Form 10-Q
period 2008-06-30
DYNARESOURCE INC
filed 2009-02-03
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ____________

Commission File Number 0-53237

DYNARESOURCE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	94-1589426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

222 W LAS COLINAS BLVD., Suite 744 EAST TOWER, Irving, Texas 75039
(Address of principal executive offices)

  (972) 868-9066
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [    ]   No [X ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:
Yes [    ]   No [ X ].

As of December 31, 2008 there were 9,073,913 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	15

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities	20
Item 3.	Default upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-	20

DYNARESOURCE, INC.
(An Exploration Stage Company)
 Consolidated Balance Sheets
 As of June 30, 2008 and December 31, 2007

	As of June 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$1,548,944	$2,060,665
Accounts Receivable (Net of Allowance of $0 and $0)	0	13,079
Foreign Tax Receivable	188,135	151,852
Other Current Assets	199,416	72,063
Total Current Assets	1,936,495	2,297,659

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $338,703 and $325,507)	376,535	389,731
Mining Properties (Net of Accumulated Amortization of $348,509 and $288,510)	4,354,857	4,414,857
Total Fixed Assets	4,731,392	4,804,588

TOTAL ASSETS	$6,667,887	$7,102,247

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$0	$0
Accrued Expenses	59,610	40,165
Total Liabilities	59,610	40,165

Minority Interest	25,170	344,980
Stockholders’ Equity:
Preferred stock, $1.00 par value, 10,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common stock, $.01 par value, 12,500,000 shares authorized, 8,340,892 and 8,276,824 shares issued and outstanding respectively	83,409	82,768
Preferred Rights	40,000	40,000
Additional Paid In Capital	18,254,099	15,874,681
Treasury Stock	(7,500)	(7,500)
Other Comprehensive Income /(Loss)	(250,282)	41,711
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(5,535,103)	(3,313,042)
Total Stockholders’ Equity	6,583,107	6,717,102
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$6,667,887	$7,102,247

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Operations and Comprehensive Loss
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended				Cumulative since reentering the Exploration Stage (January 1, 2007)
	June 30, 2008	June 30, 2007	June 30, 2008		June 30, 2007		Through June 30, 2008

REVENUE	$0	$0		$0		$0	$0
COST OF REVENUE (exclusive of depreciation and amortization shown separately below)
Exploration Costs	1,236,789	450,469		2,127,837		645,194	4,225,215
GROSS MARGIN	(1,236,789)	(450,469)		(2,127,837)		(645,194)	(4,225,215)

OPERATING EXPENSES:
Depreciation and Amortization	36,598	4,671		73,196		9,341	219,587
General and Administrative	449,360	140,853		632,558		315,429	1,609,070
TOTAL OPERATING EXPENSES	485,958	145,524		705,754		324,770	1,828,657

NET OPERATING LOSS	(1,722,747)	(595,993)		(2,833,591)		(969,964)	(6,053,872)

OTHER INCOME
Portfolio Income	185	3,522		745		4,430	7,372
Other Income	2,254	0		2,254		0	2,254
TOTAL OTHER INCOME	2,439	3,522		2,999		4,430	9,626

NET LOSS BEFORE MINORITY INTEREST AND TAXES	(1,720,308)	(592,471)		(2,830,592)		(965,534)	(6,044,246)

Provision for Income Tax Benefit	0	0		0		0	38,259
Minority (Earnings) Loss in Subsidiary	177,405	0		319,810		0	319,810

NET LOSS	$(1,542,903)	$(592,471)		$(2,510,782)		$(965,534)	$(5,686,177)

Other Comprehensive Income:
Currency Translation Gain (Loss)	218,229	(85,236)		288,721		(134,618)	280,896

COMPREHENSIVE LOSS	$(1,324,674)	$(677,707)		$(2,222,061)		$(1,100,152)	$(5,405,281)

Earnings/(Loss) per share, Basic	$(0.16)	$(0.09)	$	(0.27)	$	(0.14)

Weighted Shares Outstanding, Basic	8,282,611	7,875,000		8,288,067		7,875,000

Earnings/(Loss) per share, Diluted	$(0.13)	$(0.09)	$	(0.22)	$	(0.14)

Weighted Shares Outstanding, Diluted	10,007,194	7,875,000		10,012,650		7,875,000

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative Since Reentering the Exploration Stage (January 1, 2007)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,510,782)	$(965,534)	$(5,686,177)
Adjustments to reconcile net deficit to cash used by operating activities:
Common Shares Issued for Services	175,658	0	285,245
Preferred Shares Issued for Services	0	0	1,000
Depreciation and amortization	73,196	9,341	219,587
Minority Interest	(319,810)	0	(319,810)
Change in assets and liabilities:
Decrease in accounts receivable	13,079	199,143	199,143
Increase in foreign tax receivable	(36,283)	(61,547)	(138,931)
Increase in other current assets	(127,353)	(64,649)	(122,325)
Increase/(decrease) in accrued expenses	19,446	(38,766)	(85,929)
Decrease in deferred tax liability	0	(38,259)	(38,259)
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(2,712,849)	(960,271)	(5,686,456)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	0	(27,336)	(82,132)

CASH FLOWS USED IN INVESTING ACTIVITIES	0	(27,336)	(82,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	2,150,000	1,040,492	5,193,004
Proceeds from sale of common stock	54,400	0	1,199,714
Other comprehensive income/(loss)	(291,993)	87,476	(169,422)
Purchase of treasury stock	0	(7,500)	(7,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,912,407	1,120,468	6,215,796

Effect of exchange rate on cash	288,721	(134,618)	280,896

NET INCREASE (DECREASE) IN CASH	(511,721)	(1,757)	728,104

Cash, beginning of period	2,060,665	820,840	820,840
Cash, end of period	$1,548,944	$819,083	$1,548,944

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

DynaResource, Inc. (The “Company”) was organized September 28, 1937, as a California corporation under the name of West Coast Mines, Inc.  In 1998, the Company re-domiciled to Delaware and changed its name to DynaResource, Inc.  The Company is in the business of acquiring, investing in, and developing precious metal properties, and the production of precious metals.

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired effective control of Mineras de DynaResource S.A. de C.V. (formerly Minera Finesterre, S.A. de C.V.) (“MinerasDyna”).   The Company owns 25% of Mineras and acquired effective control of Mineras by acquiring the option to purchase the remaining 75% of the Shares of Mineras for seventy five pesos (approximately $7.00 in United States dollars), as of December 31, 2007.   The Agreement also provided that the other shareholders relinquish and forfeit any and all rights, interests and claims in and to the Corporation and in or to any of the rights or assets owned or controlled by the Corporation.  The Option expires at January 6, 2010.   The results of Mineras are consolidated with those of the Company.

In January 2008, the Company transferred 15% of the ownership of DynaMexico to Goldgroup Resources Inc., in exchange for $3,000,000 Cash contribution and exploration expenditures at SJG, and in August 2008, the Company transferred an additional 10% of the ownership of DynaMexico to Goldgroup Resources Inc., in exchange for an additional $3,000,000 Cash and exploration expenditures at SJG (See Note 6 below).    Through September 30, 2008, Goldgroup has contributed $ 7,093,004 to DynaMexico, and it currently owns 25% of DynaMexico.

The Company produced approximately $7,000,000 in revenues from production activities during the years ended December 31, 2003 through December 31, 2006, and suspended this activity voluntarily to concentrate its efforts on exploration and development. In accordance with that decision, as of January 1, 2007, the Company re-entered the Exploration Stage and has presented its cumulative results since reentering the Exploration Stage, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,”  and will continue this presentation until it again has revenues from operations.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the on Form 10 that was effective on July 15, 2008.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Management believes that all adjustments necessary for a fair statement of the results of the three and six months ended June 30, 2008 and 2007 have been made.

Basis of Presentation:

The Company prepares its Financial Statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation:

The financial statements include the accounts of DynaResource, Inc. as well as DynaResource de Mexico, S.A. de C.V., DynaResource Operaciones S.A. de C.V. and Mineras de DynaResource S.A. de C.V.  All significant inter-company transactions have been eliminated.     All amounts are presented in U.S. Dollars unless otherwise stated.

The subsidiary’s functional currency is the U.S. dollar. As a result, the financial statements of the subsidiary have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting re-measured gain or loss is recorded in other comprehensive (loss) income.

The financial statements of the subsidiary should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the six months ended June 30, 2008 (Mexican pesos per one U.S. dollar):

	June 30, 2008
Current exchange rate	Pesos.	10.30
Weighted average exchange rate for the six months ended	Pesos.	10.42

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the FDIC insurance limits.  The carrying amount approximates fair market value.

Accounts Receivable and Allowance for Doubtful Accounts:

The allowance reserve for accounts receivable is recorded when receivables are considered to be doubtful of collection.  No allowance has been established as all receivables were deemed to be fully collectible.

Inventory:

As the Company ceased minimum production in 2006, there is no inventory as of June 30, 2008 and December 31, 2007.

Fixed Assets:

Fixed assets are carried at cost.  Depreciation is provided over each asset’s estimated useful life.  Upon retirement and disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of the net income.  Expenditures for geological and engineering studies, maintenance and claim renewals are charged to expense when incurred.  Additions and significant improvements are capitalized and depreciated.

Mining Properties:

The Company is an ‘Exploration Stage’ company as defined in “SEC Industry Guide 7”.  Mining properties consist of 34 concessions at the San Jose de Gracia property the basis of which are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;
•	estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing no events have occurred that would require write-down of any assets.

Exploration, development, direct field costs and administrative costs are expensed in the period incurred.

The carrying amounts of the mining concessions are reviewed at each calendar year end to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2007 and no indications of impairment existed.

Use of Estimates:

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the Financial Statements and determines whether contingent assets and liabilities, if any, are disclosed in the financial statements.  The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

Revenue Recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or service has occurred, the sale price is fixed or determinable and receipt of payment is probable.

Revenues earned from the sale of precious metal concentrates are recognized as the title to the material is passed to the buyer upon delivery.

Earnings (Loss) per Common Share:

Earnings (loss) attributable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year.     Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding.

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 10 for a discussion of new accounting pronouncements.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial  Instruments,  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.  At June 30, 2008, the Company did not have any financial instruments other than cash and cash equivalents.

NOTE 2 – FIXED ASSETS

Fixed assets are stated at cost and consist of the following at June 30, 2008:

Mining Camp Equipment and Fixtures	$454,563
Transportation Equipment	155,084
Lab Equipment	14,306
Machinery and Equipment	33,211
Office Furniture and Fixtures	22,376
Office Equipment	3,448
Computer Equipment	32,250
$715,238
Less: Accumulated Depreciation	(338,703)
Total	$376,535

Depreciation has been provided over each asset’s estimated useful life ranging from 5 to 8 years. Depreciation expense was $13,196 and $9,341 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties are carried at the lower of cost or market value and consist of the following at June 30, 2008:

San Jose de Gracia
Mining Concessions	$4,703,367
Less: Accumulated Amortization	(348,510)
Total	$4,354,857

Amortization expense was $60,000 and $0 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 4 – INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.   The Interpretation requires that the tax effects of a position be recognized only it if is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.    If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented, as the Company has experienced operating losses since reentering the development stage.   The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset as of June 30, 2008 are as follows:

June 30, 2008

Net operating loss carry forward	$3,861,778
Valuation allowance	(3,861,778)
Net deferred tax asset	$0

A reconciliation of the statutory income tax rates and the effective rate is as follows:

June 30, 2008

Tax at statutory rate (blended U.S. and Mexico)	34%
Valuation allowance	(34%)
Effective rate	-

Upon adoption of FIN 48, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company has nominal net operating profits in DynaResource de Mexico SA. de CV., Mineras de DynaResource SA de CV., and DynaResource Operaciones de San Jose De Gracia SA. de CV. and will be subject to Mexican corporate tax for any future net revenues.

NOTE 5 – MATERIAL AGREEMENTS

Financing / Sale of Stock:

On September 1, 2006 the Company signed a “Stock Purchase and Earn In Agreement” (“Earn In”) between:  DynaResource, Inc. (“DynaResource”) and DynaResource de Mexico SA. de CV. (“DynaMexico”), (“Seller”); and Goldgroup Resources, Inc., of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

The Earn In provides for the sale of up to fifty per cent (50%) of the total outstanding shares of DynaMexico, the wholly owned subsidiary of DynaResource, and the owner of the San Jose de Gracia District in northern Sinaloa Mexico (“SJG”);  In exchange for the total cash contributions to DynaMexico, and expenditures related to the development of the SJG, in the amount of Eighteen Million Dollars USD. ($18,000,000.) by Goldgroup; contributed in four (4) Phases, as set forth below:

Phase	On or before	Amount of Funds to be deposited to DynaMexico (For SJG Expenditures)	Interest Earned (by Goldgroup in DynaMexico)	Cumulative Interest Earned (by Goldgroup in DynaMexico)
1.	June 15, 2007	$1,000,000	0%	0%
2.	March 15, 2008	$2,000,000	15%	15%
3.	September 15, 2009	$3,000,000	10%	25%
4.	March 15, 2011	$12,000,000	25%	50%

As of July 16, 2008, Goldgroup Resources, Inc. had deposited sufficient funds under the Earn-In Agreement to complete Phase 3 of the Earn In Agreement.

Completion of Phase 1, Phase II and Phase III of Earn In Agreement

Activities related to the exploration and development of SJG are being conducted by DynaMexico, through an Operating Agreement with the subsidiary, Mineras de DynaResource SA de CV. (“MinerasDyna”); with the Company’s operations being contracted by MinerasDyna through to the company’s personnel management subsidiary, DynaResource Operaciones, SA de CV (“DynaOperaciones”).

On December 28, 2007 Goldgroup completed Phase II of the Earn In Agreement, through the contributions of Capital of $3,368,088 to DynaMexico and the expenditures related to the exploration of SJG of 27,063,453 pesos, with the remainder held in cash in DynaMexico, In January 2008, 15% of the Shares of DynaMexico were transferred to Goldgroup.

At June 30, 2008, the Company reports total deposits to DynaMexico by Goldgroup in excess of $ 5,500,000. USD; with total expenditures through DynaMexico of $ 51,220,979.87 pesos.

On July 16, 2008, the Goldgroup completed Phase III of the Earn In Agreement through total contributions of capital under the Earn In Agreement of $6,118,009 with total expenditures related to the exploration of SJG of $57,252,898 pesos, with the remainder held in cash in DynaMexico, In January 2008, 15% of the Shares of DynaMexico were transferred to Goldgroup.  In August 2008, an additional 10% of the Shares of DynaMexico were transferred to Goldgroup, so that Goldgroup now owns 25% of DynaMexico.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company paid $60,222 and $50,000 to Dynacap Group, Ltd. (an entity managed by officers of the Company) for consulting and other expenses for the six months ended June 30, 2008 and 2007,  respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000 Series “A” Preferred Shares at a par value of $1.00 per share.  These shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO, K.D. Diepholz.  These Series A Preferred Shares retain the right to elect a majority of the Board of Directors.  There were 1,000 and 0 Series A Preferred Shares outstanding at December 31, 2007 and 2006, respectively.

Common Stock

The Company is authorized to issue 12,500,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At December 31, 2007 , there were 8,276,824  shares outstanding.  As of June 30, 2008, there were 8,340,892  shares outstanding.   As of December 31, 2007, the Company had not paid any cash dividends; but in September 2007  paid a non-cash dividend of property totaling $ 129,822.

Preferred Rights

The Company issued “Preferred Rights” and received $0 in 2005 and 2004, $158,500 in 2003, and $626,250 in 2002 for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 had been repaid, leaving a balance of $226,188.  As of December 31, 2005, $186,188 has been repaid, leaving a balance of $40,000.

Treasury Stock

Treasury stock is accounted for by the cost method.  The Company may from time to time purchase and resell its own common stock.  The Company has 3,396 common shares in its treasury.

Common Stock Options

There are 2,789,328 options outstanding at June 30, 2008 and consist of the following:

1,074,583 options entitle the holder to purchase one share of the Company’s common stock at a price of $2.50 per share, and expire November 15, 2008.  No options were exercised or cancelled during the period.

456,653 options entitle the holder to purchase one share of the Company’s common stock at a price of $3.75 per share and expire November 15, 2009.  12,000 options were exercised during the period.

240,917 Options entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share and expire November 15, 2009.  No options were exercised or cancelled since issuance.

150,000 options entitle the holder to purchase one share of the Company’s common stock at a price of $2.50 per share and expire November 15, 2009.  No options were exercised or cancelled during the period.

500,000 options held by officers and directors entitle the holders to purchase one share of the Company’s common stock at a price of $2.50 per share and expire November 15, 2009.  No options were exercised or cancelled during the period.

365,318 options entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share and expire November 15, 2009.  No options were exercised or cancelled since issuance.

1,880 options entitle the holder to purchase one share of the Company’s common stock at a price of $10.00 per share and expire November 15, 2009.   No options were exercised or cancelled since issuance.

NOTE 8 – EMPLOYEE BENEFIT PLANS

There is currently no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 9 – COMMITMENTS AND CONTINGENGIES

Three additional Mining Concessions in Mexico were applied for, and at the time that Title of these Concessions are completed to DynaMexico, would extend the SJG District by approximately 95,000 Hectares.

NOTE 11 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

June 2006, the FASB issued  Interpretation  No. 48 ("FIN No. 48"),  Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, which clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109,  Accounting for Income Taxes.  The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than  not  that  the tax  position  will be sustained  on examination  by the taxing  authorities,  based on the  technical  merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We do not expect FIN No. 48 to have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008. SFAS No. 157 establishes a hierarchy in order to segregate fair value measurements using quoted prices in active markets for identical assets or liabilities, significant other observable inputs and significant unobservable inputs. For assets and liabilities that are measured at fair value on a recurring basis, SFAS No. 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on the aforementioned hierarchy. See Note 11 for further information regarding our assets and liabilities that are measured at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 11 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. However, the Company has not elected to apply the provisions of SFAS No. 159 to any of our financial assets and financial liabilities, as permitted by the Statement.

NOTE 12 – ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In June 2008, the Securities and Exchange Commission announced that it has approved a one-year extension of the compliance data for smaller public companies to meet the section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act.  With the extension, small companies will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 15, 2009.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of June 30, 2008, the Company had no financial instruments with Level 1, Level 2 or Level 3 Inputs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

The Company’s majority owned  subsidiary, DynaResource de Mexico, S.A. de C.V., owns 100% of the mineral concessions to the San Jose de Gracia mining property located in and around San Jose de Gracia, Sinaloa State, Mexico. San Jose de Gracia is located on the west side of the Sierra Madre Mountains, approximately 100 kilometers inland from Guamuchil and approximately 200 kilometers north of Mazatlan, Sinaloa, Mexico.

The SJG is a High-Grade Mineralized System which reports historical production of + 1 M. Oz. AU, from a series of underground workings.  DynaMexico is focused on the exploration of this vein-hosted, near surface, and + 400 hundred M. Down – Dip Gold Potential, that occurs within fault breccia veins; and has been traced on surface and underground over a 15 Sq. Km. area.

Earlier drill programs conducted at SJG in 1997-98, primarily at Tres Amigos at the Northeast area of SJG, included 6,200 Meters in 63 Drill Holes.  The results reported from this ’97-‘98 Drilling are reported in the Company’s Form
10 / A.

The Company focused its efforts on acquiring and consolidating the SJG district during the period 1998 – 2003, and reports a 100 % ownership (through DynaResource de Mexico) of the entire SJG district (now encompassing approximately 95,000 Hectares).

From March 2003 through June 2006, the Company conducted a “Test” / “Pilot” production operation, at the scale capacity of approximately 100 Tons / Day at SJG.  During this period the Company mined high grade veins at the San Pablo area of SJG; the Results of the Test production operation are shown below:

Mined Tonnage:	42,000 Tons
Production (Oz. Au.)	18,250 Oz.
Average Grade:	20 g/t.
Recovery Efficiency (Plant):	85%
Recovery in Concentrate (Sales):	90%
Production Cost (Average):	$ 175 / Oz

The Company initiated the Test Production activity in 2003 at the time Gold prices were depressed, and with exploration funding opportunities, while available, deemed to be too dilutive by Company Management. While the Test production was a success (see results above), a small scale production activity was not expected to provide the necessary capital in order to explore a project the size of SJG.  However, The Company expects the results of the production activity to provide significant benefits to the exploration drilling to be conducted at San Pablo and other areas of SJG;  while at the same time confirming production grades, efficiency of recoveries, and production costs.

As Gold prices appreciated, exploration financing opportunities increased, and the Company negotiated and entered into the “Earn In / Option agreement with Goldgroup Resources, Inc., dated September 1, 2006.  The Terms of the Earn In / Option agreement provides for $ 18 M. USD. In Exploration financing to DynaResource de Mexico, in exchange for 50 % of the Shares of DynaMexico, while also providing proven industry professionals to the SJG project.  (See Earn In / Option Agreement.)

Since Sept.1, 2006; and in accordance with the terms of the Earn In Agreement, and prior to the Period covered by this report (April 1 – June 30, 2008);  DynaMexico completed 55 Drill Holes for 11,898 Meters at SJG.  Results of the Drill Holes prior to the period covered by this report are disclosed in the Company’s From 10 / A.

In the quarter ended June 30, 2006, Goldgroup Resources, Inc., through DynaMexico and in accordance with the Earn-In Agreement, continued exploration activities and core drill holes at SJG.

DRILLING AND ASSAYS

Drilling conducted during the quarter ending June 30, 2008 included approximately 8,416.70 Meters in 33 drill holes; as well as geochemical sampling and mapping, and data consolidation into Surpac Software.  Drilling costs during the period were 7,751,721 pesos. Assays were received during the period for drill holes 08-51 through  08- 87.  The results are shown below in tabular form.

Equiv GOLD
					Gold composites		Ag-Cu-
DH_ID	FROM	TO	INTERV	Au (g/t)	Au interval	including	Pb-Zn

SJG08-51	178.4	180.1	1.7	0.993	14.20	m @	14.79				15.38
SJG08-51	180.1	181.8	1.7	0.108
SJG08-51	181.8	183.6	1.7	1.07
SJG08-51	183.6	184.6	1	45.514				9.00	m @	22.93
SJG08-51	184.6	184.9	0.3	4.499
SJG08-51	184.9	185.8	0.9	45.523
SJG08-51	185.8	187.1	1.3	44.167
SJG08-51	187.1	188.1	1.1	3.594
SJG08-51	188.1	189.1	1	2.72
SJG08-51	189.1	190.2	1	19.932
SJG08-51	190.2	190.9	0.7	27.468
SJG08-51	190.9	191.5	0.6	15.754
SJG08-51	191.5	192.6	1.1	5.328

SJG08-52	114.1	114.5	0.4	0.556	1.70	m @	0.31				0.44
SJG08-52	114.5	115.5	1	0.123
SJG08-52	115.5	115.8	0.3	0.622
SJG08-52	115.8	116.5	0.8	0.198
SJG08-52	134.4	137.5	3.1	0.248
SJG08-52	137.5	139.5	2	0.1
SJG08-52	139.5	141.5	2	0.127
SJG08-52	150.1	151.4	1.3	1.968
SJG08-52	183.3	185	1.7	0.207
SJG08-52	191.2	193.1	1.9	0.116
SJG08-52	193.1	195.1	2	0.669
SJG08-54	7.2	8.2	1	1.095
SJG08-54	20.5	21.5	1	2.555
SJG08-54	123.5	125.7	2.2	0.16
SJG08-54	127.8	130	2.2	0.144
SJG08-54	137	139.2	2.2	0.44
SJG08-54	146	148.3	2.3	0.124
SJG08-54	155.8	158	2.2	2.657

SJG08-55	68.2	69.8	1.6	0.369
SJG08-55	79.3	81.3	2	0.105
SJG08-55	81.3	83.4	2.1	0.105
SJG08-55	100	102	2	0.338
SJG08-55	123.7	125.5	1.8	0.15
SJG08-55	125.5	127.3	1.8	0.355
SJG08-55	127.3	129.2	1.9	0.128
SJG08-55	141.1	143.4	2.3	0.122
SJG08-55	146.2	148.1	1.9	0.467
SJG08-55	148.1	149.5	1.4	0.263
SJG08-55	151.7	154	2.3	0.117

SJG08-56	20.6	23	2.4	0.993
SJG08-56	39.3	41.7	2.4	0.305	3.50	m @	1.01				1.03
SJG08-56	41.7	42.8	1.1	2.533
SJG08-56	85.6	88	2.4	0.105
SJG08-56	100	102.4	2.4	0.121
SJG08-56	133.5	135.9	2.4	0.462	7.10	m @	0.56				0.57
SJG08-56	135.9	138.2	2.3	0.561
SJG08-56	138.2	140.6	2.4	0.663
SJG08-56	156.8	157.8	1	0.521
SJG08-56	172.1	173.1	1	0.157
SJG08-56	222.9	225	2.1	0.776

SJG08-57	55.5	57.7	2.2	0.562
SJG08-57	57.7	59.4	1.7	0.123
SJG08-57	86.6	89	2.4	0.106
SJG08-57	105.8	108.2	2.4	0.141
SJG08-57	108.2	110.6	2.4	0.991	3.90	m @	0.76				0.78
SJG08-57	110.6	112.1	1.5	0.397
SJG08-57	135.8	137.6	1.8	0.309
SJG08-57	137.6	139.4	1.8	0.119
SJG08-57	139.4	141.2	1.8	0.132
SJG08-57	141.2	143.7	2.5	0.426
SJG08-57	143.7	145.9	2.2	0.206
SJG08-57	145.9	148.6	2.7	0.304	4.80	m @	0.55				0.61
SJG08-57	148.6	150.7	2.1	0.867
SJG08-57	154.5	156.8	2.3	0.112
SJG08-57	156.8	159.1	2.3	0.489

SJG08-58	147.2	148.7	1.5	0.603
SJG08-58	190.9	191.5	0.6	0.321	2.60	m @	0.43				0.44
SJG08-58	191.5	193.5	2	0.463
SJG08-58	213.6	215.5	1.9	0.374
SJG08-58	263.3	265.2	1.9	0.221
SJG08-58	269	271	2	0.113
SJG08-58	271	272.1	1.1	0.993

SJG08-59	138.7	139.5	0.8	0.992
SJG08-59	215.6	217.4	1.8	0.156
SJG08-59	217.4	219	1.6	0.716

SJG08-60	231.3	233.3	2	0.671	9.10	m @	5.02				5.53
SJG08-60	233.3	234.5	1.2	1.35
SJG08-60	234.5	235.7	1.2	1.17
SJG08-60	235.7	236.4	0.7	3.11
SJG08-60	236.4	237.4	1	26.8				2.20	m @	17.31
SJG08-60	237.4	238.6	1.2	9.4
SJG08-60	238.6	240.4	1.8	0.58
SJG08-60	263.6	264.5	0.9	0.19
SJG08-60	264.5	266.5	2	0.873	4.10	m @	0.67				0.72
SJG08-60	266.5	268.6	2.1	0.473

SJG08-61	27.8	28.9	1.1	2.446	4.50	m @	1.66				2.85
SJG08-61	28.9	30	1.1	0.14
SJG08-61	30	31.3	1.3	3.183
SJG08-61	31.3	32.3	1	0.496
SJG08-61	34.6	37.1	2.5	0.168
SJG08-61	127	127.4	0.4	8.774	0.40	m @	8.774				10.08
SJG08-61	127.4	129.1	1.7	0.298
SJG08-61	139.5	140.2	0.7	0.231
SJG08-61	140.2	141	0.8	0.373
SJG08-61	153.9	155.4	1.5	2.131

SJG08-62	260.9	263	2.1	0.449
SJG08-62	263	263.9	0.9	0.367

SJG08-63	329.3	329.7	0.4	11.694	0.40	m @	11.69				11.74
SJG08-63	339	341	2	0.165
SJG08-63	343	344.7	1.7	0.855

SJG08-64	207.6	209.4	1.8	1.881	5.90	m @	1.00				1.02
SJG08-64	209.4	211.2	1.8	0.172
SJG08-64	211.2	213.5	2.3	0.963

SJG08-65	244.8	246.6	1.8	0.452	6.80	m @	0.33				0.40
SJG08-65	246.6	248.6	2	0.164
SJG08-65	248.6	250.3	1.7	0.396
SJG08-65	250.3	251.6	1.3	0.321

SJG08-66	217	218.7	1.7	1.75	3.00	m @	1.51				1.70
SJG08-66	218.7	220	1.3	1.192
SJG08-66	220	221.5	1.5	0.226
SJG08-66	221.5	223.2	1.7	0.104
SJG08-66	239.7	242.3	2.6	0.396	5.70	m @	0.91				1.02
SJG08-66	242.3	243.7	1.4	1.424
SJG08-66	243.7	245.4	1.7	1.269
SJG08-66	331	332.7	1.7	0.496	7.10	m @	0.39				0.66
SJG08-66	332.7	334.6	1.9	0.347
SJG08-66	334.6	336.2	1.6	0.346
SJG08-66	336.2	338.1	1.9	0.368

SJG08-67	12.9	14.1	1.2	0.362
SJG08-67	190.7	192.7	2	0.146
SJG08-67	302.6	304.6	2	0.542
SJG08-67	310.6	312.6	2	0.606
SJG08-67	312.6	314.3	1.6	0.478
SJG08-67	316.3	318.3	2	0.1
SJG08-67	320.3	322.3	2	0.11
SJG08-67	322.3	324.3	2	0.286
SJG08-67	327.3	328.8	1.5	0.456
SJG08-67	328.8	330.3	1.5	0.389

SJG08-68	110.2	112	1.8	0.466
SJG08-68	114.9	118	3.1	0.782
SJG08-68	123	127.2	4.2	0.893
SJG08-68	127.2	129.2	2	0.174
SJG08-68	133.3	135.4	2.1	0.113
SJG08-68	135.4	136	0.6	8.856	1.60	m @	21.85				22.15
SJG08-68	136	137	1	29.644
SJG08-68	137	138.2	1.2	0.254
SJG08-68	142.3	143.1	0.8	0.561	1.70	m @	0.46				1.04
SJG08-68	143.1	144	0.9	0.379

SJG08-69	135	136.4	1.4	1.184	4.00	m @	0.78				1.39
SJG08-69	136.4	137.1	0.7	0.326
SJG08-69	137.1	139	1.9	0.653

SJG08-70	30.6	32.5	1.9	0.73
SJG08-70	69.5	71.1	1.6	0.26
SJG08-70	119.1	119.3	0.2	0.316	11.10	m @	1.83				1.88
SJG08-70	119.3	120.5	1.2	1.321				2.30	m @	5.20
SJG08-70	120.5	121.6	1.1	9.434
SJG08-70	121.6	123.2	1.6	0.265
SJG08-70	123.2	124.8	1.6	0.358
SJG08-70	124.8	126.5	1.7	0.404
SJG08-70	126.5	127.6	1.1	0.208
SJG08-70	127.6	128.7	1.1	0.134
SJG08-70	128.7	129	0.3	16.274				1.50	m @	4.15
SJG08-70	129	130.2	1.3	1.032
SJG08-70	130.2	131.5	1.3	0.215
SJG08-70	131.5	133.4	1.9	0.159
SJG08-70	133.4	135.2	1.8	0.581	9.80	m @	0.43				0.54
SJG08-70	135.2	138.9	3.7	0.116
SJG08-70	138.9	139.8	0.9	0.719
SJG08-70	139.8	140	0.2	4.292				0.20	m @	4.292
SJG08-70	140	141.2	1.2	0.402
SJG08-70	141.2	141.3	0.1	1.431
SJG08-70	141.3	143.2	1.9	0.322
SJG08-70	143.2	145	1.8	0.185
SJG08-70	145	146.9	1.9	0.186
SJG08-70	154.7	155.5	0.8	0.197
SJG08-70	155.5	155.9	0.4	1.698
SJG08-70	212.8	214.1	1.3	0.807	10.10	m @	0.71				0.73
SJG08-70	214.1	215.3	1.2	1.509
SJG08-70	215.3	217.3	2	0.127
SJG08-70	217.3	219.3	2	0.555
SJG08-70	219.3	221.1	1.8	0.498
SJG08-70	221.1	222.9	1.8	1.14

SJG08-71	59.7	61.5	1.8	0.517
SJG08-71	61.5	63.3	1.8	0.2
SJG08-71	63.3	65	1.8	0.213
SJG08-71	66.9	68.3	1.4	0.373
SJG08-71	75.9	77.5	1.6	0.974
SJG08-71	157.4	159.5	2.1	1.393
SJG08-71	163.7	165.6	1.9	0.261
SJG08-71	165.6	167.6	1.9	0.461

SJG08-72	21.9	22.9	1	1.635	4.30	m @	1.13				1.68
SJG08-72	22.9	24.1	1.3	0.119
SJG08-72	24.1	24.5	0.4	0.541
SJG08-72	24.5	25.1	0.6	0.225
SJG08-72	25.1	26.2	1.1	2.475
SJG08-72	153.6	154	0.4	0.766

SJG08-73	194.2	196.1	1.9	0.372
SJG08-73	196.1	197.9	1.9	0.175
SJG08-73	197.9	199.8	1.9	0.342
SJG08-73	224.8	226.4	1.6	0.576

SJG08-74	169.9	171.9	2	0.396
SJG08-74	171.9	173.9	2	0.359
SJG08-74	173.9	175.9	2	0.711
SJG08-74	181.9	183.9	2	0.159
SJG08-74	183.9	185.9	2	0.375
SJG08-74	185.9	187.9	2	0.821
SJG08-74	197.9	199.9	2	0.303

SJG08-75	217.7	218.2	0.6	0.342

SJG08-76	32.8	33.5	0.7	75.56	4.80	m @	16.02	2.00	m @	37.60	17.44
SJG08-76	33.5	34.2	0.7	27.12
SJG08-76	34.2	34.8	0.7	4.744
SJG08-76	34.8	35.6	0.7	1.296
SJG08-76	35.6	37.6	2	0.396
SJG08-76	39.6	41.6	2	0.333
SJG08-76	110.4	112.6	2.2	0.116
SJG08-76	124.9	126.6	1.7	0.103
SJG08-76	130.1	131.9	1.8	0.232
SJG08-76	131.9	132.2	0.3	7.875	2.70	m @	1.69	0.30	m @	7.875	2.08
SJG08-76	132.2	133.4	1.2	1.208
SJG08-76	133.4	134.6	1.2	0.625

SJG08-77	259.8	261.3	1.5	0.496
SJG08-77	262.9	265.2	2.3	0.126
SJG08-77	270.8	271.9	1.1	0.169
SJG08-77	271.9	273.2	1.3	2.401	3.40	m @	1.34				1.68
SJG08-77	273.2	274.5	1.3	0.711
SJG08-77	274.5	275.3	0.8	0.635

SJG08-79	117.4	118.2	0.8	0.25
SJG08-79	273.2	273.5	0.3	0.704
SJG08-79	315.1	316.3	1.2	0.175
SJG08-79	316.3	317.6	1.3	0.128
SJG08-79	317.6	319	1.4	0.68	6.20	m @	0.47				0.56
SJG08-79	319	320.4	1.4	0.308
SJG08-79	320.4	322.1	1.7	0.365
SJG08-79	322.1	323.8	1.7	0.529

SJG08-80	119.9	121.7	1.8	0.64	3.60	m @	0.49				0.70
SJG08-80	121.7	123.5	1.8	0.346
SJG08-80	125.3	126.9	1.6	2.391	3.10	m @	4.80				5.05
SJG08-80	126.9	128.4	1.5	7.372				1.50	m @	7.372
SJG08-80	187.3	188.4	1.1	3.169

SJG08-81	83.2	83.9	0.7	0.381
SJG08-81	83.9	85.2	1.3	0.175
SJG08-81	262.9	264.4	1.5	0.666
SJG08-81	279.7	281.9	2.2	0.109
SJG08-81	302.7	304.6	1.9	0.105
SJG08-81	306.1	307.4	1.3	0.447	1.80	m @	0.60				0.75
SJG08-81	307.4	307.9	0.5	1.009

SJG08-82	151.6	153.3	1.7	18.218	1.70	m @	18.22				18.24
SJG08-82	162	165.1	3.1	0.969

SJG08-84	256.6	256.8	0.2	0.306
SJG08-84	260.6	260.9	0.3	0.645
SJG08-84	270	270.4	0.4	40.059	0.40	m @	40.06				40.46

SJG08-85	159.9	160.3	0.4	0.585

SJG08-86	112.5	112.8	0.4	0.463
SJG08-86	141.7	142.3	0.6	0.385
SJG08-86	231.2	233.8	2.6	1.207

SJG08-87	91.3	91.9	0.6	6.21	0.60	m @	6.21				6.33
SJG08-87	93	94	1	0.12
SJG08-87	102	103.7	1.7	0.443
SJG08-87	109	109.6	0.6	0.162
SJG08-87	118.6	120.3	1.7	0.637

Cautionary Note regarding Mineral Resource

The United State Securities and Exchange Commission limits disclosure for U.S. reporting purposes to mineral deposits that a company can economically and legally extract or produce.  The Company uses certain terms in this report, such as “Reserves”, “Resources”, Geologic Resources”, “Proven”, “Probably”, “measured”, “Indicated”, “inferred”, which may not be consistent with the reserve definitions established by the SEC.  U. S. Investors are urged to consider closely the disclosure in the Company’s Form 10 (A).  You can review and obtain copies of these filings from the SEC’S web site at http://www.sec.gov.

The Increase in Drilling realized in the 2nd Quarter 2008 resulted from the addition of two Core Drilling Rigs from Britton Brothers Drilling.  Third Quarter drilling is expected to decline slightly, due to the weather and period of rains at SJG.  Drilling will continue with one 1 core Rig through September.

Competition

The Company retains the rights to concessions over the area of the SJG Property and sees no competition for mining on the lands covered by those concessions. In general, if the Company were to re-start production activities at the completion of the Earn-In Agreement, the market for Gold and precious metals products would be dependent upon the global market for Gold and other precious metals, which prices and markets fluctuate daily.  The company has been successful in selling Gold concentrates in the past, and it expects a receptive market for purchase of products produced from the SJG Property, based upon global spot prices, less processing charges and any deductions.

Employees

The Company employs three officers in its corporate office in Dallas, Texas and employs approximately thirty persons through its subsidiaries in Mexico.

Governmental Regulation and Environmental Matters

Environmental laws that impact our operations include those relating to air quality, solid waste management and water quality. These laws are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for joint and several strict liabilities for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws also may expose the Company to liability for the conduct of or conditions caused by others, or for acts that complied with all applicable laws when performed.

Potential Risks:

Funding of Goldgroup Resources Inc.:

Funding for the exploration activity at SJG is primarily due to the Capital contributions to DynaMexico from Goldgroup Resources Inc. There is no certainty that this funding will continue or that the Earn In / Option Agreement will be completed.  Should the funding of Goldgroup cease, the Company would be required to fund further exploration work through its own capital reserves, or to obtain alternate financing sources.  Any alternate funding sources could result in additional dilution to shareholders.

Potential Conflicts with Shareholder:

While the Company believes it has negotiated and authorized proper agreements for the financing and exploration of SJG, there exist potential conflicts with Goldgroup Resources Inc.  Goldgroup carries the majority of seats on the SJG Management Committee, which is charged with responsibility of approving the budgets and supplying technical direction to the SJG Project.  At the Same time, DynaResource, Inc. carries a majority of the seats on the Board of Directors of DynaResource de Mexico.  DynaResource, Inc. also carries 100 % of the Seats on the Boards of Mineras de DynaResource, the contracted operating entity at SJG, and 100 % of the Seats of the Board of DynaResource Operaciones, the personnel management entity at SJG.  Mr. K.D. Diepholz, chairman and CEO of DynaResource, Inc.  and Mr. Charles E. Smith, CFO of DynaResource, Inc. are the President and Secretary respectively for DynaResource de Mexico, Mineras de DynaResource, and DynaResource Operaciones

Mineable Resource:

There is no certainty that the explorations works at SJG would result in the definition of a mineable resource at SJG.  While the company believes there is already in place enough mineable ore at SJG to supply a commercial production operation; there is no certainty that the Company will be proven correct.  If a mineable resource is not confirmed at SJG, the Company’s investment at SJG could be lost.

RESULTS FOR THE QUARTER ENDED June 30, 2008

REVENUE.  Revenue for the three months ended June 30, 2008 and the three months ended June 30, 2007 was $0 due to the Company’s decision to stop the Test Production activities in June 2006, and to concentrate on financing and exploration efforts in order to define a Gold Ore resource.  Financing for exploration activity has been contributed by Goldgroup Resources, Inc. under the Earn-In / Option Agreement, as described elsewhere in this 10-Q.  Revenue for the six months ended June 30, 2008 was $0 and $0 for the six months ended June 30, 2007.

GROSS MARGIN.  Gross profit for the three months ended June 30, 2008 was $(1,236,789) compared to $(450,469) for the three month period ended June 30, 2007.  Gross margin for the six months ended June 30, 2008 was $(2,127,837) compared to $(645,194) for the six months ended June 30, 2007.  The significant decrease in our gross profit is due to the decision to suspend production activity, and to concentrate efforts on exploration.

OPERATING EXPENSES.  Total operating expenses for the three months ended June 30, 2008, were $485,958 compared to expenses for the period ended June 30, 2007 of $145,524.   The above expenses include depreciation which was $36,598 and $4,671 for the three months ended June 30, 2008 and 2007, respectively.  Total operating expenses for the six months ended June 30, 2008 were $530,096 compared to expenses for the period ended June 30, 2007 of $324,770.    The above expenses include depreciation which was $73,196 and $9,341 for the six months ended June 30, 2008 and 2007, respectively. The increase is attributed to the increased activity of 2008 over 2007 in our exploration drilling activities.

OTHER INCOME.   Other income for the three months ended June 30, 2008 was $2,439 compared to the period ended June 30, 2007 of $3,522.  Other income (expense) for the six months ended June 30, 2008 was $2,999 compared to the same six months ended June 30, 2007 of negative $(130,188).

MINORITY INTEREST. The minority interest portion of our loss for the three months ended June 30, 2008 was $177,405 compared to $0 for the period ended June 30, 2007 and the minority interest portion of our loss for the six months ended June 30, 2008 was $319,810 compared to $0 for the same six months ended June 30, 2007. This is due to the Company’s reporting a minority interest holder in 2008, compared to no minority interest reported in 2007.

NET LOSS. Net loss for the three months ended June 30, 2008 was negative $(1,542,903) compared to the period ended June 30, 2007 of negative $(592,471).  Net loss for the six months ended June 30, 2008 was negative $(2,510,782) compared to the period ended June 30, 2007 of negative $(965,534).  The decrease in net income is due to the aforementioned change in activities.

LIQUIDITY AND CAPITAL RESOURCES.  The Company has sufficient capital on hand to fund overhead operations and some exploration activities for the next twelve months.  In addition, Goldgroup is providing the funding of exploration activities in accordance with the Earn-In Agreement.  In July 2008, Goldgroup advised that they have the funds on hand to complete the option under the Earn-In Agreement, and that it intends to complete the Earn-In Agreement.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended June 30, 2008, our Chief Executive Officer and Chief Financial Officer as of June 30, 2008, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officers of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly  report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item No. 1.  - Not Applicable.

Item No. 2. The Company issued 13,880 shares of common stock to current shareholders of the company; which included 12,000 shares issued to shareholders exercising options at $3.75 per share, and 1,880 shares issued at $ 5.00 per share.

Items No. 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  None

(b)   Exhibits

Exhibit Number;  Name of Exhibit

31.1           Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

By:  /s/  K.W. Diepholz
K.W. Diepholz (“K.D.”) Diepholz, Chairman / CEO

Date:  January 30, 2009