Form 10-Q
period 2008-09-30
DYNARESOURCE INC
filed 2009-02-04
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

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

As of December 31, 2008, there were 9,073,913 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation
		16

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities	21
Item 3.	Default upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-	21

DYNARESOURCE, INC.
(An Exploration Stage Company)
 Consolidated Balance Sheets
 September 30, 2008 and December 31, 2007

	Sept 30, 2008 (Unaudited)	Dec 31, 2007 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,850,159	$2,060,665
Accounts Receivable (Net of Allowance of $0 and $0)	0	13,079
Foreign Tax Receivable	232,049	151,852
Other Current Assets	189,864	72,063
Total Current Assets	2,272,072	2,297,659

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $345,301 and $325,507)	354,306	389,731
Mining Properties (Net of Accumulated Amortization of $378,510 and $288,510)	4,376,832	4,414,857
Total Fixed Assets	4,731,138	4,804,588

Deposits	5,790	0
TOTAL ASSETS	$7,009,000	$7,102,247

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$0	$0
Accrued Expenses	68,455	40,165
Total Liabilities	68,455	40,165

Minority Interest	(321,933)	344,980
Shareholders’ Equity:
Preferred stock, $1.00 par value, 10,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common stock, $.01 par value, 12,500,000 shares authorized, 8,508,127 and 8,276,824 shares issued and outstanding respectively	85,081	82,768
Preferred Rights	40,000	40,000
Additional Paid In Capital	20,611,514	15,874,681
Treasury Stock	(7,500)	(7,500)
Other Comprehensive Income	(75,833)	41,711
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(7,389,268)	(3,313,042)
Total Shareholders’ Equity	7,261,478	6,717,102
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$7,009,000	$7,102,247

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
And Cumulative Since Reentering the Development Stage (January 1, 2007)
(Unaudited)

							Cumulative
							Since Reentering
							Development
	Three Months Ended		Nine Months Ended				Stage
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008		Sept 30, 2007		(Jan 1, 2007)

REVENUES	$0	$0		$0		$0	$0
COST OF REVENUE (exclusive of depreciation and amortization shown separately below)
Exploration Costs	1,633,167	280,312		3,761,004		1,081,469	5,858,382
GROSS MARGIN	(1,633,167)	(280,312)		(3,761,004)		(1,081,469)	(5,858,382)

OPERATING EXPENSES:
Depreciation and Amortization	36,598	4,671		109,794		14,012	256,185
General and Administrative	505,901	169,079		962,801		484,508	1,939,313
TOTAL OPERATING EXPENSES	542,499	173,750		1,072,595		498,520	2,195,498

NET OPERATING (LOSS)	(2,175,666)	(454,062)		(4,833,599)		(1,579,989)	(8,053,880)

OTHER INCOME
Portfolio Income	515	873		1,260		5,303	7,887
Other Income	28	0		2,282		0	2,282
TOTAL OTHER INCOME	543	873		3,542		5,303	10,169

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND TAXES	(2,175,123)	(453,189)		(4,830,057)		(1,574,686)	(8,043,711)

Provision for Income Tax Benefit	0	0		0		0	38,259
Minority (Earnings) Loss in Subsidiary	347,103	0		666,913		0	666,913

NET LOSS	$(1,828,020)	$(453,189)		$(4,163,144)		$(1,574,686)	$(7,338,539)

Other Comprehensive Income:
Currency Translation Gain (Loss)	(237,547)	545,768		86,921		411,150	79,096

COMPREHENSIVE LOSS	$(2,065,567)	$92,579		$(4,076,223)		$(1,163,536)	$(7,259,443)

Earnings (Loss) per share, Basic	$(0.25)	$(0.12)	$	(0.49)	$	(0.15)
Weighted Shares Outstanding, Basic	8,388,079	7,875,000		8,279,709		7,875,000

Earnings (Loss) per share, Diluted	$(0.21)	$(0.12)	$	(0.41)	$	(0.15)
Weighted Shares Outstanding, Diluted	9,908,886	7,875,000		9,967,427		7,875,000

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
And Cumulative Since Reentering the Development Stage (January 1, 2007)
 (Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative Since Reentering Development Stage (Jan 1, 2007)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,163,144)	$(1,574,686)	$(7,338,539)
Adjustments to reconcile net deficit to cash used by operating activities:
Issuance of common stock for services	181,658	0	291,245
Issuance of preferred stock for services	0	0	1,000
Depreciation and amortization	109,794	14,012	256,185
Minority interest	(666,913)	0	(666,913)
Change in assets and liabilities:
Decrease in accounts receivable	13,079	199,143	199,143
(Increase) in foreign tax receivable	(80,197)	(39,815)	(182,845)
(Increase) in other current assets	(117,801)	(85,197)	(112,773)
Increase in deposits	(5,789)	0	(5,789)
(Decrease)/ increase in accrued expenses	28,290	(43,057)	(77,085)
(Decrease) in deferred tax liability	0	(38,259)	(38,259)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	(4,701,023)	(1,567,859)	(7,674,630)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(36,347)	(48,527)	(118,479)
CASH FLOWS USED IN INVESTING ACTIVITIES	(36,347)	(48,527)	(118,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	4,050,000	1,047,992	7,093,004
Proceeds from sale of common stock	517,488	223,975	1,662,802
Repurchase of common stock options	(10,000)	0	(10,000)
Other comprehensive income (loss)	(117,545)	96,249	5,026
Purchase of treasury stock	0	(7,500)	(7,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,439,943	1,360,716	8,743,332
Effect of exchange rate on cash	86,921	411,150	79,096
NET INCREASE (DECREASE) IN CASH	(210,506)	155,480	1,029,319

Cash, beginning of period	2,060,665	820,840	820,840
Cash, end of period	$1,850,159	$976,320	$1,850,159

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
Non-cash dividend of property	$0	$0	$129,822

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2008

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired effective control of Mineras de DynaResource S.A. de C.V. (formerly Minera Finesterre, S.A. de C.V.) (“MinerasDyna”).   The Company owns 25% of Mineras and acquired effective control of Mineras by acquiring the option to purchase the remaining 75% of the Shares of Mineras for seventy five pesos (approximately $7.00 in United States Dollars), as of December 31, 2007.   The Agreement also provided that the other shareholders of MinerasDyna relinquish and forfeit any and all rights, interests and claims in and to the Corporation and in or to any of the rights or assets owned or controlled by the Corporation.  The Option expires at January 6, 2010.   The results of Mineras are consolidated with those of the Company in the Company’s Financial Statements.

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

The Company produced approximately $7,000,000 in revenues from production activities during the years ended December 31, 2003 through December 31, 2006, and suspended this activity voluntarily in June, 2006 to concentrate its efforts on financing and exploration activities. In accordance with that decision, as of January 1, 2007, the Company re-entered the Exploration Stage and has presented its cumulative results since reentering the Exploration Stage, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The company will continue this presentation until it again reports revenues from operations.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Form 10 that was effective on July 15, 2008.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Management believes that all adjustments necessary for a fair statement of the results of the three month and nine month periods ending September 30, 2008 and September 30, 2007 have been made.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the six months ended September 30, 2008 (Mexican pesos per one U.S. dollar):

	September 30, 2008
Current exchange rate	Pesos.	10.97
Weighted average exchange rate for the nine months ended	Pesos.	10.51

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

Inventory:

As the Company suspended its production activities in 2006, there is no inventory as of June 30, 2008 and as of December 31, 2007.

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

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

estimated recoverable ounces of gold, silver or other precious minerals;
estimated future commodity prices;
estimated expected future operating costs, capital expenditures and reclamation expenditures;

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

The carrying amounts of the mining concessions are reviewed at each calendar year end to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value.  As of December 31, 2007 no indications of impairment existed.

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as Financial Instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At September 30, 2008, the Company did not have any financial instruments other than cash and cash equivalents.

NOTE 2 – FIXED ASSETS

Fixed assets are stated at cost and consist of the following at September 30, 2008:

Mining camp equipment and fixtures	$454,563
Transportation equipment	139,453
Lab equipment	14,306
Machinery and equipment	33,211
Office furniture and fixtures	22,376
Office equipment	3,448
Computer equipment	32,250
Sub-total	$699,607
Less: Accumulated depreciation	(345,301)
Total	$354,306

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $19,794 and $14,012 for the nine months ended September 30, 2008 and 2007 respectively,

NOTE 3 – MINING PROPERTIES

Mining properties are carried at the lower of cost or market value and consist of the following at September 30, 2008:

San Jose de Gracia:
Mining concessions	$4,754,648
Less: Accumulated amortization	(378,510)
Total	$4,376,138

Amortization expense was $90,000 and $0  for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 4 – INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.   The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

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

The components of the Company’s deferred tax asset as of September 30, 2008 are as follows:

September 30, 2008

Net operating loss carry forward	$4,553,206
Valuation allowance	(4,553,206)
Net deferred tax asset	$0

A reconciliation of the statutory income tax rates and the effective rate is as follows:

September 30, 2008

Tax at statutory rate (blended U.S. and Mexico)	34%
Valuation allowance	(34%)
Effective rate	-

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

NOTE 5 – MATERIAL AGREEMENTS

Concessions and Interest related to the San Jose de Gracia Property:

In March 2000, The Company entered into agreements to complete the acquisition and consolidation of 100% of the San Jose de Gracia Property and related mining interests.  Pursuant to these agreements, the Mining Concessions and related interests comprising the San Jose de Gracia property were transferred to the Company.

In March 2005, the Company issued 115,000 common shares; received a cash payment of $15,000; and accepted a mutual release from the vending parties; to complete the acquisition agreements.

Financing/Sale of Stock:

On September 1, 2006 the Company signed an “Earn In / Option Agreement” (“Earn In”) between:  DynaResource, Inc. (“DynaResource”) and DynaResource de Mexico S.A. de C.V. (“DynaMexico”), (“Seller”); and Goldgroup Resources, Inc., of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

The Earn In provides for the sale of up to fifty percent (50%) of the total outstanding shares of DynaMexico, the wholly owned subsidiary of DynaResource, and the owner of the San Jose de Gracia District in northern Sinaloa Mexico (“SJG”);  in exchange for the total cash contributions to DynaMexico, and expenditures related to the exploration and development of the SJG, in the amount of $18,000,000 by Goldgroup; contributed in four (4) phases, as set forth below:

Phase	On or before	Amount of Funds to be deposited to DynaMexico (For SJG Expenditures)	Interest Earned (by Goldgroup in DynaMexico)	Cumulative Interest Earned (by Goldgroup in DynaMexico)
1.	June 15, 2007	$1,000,000	0%	0%
2.	March 15, 2008	$2,000,000	15%	15%
3.	September 15, 2009	$3,000,000	10%	25%
4.	March 15, 2011	$12,000,000	25%	50%

Pursuant to the Earn In Agreement:

DynaResource attached the “SJG Title Opinion”, compiled by Urias Romero Y Asociados, Abraham Urias, Mazatlan, Sinaloa, with attachments and schedules; describing the status and position of DynaMexico and affiliates in Mexico, and confirming the ownership and status of the Mining Concessions comprising the SJG District in Sinaloa, Mexico;

DynaResource attached its audited, consolidated financial statements at December 31, 2005;

The Parties agreed to a revised setting of the Board of Directors of DynaMexico, to:

a.	Two (2) Members of DynaResource; K.D. Diepholz, Chairman/CEO of DynaResource as President; and, Charles E. Smith; CFO of DynaResource;

b.	One (1) Member of Goldgroup; Keith Piggott, CEO of Goldgroup.

A Management Committee was formed to approve budgets and expenditures made pursuant to the Earn In.  The setting of the Management Committee is:

a.	Two (2) Members of Goldgroup; Keith Piggott, and John Sutherland, CFO;

b.	One (1) Member of DynaResource; K.D. Diepholz;

Also, The Parties agreed to cooperate to develop the SJG Property, in the best interests of the SJG Project.

Operations through Subsidiaries:

Activities related to the exploration and development of SJG are being conducted by MinerasDyna as the Exclusive Operator of the SJG Project; through contract from DynaMexico, the 100 % owner of the SJG Property; with the management of personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaOperaciones.

Phase 2 and Phase 3 of  Earn In Completed:

On December 28, 2007 Goldgroup completed Phase II of the Earn In Agreement, through the contributions of Capital of $3,368,088 to DynaMexico and the expenditures related to the exploration of SJG of 27,063,453 pesos, with the remainder held in cash in DynaMexico.  In January 2008, 15% of the Shares of DynaMexico were transferred to Goldgroup.

At June 30, 2008, the Company reports total deposits to DynaMexico by Goldgroup in excess of $ 5,500,000. USD; with total expenditures through DynaMexico of $ 51,220,979.87 pesos.

On July 16, 2008, the Goldgroup completed Phase III of the Earn In Agreement through total contributions of capital under the Earn In Agreement of $6,118,009 with total expenditures related to the exploration of SJG of $57,252,898 pesos, with the remainder held in cash in DynaMexico.  In August 2008, an additional 10% of the Shares of DynaMexico were transferred to Goldgroup, so that Goldgroup now owns 25% of DynaMexico.

Continuing with Phase III exploration activities, at September 30, 2008 the Company reported total deposits to DynaMexico by Goldgroup in excess of $ 7,400,000 USD, with total expenditures through DynaMexico of 69,507,475.43 pesos.

Memorandum of Understanding, (“MOU”):

In order to clarify and confirm the operating structure at SJG, DynaResource, Inc., DynaResource de Mexico, and Goldgroup Resources Inc. (the Parties to the Earn In / Option Agreement); and together,  “the Parties”) entered into a “Memorandum of Understanding” (the “MOU”), dated July 29, 2008.  The MOU provides for:

•	Mineras de DynaResource (“MinerasDyna”) as the exclusive operating entity at SJG, pursuant to the operating agreement with DynaResource de Mexico (“DynaMexico’);

•	DynaMexico owns the SJG 100%, and all Records, Data and information pursuant thereto. Any information disseminated regarding SJG must be disclosed as originating from DynaMexico;

•	The SJG Management Committee is not a legal entity and has no authority or ability to sign contracts or incur obligations or liabilities to DynaMexico, MinerasDyna, or DynaOperaciones;

•	The SJG Management Committee does not have the authority to act for or represent DynaMexico, MinerasDyna, DynaOperaciones, or the SJG Property;

•	All personnel or consultants related to the SJG Project must be employed or contracted through MinerasDyna or DynaOperaciones and must be accountable to the employing / contracting entity;

NOTE 6 – RELATED PARTY TRANSACTIONS

In the nine months ended September 30, 2008 and 2007, the Company paid $121,531 and $85,497 respectively to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees.

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

Common Stock

The Company is authorized to issue 12,500,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At September 30, 2008, there were 8,508,127 shares outstanding.  At December 31, 2007, there were 8,276,824  shares outstanding.    As of December 31, 2007, the Company had not paid any cash dividends; but in September 2007 made a non-cash dividend of property totaling $129,822.

Preferred Rights

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid, leaving a balance of $226,188.  As of December 31, 2005, $186,188 has been repaid, leaving a balance of $40,000. At December 31, 2007 the balance remains at $ 40,000.

Treasury Stock

Treasury stock is accounted for by the cost method.  The Company may from time to time purchase and resell its own common stock.  Treasury stock activity is presented in the consolidated statement of stockholders’ equity.

Options and Warrants

There are 2,664,094 options outstanding at September 30, 2008.

929,348 options entitle the holder to purchase one share of the Company’s common stock at a price of $2.50 per share. On August 31, 2007 the expiration date was extended from November 15, 2007 to November 15, 2008.  145,235 options have been exercised since issuance.

456,654  options entitle the holder to purchase one share of the Company’s common stock at a price of $3.75 per share. On August 31, 2007 the expiration date was extended from November 15, 2007 to November 15, 2009.  12,000  options have been exercised since issuance.

240,917 Options entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share. On August 31, 2007 the expiration date was extended from July 1, 2008 to November 15, 2009.  No options were exercised or cancelled since issuance.

150,000 options entitle the holder to purchase one share of the Company’s common stock at a price of $2.50 per share. On August 31, 2007 the expiration date was extended from February 1, 2009 to November 15, 2009.  No options were exercised or cancelled since issuance.

500,000 options entitle the holder to purchase one share of the Company’s common stock at a price of $2.50 per share.  On August 31, 2007 the expiration date was extended from  February 1, 2009 to November 15, 2009.  No options were exercised or cancelled since issuance.

365,295 options entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share.  The options expire November 15, 2009. No options were exercised or cancelled since issuance.

21,880 options entitle the holder to purchase one share of the Company’s common stock at a price of $10.00 per share and expire November 15, 2009.   No options were exercised or cancelled since issuance.

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

NOTE 10 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

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

NOTE 11 – ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of September 30, 2008, the Company had no financial instruments with Level 1, Level 2 or Level 3 Inputs.

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

General

The Company’s majority owned subsidiary, DynaResource de Mexico, S.A. de C.V. (“DynaMexico’), owns 100% of the mineral concessions to the San Jose de Gracia mining property (“SJG”) covering approximately 95,000 hectares located in and around San Jose de Gracia, Sinaloa State, Mexico. San Jose de Gracia is located on the west side of the Sierra Madre Mountains, approximately 100 kilometers inland from Guamuchil and approximately 200 kilometers north of Mazatlan, Sinaloa.

The SJG is a High-Grade Mineralized System which reports historical production of + 1 M. Oz. AU, from a series of underground workings.  DynaMexico is focused on the exploration of this vein-hosted, near surface, and + 400 hundred M. Down – Dip Gold Potential, that occurs within fault breccia veins; and has been traced on surface and underground over a 15 Sq. Km. area.

Earlier drill programs conducted at SJG in 1997-98, primarily at Tres Amigos at the Northeast area of SJG, included over 6,200 Meters in 63 Drill Holes.  The results from this ’97-‘98 Drilling are reported in the Company’s Form 10/A.

During the period 1998-2003, The Company focused its efforts on acquiring and consolidating the SJG district;  and DynaMexico currently reports a 100 % ownership of the entire SJG district (currently approximately 100,000 Hectares).

From March 2003 through June 2006, the Company conducted a “Test” / “Pilot” production operation at SJG, at the small scale capacity of approximately 100 Tons / Day.  During this period the Company mined high grade veins at the San Pablo area of SJG , with the below results:

Mined Tonnage:	42,000 Tons;
Production (Oz. Au.)	18,250 Oz.;
Average Grade:	20 g/t.;
Recovery Efficiency (Plant):	85%;
Recovery in Concentrate (Sales):	90%
Production Cost (Average);	$ 175 / Oz.

The Company initiated the Test Production activity at the time Gold prices were depressed, and with exploration funding opportunities, while available, were deemed to be too dilutive by Company Management. While the Test production was a success (see results above), a small scale production activity was not expected to provide the necessary capital in order to explore a project the size of SJG.  However, The Company expects the results of the production activity to provide significant benefits to the exploration drilling to be conducted at San Pablo and other areas of SJG; while at the same time the production activity confirmed production grades, efficiency of recoveries, and production costs for this Test operation.

As Gold prices appreciated later in 2003, and continuing upward to $ 700 / Oz. in 2006; exploration financing opportunities increased, and the Company negotiated and entered into the “Earn In / Option agreement” with Goldgroup Resources, Inc., dated September 1, 2006.  The Terms of the Earn In / Option agreement provides for $ 18 M. USD. in exploration funding and expenditures made related to SJG, in exchange for 50 % of the Shares of DynaMexico, while also providing for proven industry professionals to the SJG project.  (See Earn In / Option Agreement.)

Drilling and Assays:

During the Quarter ending September 30, 2008;   Approximately 4,981.78 meters drilling was accomplished in 24 drill holes (08-87 to 08-109); as well as geochemical sampling and mapping, and data consolidation into Surpac Software.  Drilling costs during the period were 6,945,128.46 pesos.  Assays received for the core drills holes drilled during the quarter are shown below in Tabular form.

											Equiv GOLD
					Gold composites						Ag-Cu-
DH_ID	FROM	TO	INTERV	Au (g/t)	Au interval			including			Pb-Zn

SJG08-87	91.3	91.9	0.6	6.21	0.60	m @	6.21				6.33
SJG08-87	93	94	1	0.12
SJG08-87	102	103.7	1.7	0.443
SJG08-87	109	109.6	0.6	0.162
SJG08-87	118.6	120.3	1.7	0.637

SJG08-88	205.9	206.4	0.5	2.132	1.00	m @	1.22				1.22
SJG08-88	206.4	206.9	0.5	0.316

SJG08-89	173.8	175.1	1.3	4.52	3.80	m @	2.64				2.64
SJG08-89	175.1	176.3	1.2	0.48
SJG08-89	176.3	177.6	1.3	2.746
SJG08-89	196.8	199.2	2.4	0.125
SJG08-89	201.6	202.6	1	1.025	4.30	m @	0.55				0.55
SJG08-89	202.6	204.4	1.8	0.275
SJG08-89	204.4	205.9	1.5	0.553
SJG08-89	207.4	208.8	1.4	0.365
SJG08-89	210.8	211.4	0.6	1.078	3.00	m @	0.67				0.67
SJG08-89	211.4	211.6	0.2	0.584
SJG08-89	211.6	213.8	2.2	0.56

SJG08-90	175.3	175.5	0.2	0.519
SJG08-90	184.1	186.3	2.2	0.15
SJG08-90	190.7	191.3	0.6	17.87	1.20	m @	12.54				13.76
SJG08-90	191.3	191.9	0.6	7.21
SJG08-90	194.1	196.4	2.3	1.326	3.30	m @	2.28				2.49
SJG08-90	196.4	197.4	1	4.46

SJG08-91	191.2	191.4	0.2	17.53	0.20	m @	17.53				17.53

SJG08-92	124.8	125.8	1	0.198	4.20	m @	0.60				0.60
SJG08-92	125.8	126.8	1	0.442
SJG08-92	126.8	127.9	1.1	0.988
SJG08-92	127.9	129	1.1	0.725
SJG08-92	133.2	134.2	1	0.458	4.10	m @	1.38				1.38
SJG08-92	134.2	135.3	1.1	2.458
SJG08-92	135.3	136.5	1.2	1.987
SJG08-92	136.5	137.3	0.8	0.135
SJG08-92	140.1	140.8	0.7	1.407	4.90	m @	3.14				3.14
SJG08-92	140.8	142.7	1.9	0.35
SJG08-92	142.7	143.1	0.4	1.648
SJG08-92	143.1	144.6	1.5	0.212
SJG08-92	144.6	145	0.4	31.94				0.40	m @	31.94
SJG08-92	148	150.3	2.3	0.124
SJG08-92	153.9	156.1	2.2	0.146
SJG08-92	156.1	158.3	2.2	0.106
SJG08-92	160.6	165.5	4.9	0.524
SJG08-92	179	179.5	0.5	14.719	0.50	m @	14.72				14.72

SJG08-93	35	37.4	2.4	1.05
SJG08-93	125.9	127.1	1.2	1.532
SJG08-93	138.4	138.8	0.4	35.77	0.40	m @	35.77				35.77
SJG08-93	153.4	155.2	1.8	1.086
SJG08-93	215.5	217.8	2.3	0.378
SJG08-93	217.8	219.6	1.8	0.35
SJG08-93	221.5	223.7	2.2	0.124
SJG08-93	237.5	239.3	1.8	0.326	8.60	m @	0.38				0.38
SJG08-93	239.3	241.6	2.3	0.308
SJG08-93	241.6	243.8	2.2	0.572
SJG08-93	243.8	246.1	2.3	0.326

SJG08-94	277.6	279.9	2.3	0.414

SJG08-95	137.9	138.6	0.7	1.285
SJG08-95	191.7	193.7	2	0.524
SJG08-95	216.8	219.1	2.3	0.109
SJG08-95	219.1	219.4	0.2	2.29

SJG08-96	245.5	246.3	0.8	1.311	2.10	m @	2.22				2.36
SJG08-96	246.3	247	0.8	0.945
SJG08-96	247	247.6	0.6	4.75

SJG08-97	227	227.7	0.7	1.023	4.30	m @	7.71				8.89
SJG08-97	227.7	228.6	0.9	15.28175				2.10	m @	15.07
SJG08-97	228.6	229.2	0.6	11.101
SJG08-97	229.2	229.8	0.6	18.724
SJG08-97	229.8	231.3	1.6	0.502

SJG08-98	204.6	206.5	1.9	0.369	3.80	m @	0.36				0.60
SJG08-98	206.5	208.4	1.9	0.345
SJG08-98	208.4	210.3	1.9	0.214
SJG08-98	211.9	214.4	2.5	0.448	2.50	m @	0.448				0.47
SJG08-98	222.3	224	1.7	0.12
SJG08-98	227.6	229.4	1.8	0.205
SJG08-98	230.7	231.2	0.5	2.165	0.50	m @	2.165				2.32

SJG08-99	124	125.7	1.7	1	3.40	m @	0.84				0.88
SJG08-99	125.7	127.4	1.7	0.679
SJG08-99	241	242.8	1.8	0.149
SJG08-99	242.8	244.6	1.8	0.532	3.60	m @	0.46				0.47
SJG08-99	244.6	246.4	1.8	0.379

SJG08-100	204.5	206.5	2	0.25	9.40	m @	0.49
SJG08-100	206.5	208.6	2.1	0.818
SJG08-100	208.6	210.7	2.1	0.519
SJG08-100	210.7	212.3	1.6	0.498
SJG08-100	212.3	213.9	1.6	0.298
SJG08-100	221.4	223.2	1.8	0.162
SJG08-100	223.2	225	1.8	0.235	2.20	m @	0.23				0.36
SJG08-100	225	225.4	0.4	0.205
SJG08-100	225.4	227.4	2	0.142
SJG08-100	227.4	229.4	2	0.289	9.40	m @	0.50				0.55
SJG08-100	229.4	231.4	2	0.958
SJG08-100	231.4	233.4	2	0.715
SJG08-100	233.4	235.1	1.7	0.202
SJG08-100	235.1	236.8	1.7	0.25

SJG08-102	142.85	144.8	1.95	0.233	1.95	m @	0.233				0.34
SJG08-102	154.6	156.3	1.7	0.294	7.87	m @	2.75				3.02
SJG08-102	156.3	158	1.73	0.499
SJG08-102	158.03	158.7	0.63	1.164
SJG08-102	158.66	159.4	0.76	5.304				2.54	m @	6.49
SJG08-102	159.42	160	0.58	11.527
SJG08-102	160	161.2	1.2	4.804
SJG08-102	161.2	162.5	1.27	2.434
SJG08-102	164.5	166.5	2	0.349
SJG08-102	179.35	180.3	0.99	0.265
SJG08-102	184.55	186.4	1.8	0.236
SJG08-102	195.41	195.9	0.51	0.958
SJG08-102	206.7	208.2	1.5	7.927	3.25	m @	3.91	1.50	m @	7.927	4.16
SJG08-102	208.2	210	1.75	0.46
SJG08-102	213.5	215.1	1.6	0.494	6.00	m @	0.55				0.63
SJG08-102	215.64	217.6	1.94	1.013
SJG08-102	217.58	219.5	1.92	0.282
SJG08-102	250.5	252.1	1.57	0.58

SJG08-103	139.5	140.4	0.9	1.234	0.90	m @	1.234				1.76
SJG08-103	172.6	174.6	2	0.096
SJG08-103	174.6	175.8	1.2	0.392	20.50	m @	0.31				0.46
SJG08-103	193.9	195.1	1.2	4.911				1.20	m @	4.911
SJG08-103	195.1	197	1.9	0.055
SJG08-103	197	198.8	1.8	0.138
SJG08-103	198.8	200.3	1.5	0.214	8.60	m @	0.35				0.80
SJG08-103	200.3	201.7	1.4	0.273
SJG08-103	201.7	202.3	0.6	0.362
SJG08-103	202.3	204.5	2.2	0.329
SJG08-103	204.5	205.9	1.4	0.323
SJG08-103	205.9	207.4	1.5	0.605
SJG08-103	213.3	215.2	1.9	0.027
SJG08-103	215.2	216.3	1.1	2.564	1.10	m @	2.564

SJG08-104	67.4	68.8	1.4	26.96	2.80	m @	13.70	1.40	m @	26.96	16.24
SJG08-104	68.8	70.2	1.4	0.432
SJG08-104	102.2	103.1	0.9	0.169
SJG08-104	103.1	103.9	0.8	0.404	0.80	m @	0.404				0.43

SJG08-105	103.1	104.8	1.7	0.062
SJG08-105	104.8	106.1	1.3	0.602	1.30	m @	0.602				2.86
SJG08-105	204.6	206.4	1.8	0.005
SJG08-105	206.4	208.2	1.8	0.657	3.00	m @	0.68				1.02
SJG08-105	208.2	209.4	1.2	0.719

SJG08-106	174.8	175.3	0.5	1.7	0.50	m @	1.7				3.68
SJG08-106	215.4	217.9	2.5	0.829	2.50	m @	0.829				0.98
SJG08-106	131.4	133	1.6	0.217	1.60	m @	0.217				2.39

SJG08-107	134.1	136	1.9	0.232	1.90	m @	0.232				0.27

SJG08-108	217.2	218.3	1.1	0.321	1.10	m @	0.321				1.21
SJG08-108	221.9	223.9	2	0.228	7.30	m @	0.80				0.94
SJG08-108	223.9	225.8	1.9	0.736
SJG08-108	225.8	227.7	1.9	0.216
SJG08-108	227.7	229.2	1.5	2.392

Competition

The Company retains the rights to concessions over the area of the San Jose de Gracia property and currently sees no competition for mining on the lands covered by those concessions. In general, if the Company re-starts production activity, the market for produced Gold or other precious metals products would be subject to global market prices for those products.  Such global market prices fluctuate daily, and the Company’s sales of any products produced will be dependent upon such prices.  The company was successful in selling gold concentrates produced from SJG in prior years; and the Company expects willing buyers in the future, to purchase based upon global spot prices, less processing charges and any deductions.

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

Potential Conflicts with Shareholder:

While the Company believes it has negotiated and authorized proper agreements for the financing and exploration of SJG, there exist potential conflicts with Goldgroup Resources Inc.  Goldgroup carries the majority of seats on the SJG Management Committee, which is charged with responsibility of approving the budgets and approving technical plans to the SJG Project.  At the Same time, MinerasDyna has been named at the exclusive operator of the SJG Project, and MinerasDyna is managed by officers of DynaResource.  Also, DynaResource carries a majority of the seats on the Board of Directors of DynaMexico, and also carries 100 % of the Seats on the Boards of MinerasDyna and 100 % of the Seats of the Board of DynaOperaciones.  Mr. K.D. Diepholz, chairman and CEO of DynaResource, Inc.  and Mr. Charles E. Smith, CFO of DynaResource, Inc. are the President and Secretary respectively for DynaMexico, MinerasDyna, and DynaOperaciones.  Inherent in the structure of Ownership and Operation of the SJG Project is the potential for conflicts that would materially affect operations.

Mineable Resource:

There is no certainty that the explorations works at SJG would result in the definition of a mineable resource at SJG.  While the company believes there is already in place enough mineable ore at SJG to supply a commercial production operation; there is no certainty that the Company’s opinion will be proven correct.  If a mineable resource is not confirmed at SJG, the Company’s investment at SJG could be lost.

Employees

The Company employs three officers in its corporate office in Dallas, Texas and employs approximately thirty persons through subsidiaries in Mexico.

Governmental Regulation and Environmental Matters

Environmental laws that impact our operations include those relating to air quality, solid waste management and water quality. These laws are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for joint and several strict liabilities for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws also may expose us to liability for the conduct of or conditions caused by others, or for acts that complied with all applicable laws when performed. However, we have and continue to maintain excellent relations with the government authorities by compliance with the laws and communication with them concerning environmental matters.

RESULTS FOR THE QUARTER ENDED September 30, 2008

REVENUE.  Revenue for the three months ended September 30, 2008 and the three months ended September 30, 2007 was $0 due to our decision to stop the limited production that we were engaged in through the end of 2006 and to concentrate our efforts on drilling the property to define an ore resource. The funds for this drilling have come from Goldgroup Resources, Inc. under our Earn-In Agreement with them as described elsewhere in this 10-Q. Revenue for the nine months ended September 30, 2008 was $0 compared to $0 for the nine months ended September 30, 2007.

COST OF REVENUE - EXPLORATION COSTS were $1,633,167 and $ 280,312. for the three months ended September 30, 2008 and 2007 respectively, the increase due to the acceleration of exploration activities at our San Jose de Gracia property. Exploration costs were $ 3,761,004 and $ 1,081,469 for the nine months ended September 30, 2008 and 2007 respectively, the increase again due to the acceleration of exploration activities.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2008, were $542,499 compared to expenses for the period ended September 30, 2007 of $173,750. The above expenses include depreciation which was $36,598 and $4,671 for the three months ended September 30, 2008 and 2007, respectively.  Total operating expenses for the nine months ended September 30, 2008 were $1,072,595 compared to expenses for the period ended September 30, 2007 of $498,250.  The above expenses include depreciation which was $109,764 and $14,012 for the nine months ended September 30, 2008 and 2007, respectively. The increase in expenses is attributed to the increased activity of 2008 over 2007 in our exploration drilling activities.

OTHER INCOME (EXPENSE). Other income for the three months ended September 30, 2008 was $543 compared to the same period ended September 30, 2007 of $873. Other income (expense) for the nine months ended September 30, 2008 was $3,542 compared to the same nine months ended September 30, 2007 of  $ 5,303.

MINORITY INTEREST. The minority interest portion of our loss for the three months ended September 30, 2008 was $347,103 compared to $0 for the period ended September 30, 2007 and the minority interest portion of our loss for the nine months ended September 30, 2008 was $666,913 compared to $0 for the same nine months ended September 30, 2007. This is due to our minority interest holder having an interest in 2008 and no minority interest in 2007.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2008 was $(1,828,020) compared to net income for the period ended September 30, 2007 of $($453,189).  Net loss for the nine months ended September 30, 2008 was $(4,163,144) compared to the same period ended September 30, 2007 of $(1,574,686).  The decrease in net income is due to the aforementioned change in activities.

COMPREHENSIVE (LOSS). Comprehensive loss includes our net loss plus the currency translation gain (loss) for the period which was $(237,547) for the three months ended September 30, 2008 compared to $545,768 for the same period ended September 30, 2007.  Our comprehensive loss includes the currency translation gain of $86,921 for the nine months ended September 30, 2008 compared to $411,150 for the same period ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES.  The Company has sufficient capital on hand to fund overhead operations and some exploration activities for the next twelve months.  Goldgroup is responsible to fund exploration activities at SJG in accordance with the Earn-In Agreement.  In July, 2008 Goldgroup advised that they have the funds on hand to complete the option under the Earn-In Agreement and that they intend to complete this option.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was accomplished under the supervision and with the participation of the Company’s Chief Executive Officer / Principal Executive Officer, and its Chief Financial Officer / Principal Financial Officer who concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2008, the Company’s Chief Executive and Chief Financial Officer as of September 30, 2008, and as of the date of this Report, have identified no material weakness in Company internal controls:

Corporate expenses of DynaResource are paid by officers of the Company.  However, the current number of transactions incurred by the Company does not justify additional accounting staff to be retained.

Management’s Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2008.   Based on its evaluation, our management concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

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

Changes in Internal Controls over Financial Reporting

The Company has not made any changes in its internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item No. 1.              Not Applicable.

Item No. 2.	The Company issued 21,880 shares of common stock for Cash, 157,235 shares for the exercise of options and the Company issued 52,188 for services.

Items No. 3, 4, 5.    Not Applicable.

Item No. 6.              Exhibits and Reports on Form 8-K

(a)            None

(b)            Exhibits

Exhibit Number;  Name of Exhibit

31.1.	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

By /s/  K.W. (“K.D.”) Diepholz

/s/  K.W. (“K.D.”) Diepholz
K.W. (“K.D.”) Diepholz, Chairman / CEO

Date: January 30, 2009