Form 10-K
period 2008-12-31
DYNARESOURCE INC
filed 2009-03-31
CIK 1111741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM    10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

DYNARESOURCE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-1589426
(State of Incorporation)	(Employer Identification No.)

222 W. Las Colinas Blvd., Suite 744 East Tower; Irving, Texas	75039
(Address of principal offices)	(Zip Code)

Registrant’s telephone number:   Phone:  (972) 868-9066;  Fax:  (972) 868-9067

Securities to be registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock;  $ .01 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                                No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X]                                No [   ]

Indicate by a check mark whether the Registrant is a large filer, an accredited filer, non-accredited filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accredited filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]                                No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Number of preferred shares outstanding at March 25, 2009                   1,000

Number of common shares outstanding at March 25, 2009                    9,073,913

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to confirm these statements to actual results.

Item 1.  Business

Company.
DynaResource, Inc., the Company described herein, is a Delaware corporation, with offices located at 222 W. Las Colinas Blvd., Suite 744 East Tower, Irving, Texas 75039. It can be reached by phone at (972) 868-9066 and by Fax at (972) 868-9067.

History.
The Company was incorporated in the State of California on September 28, 1937, under the name West Coast Mines, Inc. In November 1998, the Company re-domiciled its corporate charter from California to Delaware and changed its name to DynaResource, Inc.

The Company is in the business of acquiring, investing in, and developing precious metal properties, and the production of precious metals.

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired effective control of Mineras de DynaResource S.A. de C.V. (formerly Minera Finesterre, S.A. de C.V.) (“MinerasDyna”).   The Company owns 25% of MinerasDyna and acquired effective control by acquiring the Option under Agreement to purchase the remaining 75% of the Shares outstanding for the Company, for seventy five pesos (approximately $5.50 USD, as of December 31, 2008).  The Agreement with other shareholders of MinerasDyna provided that they relinquish and forfeit any and all rights, interests and claims in and to the Corporation and in or to any of the rights or assets owned or controlled by the Corporation.

DynaMexico holds title to all mining concessions and all assets relating to the San Jose de Gracia mining property (“SJG”). DynaMexico has entered into an operating agreement with MinerasDyna whereby MinerasDyna has been named the exclusive operator of the SJG; and MinerasDyna has subsequently entered into a personnel services agreement whereby DynaOperaciones registers and manages personnel in Mexico.

The San Jose de Gracia mining property surrounds the area of San Jose de Gracia, Sinaloa State, Mexico. San Jose de Gracia is located on the west side of the Sierra Madre Mountains, approximately 100 kilometers inland from Los Mochis, Sinaloa Mexico and approximately 200 Kilometers north of Mazatlan, Sinaloa. The SJG property (“SJG”) is described in more detail in the Form 10 / K, under the Section titled “PROPERTY”.

SJG reports 1,000,000 Oz. Gold historical production from a series of underground workings.  471,000 Oz. is reported produced at the La Purisima area of SJG, at an average grade of 66.7 g/t.;  and 215,000 Oz. is reported produced from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over a 15 square kilometer area.

A drill program was conducted at SJG in 1997 - 1998 by a prior majority owner.  Approximately 6,172 meters drilling was completed in 63 core drill holes. Significant intercepts, including bonanza grades, outlined Down Dip potential of the Northeast section (150 Meter NE to SW extent of the Drilling) of the Los Hilos to Tres Amigos Trend of SJG.  Surface and underground sampling in 1999 - 2000 confirmed high grades in historic workings and surface exposures throughout the project area.  These high grades outline the presence of ore shoots developed within the veins.  The ore shoots appear to be controlled by dilational jogs and/or vein intersections. A total of 544 samples were collected in 1999-2000, and assayed an average 6.51 grams/ton gold.

DynaMexico was formed in March, 2000, in order to acquire and consolidate the SJG district under the DynaMexico Company.  DynaMexico focused on this acquisition and consolidation work through December, 2003, at which time DynaMexico reported a 100 % ownership of the SJG District.

DynaMexico, conducting activities through its operating sister companies MinerasDyna and DynaOperaciones, mined high-grade veins at the San Pablo area of SJG from mid 2003 to June 2006.  18,250 Oz. gold was produced and sold; from mined tonnage of 42,500 tons, at an average grade of approximately 20 g/t.  Production costs were reported at approx. < $ 175. / Oz. in this small scale, pilot production operation.

Mined Tonnage	42,000 tons
Production (Oz Au)	18,250 Oz
Average Grade	20 g/t
Recovery Efficiency (Plant)	85%
Recovery in Concentrate (Sales)	90%
Production Cost (Average, 4 Years)	$175 / Oz

The small scale mining and production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity / flotation processing circuit, and initial test runs with tailings were completed in 2002.  Actual mining at the higher grade San Pablo area of the property commenced in March 2003.  On an annual basis, The Company reported the following results of production activities from March 2003 through June, 2006:

•	Mined tonnage reported of 7,500, 13,500, 17,500 and 3,750; for years 2003, 2004, 2005 and 2006 respectively;

•	Average mined grades reported of 25 g/t, 25 g/t, 15 g/t and 12 g/t for years 2003, 2004, 2005 and 2006 respectively;

•	Production in ounces gold reported of 4,750, 7,500, 5,000 and 750 for years 2003, 2004, 2005 and 2006 respectively;

•	Expenses on an accrual basis of $ 733,626., $ 1,305,344., $ 1,485,482., and $ 494,422 for years 2003, 2004, 2005 and 2006 respectively;

•	Revenues on an accrual basis of $ 1,543,237, $ 3,259,041, $ 2,169,609 (less $ 375,110. in concentrate losses) and $ 1,647,665 for years 2003, 2004, 2005 and 2006 respectively;

•	Costs per ton reported of $ 97.81, $ 93.92, $ 87, and $ 131. for years 2003, 2004, 2005 and 2006 respectively;

•	Costs per ounce gold produced reported of $ 125, $ 125, $ 240 and $ 491. for years 2003, 2004, 2005 and 2006 respectfully;

The Company notes the reduced average mined grade in 2005 and 2006, resulting from geologic faulting at San Pablo, as the reason for higher production costs per Oz., even while the production costs per ton were reduced during 2005.  And, the increase in costs in 2006 included the costs of suspending the production activity and costs of termination of employees.

Suspension of Production Activities

The Company initiated the test production activity in 2003 at the time gold prices were depressed, and when exploration funding opportunities, while available, were deemed to be too dilutive by Company management. While the Test production was a success (see results above), a small scale production activity was not expected to provide the necessary capital in order to explore a project the size of SJG.  However, The Company expects the results of the production activity to provide significant benefits to the exploration drilling to be conducted at San Pablo and other areas of SJG; while at the same time confirming production grades, efficiency of recoveries, and production costs.  The Company believes this small scale mining works have laid the foundation for the scaling up of production at SJG in the future. The Company further believes that overall production costs can be significantly reduced in a larger scale operation.

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company negotiated and entered into the “Earn In / Option agreement with Goldgroup Resources, Inc., Vancouver, BC, dated September 1, 2006.  The Terms of the Earn In / Option agreement provides for $ 18 M. USD financing, and exploration expenditures at SJG, by Goldgroup to DynaMexico, in exchange for Goldgroup’s earning of 50 % of the Shares of DynaMexico, while also providing for the involvement of proven industry professionals in the SJG project.  (See Earn In / Option Agreement.)

Material Agreements

Earn In / Option Agreement.

On September 1, 2006 the Company signed a “Stock Purchase and Earn In Agreement” (“Earn In”) between:  DynaResource, Inc. (“DynaResource”) and DynaResource de Mexico SA. de CV.  (“DynaMexico”), (“Seller”);  and Goldgroup Resources, Inc., of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

The Earn In provides for the sale of up to fifty per cent (50%) of the total outstanding shares of DynaMexico, which at the time of the agreement was the wholly owned subsidiary of DynaResource, and the owner of the San Jose de Gracia District in northern Sinaloa, Mexico (“SJG”);  In exchange for the total cash contributions to DynaMexico, and expenditures related to the exploration and development of the SJG, in the amount of Eighteen Million Dollars USD. ($18,000,000.) by Goldgroup; contributed in four (4) Phases, as set forth below:

Phase	On or before	Amount of Funds to be deposited to DynaMexico (For SJG Expenditures)	Interest Earned (by Goldgroup in DynaMexico)	Cumulative Interest Earned (by Goldgroup in DynaMexico)
1.	June 15, 2007	$1,000,000	0%	0%; Completed.
2.	March 15, 2008	$2,000,000	15%	15%; Completed.
3.	September 15, 2009	$3,000,000	10%	25%; Completed.
4.	March 15, 2011	$12,000,000	25%	50%; In Process

Pursuant to the Earn In agreement:

DynaResource attached the “SJG Title Opinion”, compiled by Urias Romero Y Asociados, Abraham Urias, Mazatlan, Sinaloa, with attachments and schedules; describing the status and position of DynaMexico and affiliated companies in Mexico, and confirming the 100 % ownership and status of the Mining Concessions comprising the SJG District in Sinaloa, Mexico;

DynaResource attached its Audited, Consolidated Financial Statement at December 31, 2005;

The Parties agreed to a revised setting of the Board of Directors of DynaMexico, to:

Two (2) members of DynaResource; K.D. Diepholz, Chairman / CEO of DynaResource as President; and, Charles E. Smith;  CFO of DynaResource;

One (1) Member of Goldgroup; Keith Piggott, CEO of Goldgroup;

The SJG Management Committee is formed to approve budgets and expenditures pursuant to the Earn In.  The setting of the Management Committee is:

•	Two (2) Members of Goldgroup; Keith Piggott, CEO of Goldgroup as Chairman; and, John Sutherland, CFO of Goldgroup;

•	One (1) Member of DynaResource; K.D. Diepholz, Chairman / CEO of DynaResource;

Members of the Management Committee may be changed as subsequently agreed.

The Parties agreed to cooperate to develop the SJG Property, in the best interests of the Project.

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

Since the inception of the Earn In Agreement, and as of December 31, 2008, Goldgroup had deposited sufficient funds to complete Phases 1, 2 and 3 of the Agreement;, and as a result Goldgroup has received 25% of the outstanding common stock of DynaMexico.  As of December 31, 2008 Goldgroup had deposited $ 8,168,000. USD. to DynaMexico, with approximately $ 78,834,422. Mexican Pesos reported in qualified expenditures.

Phase 1, 2 and 3 of the Earn In / Option Agreement;  Activity and Results

In Phase I of the Earn In Agreement,  approximately 3,400 meters drilling was accomplished in 22 core drill holes (SJG 07-01 to SJG 07-22); as well as geochemical sampling and mapping, and data consolidation into Surpac Software.

In Phase II of the Earn In Agreement, approximately 5,500 meters was completed in 23 core drill holes (SJG 07-23 to 07-45).

In Phase III of the Earn In Agreement, approximately 15,150 meters was completed in 56 core drill holes (SJG 08-46 to SJG 08-101).

In Phase IV of the Earn In Agreement, and at December 31, 2008, approximately 5,950. meters were completed in 25 core drill holes (through SJG 08-126).

At December 31, 2008, a total of 30,000 meters drilling has been completed in 126 core drill holes, financed pursuant to the Earn In Agreement. (The “SJG Drill Intercepts Summary File”, describing the intercepts of all core drill holes, and including the previous drilling results of 1997-1998, is attached as Exhibit 99.1 to this Form 10 / K.)  Drilling Highlights by target area are described in the Management’s Discussion and Analysis,, Item 7.

These drilling Results obtained through December 31, 2008 confirm extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results, which have begun to define an inferred resource in those areas.  Phase 4 drilling will be targeted at Tres Amigos, La Prieta, La Union and La Purisima.  In 2009, the Company expects to commission a 43-101 compliant report of the current “resources” defined at SJG.  (See Management’s Discussion and Analysis, Item 7).

In addition to the drilling and exploration activity conducted pursuant to the Earn In Agreement, 3 additional Mining Concessions have been claimed for the benefit of DynaMexico.  At the time that Title of these Concessions is obtained by DynaMexico, the 3 Concessions will extend the SJG District by approximately 95,000 Hectares (to a Total of + 99,500 Hectares).

The Company maintains approximately 28 employees. Three employees are corporate officers and work in the corporate office in the United States.  Other employees are maintained through DynaOperaciones in Mexico.  The company also retains legal counsel in the US, legal counsel in Mexico, and it retains as consultants a senior geologist and junior geologist in Mexico.

Item 1A.                      Risk Factors.

Business Risk

The Company is involved in the business of exploration and development of resource properties, which carries the inherent risk of failure

The exploration and development of mineral deposits involve significant risks which a combination of careful evaluation, experience and knowledge may not eliminate.  There is no assurance that the Company’s exploration programs will result in any discoveries of commercial ore bodies.  The company has numerous competitors, many with greater financial, technical, capital, and other resources.

Nature of Mineral Exploration and Mining

The Company’s future is dependent upon its exploration programs.  The exploration and development of mineral deposits involve significant risks over significant periods of time.  It is impossible to ensure that the current or proposed exploration programs on the Company’s property will result in a profitable mining operation.

Whether a mineralized deposit will be commercially viable depends on many factors, such as size and grade of the deposit, proximity to infrastructure, financing costs, regulations, environmental protection, commodities prices, taxes, political risks.  The impact of these factors cannot be accurately predicted, but the combination of factors may result in the Company’s failure to provide a return on investment.

Competitive Business Conditions

The company competes with many larger, well capitalized companies which places the Company at a competitive disadvantage

The Company competes with many companies in the mining business, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in Mexico where the Company’s activities are focused. The Company may be at a competitive disadvantage in acquiring mineral properties, since it competes with companies which have greater financial resources and larger technical staffs. From time to time, specific properties or areas which would otherwise be attractive for acquisition or exploration are unavailable due to their previous acquisition by competitors or due to the Company’s lack of financial resources.

Competition in the industry is not limited to the acquisition of mineral properties, but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors explore for and mine precious metals, and conduct refining and marketing operations on a world-wide basis. Such competition may result not only in the company being unable to acquire desired properties, but also to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities, or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

Government Regulations

The Company conducts its resource exploration and development activities in Mexico, subject to rules and regulations for owning and maintaining mining concessions and surface rights, environmental,  water rights, hazardous wastes, explosives, reclamation, and others.  There can be no certainty that the company maintains full compliance with all government regulations

Mexico. Exploration and development of minerals in Mexico may be carried out through Mexican companies incorporated under Mexican law by means of obtaining exploration and development (exploitation) concessions.  The Company’s concessions are granted by the Mexican government, or acquired from previous owners, and are filed in the Public Registry of Mining, are scheduled to expire from 2028 through 2058. Holders of exploration concessions may, prior to the expiration of such concessions, apply for one or more development concessions covering all or part of the area covered by an exploration concession.

Environmental law in Mexico provides for general environmental policies, with specific requirements set forth under regulations of the Ministry of Environment, Natural Resources and Fishing, which regulate all environmental matters with the assistance of the National Institute of Ecology and the Procuraduria Federal de Proteccion al Ambiente.

The primary laws and regulations governing environmental protection for mining in Mexico are found in the General Law, the Ecological Technical Standards, and also in the air, water and hazardous waste regulations, among others. In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploration stage. Generally, these permits are issued on a timely basis after the completion of an application by a concession holder.  The Company believes it is currently in full compliance with the General Law and its regulations in relation to its mineral property interests in Mexico.

Commodities Prices

Any potential economic success of the Company’s properties will depend to a large extent to the market price of commodities;  the future price of which is impossible to predict.
The current value and potential value for properties obtained by the Company is directly related to the market price for gold.  The market price of gold may also have a significant influence on the market price of the Company’s common stock. If the Company obtains positive drill results and a property progresses to a point where a commercial production decision can be made, the decision to put a mine in production and to commit funds necessary for that purpose would be made long before any revenue from production would be received. A decrease in the market price of gold at any time during future exploration or development may prevent a property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold prices.

The price of gold is affected by numerous factors beyond the Company’s control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the market price of gold has fluctuated between approximately $375 and $1,000 per ounce. The volatility of gold prices represents a substantial risk which is impossible to fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, the Company might be unable to explore, develop, or produce revenue from its properties.

No Revenue

The Company suspended its production activity in June 2006; and currently receives no significant revenue. There is a risk that the Company would expend available cash and funding in exploration and administration costs, and would not be able to obtain further funding to continue its work.

In June 2006, production activities at SJG were suspended, in order to focus on the exploration of the vast SJG district.  Funds received by DynaMexico pursuant to the Earn In Agreement are segregated for exploration and related activities.  In addition, the Company maintains overhead in the US. and other costs which are not reimbursed. The Company and its subsidiaries have $2,339,561 in cash on hand, at December 31, 2008. The Company could incur exploration expenses and corporate expenses greater than the amount of available cash on hand.  The Company may need to raise additional funds in order to support its activities.   If the Company needs to raise additional capital, its common stock would be diluted.  Further, if the Company is unable to raise funds to meet its obligations, the value of its common stock may decline.

Substantial Control of Chairman / Preferred Shares

The Company’s Chairman and CEO owns 100% of the Preferred A  shares which give him the right to elect the majority of the board of directors and therefore he will always have substantial control over our business and may make decisions that are not in the best interest of all stockholders.

K.W. (“K.D.”)  Diepholz, the Company’s Chairman and CEO, owns 100% of the outstanding Class A Preferred Shares which gives him the authority to elect the majority of the Board of Directors. As a result, Mr. Diepholz will have the ability to control substantially all the matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.  Mr. Diepholz will also control the Company’s management and affairs. Accordingly, this concentration of control may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to take control of the Company, even if the transaction would be beneficial to other stockholders. This in turn could cause the value of the Company’s stock to decline.

Capital Needs

The Company may need to raise additional capital, which may not be available or may be too costly, which, if not obtained, could cause the Company to cease operations.
The Company’s capital requirements could be greater than its operating income. The Company believes it has adequate cash on hand for the foreseeable future, but it does not have sufficient cash to indefinitely sustain operating losses.  The Company’s liquidity depends on its ability to raise capital through the sale of common stock or to restart production activities. The Company could seek additional financing through debt or equity offerings. Additional financing may not be available, or, if available, may be on terms unacceptable or unfavorable. If additional capital is required and not obtained, or if the Company is not able to produce revenue from operations, or otherwise operate at a profit, the value of investment in the Company could decline or be lost entirely.

Illiquid Market

The Company has a limited public market trading on the pink sheets, and an active trading market may never materialize, and an investor may not be able to sell stock.

Prior to the filing of this registration statement, there has been a limited public market for the Company’s common stock. The Company plans to work with a market maker who would then apply to list the Company’s securities on the OTC Bulletin Board. In order to be quoted on the OTCBB, the Company must be sponsored by a participating market maker who would make the application on its behalf.  At this time, the Company is not aware of a market maker who intends to sponsor its securities and to make a market in our stock. An active trading market may not develop and if not the market value could decline to a value below the amount investors paid for stock. Additionally, if the market is not active or illiquid, investors may not be able to sell the securities of the Company.

Penny Stock Classification

If a public trading market for the Company’s common stock materializes, it will be classified as a ‘penny stock’ which would result in additional requirements for trading the stock.  These additional requirements could affect the liquidity of the stock.

The U.S. Securities and Exchange Commission treats stocks of certain companies as a ‘penny stock’. The Company is not aware of a market maker who intends to make a market in our stock, but should the Company shares be listed for trade, the shares would be classified as a ‘penny stock’ which results in further requirements.  These requirements include (i) broker-dealers requiring prospective buyers to complete a questionnaire, and (ii) broker-dealers may decide that prospective buyers are not suitable to purchase shares of the Company. These requirements may adversely affect the ability of both the selling broker-dealer and the buying broker-dealer to trade securities of the Company, as well as affect the ability of purchasers of Company securities to in turn sell in the secondary market. These requirements may restrict or eliminate potential buyers for the common stock and as a result the shares of the Company could be illiquid.

Title Matters

No Guaranty of Title.

The Company has investigated title to all mineral claims, and, to the best of its knowledge, title to all properties is in good standing.  There can be no assurance of complete title, nor guarantee of title.  The properties may be affected by undetected defects in title, such as the reduction in size of the mineral claims and other third party claims affecting the Company's priority rights.

General Conflicts of Officers / Management

The officers of the Company could become involved in other mining properties or companies in similar lines of business, creating a conflict of interest.  In this event, officers could make decisions that are not in the best interest of the shareholders of the Company.

Directors of the Company are or may become directors of other mining or resource investment companies, or other reporting companies, or, have significant shareholdings in other mineral resource companies. To the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.  The Company and its directors attempt to minimize such conflicts.  In the event that such a conflict of interest arises at a meeting of the directors of the Company, a director who has such a conflict may be requested to abstain from voting. In appropriate cases the Company may establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In determining whether or not the Company will participate in a particular program and the interest therein to be acquired, the directors will primarily consider the potential benefits to the Company, the degree of risk to which the Company may be exposed and its financial position at that time.  Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. It is possible that they make decisions which could adversely affect the price of the Company’s common stock and cause the price to be less than it might have been if the conflict were avoided.

Dependence upon Key Personnel

The Company is dependent upon the efforts and abilities of its management team.

The loss of any member of the management team could have a material adverse effect upon the business and prospects of the Company.  In the event of such loss, the Company will seek suitable competent replacements, but there is no assurance that the Company will be able to retain such replacements.  The company has obtained a Key Man Life Insurance program for its Chairman and CEO, which would pay net $ 4,500,000 to the Company in the event of his death.

Uncertainty of Resource Estimates

There can be no certainty that any resource estimate by the Company or its consultants would ever be realized in production.

The current resource estimates in respect of the SJG Property are based on limited information, such as historical data, drilling programs, the production activity conducted by the company in 2003 – 2006, and various reports, manual calculations and opinions.  No assurance can be given that the anticipated tonnages and grades will be achieved or that the estimated or indicated level of recovery will realized.  The grade of mineralization actually recovered or produced could differ significantly from the resource estimates.

Variance in Future Production

Any future production realized from the SJG Property may differ significantly from historical or recent production.

Potential reasons are:  mineralization or veins could be significantly different from those realized from historical production, recent production, drilling programs, and other valuations; increases in operating or mining costs could adversely affect resources;  the grade of resources may vary significantly from time to time as there can be no assurance that any particular level of value or grade can be recovered;  and declines in market prices of commodities.

Environmental and Regulatory Concerns.

The Company operates in an industry where there are significant environmental and regulatory requirements. The inability of the Company to satisfy these requirements could cause the value of its common stock to decline.

The current or future operations of the Company, including acquisition, leasing, and sales activities; involve mineral properties which require permits from various federal, state and local governmental authorities. Such future operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.  Companies engaged in the development and operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Additional permits and studies, which may include environmental impact studies conducted before permits can be obtained, are necessary prior to operation of properties in which the Company has interests.  Required permits could adversely affect the Company's ability to negotiate agreeable acquisition, lease, or sales terms and therefore adversely affect the price of the Company’s common stock.

Competition.

Competitive conditions affecting the Company could negatively impact our business.

The potential value of the Company’s mining property is directly related to the market price for gold. The price of gold may also have a significant influence on the market price of its common stock. If the Company obtains positive drill results and its property progresses to a point where a commercial production decision can be made, the decision to put a mine in production and to commit funds necessary for that purpose must be made long before any revenue is from production would be received. A decrease in the market price of gold at any time during future exploration and development may prevent the Company’s property from being economically mined or could result in the write-off of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the market price of gold has fluctuated between approximately $375 and $1,000 per ounce. The volatility of gold prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our property and produce revenue.

Potential Conflict with Shareholder (Goldgroup Resources Inc.)

The Management of the Exploration Activity at SJG is shared with Goldgroup, as described in the Earn In / Option Agreement.  There exists potential for conflicts over the plan of exploration and execution.

The Earn In Option Agreement states: (1) a committee (the “Management Committee”) shall oversee the Expenditures and shall be comprised of 3 persons, one designated by DynaUSA (“DynaResource, Inc.”) and two designated by Goldgroup;  (2) The Board of DynaMexico shall oversee the keeping of DynaMexico in good standing and proper working order, and the Management Committee shall oversee the Expenditures and matters not related to keeping DynaMexico in good standing and proper working order; (3) All Expenditures shall be expended in accordance with a budget approved by the Management Committee prior to such expenditure; (4) The Management Committee shall be responsible for delivering quarterly reports to the Board of Directors of DynaMexico;  and (5) as soon as practicable after execution of this Agreement, DynaUSA shall cause DynaMexico’s board of directors to consist of three directors, two nominated by DynaUSA and one nominated by Goldgroup, unless and until Goldgroup timely completes Phase 4 of the Option, at which time the size of the board of directors shall be increased to five and DynaUSA and Goldgroup shall each appoint two directors and agree on a fifth member to be appointed.

This shared management has inherent risks as the parties may have different short or long-term objectives, goals, or financial position which could cause decisions which may not necessarily be in the best interest of our shareholders. This in turn, could cause the value of the Company’s common stock to be adversely affected.

Financing from Goldgroup Resources, Inc.

Exploration activity at the SJG property is financed pursuant to the Earn In / Option Agreement with Goldgroup Resources Inc.  If Goldgroup fails to properly fund the Earn in Agreement, or otherwise fails to complete the Earn in Agreement, the Company would be required to obtain funding from other sources.  If the Company raises funds from other sources, it would be dilutive to existing shareholders.

Funding for the exploration activities at the SJG property is provided primarily from Goldgroup to DynaMexico under the Earn-In / Option Agreement. There is no certainty that this funding will continue or that the Earn-In/Option Agreement will be completed. Should the funding by Goldgroup cease, the Company would have to fund further exploration work through its own cash reserves, or obtain alternative financing. Any alternative funding could result in additional dilution to our current shareholders.

Conflicts between Boards of Directors of the Company, with the Board of Directors of Goldgroup Resources Inc.

Potential for conflict exists between the Board of Directors of Goldgroup Resources Inc., and the Board of Directors of the Company;  and between the Board of Directors of Goldgroup with the Boards of Directors of DynaResource de Mexico, Mineras de DynaResource, and DynaResource Operaciones.

While the Company believes it has negotiated and authorized proper agreements for the financing and exploration of SJG, potential conflicts exist between the Board of Directors of Goldgroup with the Board of Directors of DynaResource, Inc., both companies which are shareholders of DynaResource de Mexico.  Potential conflicts also exist between the Board of Directors of Goldgroup, with the Board of Directors of the subsidiary companies in Mexico.  Goldgroup carries the majority of seats on the SJG Management Committee, which is charged with responsibility of approving the budgets and supplying technical direction to the SJG Project.  At the Same time, DynaResource, Inc. carries a majority of the seats on the Board of Directors of DynaResource de Mexico.  DynaResource, Inc. also carries 100 % of the Seats on the Boards of Mineras de DynaResource, the contracted operating entity at SJG, and 100 % of the Seats of the Board of DynaResource Operaciones, the personnel management entity at SJG.  Mr. K.D. Diepholz, chairman and CEO of DynaResource, Inc.  and Mr. Charles E. Smith, CFO of DynaResource, Inc. are the President and Secretary respectively for DynaResource de Mexico, Mineras de DynaResource, and DynaResource Operaciones.  Company management believes the current structure of ownership and activity provides the motivation for financing and exploration pursuant to the Earn In option Agreement and provides protection for the 100 % ownership of the SJG Property though DynaResource de Mexico.  However, there are risks inherent with the structure which cannot be eliminated.  Any conflict could develop between the Boards of Goldgroup and DynaResource, Inc; or between the Boards of Goldgroup and DynaResource de Mexico, Mineras de DynaResource, or DynaResource Operaciones which could result in the cessation of financing or activity pursuant to the Earn In Agreement.  Any such conflict would be detrimental to the SJG Property and to the Shareholders of the Company.

Historical production of Gold at the San Jose de Gracia Property May Not be Indicative of Future Production or Revenue.

The SJG Property is a high-grade mineralized system with reported historical production of over 1 M. Oz. Gold.  The production occurred in the early 1900’s, prior to the Mexican Revolution. Since the time, the property has seen small scale mining operations, from small scale local owners, to the Company’s production in 2003 – 2006.  Due to the uncertainties associated with exploration, including variations in geology and structure, there is no assurance that the Company’s efforts will be successful in identifying mineralization in sufficient quantities to define resources or reserves,  and further there is no assurance that any such resources or reserves could be developed into a commercial operation.  Investors in the Company’s securities should not rely on historical operations as an indication that the SJG property will be developed into a commercial production in the future.  The Company expects to incur losses unless and until such time as one or more of its properties enters into commercial production and generates sufficient revenue to fund continuing operations.

50 % of the Company’s Revenue from DynaResource de Mexico May be Owned by Goldgroup Resources Inc.

As of the Date of this Form 10 / K, Goldgroup Resources Inc. has completed Phases I, II, and III of the Earn In / Option Agreement, and as a result has been transferred 25 % of the Shares and ownership of DynaResource de Mexico.  Should Goldgroup complete Phase IV of the Earn In / Option Agreement (through the contribution and expenditure of an additional $ 12 M USD.); Goldgroup would receive an additional 25 % of the shares and ownership of DynaResource de Mexico (Total of 50%).  In such case DynaResource, Inc. and its shareholders will only retain 50 % of the shares and ownership of DynaResource de Mexico.  Investors in the Company’s shares should be aware that any benefits to be derived from the ownership of DynaResource de Mexico would be shared 50 % with Goldgroup Resources.

Item 1B.                      Unresolved Staff Comments.

Not applicable to small reporting companies.

Item 2.     Properties.

Executive Offices

The Company maintains its executive offices of approximately 2,100 sq. ft., at 222 W. Las Colinas Blvd., Suite 744 East Tower, Irving, Texas 75039, at rates ranging from $3,700 to $3,900 per month, plus utilized services. The Company entered into a 37 month lease commencing September, 2008.

San Jose de Gracia Mineral Property

DynaMexico owns 100 % of the mineral concessions at the San Jose de Gracia Property, located in Sinaloa State, Mexico, which is the only property in which DynaMexico retains an interest.  DynaMexico, which is currently owned 75 % by the Company, is comprised of 34 concessions covering approximately 99,500 hectares; with no outstanding royalty or other interests.

The property is located in and around San Jose de Gracia, Sinaloa State, Mexico which is approximately 100 km northeast of Guamuchil, near the west coast of Mexico. A small airstrip is located near San Jose de Gracia, and can be accessed by a small airplane or alternatively, by dirt mountain road. Several roads on the property are accessible throughout the year, with the possible exception of July - September when the rainy season sometimes causes flooding and runoff to make the roads difficult to navigate.

SJG History

SJG reports 1,000,000 Oz. Gold historical production from a series of underground workings.  471,000 Oz. is reported produced at the La Purisima area of SJG, at an average grade of 66.7 g/t.; and 215,000 Oz. is reported produced from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over a 15 square kilometer area.

Drilling programs at SJG were conducted by a prior partner in 1997 – 1998, primarily at the Tres Amigos area; which outlined some of the down dip potential in this area.  Approximately 6,172 meters drilling was completed in 63 drill holes.

DynaMexico was formed in March 2000, for the purpose of acquiring the concessions comprising the SJG District; and to consolidate all ownership of SJG under DynaMexico.  DynaMexico focused on acquisition and consolidation work through 2003, at which time it reports a clear title and ownership to the district.

DynaMexico mined high-grade veins at the San Pablo area of SJG from mid 2003 to June 2006, in a Pilot Production operation.  18,250 Oz Gold was produced and sold, from mined tonnage of 42,500 tons; at an average grade of 20 g/t. Average production costs during the production period were reported as $ 175 / Oz.

Earn In / Option Agreement

On September 1, 2006 the Company signed a “Stock Purchase and Earn In Agreement” (“Earn In”) between:  DynaResource, Inc. (“DynaResource”) and DynaResource de Mexico SA. de CV.  (“DynaMexico”), (“Seller”);  and Goldgroup Resources, Inc., of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

The Earn In provides for the sale of up to fifty per cent (50%) of the total outstanding shares of DynaMexico, which at the time of the agreement was the wholly owned subsidiary of DynaResource, and the owner of the San Jose de Gracia District in northern Sinaloa, Mexico (“SJG”);  In exchange for the total cash contributions to DynaMexico, and expenditures related to the exploration and development of the SJG, in the amount of Eighteen Million Dollars USD. ($18,000,000.) by Goldgroup; contributed in four (4) Phases, as set forth below:

Phase	On or before	Amount of Funds to be deposited to DynaMexico (For SJG Expenditures)	Interest Earned (by Goldgroup in DynaMexico)	Cumulative Interest Earned (by Goldgroup in DynaMexico)
1.	June 15, 2007	$1,000,000	0%	0%; Completed.
2.	March 15, 2008	$2,000,000	15%	15%; Completed.
3.	September 15, 2009	$3,000,000	10%	25%; Completed.
4.	March 15, 2011	$12,000,000	25%	50%; In Process

Since the inception of the Earn In Agreement, and as of December 31, 2008 Goldgroup had deposited sufficient funds to complete Phases 1, 2 and 3 of the Agreement; and as a result Goldgroup has received 25% of the outstanding common stock of DynaMexico.  As of December 31, 2008 Goldgroup had deposited $ 8,168,000. USD to DynaMexico, with approximately $ 78,834,422. Mexican Pesos reported in qualified expenditures under the Earn In Agreement.

Approximately 30,000 Meters drilling has been completed in 2007 – 2008.  (Results of the drilling activity, including the results of previous drilling in 1997-’98, is attached in an “SJG Drill Intercepts Summary File”,  as Exhibit 99.1;  and the file is also reported on the Company’s web site at www.dynaresource.com.)

DynaMexico continues to conduct exploration programs at SJG for the purpose of defining a mineable resource.  (See Management’s Discussion and Analysis, Item 7).

SJG Geology Report

The geologic summary of SJG below is taken from a foundational report, written in 2000-01, subsequent to the drilling activity of 1997 – 1998; but prior to the production activity of 2003 - 2006; and prior to the drilling activity of 2007 - 2008.  This report provides the basis for the exploration programs currently being conducted.

Regional Geology & Mineral Deposits

San José de Gracia lies within the Sierra Madre Occidental Gold-Silver Belt, in a second-order graben directly east of the regional-scale Grete Graben.  The basement to the Sierra Madre Occidental consists of deformed Paleozoic sedimentary strata, which are non-conformably overlain by Tertiary mafic to felsic volcanic and volcaniclastic strata known as the Lower Volcanic Series (“LVS”).  Strata of the LVS are recognized as being spatially related to gold and silver mineralization in the region.  Volcanic and sedimentary strata are capped by a thick sequence of non-deformed Late Tertiary ignimbrites, known as the Upper Volcanic Series (“UVS”).

The Sierra Madre Occidental Gold-Silver Belt is host to a number of major epithermal precious metal camps, including the San Dimas and Batopilas Districts.  The San Dimas District, located some 220 kilometers southeast of San José de Gracia, has produced in excess of 9.65 million ounces of gold and 400 million ounces of silver from high-grade, structurally hosted veins, including those at the Tayoltita Mine.  In contrast, the Batopilas district, located some 100 kilometers east of San José de Gracia, has historic production of more than 5.4 million ounces of silver from high-grade veins.

Property Geology

The oldest rocks exposed at San José de Gracia are deformed Paleozoic shale, sandstone, conglomerate and minor limestone, which are non-conformably overlain by andesite and rhyodacite flows and tuffs of the LVS.  Volcanic and sedimentary strata are cut by quartz-feldspar porphyry, porphyritic diorite bodies and fine-grained mafic dykes, which may be cotemporal with the LVS.  Ignimbrites of the UVS are exposed at higher elevations on the property and are thought to act as a post mineralization cap rock, thereby indicating an Early to Mid Tertiary (Paleocene to Eocene) age for gold mineralization at San José de Gracia.

Geologic Structure

Detailed mapping within the project area has defined several stages of deformation, beginning with compression during the Laramide Orogeny which affected the Paleozoic basement and formed flat-lying reverse faults, which have been reactivated as conduits for gold-bearing fluids in the La Prieta trend (Table 2).  Extension in Tertiary time lead to the development of second order south, southwest and southeast trending structures, which formed the major structural orientations for mineralization at San José de Gracia.  The latest phase of deformation is characterized by late-stage extension and southwest tilting.

Mineralization & Alteration

High grade gold mineralization at San José de Gracia is hosted within andesite and rhyodacite of the LVS and underlying Paleozoic sediments as fault breccia veins and crackle breccias that exhibit multiple stages of reactivation and fluid flow, as evidenced by crustiform/colloform textures and cross cutting veins.  Locally, veins exhibit sharp, clay gouge hangingwall and footwall contacts with slickensides, indicating reactivation of structurally-hosted veins subsequent to mineralization.  Gold grades can also be carried within the mineralized halo adjacent to the principal veins as quartz-chlorite stockwork.  In addition to vein-hosted mineralization, broad zones of un-mineralized clay alteration, developed southwest of the main mineralized trends, may overlie lower-grade, disseminated gold mineralization at depth.

Alteration at San José de Gracia is laterally and vertically zoned from discrete zones of silicification to broad zones of illite to clay alteration with increasing elevation and/or distance from the main feeder structures.  Faulting and tilting of the mineralization system has affected the surface distribution of alteration and in general has exposed deeper portions of the system in the northeast and exposed shallower, more distal portions of the hydrothermal system in the southwest part of the property.

Six principal mineralized trends have been identified at San José de Gracia, from south to north these consist of the:

1.	La Purisima Ridge trend;
2.	Palos Chinos trend;
3.	La Parilla to Veta Tierra trend (La Union);
4.	San Pablo trend;
5.	La Prieta trend, and
6.	Los Hilos to Tres Amigos trend.

Recent Activity

Additional information regarding the San Jose de Gracia property, and all results of recent drilling activity can be viewed at the company’s website at www.dynaresource.com. Mineralized Intercepts of the core drilling is reported in an “SJG Drill Intercepts Summary File”, and attached to the Company’s Form 10 / K. As Exhibit 99.1   Highlights of drilling activity by target area is described in Item 7, Management’s Discussion and Analysis.

Lab

A field laboratory is maintained within the camp facility.  The Company utilized the lab for Assaying services during its production activities.  Assays were performed by company personnel for mined ore, feed ore, gravity and flotation concentrates, and tailings.  The current status of the lab and equipment is care and maintenance.  The Company anticipates utilizing the lab facility in the future for providing quick check assays to support the exploration works.

Item 3.   Legal Proceedings

The Company is not involved in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 20, 2008, at the annual meeting of the shareholders, the following directors of the corporation were re-elected though 2011, in coordination with the provisions of the Earn In Agreement:

K.D. Diepholz - Chairman / CEO;  Charles Smith - Chief Financial Officer;
Melvin Tidwell - Director;

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is organized under the laws of Delaware, and its common stock is traded on the “pink sheets” under the symbol "DYNR".  The following table sets forth, for the periods indicated, the high and low bid quotations which set forth reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions.  No cash dividends on the Company common stock have been declared or paid since the Company's inception and no dividends are anticipated in the future. The Company had approximately 550 shareholders at December 31, 2008.

Calendar Quarter Ending	High	Low
March 31, 2007	0.05	0.25
June 30, 2007	2.05	1.50
September 30, 2007	3.60	2.40
December 31, 2007	2.90	0.60
March 31, 2008	3.75	3.00
June 30, 2008	3.80	3.00
September 30, 2008	3.50	2.75
December 31, 2008	3.00	2.30

Item 6.   Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to confirm these statements to actual results.

During the next twelve months, the Company will continue to explore the San Jose de Gracia Property, through DynaMexico and operating subsidiaries in Mexico; primarily through continued drilling programs in selected areas of the property. Funds for exploration and drilling programs are expected to be contributed by Goldgroup to DynaMexico, pursuant to the Earn In Agreement; and then expended in accordance with approved plans and budget.  Corporate Costs and overhead will be paid with funds on hand in Company accounts. The Company believes it has sufficient cash on hand to pay expenses for the next two years.

Phase 1, II, III, and IV of the Earn In / Option Agreement;   Activity and Results

In the following summary, activity is described as phases of the Earn In Agreement, Phases I, II, III and IV; and the phases do not correlate with the calendar quarters.

In Phase I of the Earn In Agreement,   approximately 3,400 meters drilling were completed in 22 core drill holes (SJG 07-01 to SJG 07-22) ; as well as geochemical sampling and mapping, and data consolidation into Surpac Software.

In Phase II of the Earn In Agreement, approximately 5,500 meters were completed in 23 core drill holes (SJG 07-23 to 07-45).

In Phase III of the Earn In Agreement, approximately 15,150 meters were completed in 56 core drill holes (SJG 08-46 to SJG 08-101).

In Phase IV, at December 31, 2008, approximately 5,950. meters were completed in 25 core drill holes (through SJG 08-126).

At December 31, 2008, a total of 30,000 meters drilling were completed in 126 core drill holes, financed pursuant to the Earn In Agreement. The “SJG Drill Intercepts Summary File describes the intercepts of all core drill holes, and including the previous drilling results of 1997-1998, attached hereto as Exhibit 99.1

Drilling Highlights by specific target area of SJG:

San Pablo:

•	DDH 07-07: 5 M. of 9.25 g/t., Including 2 M. of 22.5 g/t.; With Credits; Extending recent Mining works at San Pablo by approximately 200 Meters South;

•	DDH 07-08: 7.2 M. of 2.64 g/t., Including 3.8 M. of 4.77 g/t., Including 2.3 M. of 7.258g/t.; in the vicinity of recent Mining works and Down Dip;

•
DDH 07-09:  2.1 M. of 7.2 g/t.;  And, Deeper Zone of 5.50 M. of 4.94 g/t., Including 3.15 M. of 8.33 g/t.;  Extending recent Mining works approximately 110 Meters South, and Down Dip; with New Zone in Sediments;

•
DDH 07-12:  7.1 M. of 6.28 g/t., Including 4.2 M. of 10.19 g/t., And, Including 1.1 M. of 15.63 g/t.; And, Including 1.6 M. of 11.292 g/t.;  Extending recent Mining Works approximately 100 Meters Southeast, and Up Dip;

•	Drill Hole (DDH) 07-23 (70 M. South of 07-07), - 60 Degree Hole; 7 M. of 2.27 g/t., Including 1.4 M. of 9.963 g/t., with Copper Credits;

•
DDH 07-26 (60 M. North, 30 M. East of 07-07),  60 Degree Hole;  3.7 M. of 2.45 g/t. (3.55 g/t. AU Equivalent), Including 1.9 M of 4.054 g/t.;  And, 8.4 M. of 8.43 g/t., Including 4.1 M. of 16.82 g/t., with Copper Credits, And, Including 1.9 M. of 34.433 g/t.;

•	DDH 07-27 (130 M. West of 07-26), Vertical Hole; 6.1 M. of 13.16 g/t. (15.40 g/t. AU Equivalent), Including 3.8 M. of 19.25 g/t., And Including 1.95 M. of 21.789 g/t., Including 1.8 M. of 17.646 g/t.;

•	DDH 07-28 (50 M. North of 07-27); - 60 Degree Hole; 5.3 M. of 1.93 g/t. (2.29 g/t. AU Equivalent), Including 2.3 M. of 3.902 g/t., with Zinc Credits, Including 1.1 M. of 4.839 g/t.;

•	DDH 07-29 (Same Location as 07-28, Vertical Hole); 1.2 M. of 6.331g/t., with Copper Credits; 1.7 M. of 26.235 g/t., with Copper Credits; And, 1.4 M. of 2.707 g/t.;

•
DDH 07-30 (70 M. South, 20 M. West of 07-27, Vertical Hole)  1.6 M. of 5.94 g/t. (6.50 g/t AU Equivalent), with Copper and Zinc Credits;  .9 M. of 4.26 g/t. (6.35 g/t. AU Equivalent), with Copper Credits;

•
DDH 07-31 (Same Location as 07-30; - 60 Degree Hole);  8.30 M. of 48.24 g/t., Or, 7.5 M. of 53.98 g/t., with Copper and Zinc Credits;  Including 5.35 M. of 75.695 g/t., with Copper and Zinc Credits;  Including 3.8 M. of 104.01 g/t., with Copper and Zinc Credits;  Including 1.5 M. of 233.613 g/t., with Copper and Zinc Credits;

•	DDH 07-34 (Same Location as 07-04; 50 M. North, 10 M. East of 07-09 and 10); Appears to be the North Limit of SP Ore Shoot; Vertical Hole); 2.2 M. of 1.028 g/t.;

•
DDH 08-48 (Approx. 30 M. S., 125 M. W. of 08-27);  13.60 M. of 3.19 g/t., Or, 11.04 M. of 3.840 g/t.; Including 3.68 M. of 6.490 g/t.; and Including 3.68 M. of 6.80 g/t.; And Including 1.84 M. of 7.758 g/t.;  with Copper Credits;

•
DDH 08-51 (Approx. 100 M. West, 10 M. South of 07-30/31);  14.20 M. of 14.79 g/t., Including 10.78 M. of 19.44 g/t.; Or Including 9.05 M. of 22.95 g/t.;  And, Including 3.50 M. of 42.32 g/t;  with Copper Credits;

•	DDH 08-60 (Approx. 20 M. N., 85 M. W. of 08-51); 9 M. of 5.02 g/t., Including 7.1 M. of 6.27 g/t., And, Including 2.2 M. of 17.315 g/t and Including 1 M. of 26.8 g/t.; with Copper Credits;

•	DDH 08-89 (Approx. 115 M. W., 15 M. S. of 07-09); 3.8 M. of 2.64 g/t., Including 1.3 M. of 4.520 g/t;

•	DDH 08-90 (Approx. 15 M. W., 55 M. S. of 08-89); 6.7 M. of 3.564 g/t, Including .6 M. of 17.870 g/t; Including .6 M of 7.210 g/t; With Credits;

•	DDH 08-91 (Approx. 15 M. W., 55 M. S. of 08-90); .2 M. of 17.530 g/t.;

•	DDH 08-92 (Same Location as 08-51; 75 Degree Hole; Approx. 15 M. W., 55 M. S. of 08-91); 2.3 M. of 2.1 g/t.; And, 4.9 M. of 3.14 g/t., Including .4 M. of 31.94 g/t; And, .5 M. of 14.719 g/t.;

•	DDH 08-93 (Same Location as 08-56; 60 Degree Hole; Approx. 15 M. W., 55 M. S. of 08-92); 5.8 M., Including .4 M of 35.770 g/t.;

•	DDH 08-96 (Approx. 25 M. N., 70 M. W. of 08-60); 2.1 M. of 2.22 g/t., Including .55 M. of 4.750 g/t;

•
DDH 08-97;  (Approx. 175 M. W. of 08-51, 60 Degree Hole);  4.3 M. of 7.71 g/t. (8.89 g/t. AU Equivalent), Including 2.78 M. of 12.927 g/t., Including .6 M. of 18.724 g/t;  and Including .9 M. of 15.2817 g/t.;  with Copper and Zinc Credits;

•	DDH 08-98 (Approx. 165 M. W. of 08-56; 75 Degree Hole); .5 M. of 2.165 g/t.;

Company Management believes the recent drilling at San Pablo has defined a sizeable Inferred Resource, using a Cut Off grade of 2 g/t., with an average grade of 10 g/t.; which is expected to be further defined into a mineable resource.  Infill drilling and further extensions to San Pablo area are projected for 2009 – 2010.  A 43-101 compliant Technical Report and estimate of Resource is expected in 2009.

Northwest Down Dip of Tres Amigos

•
DDH 08-110 (Approx. 15 M. S., 130 M. W. of  1997 Drill Hole “97-13” – Which Reported 27.5 M. of 9.94 g/t., Including 4.5 M. of 54.26 g/t., And, Including 2 M. of 85.72 g/t.); Vertical Hole; 3.40 M. of 1.72 g/t.;  1.40 M. of 1.829 g/t.;  2.80 M. of 2.34 g/t. (2.68 AU Equivalent); Including .70 M. of 8.6 g/t.; And, 1.8 M. of 2.63 g/t. (2.95 g/t. AU Equivalent);

•	DDH 08-111(Same Location as Hole 08-110); 75 Degree Hole; 1.50 M. of 1.008 g/t. (1.10 g/t. AU Equivalent); And, 4.8 M. of 1.89 g/t. (2.56 g/t. AU Equivalent); Including .90 M. of 5.86 g/t.;

•	DDH 08-112 (Same Location as Hole 08-111); 75 Degree Hole; 2.80 M. of 1.61 g/t. (2.06 g/t. AU Equivalent); And, .70 M. of .752 g/t. (1.62 g/t. AU Equivalent).;

•
DDH 08-113 (Approx. 45 M. S., 30 M. E. of Hole 08-112); Vertical Hole; 1.60 M. of 13.66 g/t. (14.17 g/t. AU Equivalent); And, 6.30 M. of 1.99 g/t. (2.19 g/t. AU Equivalent); Including 3.10 M. of 3.45 g/t.;

•	DDH 08 -114 (Same Location as Hole 08-113); 75 Degree Hole; 5.3 M. of 2.91 g/t. (3.13 g/t. AU Equivalent); including 1.7 M. of 8.32 g/t.;

•
DDH 08-115 (Approx. 15 M. S., 20 M. E. of Hole 08-114; Vertical Hole; 1.5 M. of 3.75 g/t (4.60 AU Equivalent);  And, 9.40 M. of 4.07 g/t. (4.33 g/t. AU Equivalent); Including 5.7 M of 6.59 g/t.; And, Including 2.1 M. of 9.48 g/t.;

•
DDH 08-116 (Same Location as Hole 08-115); 75 Degree Hole; 2.1 M of 2.96 g/t. (3.79 g/t. AU Equivalent);  And, 9.80 M. of 7.74 g/t. (8.02 g/t. AU Equivalent);  Including 3.3 M. of 21.28 g/t.; And, Including 1.6 M. of 33.859 g/t.;

Southwest Tres Amigos towards La Cecena;  Extending Tres Amigos SW towards LA Cecena:

•
DDH 08-117 (Approx. 10 M. S., 30 M. W. of  1997 Drill Hole “97-07”;  Which reported 10 M. of 3.4 g/t.; Including 2.1 M. of 6.823 g/t.;  And, 14.3 M. of 2.41 g/t.;  Including 2.3 M. of 8.669 g/t.);  (And, Approx. 100 M. S. of Hole 08-116);  (And, approximately 175 M. S., and 90 M. W. of Drill Hole 97-13); 60 Degree Hole; 1.7 M. of 4.674 G/T. (5.23 g/t. AU Equivalent); And, 3.70 M. of 2.63 g/t. (3.01 g/t. AU Equivalent);

•
DDH 08-118 (Approx. 45 M. S., 10 M. W. of Hole 08-117);  75 Degree Hole; 5.46 M. of 4.25 g/t. (7.85 g/t. AU Equivalent);  Including 2. M of 7.20 g/t., And Including 1. M. of 9.6 g/t;  And, .83 M. of 1.169 g/t. (1.87 g/t. AU Equivalent);  And, 3.13 M. of 4.97 g/t. (6.33 g/t. AU Equivalent);  Including 1.08 M. of 13.415 g/t.;  And, 1.2 M. of 2.214 g/t.;

1997 – 1998 Drilling at Tres Amigos:

•	’97-01: 7 M. of 3.66 g/t., Including 2.5 M. of 7.15 g/t., and Including 1 M. of 11.09 g/t.,;
•	’97-02: 18.5 M. of 2.31 g/t., Including 10 M. of 3.86 g/t., and Including 3.5 M. of 6.85 g/t., and Including 1.5 M. of 12.23 g/t.;
•	’97-03: 4. M. of 4.13 g/t., Including 2 M. of 7.22 g/t.;
•	’97-05: 1.9 M. of 3.51 g/t.;
•	’97-06: 1.85 M. of 6.47 g/t.;
•	’97-07: 10 M. of 3.42 g/t., Including 2.15 M. of 6.82 g/t.; 2.34 M. of 8.67 g/t.;
•	’97-09: 1.5 M. of 4.15 g/t.; And, 2 M. of 13.53 g/t.;
•	’97-10: 7.6 M. of 2.36 g/t., Including 1.5 M. of 10.28 g/t.;
•	’97-11: 9.5 M. of 2.83 g/t., Including 1.5 M. of 15 g/t.;
•	’97-12: 3.5 M. of 4.75 g/t., Including 1.7 M. of 8.58 g/t.; And, 3.5 M. of 2.44 g/t.;
•	’97-13: 27.5 M. of 9.66 g/t.; Including 4.5 M. of 54.26 g/t., and Including 2. M. of 85.72 g/t.;
•	’97-14: 1.2 M. of 3.59 g/t.;
•	’97-35: 16.5 M. of 2.11 g/t., Including 6. M. of 8.84 g/t., and Including 2 M. of 14.42 g/t.;
•	’97-36: 2 M. of 3.28 g/t.; 3.6 M. of 4.04 g/t., Including 2 M. of 6.41 g/t.;
•	’97-37: 1.3 M. of 11.97 g/t.; And, 2. M. of 10.43 g/t.;
•	’97-39: 6.8 M. of 13.2 g/t., Including 3 M. of 29.5 g/t., Including 1.5 M. of 51.47 g/t.;
•	’97-40: 2. M. of 14.88 g/t.; 2 M. of 10.81 g/t.; 4 M. of 5.92 g/t.; 4 M. of 7.21 g/t.;
•	’97-41: 6 M. of 3.88 g/t., Including 2 M. of 5.15 g/t.;
•	’97-42: 2. M. of 5.17 g/t.; 28.8 M. of 2.11 g/t., Including 4.5 M. of 5.06 g/t.;
•	’97-43: 1.3 M. of 4.23 g/t.;
•	’97-44: 2. M. of 7.78 g/t.; 2 M. of 5.18 g/t.; 1.3 M. of 7.06 g/t.;
•	’97-45: 2 M. of 31.35 g/t.; 2 M. of 12.32 g/t.;
•	’97-47: 7.06 M. of 7.51 g/t., Including 1.89 M. of 6.66 g/t., and Including 1.55 M. of 23.10 g/t.;
•	’97-50 (La Cecena): 2 M. of 5.02g/t.; 5 M. of 3.92 g/t., Including 2. M. of 8.53 g/t.;

Company Management believes the 1997 – 1998 Drilling at Tres Amigos, and the recent drilling in 2008, has defined an sizeable Inferred Resource at Tres Amigos which will be further defined into a mineable resource.  Infill drilling and further extensions to Tres Amigos are projected for 2009 – 2010.

La Cecena (Approximately 250 Meters Southwest of the NE Tres Amigos Area):

•
DDH 08-102 ( Approx. 28 M. South, 36 M. East of Drill Hole 97-50; Which reported 11 M. of 2.78 g/t. (3.32 g/t. AU Equivalent); Including 2 M. of 5.019 g/t., And, Including 2 M. of 8.526 g/t.);  60 Degree Hole;  7.87 M. of 2.75 g/t. (3.02 g/t. AU equivalent);  Including 2.54 M. of 6.49 g/t.;  And, Including .58 M. of 11.527 g/t.;   And, 3.25 M. of 3.91 g/t (4.16 AU Equivalent); Including 1.50 M of 7.927 g/t.;

•	DDH 08-103 (Approx. 21 M. S., 42 M. W. of Drill Hole 08-102); Vertical Hole; 1.2 M. of 4.911 g/t.; And, 1.1 M of 2.564 g/t.;

•	DDH 08-104 (Approx. 49 M. S., 13 M. W. of Hole 08-103); Vertical Hole; 2.8 M of 13.70 g/t. (16.24 g/t. AU Equivalent); Including 1.4 M. of 26.96 g/t.;

Company Management believes the La Cecena will be further defined as the continuation of the NE Tres Amigos, thereby extending NE Tres Amigos 250 Meters to the southwest.

La Purisima:

•
Drill Hole (DDH) 07-21: 8 M. of 20.67 g/t., Including 6 M. of 26.89 g/t., Including 2.1 M. of 76.33 g/t.;  extending the La Purisima (between the Anglo and Rosario Mines) Down Dip by approximately 50 Meters;

•	DDH 07-35 (60 M. East, 180 M. South of 07-21); Vertical Hole; 4.4 M. of 1.54 g/t., Including 2.2 M. of 2.736 g/t.; And, 1.75 M. of 1.74 g/t;

•	DDH 07-36 (Same Location as 07-37); -75 Degree Hole; 1.42 M. of 4.319 g/t.;

•	DDH 07-37 (20 M. East, 70 M. South of 07-21); Vertical Hole; 4.45 M. of 3.07 g/t., Including 2.2 M. of 5.004 g/t.; Drill Hole Stopped in 5.004 g/t. Mineral;

•	DDH 07-39 (160 M. East of 07-21); Vertical Hole; 2.05 M. of 2.479 g/t.; And, 4.2 M. of 8.55 g/t., Including 3.25 M. of 10.89 g/t.; And, Including 1.90 M. of 16.675 g/t.;

•	DDH 07-40 (60 M. North, 10 M. West of 07-21); -75 Degree Hole; .8 M. of 2.43 g/t.;
And, 1.8 M. of 1.763 g/t.;

•	DDH 07-42 (150 M. North, 10 M. West of 07-21); Vertical Hole; 5.9 M. of 1.85 g/t., Including 2.2 M. of 3.316 g/t.; And, 1.1 M. of 3.475 g/t.;

•	DDH 08-63 (Approx. 55 M. E., 470 M. S. of 07-21); .4 M. of 11.694 g/t.;

•	DDH 08-68 (Same Location as 07-35; 60 Degree Hole; And, Approx. 60 M. E., 180 M. S. of 07-21); 1.6 M. of 21.849 g/t., Including 1 M. of 29.644 g/t;

•
DDH 08-70 (40 M. E., 45 M. S. of 07-36);  11.1 M. of 1.83 g/t., Including 2.3 M. of 5.190 g/t., And, Including 1.10 M. of 9.434 g/t.; And, 1.50 M. of 4.15 g/t., Including .25 M. of 16.274 g/t.;  And, .2 M. of 4.292 g/t.,  Including Zinc Credits;

•	DDH 08-82 (Approx. 40 M. W., 160 M. S. of 07-21); 1.70 M. of 18.218 g/t.;

•	DDH 08-84 (Approx. 55 M. E., 155 M S. of 08-82); .36 M. of 40.059 g/t.; .17 M. of Zinc Credits;

La Union:

•
DDH 08-61 (Approx. 30 M. E., 360 M. S. of 08-51 (San Pablo);  Approx. 75 M. W., 380 M. S. of 08-31 (San Pablo);  60 Degree Hole;  4.5 M. of 1.66 g/t. (2.85 g/t AU Equivalent), Including 1.10 M. of 2.446 g/t.;  And, Including 1.3 M. of 3.183 g/t.; And, Including .4 M. of 8.774 g/t;  And, 1.5 M. of 2.131 g/t;  Including Copper Credits;

•	DDH 08-72 (Same Location as 08-61; Vertical Hole); 4.3 M. of 1.13 g/t. (1.68 g/t. AU Equivalent), Including 1.10 M. of 2.475 g/t. and Including 1 M. of 1.635 g/t.;

•
DDH 08-76 (Approx. 45 M. S., 65 M. W.  of 08-61);  4.8 M. of 16.02 g/t. (17.44 g/t. AU Equivalent), Including 2.8 M. of 27.180 g/t., or Including 2 M. of 37.60 g/t., And Including 1.40 M. of 51.340 g/t., and Including .7 M. of 75.560 g/t;  With Copper and Zinc Credits;  And, 2.7 M. of 1.69 g/t. (2.08 g/t. AU Equivalent), Including .3 M. of 7.875 g/t.;

•	DDH 08-80 (Approx.. 115 W., 110 M. S. of 08-76); 3.10 M. of 4.801 g/t., Including 1.50 M. of 7.372 g/t.; And, 1.10 M. of 3.169 g/t.;

•	DDH 08-120 (Approx. 60 M. N. of Drill Hole 08-76; Note Intercepts below); 60 Degree Hole; 1.65 M. of 2.179 g/t.; And, .42 M. of 1.93 g/t.;

•
DDH 08-122 (Approx. 10 M. S., 128 M. W. of Hole 08-76);  (Approx. 70 M. S., 85 M. W. of Hole 08-120;  60 Degree Hole; .50 M. of 2.076 g/t.; And, .50 M. of 24.06 g/t. (25.07 g/t. AU Equivalent);  And, .95 M. of 1.94 g/t.;

Palos Chinos:

•	DDH 07-02: .75 M. (3/4 of 1. M) of 16.5 g/t.; Extending Historic Workings approximately 100 Meters South and Down Dip; and approximately 50 meters south of Prior Drill Hole ’97-63;

•
DDH 07-16:  7.7 M. of 1.86 g/t., Including 4.35 M. of 3.09 g/t., Including 2.15 M. of 5.2 g/t.;  Drilled from Within 50 Meters of prior Drill Hole ’97-63 (17.30 M. of 2.81 g/t., Including 2.7 M. of 8.454 g/t., And Including .7 M. of 9.255 g/t.;);

These drilling Results obtained through Phases I, II, III, and continuing in Phase IV confirm extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. Specifically, San Pablo, La Purisima, Tres Amigos, La Cecena, and La Union areas have reported significant results. (See description of drilling highlights by target area above).  Further Phase 4 drilling will be targeted at Tres Amigos, La Prieta, La Union, La Purisima, and San Pablo. In 2009, the Company expects to commission a 43-101 compliant report of the “Inferred Resources” defined at SJG.

Current Activity and Future Plans

The Company expects to retain Zonge Engineering and Research, Tucson, Az., to conduct Magnetic and IP Survey work in the first quarter 2009 at SJG.  Subsequently, further drilling in expected to continue to further increase and define inferred resources.

Concessions Area of District

In addition to the drilling and exploration activity, 3 additional Mining Concessions have been claimed, with title applications filed.  At the time that Title of these Concessions is obtained by DynaMexico, the 3 Concessions acquisitions will extend the SJG District by approximately 95,000 Hectares (to a Total of + 99,500 Hectares).

Employees and Consultants

The Company maintains approximately 28 employees. Three employees are corporate officers and work in the corporate office in the United States.  Other employees are maintained through DynaOperaciones in Mexico.  The company also retains legal counsel in the US, legal counsel in Mexico, and it retains as consultants a senior geologist and junior geologist in Mexico.

Fourth Quarter

In the fourth quarter of 2008, drill holes #110 – 126 were drilled for a total of 3,938 meters. In the year ended December 31, 2008, approximately $2,650,000 was spent on drilling compared with approximately $690,000 in the year ended December 31, 2007.

Revenues and Expenses:

The Company conducted a mining and milling operation from March 2003 through June, 2006. This activity was suspended in order to focus efforts on the exploration of the vast SJG District. The Company reported no revenue in 2008 and 2007. The Company does not expect any revenues from mining and production in 2009.

The Company’s production and exploration costs were $4,490,898 and $2,097,378 for the years ended December 31, 2008 and 2007 respectively. The increase in expenses in 2008 was a result of the increased exploration work financed by the Earn In / Option Agreement.

The Company's operating expenses included two categories, a) depreciation and amortization, and b) general and administrative expenses. The general and administrative expense was $1,685,998 for the year ended December 31, 2008 compared to $1,122,903 for the year ended December 31, 2007. Included in these amounts was depreciation and amortization of $161,006 and $146,391 in 2008 and 2007 respectively and common stock issued for services of $430,101 and $109,587 in 2008 and 2007 respectively. The increase was predominantly due to common stock issued for services.

Other income and expenses included interest income for the year ended December 31, 2008 of $3,066 compared with $6,627 for the year ended December 31, 2007. Additionally, we had other income of $2,104 in 2008 compared to zero in 2007.

Minority Earnings in Subsidiary.

Under the terms of the Earn-In Agreement, Goldgroup Resources, Inc. (Goldgroup), as of December 31, 2008, has earned a 25% interest in DynaResource de Mexico, S.A. de C.V. (DynaMexico). Since Goldgroup owned both 15% and 25% of DynaMexico throughout 2008, the applicable portion of the earnings or loss is attributable to Goldgroup. In the year ended December 31, 2008 the portion of the loss attributable to Goldgroup was $ 934,734.  In 2007, Goldgroup earned the initial 15% interest in DynaMexico at the end of December so no loss was attributed to Goldgroup in the year ended December 31, 2007.

Currency Translation Income / Loss

The currency translation loss was $1,825,230 and $7,825 in the years ended December 31, 2008 and 2007 respectively. This charge is caused by the fluctuation of the exchange rate between the United States dollar and the Mexican peso. It was significant in the year 2008 since the Mexican peso lost a lot of value against the dollar in 2008.

The Company’s net loss for the year ended December 31, 2008 and 2007 respectively. The increase in the loss is attributed to the increase in exploration activities and costs.

Plan of Operation

The Plan of operation for the next twelve months includes the continuation of the drilling and exploration programs at San Jose de Gracia.  Under the Earn In agreement, Phase IV exploration activities continue, with a Budget of approximately $ 12 M. USD to be expended over the next 24 months.  Financing from the Earn In Agreement provides for 100% of the current exploration and related costs at SJG.  The Company is required to fund its general and administrative expenses in the US.

The Company does not currently generate revenue.  Its only sources of capital are (1) exploration and related funds provided by Goldgroup to DynaMexico under the Earn In Agreement; (2) cash on hand; and (3) any funds available through financings. The Company believes that cash on hand is adequate to fund our ongoing general and administrative expenses through 2010. The funds contributed by Goldgroup to DynaMexico are expected to finance the exploration activities at SJG through 2010.  The Company may seek additional capital funding during 2010 or beyond depending on market conditions, results of drilling activities, plans for production or continuing exploration activities, and other circumstances.

Capital expenditures

The Company’s primary activities relate to the exploration of SJG property.  100% of the exploration and related costs are provided by Goldgroup Resources, Inc. to DynaMexico pursuant to the Earn In / Option Agreement. Exploration drilling continues at SJG in order to further define mineralization and ore bodies and resources.  Drilling services are contracted by MinerasDyna, the operating entity, to drilling contractors. The Company does not foresee significant capital purchases in 2009.  Any capital purchases necessary for the exploration activity are the responsibility of DynaMexico, with costs accounted to the segregated exploration account and financed by Goldgroup.  Miscellaneous costs could be paid from funds on hand of DynaMexico, MinerasDyna, DynaOperaciones, or DynaResource, Inc.

Liquidity and Capital Resources

As of December 31, 2008, the Company maintained working capital of $ 2,588,745, comprised of current assets of $ 2,691,848 and current liabilities of $103,103. This represents an increase of $331,251 from the working capital maintained by the Company of $ 2,257,494 at December 31, 2007.

Net cash used in operations for the year ended December 31, 2008 increased to $5,610,756 from $5,035,204 for the year ended December 31, 2007 The increase was due to the increase in expenses for exploration, which includes drilling and all support services.

Cash used for purchase of fixed assets was $130,170 and $82,132 for the years ended December 31, 2008 and 2007 respectively.

Cash provided by financing activities for the year ended December 31, 2008 was $7,845,052 compared to $4,303,389 for the year ended December 31, 2007. The main category changes include Goldgroup deposits under the Earn In / Option Agreement of $4,800,000 and $3,043,004 for 2008 and 2007 respectively and comprehensive income of $1,533,082 and $122,571 for 2008 and 2007 respectively.

Sampling Process

The geological data contained in this report was verified by an appropriate quality control person using industry standard quality controls and quality assurance protocols utilized in exploration activities. Standard reference samples and various duplicates are inserted in each batch of assays. Drill core samples are cut by saw on site and samples splits are prepared for shipment, sealed and then shipped for assaying. Samples are sent to a certified assayer (International Plasma Laboratory, Vancouver, BC.) and analyzed for gold by fire assay and for silver and 34 other trace and major elements in accordance with standard industry practices.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2008 and 2007. The financial statements as of December 31, 2008 and 2007, of the Company included in this Form 10-K have been audited by The Hall Group, CPAs, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2008.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2008.

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2008 and 2007.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended December 31, 2008, our Chief Executive and Chief Financial Officer as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified no material weakness in our internal control.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2008.   Based on its evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective and contained no material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting
We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).  Controls and Procedures

Not required for smaller reporting companies.

Item 9B.  Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following table lists the names and ages of the executive officers, directors and key consultants of the Company.  The directors will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified.  Mr. Diepholz, Mr. Smith, and Mr. Tidwell have been elected to serve through 2011, in conjunction with the terms and schedule of the Earn In / Option Agreement.  All officers serve at the discretion of the President, Chairman of the Board of Directors, and members of the Board of Directors.

Name	Age	Position	Held Since
K. W. (K.D.) Diepholz 1303 Regency Court Southlake, Texas 76092	51	Chairman of The Board, CEO, Treasurer	May 1995 May 1997

Charles Smith 709-B West Rusk #580 Rockwall, Texas 75087	51	Chief Financial Officer, Secretary and Director	May 2005

Melvin E. Tidwell 4804 Piccadilly Place Tyler, Texas 75703	63	Director	May 1994

Bradford J. Saulter 7618 Straits Lane Rowlett, Texas 75088	47	Vice President – Investor Relations	May 1998

K.W. Diepholz - Graduated Lake Land College, Southern Illinois University; Communications and Business Emphasis; Regional Director - Fidelity Union Insurance and Investment, Dallas, Texas (1980 -1983); President - KWD Properties Corporation, Mattoon, Illinois (1983 - 1989); a privately-held Oil & Gas Exploration and Development Company involved in all phases of The Oil & Gas Business, and Various Types of Partnerships; Vice President - American Investment Retirement Corporation, Phoenix, Arizona (1990 - 1991), Involved in Program Structuring for Pension Accounts;  Vice President - Ideal Securities, Inc., Dallas, Texas (1992);  Program Structuring and Marketing Management;  President - DP Phoenix, a Real Estate Investment Company, Phoenix, Arizona (1991 -1992);  Investment Program Structuring, Real Estate Acquisitions, General Management;   Director:  Farm Partners, Inc., Dallas, Texas (1992 - Present);  General Management of this General Partner to Precious Metals Limited Partnership; DP Group Ltd., Dallas, Texas (1993 - Present);  President of this independent Marketing firm; Dynacap Group Ltd., Dallas, Texas (1992 - Present);  President of this Consulting and Management firm, directing the management of certain Limited Liability Investment Companies; DynaResource, Inc. (f/k/a: West Coast Mines, Inc.), Dallas, Texas (1994 - Present);  Chairman, President, Treasurer, and Director. Special skills in the areas of Business Development, Project Planning, Corporate Financing, Acquisition Analysis, Investment Program Interpretation and Structuring.

Charles Smith.     Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business including audit and tax matters. He is a consultant to various companies.  Mr. Smith’s business affiliations the past five years follow:  Chief Financial Officer of DynaResource, Inc. – May 2005 to present. Chairman of Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present. Sole proprietor as a Certified Public Accountant - 1983 to the present. Sole officer and Director - MC Cambridge, Inc. - a financial consulting firm - 1997 to present.

Melvin E. Tidwell, P.E. - Professional Engineer, registered in California in 1977; Control Systems Engineer; Instrument Engineer on over 80 Projects Worldwide; Instrument Startup Engineer on over 50 Projects Worldwide; Affiliated / Associated with following Companies over the past 25 years: Weyerhaeuser Company, Howe-Baker Engineers, LaGloria Oil & Gas Co., IWATANI Electronics (Japan), EQM (Mexico), Kyodo Oxygen Co., Ltd. (Japan), Chin Yang Fine Chemical Co. (South Korea), Hankuk Glass Mfg. Co. (South Korea), Hunt Oil Co., Liquid Carbonics Co., Celanese Mexicana (Mexico), Grain Power Tucumcari Ltd., Jetco Chemical Inc., Claiborne Gasoline Co., Conoco, Chevron, Metano Gas (now Exxon), Union Oil, Texaco Angola, Petrofac, Alfurat (Syrian Oil Co.), Arco, Chevron / Placer Cego, Tidwell & Associates;  with  Engineering / Management Experience in the following Project Areas:  Startup & Engineering - $ 160 Million Linerboard Paper Mill; Chief Instrument Engineer - chemical division;  DEA Gas Treating & Sulfur Recovery Plant;  One Part / million H2 Plant;  Startup Hydrogen Plants;  H2 / CO Cosorb Plant;  Startup H2 / CO synthesis Gas Plant & Cold Box;  Startup Ethanol Plant;  Specialties Chemicals Expansion - Foxboro 200 instruments;  Startup & Calibration 75,000 BPD Crude Distillation Facility;  Instrument Engineer - 1st Oxygen Enrichment Cope Unit;  Instrument Engineer, Startup & checkout - 30 TPD Selectox SRU;  Instrument Engineer - Offshore Oil & Gas Production Facility;  Lead Instrument Engineer - 60,000 BPD Oil Production Facility;  Instrument Checkout, Calibration, and Inspection prior to startup - Selectox Sulfur Units (Honeywell TDC 3000 DCS) (Foxboro 760 Electronics Controllers);  Startup Amine Plant and Sulfur Plant, and System Engineering (Foxboro and Westinghouse PLC);  Instrument Engineer, Field Startup and Checkout - CCR, HDS, MTBE, Hydrogen and Cryogenic Plants.  Founder, President - Tidwell & Associates, a private engineering consulting Firm (1993 to Present); Director – DynaResource, Inc. (f/k/a: West Coast Mines, Inc.), Dallas, (1994 to present).

Bradford J. Saulter - Attended University of Texas, Austin, Texas; Marketing Department of Metagram, Inc., a Dallas National Marketing Company; Regional Manager for Lugar, Lynch, & Associates, A Dallas Financial Services Company, Involved in Sales & Marketing of Various Investment Products; Independent Marketing Consultant; Series 22 & 63 Securities License; Vice President / Marketing - Dynacap Group Ltd. (1992 - Present); Director: Farm Partners, Inc. (1992 - Present), Vice President – Investor Relations - DynaResource, Inc., Dallas, Texas (1995 to present).

To the knowledge of the Company, no present or former director, executive officer, or person nominated to become a director or executive of the Company, or consultants to the Company has ever:

1.)           Filed a bankruptcy petition by or against any business of which such person was a general partner or executive officer whether at the time of the bankruptcy or with two years prior to that time;

2.)           Had any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.)           Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and,

4.)           Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed suspended or vacated.

Item 11.  Executive Compensation

The following officers received the following compensation for the years ended December 31, 2008 and 2007. These officers do not have employment contracts with the company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation	All other compensation *

K.W. Diepholz CEO, President	2008 2007	$180,000 $150,000	None None	None None	None None	None None	None None	$167,500 $112,500

Charles Smith CFO, Secretary	2008 2007	$48,000 $24,000	None None	None None	None None	None None	None None	None $ 2,500

Bradford J. Saulter VP – Investor Relations	2008 2007	$61,737 $60,000	None None	None None	None None	None None	None None	$2,136. $2,500.

* The Company paid consulting fees to Dynacap Group, Ltd. As disclosed in the financial statements.  This remuneration was paid from the funds received by Dynacap.

	Option Awards					Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested

K.W. Diepholz CEO, President	250,000	None	None	$2.50	11/15/2009	None

Charles Smith CFO, Secretary	50,000	None	None	$2.50	11/15/2009	None

Melvin Tidwell Director	50,000	None	None	$2.50	11/15/2009	None

Bradford J. Saulter VP – Investor Relations	25,000	None	None	$2.50	11/15/2009	None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of December 31, 2008.  The following table sets forth the information based on 9,073,913 common shares issued and outstanding as of December 31, 2008.

COMMON STOCK	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	1303 Regency Court Southlake, Texas 76092	1,437,500	15.84%

Common Stock	Charles Smith CFO; Secretary; Director	709-B West Rusk #580 Rockwall, Texas 75087	218,750	2.41%

Common Stock	Charles Smith, through Smith Family LP.; CFO; Secretary; Director	4246 Clairmont Birmingham, AL 35222	231,250	2.55%

Common Stock	Melvin E. Tidwell Director;	4804 Picadilly Place Tyler, Texas 75703	69,079	0.76%

Common Stock	Bradford J. Saulter VP., Investor Relations	7618 Straits Lane Rowlett, Texas 75088	86,833	.957%

Common Stock	Dale Langenderfer Shareholder;	3407 Oak Alley Court #402 Toledo, Ohio 43606	479,030	5.28%

	All Officers, Directors And Beneficial owners as a Group (5 Persons)		2,522,442	27.80%

None of the Shares described above are subject to options which are either (a) vested, or, (b) will vest within 60 days.

The officers and directors and those 5 % beneficial owners held the following options as of December 31, 2008:

Common Stock Options:

Option Holder	# of options	Strike Price	Expiration
K.W. Diepholz	250,000	$2.50	11/15/2009
Charles Smith	50,000	$2.50	11/15/2009
Bradford J. Saulter	50,000	$2.50	11/15/2009

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Company has paid cash remuneration for services to Dynacap Group Ltd., a private consulting firm.   Mr. K.W. Diepholz - Chairman and CEO of the Company and Mr. Charles Smith, Chief Financial Officer, are the Managers of Dynacap Group, Ltd.

The Company has paid cash compensation as follows, to related parties or officers during the years ended December 31, 2008 and 2007:

In 2008, the Company paid $170,000 to Dynacap Group, Ltd. for consulting and other fees;

In 2007, the Company paid $185,305 to Dynacap Group, Ltd. for consulting and other fees.

No shares were issued to officers and/or directors in 2007 or 2008.

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

Item  14.   Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 was $30,600 and $7,500, respectively.

(2) Audit Related Fees

None

(3) Tax Fees

None

(4) All Other Fees

None

(5) Audit Committee Policies and Procedures

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	SJG Drill Intercepts Summary File

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets the requirements for filing on Form 10-K and authorized this Registration Statement to be signed on its behalf by the undersigned, in the City of Irving, State of Texas, on March 30, 2009.

DynaResource, Inc.

By:  /s/  K.W. (“K.D.”) Diepholz
K.W. Diepholz, President

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons, in the capacities and on the dates stated.

Signature	Title	Date

/s/ K.W. (“K.D.” Diepholz	President and	March 30, 2009
K.W. (“K.D.”) Diepholz	Chairman of the Board

/s/ K.W. (“K.D.”) Diepholz	Chief Executive Officer	March 30, 2009
K.W. (“K.D.”) Diepholz

/s/ Charles Smith	Chief Financial Officer	March 30, 2009
Charles Smith

/s/ Charles Smith	Chief Accounting Officer	March 30, 2009
Charles Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
DynaResource, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2008 and 2007 and for the period since reentering the Exploration Stage (January 1, 2007) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of DynaResource, Inc.’s internal control over financial reporting as of December 31, 2008 and 2007 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DynaResource, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period since reentering the Exploration Stage (January 1, 2007) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 of the consolidated financial statements, the Company corrected an error and restated previously issued financial statements.

/s/  The Hall Group, CPAs

The Hall Group, CPAs
Dallas, Texas

March 11, 2009

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
		(restated)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,339,561	$2,060,665
Accounts Receivable (Net of Allowance of $0 and $0)	0	13,079
Foreign Tax Receivable	163,289	151,852
Accounts Receivable - Related Party	50,225	0
Other Current Assets	138,773	72,063
Total Current Assets	2,691,848	2,297,659

Fixed Assets
Mining Camp Equipment and Fixtures (Net of Accumulated
Depreciation of $430,110 and $325,507)	386,075	389,731
Mining Properties (Net of Accumulated Amortization of $343,696 and $288,510)	4,359,671	4,414,857
Total Fixed Assets	4,745,746	4,804,588

Other Assets
Deposits	5,788	0

TOTAL ASSETS	$7,443,382	$7,102,247

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$96,970	$0
Accrued Expenses	6,133	40,165
Total Current Liabilities	103,103	40,165

Long-Term Liabilities	0	0

Minority Interest	(589,754)	344,980

Stockholders' Equity
Preferred Stock ($1.00 par value, 10,000 shares authorized,
1,000 and 1,000 shares issued and outstanding)	1,000	1,000
Common Stock ($.01 par value, 12,500,000 shares authorized,
9,073,913 and 8,276,824 shares issued and outstanding)	90,739	82,768
Preferred Rights	40,000	40,000
Additional Paid-In Capital	22,774,071	15,874,681
Treasury Stock	(47,790)	(7,500)
Common Stock Subscription Receivable	(125,000)	0
Other Comprehensive Income	1,574,793	41,711
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Exploration Stage	(10,375,264)	(3,313,042)
Total Stockholders' Equity	7,930,033	6,717,102

TOTAL LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS' EQUITY	$7,443,382	$7,102,247

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007
and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2008

			Cumulative Since
			Reentering the
			Exploration Stage
			(January 1, 2007)
			through
	2008	2007	December 31, 2008

REVENUES	$0	$0	$0

PRODUCTION AND EXPLORATION COSTS
(exclusive of depreciation and amortization
shown separately below)	4,490,898	2,097,378	6,588,276
GROSS PROFIT (DEFICIT)	(4,490,898)	(2,097,378)	(6,588,276)

OPERATING EXPENSES
Depreciation and Amortization	161,006	146,391	307,397
Common Stock Issued for Services	430,101	109,587	539,688
Payroll Expenses	287,237	235,750	522,987
Professional Fees	96,674	37,083	133,757
State Filings and Development	107,051	18,067	125,118
Meetings and Travel	99,218	53,506	152,724
Other General and Administrative	504,711	522,519	1,027,230
TOTAL OPERATING EXPENSES	1,685,998	1,122,903	2,808,901

NET OPERATING INCOME (LOSS)	(6,176,896)	(3,220,281)	(9,397,177)

OTHER INCOME (EXPENSE)
Portfolio Income	3,066	6,627	9,693
Other Income	2,104	0	2,104
TOTAL OTHER INCOME (EXPENSE)	5,170	6,627	11,797

NET INCOME (LOSS) BEFORE INCOME TAXES	(6,171,726)	(3,213,654)	(9,385,380)

Provision for Income Taxes (Expense) Benefit	0	38,259	38,259
Minority Earnings (Loss) in Subsidiary	934,734	0	934,734

NET INCOME (LOSS)	$(5,236,992)	$(3,175,395)	$(8,412,387)

Currency Translation Gain (Loss)	(1,825,230)	(7,825)	(1,833,055)

COMPREHENSIVE LOSS	$(7,062,222)	$(3,183,220)	$(10,245,442)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average of Outstanding Shares, Basic	9,073,913	7,945,319	7,945,319
Income (Loss) per Common Share, Basic	$(0.58)	$(0.40)	$(1.06)

Weighted Average of Outstanding Shares, Diluted	9,073,913	9,669,902
Income (Loss) per Common Share, Diluted	$(0.58)	$(0.33)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2008 and 2007

											Accumulated
											Deficit Since
						Additional		Common Stock	Other		Reentering the
	Preferred		Common		Preferred	Paid In	Treasury	Subscription	Comprehensive	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Receivable	Income	Deficit	Stage	Totals

Stockholders' Equity, January 1, 2007	0	$0	7,875,000	$78,750	$40,000	$11,925,774	$0	$0	$(80,860)	$(6,002,516)	$0	$5,961,148

Sale of Common Shares			365,295	3,653		1,141,661						1,145,314
Issuance of Common Shares for Services			36,529	365		109,222						109,587
Issuance of Preferred Shares	1,000	1,000										1,000
Treasury Stock Purchased							(7,500)					(7,500)
Other Comprehensive Income									122,571			122,571
Dyna Mexico Earn In						3,043,004						3,043,004
Transfer Earn In to Minority Interest						(344,980)						(344,980)
Dividends - Property											(129,822)	(129,822)
Net (Loss)											(3,183,220)	(3,183,220)

Stockholders' Equity, December 31, 2007 (Restated)	1,000	$1,000	8,276,824	$82,768	40,000	$15,874,681	$(7,500)	$0	$41,711	$(6,002,516)	$(3,313,042)	$6,717,102

Sale of Common Shares			647,024	6,470		1,680,790						1,687,260
Issuance of Common Shares for Services			150,065	1,501		428,600						430,101
Repurchase of Common Stock Options						(10,000)						(10,000)
Treasury Stock Purchased							(40,290)					(40,290)
Receivable from Shareholder								(125,000)				(125,000)
Other Comprehensive Income									1,533,082			1,533,082
Dyna Mexico Earn In						4,800,000						4,800,000
Net (Loss)											(7,062,222)	(7,062,222)

Stockholders' Equity, December 31, 2008	1,000	1,000	9,073,913	90,739	40,000	22,774,071	(47,790)	(125,000)	1,574,793	(6,002,516)	(10,375,264)	7,930,033

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007
and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2008

			Cumulative Since
			Reentering the
			Exploration Stage
			(January 1, 2007)
			through
	2008	2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(5,236,992)	$(3,175,395)	$(8,412,387)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of Common Shares for Services	430,101	109,587	539,688
Issuance of Preferred Shares for Services	0	1,000	1,000
Depreciation and Amortization	161,006	146,391	307,397
Loss on Disposition of Fixed Assets	28,006	0	28,006
Minority Interest in Net (Loss)	(934,734)	0	(934,734)
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	13,079	186,064	199,143
(Increase) in Foreign Tax Receivable	(11,437)	(102,648)	(114,085)
(Increase) in Accounts Receivable - Related Party	(50,225)	0	(50,225)
(Increase) Decrease in Other Current Assets	(66,710)	5,028	(61,682)
(Increase) in Deposits	(5,788)	0	(5,788)
Increase (Decrease) in Accounts Payable	96,970	(41,404)	55,566
(Decrease) in Accrued Expenses	(34,032)	(63,971)	(98,003)
(Decrease) in Deferred Tax Liability	0	(38,259)	(38,259)
Net Cash (Used) by Operating Activities	(5,610,756)	(5,035,204)	(8,584,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(130,170)	(82,132)	(212,302)
Net Cash (Used) by Investing Activities	(130,170)	(82,132)	(212,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Shares for Cash	1,687,260	1,145,314	2,832,574
Repurchase of Common Stock Options	(10,000)	0	(10,000)
Proceeds from Dyna Mexico Earn-In	4,800,000	3,043,004	7,843,004
Common Stock Subscription Receivable	(125,000)	0	(125,000)
Other Comprehensive Income	1,533,082	122,571	1,655,653
Purchase of Treasury Shares	(40,290)	(7,500)	(47,790)
Net Cash Provided by Financing Activities	7,845,052	4,303,389	12,148,441
Effect of exchange rate on cash	(1,825,230)	(7,825)	(1,833,055)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	278,896	1,239,825	1,518,721

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,060,665	820,840	820,840

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,339,561	$2,060,665	$2,339,561

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$430,101	$109,587	$539,688
Non-Cash Issuance of Preferred Shares for Services	$0	$1,000	$1,000
Cash Paid During the Year for Interest Expense	$0	$0	$0
Non-Cash Dividend of Property	$0	$129,822	$129,822

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

DynaResource, Inc. (The “Company” or “DynaResource”) was organized September 28, 1937, as a California corporation under the name of West Coast Mines, Inc.  In 1998, the Company re-domiciled to Delaware and changed its name to DynaResource, Inc.  The Company is in the business of acquiring, investing in, and developing precious metal properties, and the production of precious metals.

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired effective control of Mineras de DynaResource S.A. de C.V. (formerly Minera Finesterre, S.A. de C.V.) (“MinerasDyna”).  The Company owns 25% of Mineras and acquired effective control of Mineras by acquiring the option to purchase the remaining 75% of the Shares of Mineras for seventy five pesos (approximately $5.50 in United States dollars as of December 31, 2008).  The Agreement also provides that the other shareholders relinquish and forfeit any and all rights, interests and claims in and to the Company and in or to any of the rights or assets owned or controlled by the Company.  The Option expires on January 6, 2010.  The results of MinerasDyna are consolidated with those of the Company.   As discussed in Note 9, the Company elected to exercise the Option during March 2009.

In January 2008, the Company transferred 15% of the ownership of DynaMexico to Goldgroup Resources Inc. (“Goldgroup”), in exchange for $3,000,000 cash contribution and exploration expenditures at the San Jose de Gracia property (“SJG”), and in August 2008, the Company transferred an additional 10% of the ownership of DynaMexico to Goldgroup in exchange for an additional $3,000,000 cash and exploration expenditures (See Note 5 below).  Through December 31, 2008, Goldgroup has contributed $8,168,009 to DynaMexico, and it currently owns 25% of DynaMexico.

The Company produced approximately $7,000,000 in revenues from production activities during the years ended December 31, 2003 through 2006, and suspended this activity voluntarily to concentrate its efforts on exploration and development.  In accordance with that decision, as of January 1, 2007, the Company reentered the Exploration Stage and has presented its cumulative results since reentering the Exploration Stage, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”), and will continue this presentation until it again has revenues from operations.

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

Basis of Presentation:

The Company prepares its financials statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation:

The financial statements include the accounts of DynaResource, Inc. as well as DynaResource de Mexico, S.A. de C.V., DynaResource Operaciones S.A. de C.V. and Mineras de DynaResource S.A. de C.V.  All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

Minority Interest:

Minority interest is recognized in connection with the Stock Purchase and Earn In Agreement (“Earn In”) described above and in Note 5.  Minority interest was created in December 2007 upon the completion of contributions required under the Earn In. Minority interest is subsequently adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of the respective entity.

Foreign Currency Translation:

The subsidiary’s functional currency is the Mexican peso.  As a result, the financial statements of the subsidiary have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses.  In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated.  The resulting re-measured gain or loss is reported as a separate component of stockholders’ equity (comprehensive income (loss)).

The financial statements of the subsidiary should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the years ended December 31, 2008 and 2007 (Mexican pesos per one U.S. dollar):

	December 31, 2008
Current exchange rate:	Pesos	13.78

Weighted average exchange rate for the period ended:	Pesos	11.17

	December 31, 2007
Current exchange rate:	Pesos	10.92

Weighted average exchange rate for the period ended:	Pesos	10.94

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

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of IVA receivable as of December 31, 2008 and 2007 are $163,289 and $151, 852, respectively.

Inventory:

As the Company ceased mining production in 2006, there is no inventory as of December 31, 2008 and 2007.

Fixed Assets:

Fixed assets are carried at cost.  Depreciation is provided over each asset’s estimated useful life.  Upon retirement and disposal, the asset cost and related accumulated deprecation are removed from the accounts and any resulting gain or loss is included in the determination of the net income.  Expenditures for geological and engineering studies, maintenance and claim renewals are charged to expense when incurred.  Additions and significant improvements are capitalized and depreciated.

Mining Properties:

The Company is an ‘Exploration Stage’ company as defined in “SEC Industry Guide 7”.  Mining properties consist of 34 concessions at the San Jose de Gracia property, the basis of which are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves.  The Company has elected to expense a minimal amount of amortization due to the effects of exploration activities on the recoverable reserves.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;
•	estimated expected future operating costs, capital expenditures and reclamation expenditures.

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing no events have occurred that would require write-down of any assets.  As of December 31, 2008, no indications of impairment existed.

Exploration Costs:

Exploration costs not directly associated with proven reserves on the mining concessions are charged to operations as incurred.

Advertising Costs:

The Company incurred $0 and $0 advertising costs for the years ended December 31, 2008 and 2007, respectively.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code. There are no provisions for current taxes due to net available operating losses.

Segment Reporting:

The Company operates in one reportable segment under the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”).

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the years ended December 31, 2008 and 2007, the Company’s only component of comprehensive income was foreign currency translation adjustments.

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements” ("SAB 104"). Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
•	The price is fixed and determinable; and
•	Collectability is reasonably assured.

Revenues earned from the sale of precious metal concentrates are recognized as the title to the material is passed to the buyer upon delivery.

Earnings (Loss) per Common Share:

Earnings (loss) attributable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year.   Diluted loss per share is computed using the weighted average number of shares and the potentially dilutive common shares outstanding that are assumed to be exercised.   There were no potentially dilutive common stock equivalents as of December 31, 2008, therefore basic earnings per share equals diluted earnings per share for the year ended December 31, 2008.

Recent Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

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

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at December 31, 2008 and 2007:

	2008	2007

Mining camp equipment and fixtures	$454,273	$454,473
Transportation equipment	149,986	155,084
Lab equipment	14,306	14,306
Machinery and equipment	53,761	33,211
Office furniture and fixtures	69,853	22,376
Office equipment	3,448	3,448
Computer equipment	32,250	32,250
Sub-total	816,185	715,238
Less: Accumulated depreciation	(430,110)	(325,507)
Total	$386,075	$389,731

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $105,820 and $87,794 for the years ended December 31, 2008 and 2007, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following as of December 31, 2008 and 2007:

	2008	2007
San Jose de Gracia (“SJG”):
Mining Concessio	$4,703,367	$4,703,367
Less: Accumulated amortization	(343,696)	(288,510)

Total Mining Properties	$4,359,671	$4,414,857

Amortization expense was $55,186 and $58,597 for the years ended December 31, 2008 and 2007.

NOTE 4 – INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which supplements SFAS No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”) by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.   The Interpretation requires that the tax effects of a position be recognized only it if is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The Company’s deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.

The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carry forwards, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of December 31, 2008 are as follows:

2008
Net deferred tax assets attributable to:
Prior years	$132,621
Tax benefit (liability) for current year	2,131,356
Total Deferred Tax Benefit	2,263,977
Valuation Allowance	(2,263,977)

Net Deferred Tax Benefit	$0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

2008
Income tax before extraordinary item:
Tax (benefit) liability on current year operations	$2,098,386
Future tax benefit from timing differences	32,970
2,131,356
Valuation Reserve	(2,131,356)

Net Provision (Benefit)	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2008.

NOTE 5 – MATERIAL AGREEMENTS

Concessions and Interest related to the San Jose de Gracia Property (“SJG”):

In March 2000, The Company entered into agreements to complete the acquisition and consolidation of 100% of the San Jose de Gracia Property and related mining interests.  Pursuant to these agreements, the Mining Concessions and related interests comprising the San Jose de Gracia property were transferred to “DynaMexico”, at the time the wholly owned subsidiary of the Company.

In March 2005, the Company issued 115,000 common shares; received a cash payment of $15,000; and accepted a mutual release from the vending parties to complete the acquisition agreements.

Financing/Sale of Stock:

On September 1, 2006 the Company signed a “Stock Purchase and Earn In Agreement” (“Earn In”) between:  DynaResource and DynaMexico, (“Seller”); and Goldgroup Resources, Inc., of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

The Earn In provides for the sale of up to fifty per cent (50%) of the total outstanding shares of DynaMexico, the wholly owned subsidiary of DynaResource, and the owner of the San Jose de Gracia District in northern Sinaloa Mexico (“SJG”);  in exchange for the total cash contributions to DynaMexico, and expenditures related to the development of the SJG, in the amount of $18,000,000 by Goldgroup; contributed in four (4) phases, as set forth below:

Phase	On or before	Amount of Funds to be deposited to DynaMexico (For SJG Expenditures)	Interest Earned (by Goldgroup in DynaMexico)	Cumulative Interest Earned (by Goldgroup in DynaMexico)
1.	June 15, 2007	$1,000,000	0%	0%
2.	March 15, 2008	$2,000,000	15%	15%
3.	September 15, 2009	$3,000,000	10%	25%
4.	March 15, 2011	$12,000,000	25%	50%

Pursuant to the Earn In Agreement:

DynaResource attached the “SJG Title Opinion”, compiled by its legal counsel in Mazatlan, Sinaloa Mexico, with attachments and schedules; describing the status and position of DynaMexico and affiliates in Mexico, and confirming the ownership and status of the Mining Concessions comprising the SJG District in Sinaloa, Mexico;

DynaResource attached its audited, consolidated financial statements at December 31, 2005;

The Parties agreed to a revised setting of the Board of Directors of DynaMexico, to:

a.	Two (2) members of DynaResource; K.D. Diepholz, Chairman/CEO of DynaResource as President; and, Charles E. Smith; CFO of DynaResource;
b.	One (1) member of Goldgroup; Keith Piggott, CEO of Goldgroup.

A Management Committee was formed to approve budgets and expenditures pursuant to the Earn In.  The setting of the Management Committee is:

a.	Two (2) members of Goldgroup; Keith Piggott, CEO of Goldgroup as Chairman; and, John Sutherland, CFO of Goldgroup;
b.	One (1) member of DynaResource; K.D. Diepholz, Chairman/CEO of DynaResource;
c.	Members of the Management Committee may be changed as subsequently agreed.

The Parties agree to cooperate to develop the SJG Property, in the best interests of the Project.

Phase 1, 2 and 3 of Earn In Completed:

Activities related to the exploration and development of SJG are being conducted by DynaMexico, through contract to the operating subsidiary MinerasDyna; with the management of personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaOperaciones.

On December 28, 2007, Goldgroup completed Phase 2 of the Earn In Agreement, through the contributions of Capital of $3,368,088 (USD) to DynaMexico and the expenditures related to the exploration of SJG of $27,063,453 Mexican pesos, with the remainder held in cash in DynaMexico, In January 2008, 15% of the Shares of DynaMexico were transferred to Goldgroup.

On July 16, 2008, the Goldgroup completed Phase 3 of the Earn In Agreement through total contributions of capital under the Earn In Agreement of $6,118,009 (USD) with total expenditures related to the exploration of SJG of $57,252,898 Mexican pesos, with the remainder held in cash in DynaMexico.    In August 2008, an additional 10% of the Shares of DynaMexico were transferred to Goldgroup, so that Goldgroup owns 25% of DynaMexico as of December 31, 2008.

Continuing with Phase 3 exploration activities, the Company reported total deposits to DynaMexico by Goldgroup in excess of $8,100,000 USD, with total expenditures through DynaMexico of $ 78,834,422  Mexican pesos at December 31, 2008.

As discussed in Note 9, the Company received $800,000 from Goldgroup in January and March 2009 pursuant to the Earn In Agreement.

Material Agreement  (MOU):

In order to clarify and confirm the operating structure at SJG, DynaResource, DynaMexico, and Goldgroup (the Parties to the Earn In/Option Agreement;  and “the Parties”) entered into a “Memorandum of Understanding”, (the “MOU”), dated July 29, 2008 . The MOU provides for:

•	MinerasDyna is the exclusive operating entity at SJG, pursuant to the operating agreement with DynaMexico;

•	DynaMexico owns the SJG 100%, and all data and information pursuant thereto; any information disseminated regarding SJG must be disclosed as from DynaMexico;

•	The SJG Management Committee is not a legal entity and has no authority or ability to sign contracts or incur obligations or liabilities to DynaMexico, MinerasDyna, or DynaOperaciones;

•	The SJG Management Committee does not have the authority to act for or represent DynaMexico, MinerasDyna, DynaOperaciones, or the SJG Property;

•	All personnel must be employed or contracted through MinerasDyna or DynaOperaciones and be accountable to the employing/contracting entity.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company paid $170,000 and $185,305 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in 2008 and 2007, respectively.

In 2007, the Company issued 1,000 shares of Preferred Stock - Series A to its CEO.  The shares carry the right to elect a majority of the Board of Directors of the Corporation.

In addition, the Company has issued its stock to the following related parties:

	2008	2007

Consultants	$238,442	$109,587

Totals	$238,442	$109,587

The above stock transactions were expensed as compensation in the financial statements.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO.  These shares have the right to elect a majority of the Board of Directors.  There were 1,000 shares outstanding at both December 31, 2008 and 2007.

Common Stock

The Company is authorized to issue 12,500,000 common share stocks at a par value of $0.01 per share.  These shares have full voting rights.  At December 31, 2008 and 2007, there were 9,073,913 and 8,276,824 shares outstanding, respectively.     During 2007, the Company paid $129,822 dividends to its shareholders in the form of property.   No dividends were paid in 2008.

Preferred Rights

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2008 and 2007, respectively.

Stock Issuances

During 2007, the Company issued 299,386 common shares for cash to purchasers for $3.00 per share and issued 65,909 common shares for cash to purchasers for $3.75 per share.  Also during 2007, 36,529 common shares were issued for $109,587 of consulting services.

During 2008, the Company issued 21,880 common shares for cash to purchasers for $5.00 per share.    The Company also issued 150,065 shares for $430,101 of consulting services.

Treasury Stock

Treasury stock is accounted for by the cost method.  The Company may from time to time purchase and resell its own common stock.  Treasury stock activity is presented in the consolidated statement of stockholders’ equity.

Common Stock Subscription Receivable

As of December 31, 2008, the Company has $125,000 due from a shareholder for the exercise of $2.50 options which expired at the end of 2008.  The notice from the shareholder indicating their intent to exercise the options was received prior to the expiration of the option period, and the payment was received in January 2009.

Options and Warrants

The Company has issued stock options to employees and shareholders for the purchase of up to 1,809,432 shares of stock.   During 2008, the Company issued options in three different grants.  These options immediately vested and expire on November 15, 2009.    Based on the analysis below, the expense component was less than $3,000.  The Company elected not to expense the value of the options, as it was not considered material.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock.   The expected term of options granted is equal to the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

	2008 Grant #1	2008 Grant #2	2008 Grant #3
Expected volatility	120.17%	108.32%	108.32%
Weighted-average volatility	120.17%	108.32%	108.32%
Expected dividends	0	0	0
Expected term (in years)	1.6	1.3	1.3
Risk-free rate	.87%	.87%	.87%

There are 1,809,244 options outstanding at December 31, 2008 which consists of the following:

As of December 31, 2007, there were 1,074,583 options outstanding which entitle the holder to purchase one share of the Company’s common stock at a price of $2.50 per share.  On August 31, 2007 the expiration date was extended from November 15, 2007 to November 15, 2008.  During the year ended December 31, 2008, 625,144 of these options were exercised, and the remaining 449,439 expired.

529,152  options entitle the holder to purchase one share of the Company’s common stock at a price of $3.75 per share.  On August 31, 2007 the expiration date was extended from November 15, 2007 to November 15, 2009.  During the year ended December 31, 2008, 12,000 options were exercised.

240,917 Options entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share.  On August 31, 2007 the expiration date was extended from July 1, 2008 to November 15, 2009.  No options have been exercised or cancelled since issuance.

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

365,295 options entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share.  The options expire on November 15, 2009.  No options were exercised or cancelled since issuance.

23,880  options entitle the holder to purchase one share of the Company’s common stock at a price of $10.00 per share.   The options expire on November 15, 2009.   All of these options were granted during 2008.

The Company’s stock price was $2.30 at December 31, 2008, therefore all of the Company’s options are anti-dilutive and are not included in the diluted earnings per share calculation.

NOTE 8 – EMPLOYEE BENEFIT PLANS

During the years ended December 31, 2008 and 2007, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to December 31, 2008, Goldgroup deposited an additional $800,000 pursuant to the Earn In Agreement, which is discussed in Note 5.

In March 2009, the Company exercised its Option to acquire the remaining outstanding shares and interest in Mineras de DynaResource as described in Note 1.  The Company expects to complete the acquisition documentation and filings in the 2nd quarter of 2009.

In March 2009, the Company invested $ 300,000 in DynaResource Nevada, Inc., a Nevada Corporation, with one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV.  The terms of the investment provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaResource Nevada, Inc. at $ .50 / Share.  DynaResource Nevada, Inc. is a related entity, and through its subsidiary in Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi.

NOTE 10 – RESTATEMENT

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2007, it was determined that the 15% equity interest in DynaMexico by Goldgroup was not properly accounted for.  The Company has restated its financial statements as of December 31, 2007 to properly account for the minority interest.

As discussed in Note 1, the Company determined they had reentered the Exploration Stage as of December 31, 2006.   As a result, the Company has broken out their Accumulated Deficit to reflect the Accumulated Deficit Since Reentering the Exploration Stage, as required by SFAS No. 7.

The effect of the change is as follows:

	As Previously Stated	As Restated	Net Effect of Adjustments

Current Assets	$2,297,659	$2,297,659	$0
Fixed Assets	4,804,588	4,804,588	0

Total Assets	$7,102,247	$7,102,247	$0

Current Liabilities	$40,165	$40,165	0
Long-Term Liabilities	0	0	0

Minority Interest	3,000,000	344,980	(2,655,020)

Preferred Stock	1,000	1,000	0
Common Stock	82,768	82,768	0
Preferred Rights	40,000	40,000	0
Additional Paid-In-Capital	13,219,661	15,874,681	2,655,020
Treasury Stock	(7,500)	(7,500)	0
Other Comprehensive Income	41,711	41,711	0
Accumulated Deficit	(9,315,558)	(6,002,516)	3,313,042
Accumulated Deficit since Reentering the Exploration Phase	0	(3,313,042)	(3,313,042)
Total Stockholders’ Equity	4,062,082	6,717,102	0

Total Liabilities and Stockholders’ Equity	$7,102,247	$7,102,247	0

NOTE 11 – COMMITMENTS AND CONTINGENGIES

Three (3) additional mining concessions in Mexico were applied for, and at the time that title of these concessions are completed to DynaMexico, would extend the SJG District by approximately 95,000 Hectares.

For all concessions, the Company is required to pay taxes in order to maintain the concessions.  In 2008, the Company paid $933,684 Mexican pesos (approximately $83,589 in US dollars) in taxes for all mining concessions held.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.   For the year ended December 31, 2007, the minimum expenditure was $2,921,236 pesos (approximately $267,500 in US dollars); and the total expenditures that can be carried forward was $92,022,517 Mexican pesos (approximately $6,677,977 US dollars).  For 2008, the Company incurred expenditures of $48,953,168 Mexican pesos which will increase the estimated amount   the Company may carry forward to approximately $138,104,700 Mexican Pesos (approximately $10,022,112 US dollars) as of December 31, 2008.  The minimum expenditure for 2009 has not yet been determined, but is anticipated to be consistent with 2008, as adjusted for inflation.   Based on Management’s business plans, they do not anticipate any issues in meeting the minimum annual expenditures for the concessions, and it retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2008 minimum, adjusted for annual inflation of 4%).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office..   The Company paid rent expense of $15,133 related to this lease for the year ended December 31, 2008.

The following is a schedule of minimum lease payments required under the existing lease as of December 31, 2008:

Year Ended December 31	Amount

2009	$45,630
2010	46,557
2011	35,438

$127,625

NOTE 12 – RECENT ACCOUNTING PRONOUCEMENTS

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 (b)”), as amended by SEC Release No. 33-8760 on December 15, 2006.  Commencing with the Company’s Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting.  The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of its year-end and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

In June 2008, the SEC approved a one year extension of the compliance data for smaller public companies to meet the Section 404 (b) auditor attestation requirement of the Sarbanes-Oxley Act regarding the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In 2007, the Financial Accounting Standards Board (“FASB”) issued the following guidance:

-	SFAS No. 141: (Revised 2007), “Business Combinations”

-	SFAS No. 159: “The Fair Value Option for Financial Assets and Financial Liabilities”

-	SFAS No. 60: “Noncontrolling Interest in Consolidated Financial Statements”

In 2008, the FASB issued the following guidance:

-	SFAS No. 161: “Disclosures about Derivative Instruments and Hedging Activities”

-	SFAS No. 162: “The Hierarchy of Generally Accepted Accounting Principles”

-	SFAS No. 163: “Accounting for Financial Guarantee Insurance Contracts”

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008.  The FASB delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial statements.

SFAS No. 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.  The Standard classifies these inputs into the following hierarchy:

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

As of December 31, 2008, the Company had no financial instruments with Level 1, Level 2 or Level 3 Inputs.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 11” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 was effective for the Company on January 1, 2008. However, the Company has not elected to apply the provisions of SFAS 159 to any of our financial assets and financial liabilities, as permitted by the Statement.

In February 2008, the FASB issued FASB Staff Position 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities.  The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In October 2008, the Company adopted FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”).  FSP FAS No. 157-3 clarifies the methods employed in determining the fair value for financial assets when a market for such assets is not active.  FSP FAS No. 157-3 was effective immediately.  The adoption of FSP FAS No. 157-3 did not have a significant impact on the Company’s financial statements.