Form 10-Q
period 2009-03-31
DYNARESOURCE INC
filed 2009-05-14
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period  ___________ to ____________.

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

As of April 30, 2009, there were 9,073,913 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	2

	Notes to FinancialStatements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	17

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities	24
Item 3.	Default upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-	24

DYNARESOURCE, INC.
(An Exploration Stage Company)
 Consolidated Balance Sheets
 March 31, 2009 and December 31, 2008

	Mar 31, 2009 (Unaudited)	Dec 31, 2008 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,309,185	$2,339,561
Foreign Tax Receivable	39,611	163,289
Accounts Receivable – Related Party	50,225	50,225
Other Current Assets	217,596	138,773
Total Current Assets	2,616,617	2,691,848

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $446,995 and $430,110)	381,309	386,075
Mining Properties (Net of Accumulated Amortization of $367,150 and $343,696)	4,336,217	4,359,671
Total Fixed Assets	4,717,526	4,745,746

Investment in Affiliate	300,000	0
Deposits	5,788	5,788
TOTAL ASSETS	$7,639,931	$7,443,382

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable	$47,100	$96,970
Accrued Expenses	6,793	6,133
Total Liabilities	53,893	103,103

DynaResource, Inc. Stockholders’ Equity:
Preferred stock, $1.00 par value, 10,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common stock, $.01 par value, 12,500,000 shares authorized, 9,073,913 and 9,073,913 shares issued and outstanding	90,739	90,739
Preferred Rights	40,000	40,000
Additional Paid In Capital	23,574,071	22,774,071
Treasury Stock	(47,790)	(47,790)
Common Stock Subscription Receivable	0	(125,000)
Other Comprehensive Income	1,985,488	1,574,793
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(11,271,395)	(10,375,264)
Total DynaResource, Inc. Stockholders’ Equity	8,369,597	7,930,033
Noncontrolling Interest	(783,559)	(589,754)
TOTAL EQUITY	7,586,038	7,340,279
TOTAL LIABILITIES AND EQUITY	$7,639,931	$7,443,382

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Three Months Ended March 31, 2009 and 2008
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
(Un-audited)
					Cumulative
					Since Re-entering
					Development
	Three Months Ended				Stage
	Mar 31, 2009		Mar 31, 2008		(Jan 1, 2007)

REVENUES		$0		$0	$0
COST OF REVENUE (exclusive of depreciation and amortization shown separately below)
Exploration Costs		410,695		891,048	6,998,971
GROSS MARGIN		(410,695)		(891,048)	(6,998,971)

OPERATING EXPENSES:
Depreciation and Amortization		40,339		36,598	347,736
General and Administrative		375,985		183,198	2,877,489
TOTAL OPERATING EXPENSES		416,324		219,796	3,225,225

NET OPERATING (LOSS)		(827,019)		(1,110,844)	(10,224,196)

OTHER INCOME
Portfolio Income		1,838		560	11,531
Other Income		0		0	2,104
TOTAL OTHER INCOME		1,838		560	13,635

NET INCOME (LOSS) BEFORE INCOME TAXES		(825,181)		(1,110,284)	(10,210,561)

Provision for Income Taxes (Expense) Benefit		0		0	38,259

NET LOSS		$(825,181)		$(1,110,284)	$(10,172,302)
Net Loss Attributable to Noncontrolling Interest		127,616		142,405	1,062,350
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON STOCKHOLDERS		(697,565)		(967,879)	(9,109,952)
COMPRENSIVE (LOSS)/INCOME: Currency Translation Gain (Loss)		(264,755)		70,492	(2,097,810)
COMPREHENSIVE LOSS BEFORE NONCONTROLLING INTREST		$(962,320)		$(897,387)	$(11,207,762)
Comprehensive Loss/(Income) Attributable to Noncontrolling Interest		66,189		0	66,189
COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON STOCKHOLDERS		(896,131)		(897,387)	$(11,141,573)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average of Outstanding Shares, Basic and Diluted		9,073,913		8,276,906
Earnings (Loss) per Common Share, Basic and Diluted	$	(0.10)	$	(0.11)

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
 (Un-audited)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative Since Re-entering Development Stage (Jan 1, 2007)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(825,181)	$(1,110,284)	$(10,172,302)
Adjustments to reconcile net deficit to cash used by operating activities:
Issuance of Common Stock for Services	0	0	539,688
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	40,339	36,598	347,736
Loss on Disposition of Fixed Assets	0	0	28,006

Change in assets and liabilities:
Decrease in Accounts Receivable	0	13,079	199,143
(Increase) in Accounts Receivable – Related Party	0	0	(50,225)
Decrease in Foreign Tax Receivable	123,678	9,039	9,593
(Increase) in Other Current Assets	(78,823)	(89,869)	(140,505)
Increase in Deposits	0	0	(5,788)
(Decrease) Increase in Accounts Payable	(49,870)	10,522	5,696
(Decrease) Increase in Accrued Expenses	660	0	(97,343)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS FROM (USED) OPERATING ACTIVITIES	(789,197)	(1,130,915)	(9,373,560)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Fixed Assets	(12,119)	0	(224,421)
Investment in Affiliate	(300,000)	0	(300,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(312,119)	0	(524,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	800,000	900,000	8,643,004
Proceeds from sale of common stock	0	9,400	2,832,574
Repurchase of common stock options	0	0	(10,000)
Other comprehensive income (loss)	410,695	0	2,066,348
Purchase of treasury stock	0	0	(47,790)
Common stock receivable	125,000	0	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,335,695	909,400	13,484,136
Effect of exchange rate on cash	(264,755)	(52,685)	(2,097,810)
NET INCREASE (DECREASE) IN CASH	(30,376)	(274,200)	1,488,345

Cash, beginning of period	2,339,561	2,060,665	820,840
Cash, end of period	$2,309,185	$1,786,465	$2,309,185

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
Non-cash dividend of property	$0	$0	$129,822

               See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009
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

In January 2008, the Company transferred 15% of the ownership of DynaMexico to Goldgroup Resources Inc., (“Goldgroup”) in exchange for a $3,000,000 cash contribution and exploration expenditures at the San Jose de Gracia property (“SJG”), and in August 2008, the Company transferred an additional 10% of the ownership of DynaMexico to Goldgroup in exchange for an additional $3,000,000 cash and exploration expenditures (See Note 5 below).  Through March 31, 2009, Goldgroup has contributed $8,968,009 to DynaMexico, and it currently owns 25% of DynaMexico.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the on Form 10 that was effective on July 15, 2008.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure, and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2009 and 2008 have been made.

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

Foreign Currency Translation:

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the three months ended March 31, 2009 (Mexican pesos per one U.S. dollar):

	March 31, 2009
Current exchange rate	Pesos.	14.4369
Weighted average exchange rate for the three months ended	Pesos.	14.3819

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
Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of IVA receivable as of March 31, 2009 and 2008 were $ 39,611 and $ 163,289, respectively.

Inventory:

As the Company ceased production in 2006, there is no inventory, as of March 31, 2009 and December 31, 2008.

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

The carrying amounts of the mining concessions are reviewed at each calendar year end to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2008 and no indications of impairment existed.

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

Earnings (Loss) per Common Share:

“Earnings (loss) per share” is calculated in accordance with SFAS No. 128, “Earnings per Share.” The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  “Diluted earnings per share” is computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Dilutive potential common shares are additional common shares assumed to be exercised.     Potentially dilutive common shares consist of stock options and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

As the Company incurred a net loss during the three months ended March 31, 2009 and 2008, the basic and diluted loss per common share is the same.   As discussed in Note 8, and as of March 31, 2009, the Company had 1,809,244 stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future, including 650,000 shares that would have been considered dilutive if the Company had not incurred a net loss.  As of March 31, 2008, the Company had 2,789,328 stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future, including 2,181,236 shares that would have been considered dilutive if the Company had not incurred a net loss.

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of SFAS No. 177, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  As of March 31, 2009 the Company did not have any financial instruments other than cash and cash equivalents.

NOTE 2 – FIXED ASSETS

Fixed assets are stated at cost and consist of the following at March 31, 2009:

Mining camp equipment and fixtures	$546,636
Transportation equipment	133,517
Lab equipment	14,306
Machinery and equipment	16,175
Office furniture and fixtures	81,972
Office equipment	3,448
Computer equipment	32,250
Sub-total	$828,304
Less: Accumulated depreciation	(446,995)
Total	$381,309

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $16,885 and $6,598 for the three months ended March 31, 2009 and 2008 respectively,

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at March 31, 2009:

San Jose de Gracia:
Mining concessions	$4,703,367
Less: Accumulated amortization	(367,150)
Total	$4,336,217

Amortization expense was $23,454 and $30,000 for the three months ended March 31, 2009 and 2008, respectively.

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

The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carry forward, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of March 31, 2009 are as follows:

March 31, 2009
Net deferred tax assets attributable to:
Prior years	$2,263,977
Tax benefit (liability) for current year	327,189
Total Deferred Tax Benefit	2,591,166
Valuation Allowance	(2,591,166)

Net Deferred Tax Benefit	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2009.

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

Phase	On or before	Amount of Funds to be deposited to DynaMexico (For SJG Expenditures)	Interest Earned (by Goldgroup in DynaMexico)	Cumulative Interest Earned (by Goldgroup in DynaMexico)
1.	June 15, 2007	$1,000,000	0%	0%; Completed
2.	March 15, 2008	$2,000,000	15%	15%; Completed
3.	September 15, 2009	$3,000,000	10%	25%; Completed
4.	March 15, 2011	$12,000,000	25%	50%

Pursuant to the Earn In Agreement:

•
DynaResource attached the “SJG Title Opinion”, compiled by Urias Romero Y Asociados, Abraham Urias, Mazatlan, Sinaloa, with attachments and schedules; describing the status and position of DynaMexico and affiliates in Mexico, and confirming the ownership and status of the Mining Concessions comprising the SJG District in Sinaloa, Mexico;

•	DynaResource attached its audited, consolidated financial statements at December 31, 2005;

•	The Parties agree to a revised setting of the Board of Directors of DynaMexico, to:

a)	Two (2) members of DynaResource; K.D. Diepholz, Chairman/CEO of DynaResource as President; and, Charles E. Smith; CFO of DynaResource;

b)	One (1) member of Goldgroup; Keith Piggott, CEO of Goldgroup.

•	A Management Committee was formed to approve budgets and expenditures pursuant to the Earn In. The setting of the Management Committee is:

a)	Two (2) members of Goldgroup; Keith Piggott, CEO of Goldgroup as Chairman; and, John Sutherland, CFO of Goldgroup;

b)	One (1) member of DynaResource; K.D. Diepholz, Chairman/CEO of DynaResource;

c)	Members of the Management Committee may be changed as subsequently agreed.

•	The Parties agree to cooperate to develop the SJG Property, in the best interests of the Project.

Phases 1, 2 and 3 of Earn In Completed:

Activities related to the exploration and development of SJG are being conducted by DynaMexico, through contract to the operating subsidiary of DynaResource, Inc. in Mexico, Mineras de DynaResource SA de CV. (“MinerasDyna”); with the management of personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones, SA de CV (“DynaOperaciones”).

On December 28, 2007 Goldgroup completed Phase II of the Earn In Agreement, through the contributions of Capital of $3,368,088 to DynaMexico and the expenditures related to the exploration of SJG of 27,063,453 Mexican pesos, with the remainder held in cash in DynaMexico, In January 2008, 15% of the Shares of DynaMexico were transferred to Goldgroup.

On July 16, 2008, the Goldgroup completed Phase III of the Earn In Agreement through total contributions of capital under the Earn In Agreement of $6,118,009 with total expenditures related to the exploration of SJG of $57,252,898 Mexican pesos, with the remainder held in cash in DynaMexico, In January 2008, 15% of the Shares of DynaMexico were transferred to Goldgroup.  In August 2008, an additional 10% of the Shares of DynaMexico were transferred to Goldgroup, so that Goldgroup now owns 25% of DynaMexico.

Continuing with Phase IV exploration activities, as of March 31, 2009 the Company reported total deposits to DynaMexico by Goldgroup in excess of $8,968,000 USD, with total expenditures through DynaMexico of approximately 84,108,175 Mexican pesos.

MATERIAL AGREEMENT (MOU):

In order to clarify and confirm the operating structure at SJG, DynaResource, Inc., DynaResource de Mexico, and Goldgroup Resources Inc. (the Parties to the Earn In / Option Agreement;  and “the Parties”) entered into a “Memorandum of Understanding”, (the “MOU”), dated July 29, 2008 (See “MOU”).  The MOU provides for:

•	Mineras de DynaResource is the exclusive operating entity at SJG, pursuant to the operating agreement with DynaResource de Mexico;

•	DynaResource de Mexico owns the SJG 100%, and all Data and information pursuant thereto; any information disseminated regarding SJG must be disclosed as from DynaResource de Mexico;

•	The SJG Management Committee is not a legal entity and has no authority or ability to sign contracts or incur obligations or liabilities to DynaMexico, Mineras, or DynaOperaciones;

•	The SJG Management Committee does not have the authority to act for or represent DynaMexico, Mineras, Operaciones, or the SJG Property;

•	All personnel must be employed or contracted through Mineras or Operaciones and be accountable to the employing / contracting entity;

NOTE 6 – RELATED PARTY TRANSACTIONS

In the three months ended March 31, 2009 and 2008, the Company paid $130,722 and $-0- respectively to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees.

In addition, the Company issued common stock to the following related parties:

	Three months ended March 31, 2009	Year ended December 31, 2008
Consultants	$0	$238,442
Totals	$0	$238,442

NOTE 7 – INVESTMENT IN AFFILIATE

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO.  These shares have the right to elect a majority of the Board of Directors.  There were 1,000 and 1,000 shares outstanding at March 31, 2009 and December 31, 2008, respectively.

Common Stock

The Company is authorized to issue 12,500,000 common share stocks at a par value of $0.01 per share.  These shares have full voting rights.  At March 31, 2009 and at December 31, 2008, there were 9,073,913 shares outstanding.

Preferred Rights

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid, leaving a balance of $226,188.  As of December 31, 2005, $186,188 has been repaid, leaving a balance of $40,000. At March 31, 2009 the balance remains at $40,000.

Treasury Stock

Treasury stock is accounted for by the cost method.  The Company may from time to time purchase and resell its own common stock.  Treasury stock activity is presented in the consolidated statement of stockholders’ equity.

Options and Warrants

There are 1,809,244 options outstanding at March 31, 2009.

•
529,152 options entitle the holder to purchase one share of the Company’s common stock at a price of $3.75 per share. The options expire November 15, 2009.  24,000 options have been exercised since issuance.

•
240,917 Options entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share. The options expire November 15, 2009.  No options were exercised or cancelled since issuance.

•
150,000 options entitle the holder to purchase one share of the Company’s common stock at a price of $2.50 per share. The options expire November 15, 2009.  No options were exercised or cancelled since issuance.

•
500,000 options entitle the holder to purchase one share of the Company’s common stock at a price of $2.50 per share. The options expire November 15, 2009.  No options were exercised or cancelled since issuance.

•
365,295 options entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share.  The options expire November 15, 2009. No options were exercised or cancelled since issuance.

•
23,880 options entitle the holder to purchase one share of the Company’s common stock at a price of $10.00 per share and expire November 15, 2009.   No options were exercised or cancelled since issuance.

•	The Company’s stock price was $2.65 at March 31, 2009. The Company had 650,000 options outstanding that would have been considered dilutive if the Company had not incurred a net loss.

NOTE 9 – NONCONTROLLING INTEREST

The Company’s Noncontrolling Interest recorded in the unaudited consolidated financial statements relates to a 25% interest in DynaResource de Mexico, S.A. de C.V. not owned by the Company at March 31, 2009, and 15%  interest of DynaResource de Mexico, S.A. de C.V. not owned by the Company at March 31, 2008.

Changes in Noncontrolling Interest for the three months ended March 31, 2009 and 2008 was as follows:

		For the Three Months Ended March 31,
		2009	2008
Beginning balance		$(589,754)	$0)
Operating income (loss)		(127,616)	(142,405)
Other comprehensive income (loss)		(66,189)	0
Ending balance	$	$(783,559)	$(142,405)

The Company began allocating a portion of other comprehensive income (loss) to the noncontrolling interest with the adoption of FASB 160 as of January 1, 2009.

NOTE 10 – EMPLOYEE BENEFIT PLANS

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

•	Level 1 Inputs – Quoted prices for identical instruments in active markets.

•
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of March 31, 2009, the Company had no financial instruments with Level 1, Level 2 or Level 3 Inputs.

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

General

The Company’s majority owned subsidiary, DynaResource de Mexico, S.A. de C.V. (“DynaMexico”), owns 100% of the mineral concessions related interest to the San Jose de Gracia mining property covering approximately 99,500 hectares located in and around San Jose de Gracia, Sinaloa State, Mexico (“SJG”). SJG is located on the west side of the Sierra Madre Mountains, approximately 100 kilometers inland from Guamuchil and approximately 200 kilometers north of Mazatlan, Sinaloa.

The SJG is a High-Grade Mineralized System which reports historical production of + 1 M. Oz. AU, from a series of underground workings.  DynaMexico is focused on the exploration of this vein-hosted, near surface, and + 400 hundred M. Down – Dip Gold Potential, that occurs within fault breccia veins; and has been traced on surface and underground over a 15 Sq. Km. area.

Prior Drilling and Exploration Activity / SJG

A drill program was conducted at SJG in 1997 - 1998 by Golden Hemlock Explorations, Ltd., a prior partner at SJG. Approximately 6,172 meters drilling was completed in 63 core drill holes. Significant intercepts, including bonanza grades, outlined Down Dip potential of the Northeast section (150 Meter NE to SW extent of the Drilling) of the Los Hilos to Tres Amigos Trend.  And, Drill Hole 97-63 confirmed down dip and extension at the Palos Chinos Area of SJG.

Surface and underground sampling in 1999 - 2000 conducted by the Company confirmed high grades in historic workings and surface exposures throughout the SJG district and project area.  These high grades outline the presence of ore shoots developed within the veins.  The ore shoots appear to be controlled by dilational jogs and/or vein intersections. A total of 544 samples were collected in 1999-2000, and assayed an average 6.51 grams/ton gold.

Acquisition and Consolidation / SJG

In 2000, the Company formed DynaMexico to acquire, invest in, explore and develop mining concessions in Mexico, and to acquire the ownership and interests related to San Jose de Gracia.  In March 2000, the Company and DynaMexico entered into agreements to acquire and consolidate 100% of the San Jose de Gracia Property. The Company agreed to issue 2,493,271 Shares in exchange for the complete acquisition of the SJG and all related interest, and subject to the complete transfer of all mining concessions.

After resolving ownership and title issues related to SJG, the number of shares to be issued to the prior owners of SJG was reduced to 115,000 shares from 2,493,271. (Note:  The 115,000 shares were issued in 2006, when all matters related to the acquisition, transfer, and consolidation, of the SJG district, were resolved.

Recent Pilot Production Activity

During the period 2003 through 2006, DynaMexico conducted mining and production activities at SJG.  The small scale Pilot mining and production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity / flotation processing circuit, and initial test runs with tailings were completed in 2002.  Actual mining at the high grade San Pablo area of the SJG property commenced in March 2003.  DynaMexico produced 18,250 Oz. gold from Mid 2003 to June 2006; from mined tonnage of 42,500 tons, at an average grade of approximately 20 g/t.  Production costs were reported at approx. < $ 175. / Oz. in this pilot production operation.

During the period of production at SJG, the Company recognized it would be necessary to conduct large scale exploration activities in order to define and confirm commercial ore bodies.

Recent Financing Activity

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company negotiated and entered into the “Earn In / Option agreement with Goldgroup Resources, Inc., Vancouver, BC., dated September 1, 2006.  The Terms of the Earn In / Option agreement provides for $ 18 M. USD financing over four Phases, and exploration expenditures at SJG, by Goldgroup to DynaMexico, in exchange for Goldgroup’s earning of 50 % of the Shares of DynaMexico, while also providing for the involvement of proven industry professionals in the SJG project.  (See Material Agreements; Earn In / Option Agreement.)

Exploration / Drilling Activity conducted Pursuant to the Earn In Agreement

•
In Phase I of the Earn In Agreement,  approximately 3,400 meters drilling was accomplished in 22 core drill holes (SJG 07-01 to SJG 07-22); as well as geochemical sampling and mapping, and data consolidation into Surpac Software.

•	In Phase II of the Earn In Agreement, approximately 5,500 meters was completed in 23 core drill holes (SJG 07-23 to 07-45).

•	In Phase III of the Earn In Agreement, approximately 15,150 meters was completed in 56 core drill holes (SJG 08-46 to SJG 08-101).

Phase IV drilling continues at SJG.  Through December 31, 2008, approximately 5,950 meters have been completed in 25 core drill holes (through SJG 08-126). At December 31, 2008, a total of 30,000 meters drilling has been completed in 126 core drill holes, financed pursuant to the Earn In Agreement. A Drill Intercepts Summary File, describing the intercepts of all core drill holes, and including the previous drilling results of 1997-1998 can be viewed on the website of the SEC at:

 http://sec.gov/Archives/edgar/data/1111741/000112178109000078/ex99three.htm

Company Summary of Drilling Results

The drilling results obtained to date confirm the extension of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results.  (Note Drill Summary file referred to above.)  Phase 4 drilling will be targeted at Tres Amigos, San Pablo, La Prieta, La Union and La Purisima.

Company Interpretations and Estimates

In some areas of SJG, topography has prevented the drilling of holes on conventional 50 M. Spacing.  In some areas, the distance between drilled holes is + 100 M.  In these areas, the company is considering the building of new roads in order to complete in-fill drill holes.  Nonetheless, the Company has interpreted the results of drilling activity, and considering the recent production activity as well; and it has calculated manually an estimate of the mineable resource at SJG.  This manually calculated estimate includes Oz. Au at the areas of:  San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima; by assuming grade and width averaging between drill holes.

Block Model in Surpac

While the company has completed its manual calculation and internal interpretation of the resource at SJG defined by drilling and production to date;  the company also is in process of building the block model of resources defined and inferred at SJG using Surpac, (Gemcom) software.  The Company will continue this Surpac modeling work as additional drill programs are planned and completed.

Technical Report of Resources

In 2009-10, the Company expects to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes.

Mineable “Ore” at San Jose de Gracia

The Company believes it has outlined mineable Gold deposits from drilling activity; at San Pablo, Tres Amigos, and Palos Chinos areas of SJG.  Further drilling is expected to outline additional mineable ore at these target areas, while mineable ore deposits are also expected to be defined at La Purisima, La Prieta, and La Union.  Other areas at SJG indicate clear potential to develop ore deposits as well.

Feasibility Study

Considering the results of the recent production operation, and the results of the drilling activity to date; and considering the Block model in Surpac being developed; and considering the Company’s manual estimate of resource at SJG;  the Company projects a + 100,000 Oz. gold per year production operation at SJG in the future.  At the completion of the Earn In Agreement, and at the completion of the drilling programs funded pursuant to the Terms of the Earn In Agreement, the Company expects to complete a Feasibility Study to define the full scale production plans at SJG.

Structure of Company / Operations

Activities in Mexico are conducted by DynaMexico, through Contract to the operating subsidiary of DynaResource, Inc. in Mexico, Mineras de DynaResource SA de CV. (“MinerasDyna”); with the Management of Personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones, SA de CV (“DynaOperaciones”).  DynaResource, Inc. Management continues to manage the 3 subsidiaries in Mexico; while Chairman / CEO K.D. Diepholz is the President of each of the 3 companies.

Competitive Advantage

The Company, through its subsidiaries, has been conducting business in Mexico since March 2000.   During this period the Company believes it has structured its subsidiaries strategically, and during which time the Company has retained key personnel and developed key relationships.  The Company believes its experience and accomplishments in Mexico gives it a competitive advantage, even though many competitors may be larger and have more capital resources.

FIRST QUARTER 2009

Magnetic and IP Surveys

In January 2009, MinerasDyna contracted an Engineering firm in Tucson, AZ., to conduct Magnetic IP surveys throughout the SJG district; covering an area of approximately 15 Sq. Km.  Analysis and reports are expected in May, 2009.

Structural Geologist

In February 2009, DynaOperaciones retained a geological consultant, with prior experience in Mexico, to analyze SJG with regard to structure. Analysis and reports are expected in May, 2009.

Drilling Programs

Future drilling programs at SJG will be planned and conducted considering the results of the magnetic and IP surveys, and in consideration of the analysis and advice of the structural geologist. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Capital contributions and Expenditures to Earn In

Goldgroup contributed $ 800,000. USD in the first quarter ended March 31, 2009, bringing the total capital contributions pursuant to the Earn In Agreement to $ 8,968,000 USD.  Exploration expenditures were $ 379,377 USD in the quarter ending March 31, 2009, bringing the total expenditures pursuant to the Earn In Agreement of $ 7,953,235.

Investment in Affiliate

In March 2009, the Company invested $ 300,000 in DynaResource Nevada, Inc., a Nevada Corporation, with one operating subsidiary in Mexico, DynaNevada de Mexico, SA. de CV.   The terms of the investment provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaResource Nevada, Inc. at $ .50 / Share.  DynaResource Nevada, Inc. is a related entity, and through its subsidiary in Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi.

Competition

The Company DynaMexico retains 100 % of the rights to concessions over the area of the San Jose de Gracia property and currently sees no competition for mining on the lands covered by those concessions.  In general, if the DynaMexico Company were to re-start production activities, the sale of any product would be subject to global market prices for gold and other products; which prices fluctuate daily,   The Company was successful in selling gold concentrates produced from SJG in prior years; and the Company expects willing buyers in the future.  Actual prices received by DynaMexico would depend upon these global market prices, less processing charges and any deductions.

POTENTIAL RISKS

Funding from Goldgroup Resources Inc.

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

Potential Conflicts with Shareholder of DynaMexico (Non-Controlling Interest Holder):

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

Mineable Resource:

There is no certainty that the exploration activity at SJG would result in the definition of a mineable resource at SJG.  While the company believes there is already in place sufficient quantities of mineable ore at SJG to supply a commercial production operation; there is no certainty that the Company’s opinion will be proven correct.  If a mineable resource is not confirmed at SJG, the Company’s investment at SJG could be at risk.

Company Interpretations and Estimates

There can be no assurance that the company’s interpretations or estimates will be proven correct, or that future results will be consistent with past results.

Feasibility Study

There can be no assurance that the company will be able to complete a successful feasibility at the SJG project.  If the company is not successful in its plan to complete the feasibility, the company’s investment at SJG could be at risk. Further, if the company is not able to complete a commercial feasibility study, it may not be successful in obtaining funding for production activities.

50 % of the Interest In and Revenue from DynaResource de Mexico May be Owned by Goldgroup Resources Inc.

Goldgroup has completed Phases I, II, and III of the Earn In / Option Agreement, and as a result has been transferred 25 % of the Shares and ownership of DynaResource de Mexico.  Should Goldgroup complete Phase IV of the Earn In / Option Agreement (through the contribution and expenditure of an additional $ 10 M USD.); Goldgroup would receive an additional 25 % of the shares and ownership of DynaResource de Mexico (Total of 50%).  In such case DynaResource, Inc. and its shareholders will only retain 50 % of the shares and ownership of DynaResource de Mexico.  Investors in the Company’s shares should be aware that any benefits to be derived from the ownership of DynaResource de Mexico would be shared 50 % with Goldgroup.

Employees

The Company has four employees in its corporate office in Dallas, Texas, three of which are officers, and employs approximately thirty persons through subsidiaries in Mexico.

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

RESULTS FOR THE QUARTER ENDED March 31, 2009

REVENUE.  Revenue for the three months ended March 31, 2009 and the three months ended March 31, 2008 was $0 because the company ceased its production activities in 2006 in order to focus its efforts on exploration and drilling activity for the purpose of defining commercial ore resources. The funds for current exploration activity are contributed by Goldgroup Resources, Inc., pursuant to the  Earn-In Agreement,  as described  in this 10-Q (See Earn In and Option Agreement / Material Agreements).

COST OF EXPLORATION. EXPLORATION COSTS were $410,695 and $891,048 for the three months ended March 31, 2009 and 2008 respectively.  The decrease in costs was due to the decrease in drilling activity while waiting for the results of survey studies, and for the analysis of structural geologists.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2009, were $416,324 compared to expenses for the three months ended March 31, 2008 of $219,796. The above expenses include depreciation amounts of $40,339 and $36,598 for the three months ended March 31, 2009 and 2008, respectively. The increase in operating expense is predominantly due to non-recurring items which reduced expenses in the three months ended March 31, 2008 by $69,000 and a non-recurring charge in the three months ended March 31, 2009 of $110,000. In addition to these non recurring items, professional fees increased by $30,000, and payroll expenses increased by $15,0000 in the period ending March 31, 2009.
OTHER INCOME (EXPENSE). Other income of interest earned for the three months ended March 31, 2009 was $1,838 compared to the same period ended March 31, 2008 of $560.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2009 was $825,181 compared to net loss for the three months ended March 31, 2008 of $1,110,284. The decrease in net loss is due to the decrease in drilling activity and exploration costs in 2009 over 2008.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended March 31, 2009 was $127,616 compared to $142,405 for the three months ended March 31, 2008.   This is due to the company’s reporting a smaller loss than in 2008 and therefore a smaller portion allocated to our minority interest holder.

COMPREHENSIVE (LOSS). Comprehensive loss includes the company’s net loss plus the currency translation gain (loss) for the period which was $(264,755) for the three months ended March 31, 2009 compared to $70,492 for the same period ended March 31, 2008.   For the three months ended March 31, 2009, the Company allocated $66,189 of the Company’s currency translation loss to the noncontrolling interest.

LIQUIDITY AND CAPITAL RESOURCES. The Company has sufficient capital on hand to fund overhead operations for the next two years.   Goldgroup is funding the exploration activities at SJG in accordance with the Earn-In Agreement.  In December, 2008, Goldgroup advised the Company that they have funds on hand to complete their option under the Earn-In Agreement.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2009, our Chief Executive Officer and Chief Financial Officer as of March 31, 2009, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

Corporate expenses are paid by officers of the Company.  However, the current number of transactions incurred by the Company does not justify additional accounting staff to be retained.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at March 31, 2009.   Based on its evaluation, our management concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

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

Item No. 1, - Not Applicable.

Item 2.
None

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

K.W. (“K.D.”) Diepholz, Chairman / CEO

Date: May 12, 2009