Form 10-Q/A
period 2009-03-31
DYNARESOURCE INC
filed 2009-06-30
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In the three months ended March 31, 2009 and 2008, the Company paid $0 and $30,722 respectively to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees.

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

Date:  June 30, 2009