Form 10-Q
period 2009-06-30
DYNARESOURCE INC
filed 2009-08-03
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 9,073,913 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3

	Notes to FinancialStatements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	18

Item 4	Controls and Procedures	26

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 2.	Changes in Securities	28
Item 3.	Default upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	28

CERTIFICATIONS	28

DYNARESOURCE, INC. (An Exploration Stage Company) Consolidated Balance Sheets June 30, 2009 and December 31, 2008

	June 30, 2009 (Unaudited)	Dec 31, 2008 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,482,072	$2,339,561
Foreign Tax Receivable	79,755	163,289
Accounts Receivable – Related Party	0	50,225
Other Current Assets	233,648	138,773
Total Current Assets	1,795,475	2,691,848

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $463,880 and $430,110)	396,002	386,075
Mining Properties (Net of Accumulated Amortization of $390,604 and $343,696)	4,312,763	4,359,671
Total Fixed Assets	4,708,765	4,745,746

Investment in Affiliate	300,000	0
Deposits	5,832	5,788
Total Other Assets	305,832	5,788
TOTAL ASSETS	$6,810,072	$7,443,382

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable	$17,362	$96,970
Accrued Expenses	69,073	6,133
Total Liabilities	86,435	103,103

DynaResource, Inc. Stockholders’ Equity:
Preferred stock, $1.00 par value, 10,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common stock, $.01 par value, 12,500,000 shares authorized, 9,073,913 and 9,073,913 shares issued and outstanding	90,739	90,739
Preferred Rights	40,000	40,000
Additional Paid In Capital	23,574,071	22,774,071
Treasury Stock	(135,277)	(47,790)
Common Stock Subscription Receivable	0	(125,000)
Other Comprehensive Income	1,434,918	1,574,793
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(11,543,498)	(10,375,264)
Total DynaResource, Inc. Stockholders’ Equity	7,459,437	7,930,033
Noncontrolling Interest	(735,800)	(589,754)
TOTAL EQUITY	6,723,637	7,340,279
TOTAL LIABILITIES AND EQUITY	$6,810,072	$7,443,382

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2009 and 2008
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative Since Re-Entering Development Stage (Jan. 1, 2007)
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES	$0	$0	$0	$0	$0
COST OF SALES
Exploration Costs	447,352	1,236,789	858,047	2,127,837	7,446,323
GROSS PROFIT (DEFICIT)	(447,352)	(1,236,789)	(858,047)	(2,127,837)	(7,446,323)

OPERATING EXPENSES:
Depreciation and Amortization	40,340	36,598	80,679	73,196	388,076
General and Administrative	336,839	449,360	712,824	632,558	3,214,328
TOTAL OPERATING EXPENSES	377,179	485,958	793,503	705,754	3,602,404

NET OPERATING INCOME (LOSS)	(824,531)	(1,722,747)	(1,651,550)	(2,833,591)	(11,048,727)

OTHER INCOME (EXPENSE)
Portfolio Income	3,010	185	4,848	745	14,541
Other income	4,650	2,254	0	2,254	2,104
TOTAL OTHER INCOME (EXPENSE)	7,660	2,439	4,848	2,999	16,645

NET INCOME (LOSS) BEFORE INCOME TAXES	(816,871)	(1,720,308)	(1,646,702)	(2,830,592)	(11,032,082)

Provision for Income Taxes (Expense) Benefit	0	0	0	0	38,259
NET LOSS	(816,871)	(1,720,308)	(1,646,702)	(2,830,592)	(10,993,823)
Net Loss Attributable to Non-Controlling Interest	59,152	177,405	186,768	319,810	1,121,502
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(757,719)	(1,542,903)	(1,459,934)	(2,510,782)	(9,872,321)

COMPREHENSIVE INCOME (LOSS):
Currency Translation Gain (Loss)	597,177	218,229	332,422	288,721	(1,500,633)
COMPREHENISVE LOSS BEFORE NON-CONTROLLING INTEREST	(160,542)	(1,324,674)	(1,127,512)	(2,222,061)	(11,372,954)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	(106,911)	0	(40,722)	0	(40,722)
COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(267,453)	$(1,324,674)	$(1,168,234)	$(2,222,061)	$(11,413,676)
EARNINGS PER SHARE, Basic and diluted
Weighted Average Shares Outstanding, Basic and Diluted	9,073,913	8,282,611	9,073,913	8,288,067

Weighted Average Shares Outstanding: Basic and Diluted	$(0.03)	$(0.16)	$(0.13)	$(0.27)

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
 (Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative Since Re-entering Development Stage (Jan 1, 2007)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,646,702)	$(2,830,592)	$(10,993,823)
Adjustments to reconcile net deficit to cash used by operating activities:
Issuance of Common Stock for Services	0	175,658	539,688
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	80,678	73,196	388,075
Loss on Disposition of Fixed Assets	0	0	28,006

Change in assets and liabilities:
Decrease in Accounts Receivable	0	13,079	199,143
Decrease in Accounts Receivable – Related Party	50,225	0	0
Decrease (Increase) in Foreign Tax Receivable	83,534	(36,283)	(30,551)
(Increase) in Other Current Assets	(94,875)	(127,353)	(156,557)
(Increase) in Deposits	(44)	0	(5,832)
(Decrease) in Accounts Payable	(79,608)	0	(24,042)
(Decrease) Increase in Accrued Expenses	62,940	19,446	(35,063)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS FROM (USED) OPERATING ACTIVITIES	(1,543,852)	(2,712,849)	(10,128,215)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Fixed Assets, net	(43,697)	0	(255,999)
Investment in Affiliate	(300,000)	0	(300,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(343,697)	0	(555,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	800,000	2,150,000	8,968,009
Proceeds from sale of common stock	0	54,400	2,832,574
Repurchase of common stock options	0	0	(10,000)
Other comprehensive income (loss)	(139,875)	(291,993)	1,190,773
Purchase of treasury stock	(183,000)	0	(230,790)
Sale of treasury stock	95,513	0	95,513
Repayment of common stock receivable	125,000	0	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	697,638	1,912,407	12,846,079
Effect of exchange rate on cash	332,422	288,721	(1,500,633)
NET INCREASE (DECREASE) IN CASH	(857,489)	(511,721)	661,232

Cash, beginning of period	2,339,561	2,060,665	820,840
Cash, end of period	$1,482,072	$1,548,944	$1,482,072

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
Non-cash dividend of property	$0	$0	$129,822

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements June 30, 2009 (Unaudited)

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired effective control of Mineras de DynaResource S.A. de C.V. (formerly Minera Finesterre, S.A. de C.V.) (“MinerasDyna”).  The Company owns 25% of Mineras and acquired effective control of Mineras by acquiring the option to purchase the remaining 75% of the Shares of Mineras for seventy five pesos (approximately $5.69  in United States dollars, as of June 30, 2009).   The Agreement also provided that the other shareholders relinquish and forfeit any and all rights, interests and claims in and to the Corporation and in or to any of the rights or assets owned or controlled by the Corporation.  The Option expires at January 6, 2010.   The results of Mineras are consolidated with those of the Company.

In January 2008, the Company transferred 15% of the ownership of DynaMexico to Goldgroup Resources Inc., (“Goldgroup”) in exchange for a $3,000,000 cash contribution and exploration expenditures at the San Jose de Gracia property (“SJG”), and in August 2008, the Company transferred an additional 10% of the ownership of DynaMexico to Goldgroup in exchange for an additional $3,000,000 cash and exploration expenditures (See Note 5 below).  Through June 30, 2009, Goldgroup has contributed $8,968,009 to DynaMexico, and it currently owns 25% of DynaMexico.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the  Form 10, with amendments, that was effective on July 15, 2008.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Management believes that all adjustments necessary for a fair statement of the results of the three and six months ended June 30, 2009 and 2008 have been made.

Basis of Presentation:

The Company prepares its Financial Statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Reclassification:

Certain amounts have been reclassified to conform with current year presentation.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the six months ended June 30, 2009 (Mexican pesos per one U.S. dollar):

	June 30, 2009
Current exchange rate	Pesos.	13.23160
Weighted average exchange rate for the six months ended	Pesos.	13.34837

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the FDIC insurance limits.  The carrying amount approximates fair market value.

Accounts Receivable and Allowance for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection.  No allowance has been established as all receivables were deemed to be fully collectible.

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of IVA receivable as of June 30, 2009 and 2008 were $79,755 and $ 188,135, respectively.

Inventory:

As the Company ceased production in 2006, there is no inventory, as of June 30, 2009 and December 31, 2008.

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

As the Company incurred a net loss during the six months ended June 30, 2009 and 2008, the basic and diluted loss per common share is the same.   As discussed in Note 8, and as of June 30, 2009, the Company had 1,809,244 stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future.

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of SFAS No. 157, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  As of June 30, 2009 the Company did not have any financial instruments other than cash and cash equivalents.

NOTE 2 – FIXED ASSETS

Fixed assets are stated at cost and consist of the following at June 30, 2009:

Mining camp equipment and fixtures	$492,581
Transportation equipment	149,886
Lab equipment	14,306
Machinery and equipment	90,950
Office furniture and fixtures	75,826
Office equipment	4,083
Computer equipment	32,250
Sub-total	$859,882
Less: Accumulated depreciation	(463,880)
Total	$396,002

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $33,770 and $13,196 for the six months ended June 30, 2009 and 2008 respectively,

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at June 30, 2009:

San Jose de Gracia:
Mining concessions	$4,703,367
Less: Accumulated amortization	(390,604)
Total	$4,312,763

Amortization expense was $46,908 and $30,000 for the six months ended June 30, 2009 and 2008, respectively.

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

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of June 30, 2009 are as follows:

June 30, 2009
Net deferred tax assets attributable to:
Prior years	$2,263,977
Tax benefit (liability) for current year	383,354
Total Deferred Tax Benefit	2,647,331
Valuation Allowance	(2,647,331)

Net Deferred Tax Benefit	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2009.

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

Continuing with Phase IV exploration activities, as of June 30, 2009 the Company reported total deposits to DynaMexico by Goldgroup in excess of $8,968,000 USD, with total expenditures through DynaMexico of approximately 84,108,175 Mexican pesos.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In the six months ended June 30, 2009 and 2008, the Company paid $17,500 and $60,222 respectively to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees.

In addition, the Company issued common stock to the following related parties:

	Six months ended June 30, 2009	Year ended December 31, 2008
Consultants	$0	$238,442
Totals	$0	$238,442

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO.  These shares have the right to elect a majority of the Board of Directors.  There were 1,000 and 1,000 shares outstanding at June 30, 2009 and December 31, 2008, respectively.

Common Stock

The Company is authorized to issue 12,500,000 common share stocks at a par value of $0.01 per share.  These shares have full voting rights.  At June 30, 2009 and at December 31, 2008, there were 9,073,913 shares outstanding.

Preferred Rights

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid, leaving a balance of $226,188.  As of December 31, 2005, $186,188 has been repaid, leaving a balance of $40,000. At June 30, 2009 the balance remains at $40,000.

Treasury Stock

Treasury stock is accounted for by the cost method.  The Company may from time to time purchase and resell its own common stock.  Treasury stock activity is presented in the consolidated statement of stockholders’ equity.

Options and Warrants

There are 1,809,244 options outstanding at June 30, 2009.

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

The Company’s stock price was $2.40 at June 30, 2009 and none of the Company’s options would have been considered dilutive if the Company had not incurred a net loss.

NOTE 9 – NONCONTROLLING INTEREST

The Company’s Noncontrolling Interest recorded in the unaudited consolidated financial statements relates to a 25% interest in DynaResource de Mexico, S.A. de C.V. not owned by the Company at June 30, 2009, and 15%  interest of DynaResource de Mexico, S.A. de C.V. not owned by the Company at June 30, 2008.  Changes in Noncontrolling Interest for the six months ended June 30, 2009 and 2008 was as follows:

	For the Six Months Ended June 30,
	2009	2008
Beginning balance	$(589,754)	$0
Operating income (loss)	(186,768)	(319,810)
Other comprehensive income (loss)	40,722	0
Ending balance	$(735,800)	$(319,810)

The Company began allocating a portion of other comprehensive income (loss) to the noncontrolling interest with the adoption of FASB 160 as of January 1, 2009.

NOTE 10 – EMPLOYEE BENEFIT PLANS

There is currently no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 11 – COMMITMENTS AND CONTINGENGIES

Three (3) additional mining concessions in Mexico have been titled to DynaMexico, which  extend the SJG District by approximately 95,000 Hectares to a total of 99,141 Hectares.

For all concessions, DynaMexico is required to pay taxes in order to maintain the concessions.  In 2008, DynaMexico paid $933,684 Mexican pesos (approximately $83,589 in US dollars) in taxes for all mining concessions held.  In January 2009, DynaMexico paid $755,564 Mexican Pesos (approximately $54,440 in US dollars), and in July, 2009 DynaMexico paid $756,194 (approximately $56,320  in US dollars) in taxes for all mining concessions held.

Additionally, the Company is required to incur a minimum amount of expenditures (“Assessments”) each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.   For the year ended December 31, 2007, the minimum expenditure was $2,921,236 pesos (approximately $267,500 in US dollars); and the total expenditures amount e carried forward was $92,022,517 Mexican pesos (approximately $6,677,977 US dollars).  For 2008, the DynaMexico incurred expenditures of $48,953,168 Mexican pesos which will increase the estimated amount   DynaMexico may carry forward to approximately $138,104,700 Mexican Pesos (approximately $10,022,112 US dollars) as of December 31, 2008.  The minimum expenditure for 2009 has not yet been determined, but is anticipated to be consistent with 2008, as adjusted for inflation.   Based on Management’s business plans, they do not anticipate any issue in meeting the minimum annual expenditures for the concessions, and DynaMexico  retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2008 minimum, adjusted for annual inflation of 4%).

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

In 2008, the FASB issued the following guidance:

-	SFAS No. 161: “Disclosures about Derivative Instruments and Hedging Activities”

-	SFAS No. 162: “The Hierarchy of Generally Accepted Accounting Principles”

-	SFAS No. 163: “Accounting for Financial Guarantee Insurance Contracts”

In 2009, the FASB issued the following guidance;

-	SFAS No. 166: "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140"

-	SFAS No. 167: "Accounting for Transfers of Financial Assets"

-	FSP No. FAS 107-1 and APB 28-1: Interim Disclosures about Fair Value of Financial Instruments.

-	FSP No. FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments.

-	FSP No. FAS 157-4: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for the accounting for and the disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption of SFAS 165 to impact the Company’s results of operations, financial position or cash flows.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Therefore, beginning with the 10Q filing for September 30, 2009, all references made by the Company to GAAP in the consolidated financial statements will be the new codification numbering system.  The Codification does not change or alter existing GAAP and therefore, is not expected to have any impact on the Company’s consolidated financial statements.

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

As of June 30, 2009, the Company had no financial instruments with Level 1, Level 2 or Level 3 Inputs.

NOTE 14 – SUBSEQUENT EVENT

Subsequent to June 30, 2009, on July 3, 2009, Goldgroup deposited an additional $400,000 to DynaMexico,  pursuant to the Earn-In Agreement, which is discussed in Note 5.   We have performed an evaluation of subsequent events through the date of the issuance of these financial statements, which was July 31, 2009.

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

General

The Company’s majority owned subsidiary (currently 75%), DynaResource de Mexico, S.A. de C.V. (“DynaMexico”), owns 100% of the mineral concessions and related interest to the San Jose de Gracia mining property covering approximately 99,500 hectares located in and around San Jose de Gracia, Sinaloa State, Mexico (“SJG”). SJG is located on the west side of the Sierra Madre Mountains, approximately 100 kilometers inland from Guamuchil and approximately 200 kilometers north of Mazatlan, Sinaloa.

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

After resolving ownership and title issues related to SJG, the number of shares to be issued to the prior owners of SJG was reduced to 115,000 shares from 2,493,271. (Note:  The 115,000 shares were issued in 2006, when all matters related to the acquisition, transfer, and consolidation, of the SJG district, were resolved).

Recent Pilot Production Activity

During the period 2003 through 2006, DynaMexico conducted underground mining and pilot production activities at SJG.  The small scale production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity / flotation processing circuit. Initial test runs with tailings from historical production were completed in 2002.  Actual mining at the high grade San Pablo area of the SJG property commenced in March 2003.  DynaMexico produced 18,250 Oz. gold from Mid 2003 to June 2006; from mined tonnage of 42,500 tons, at an average grade of approximately 20 g/t.  Production costs were reported at approx. < $ 175. / Oz.

During the period of production at SJG, the Company recognized it would be necessary to conduct large scale exploration activities in order to define and confirm a + 1 M. Oz. Gold, commercially mineable ore body (s).

Recent Financing Activity

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company and DynaMexico negotiated and entered into the “Earn In / Option agreement with Goldgroup Resources, Inc., Vancouver, BC, dated September 1, 2006.  The Terms of the Earn In / Option agreement provides for $ 18 M. USD financing from Goldgroup to DynaMexico, over four Phases (through March 2011), and related exploration expenditures at SJG, in exchange for Goldgroup’s earning of 50 % of the Shares of DynaMexico.  The terms of the Earn In / Option also provided for the involvement of proven industry professionals in the SJG project.  (See Material Agreements; Earn In / Option Agreement.)

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

•
In Phase IV, which continues, approximately 5,950 meters have been completed in 25 core drill holes (through SJG 08-126). At December 31, 2008, a total of 30,000 meters drilling has been completed, financed pursuant to the Earn In Agreement. An SJG Drill Intercepts Summary File, describing the mineralized intercepts of all core drill holes, including the drilling results of 1997, and including the recent drilling of 2007-2008 can be viewed on the website of the SEC at:

http://www.sec.gov/Archives/edgar/data/1111741/000112178109000078/ex99three.htm

DynaMexico Summary of Drilling Results

The drilling results obtained to date confirm the extension of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (+ 10 g/t) which are consistent with historical and recent production. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results.  (Note Drill Summary file referred to above.)  Phase 4 drilling will be targeted at Tres Amigos, San Pablo, La Prieta, La Union and La Purisima.

Company Interpretations and Estimates

In some areas of SJG, topography has prevented the drilling of holes on conventional 50 M. Spacing.  In some areas, the distance between drilled holes is + 100 M.  In these areas, DynaMexico is considering the building of new roads in order to complete in-fill drill holes.  Nonetheless, the Company has interpreted the results of drilling activity, and considering the recent production activity as well; and it has calculated manually an estimate of the mineable resource at SJG.  This manually calculated estimate includes Oz. Au at the areas of:  San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima; by assuming grade and width averaging between drill holes.  DynaMexico expects to confirm these OZ. in the future under the guidelines and description of a 43-101 technical report.

Block Model in Surpac

While the company has completed its manual calculation and internal interpretation of the resource at SJG defined by drilling and production to date; the company also is in process of building the block model of resources defined and inferred at SJG using Surpac, (Gemcom) software. The current block model at SJG confirms mineable resources at San Pablo, Tres Amigos, La Union, Palos Chinos, and La Purisima; with portions of the currently mineable resource in a high grade category. The Company will continue this Surpac modeling work as additional drill programs are planned and completed.

Technical Report of Resources

In 2009-10, the Company expects DynaMexico to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of June 30, 2009.

Structure of Company / Operations

Activities in Mexico are conducted by DynaMexico, through Contract to the operating subsidiary of DynaResource, Inc., Mineras de DynaResource SA de CV. (“MinerasDyna”); with the Management of Personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones, SA de CV (“DynaOperaciones”).  DynaResource, Inc. management and consultants continue to manage the 3 subsidiaries in Mexico; while Chairman / CEO K.D. Diepholz is the President of each of the 3 companies.

Competitive Advantage

The Company, through its subsidiaries, has been conducting business in Mexico since March 2000.   During this period the Company believes it has structured its subsidiaries properly and strategically, and during which time the Company has retained key personnel and developed key relationships and support.  The Company believes its experience and accomplishments in Mexico gives it a competitive advantage, even though many competitors may be larger and have more capital resources.

SECOND QUARTER 2009

Magnetic and IP Surveys

In January 2009, MinerasDyna contracted an Engineering firm in Tucson, AZ., to conduct Magnetic and IP surveys throughout the SJG district; covering an area of approximately 15 Sq. Km.  Preliminary analysis and reports have been received and are under review.  Final reports are expected in July.

IP is the primary geophysical target at SJG; and is expected to identify pyrite-based mineralization hosting gold.  Initial Survey Grid lines were located approximately perpendicular to inferred geologic strike.  The data response from these grid lines indicate one or more IP sources that dip northwest.

Additional grid lines were crossed with the initial lines, and appear to identify two separate IP sources.

Grid lines to the South appear to indicate an IP source at > 250 Meters.

Correlation between ground magnetic and IP:

In general the correlation between the Magnetic and IP response and data was excellent.

Correlation with recent Drilling Programs and known Mineralization:

The data response of the surveys correlated to the recent drilling programs and to the areas of known mineralization at SJG was excellent.  Considering this excellent correlation to known mineralization, additional areas of SJG showing similar data response could be indicative of additional target areas.

Identification of New, Additional Resource Target Areas:

Significant survey responses were reported for the following areas; and are projected for follow up drilling:

San Pablo; Up Dip;
San Pablo; Displacement Zone;
Tres Amigos; Down Dip and Northwest;
Tres Amigos; Extension Northeast;
Orange Tree; Down Dip;
La Cecena, Los Hilos, and Tepehauje;
Palos Chinos;
La Prieta;
La Purisima; Down dip at Southeast end;
Argyllic Zone;   + 250 M. Down;

Structural Geologist

In February 2009, DynaOperaciones retained a geological consultant, with prior experience in Mexico, to review and Map the SJG Property with regard to Ore Controls and structural analysis.  An area of 2.8 Km by 3.4 Km was mapped; and a review was completed of recent (2007-2008) drill core and drill logs through drill hole # 08-126.  Preliminary Reports and maps have been received; and final reports are expected in July, 2009.  Information contained in the preliminary reports is described below:

Current Dimensions of ResourceAreas at SJG:

San Pablo:	Recent Production of 18,250 Oz. at average grade of 20 g/t; Strike length of 750 M and down dip extension of 500 M; with selected mineralized intercepts of:

(SJG 08-31); 8.3 M of 48.24 g/t; including 3.8 M of 104.01 g/t, and including 1.5 M of 233.61 g/t;

(SJG 08-51); 14.2 M of 14.79 g/t; including 9 M of 22.93 g/t, and including 3.5 M of 41.5 g/t;

Tres Amigos	Strike Length of 365 M and down dip extension of 210 M; with selected intercepts of:

(SJG 97-13); 27.5 M of 9.94 g/t; including 18.6 M of 14.28 g/t, and including 2 M of 85.72 g/t;

(SJG 97-45); 14 M. of 5.35 g/t; including 2 M of 31.35 g/t;

Orange Tree:	to be defined; with selected intercepts of:

(SJG 97-39); 6.8 M of 13.20 g/t; including 3 M of 29.5 g/t, and including 1.5 M of 51.46 g/t;

(SJG 08-47); 7.1 M of 7.63 g/t; including 1.6 M of 23.10 g/t;

La Cecena
(Tres Amigos):	to be defined; with selected intercepts of:

(SJG 97-50); 11 M of 2.78 g/t; including 2 M of 5.02 g/t, and including 2 M of 8.53 g/t;

(SJG 08-104); 2.8 M of 13.70 g/t; including 1.4 M of 26.96 g/t;

La Union	Strike Length of 400 M and down dip extension of 350 M; with selected intercepts of:

(SJG 08-76); 4.8 M of 16.02 g/t; including 2 M of 37.60 g/t, and including .7 M of 75.56 g/t;

(SJG 08-80); 3.1 M of 4.8 g/t; including 1.5 M of 7.37 g/t;

Palos Chinos/
Tajo Verde:	Strike Length of 270 M and down dip of 180 M; Strike of 800 M including Drill Hole # 97-55; with selected intercepts of:

(SJG 97-63); 27.8 M of 2.30 g/t; including 17.3 M of 2.81 g/t, and including .7 M of 9.25 g/t, and including 2.7 M of 8.45 g/t;.

(SJG 07-16); 7.7 M of 1.86 g/t; including 2.1 M of 5. 18 g/t;

(SJG 97-55); 5 M of 3.5 g/t; including 3 M of 5.24 g/t;

La Purisima:	Historical Production of 470,000 Oz. Au, at average grade of 66.7 g/t; Strike Length of 720 M and down dip extension of 420 M; with selected intercepts of:

(SJG 07-21); 8 M of 20.67 g/t; including 6 M of 26., and including 2.1 M of 76.33 g/t;

(SJG 07-39); 4.2 M of 8.55 g/t; including 1.9 M of 16.67 g/t;

La Prieta:	Historical Production of 215,000 Oz. Au., at average grade of 28 g/t; Dimensions of 100 M by 50 M, to be defined;

Identification of New, Additional Resource Target Areas:

San Pablo:
Geological Mapping located a new drill target approximately 600 meters to the east – southeast of San Pablo.  This area was determined to be the northeast portion of the San Pablo Ore body; which had been displaced by a combination of post-mineral strike-slip and normal faulting; also indicating the potential for a “Pipe Feeder”.  This area will be expected to add significant resources to the mineable ore body at San Pablo;

La Purisima /
Tajo Verde:
Transpressive strike-slip faults that bound this area are determined to be the same faults that control the mineralization in La Purisima and Tajo Verde.  This area also coincides with gaps left from previous drilling campaigns and also a gap in the underground workings.

San Pablo /
La Union:	Gaps left from previous drilling campaigns and also a gap in the underground workings.

Follow up Drilling at Major Target Areas;

Tres Amigos:	Down dip extension; extension southwest through La Cecena, Los Hilos; Extension Northeast across Orange Tree;

La Union:	Extension along strike and down dip;

La Purisima:	Extension along strike and down dip;

Palos Chinos:	Extension along strike and down dip;

La Prieta:	to be defined;

Drilling Programs

Future drilling programs at SJG are expected to commence in September, 2009, and are being planned considering the results of the magnetic and IP surveys, and in consideration of the recent analysis of the structure and ore controls at SJG. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Capital contributions and Expenditures to Earn In

Goldgroup contributed $ 400,000. USD to DynaMexico on July 3, 2009.  This deposit will be credited in the period July 1 – September 30, 2009.  The total capital contributions pursuant to the Earn In Agreement at June 30, 2009 are $ 8,968,000 USD.

Exploration expenditures were $ 476,850. USD in the quarter ending June 30, 2009, bringing the total expenditures pursuant to the Earn In Agreement of $ 8,430,085.

Total Capital contributed from Goldgroup in the 6 months ending June 30, 2009 is $ 800,000.  Total exploration expenditures for the 6 month period are $ 856,227.

During the 6 months ending June 30, 2009, DynaMexico and its affiliates incurred expenses of approximately $ 100,000. USD.; which are not allocated to the Earn In Agreement; or have yet to be expensed to the Earn In Agreement.

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

There was no additional investment in the affiliate by the Company in the second quarter ending June 30, 2009.

Competition

DynaMexico retains 100 % of the rights to concessions over the area of the San Jose de Gracia property and currently sees no competition for mining on the lands covered by those concessions.  If DynaMexico were to re-start production activities, the sale of gold and any bi-products would be subject to global market prices; which prices fluctuate daily,   The Company was successful in selling gold concentrates produced from SJG in prior years; and the Company expects willing buyers for its produced products in the future.  Actual prices received by DynaMexico would depend upon these global market prices, less processing charges and any deductions.

POTENTIAL RISKS

Funding from Goldgroup Resources Inc.:

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

Potential Conflicts with Shareholder of DynaMexico (Non-Controlling Interest Holder):

While the Company believes it has negotiated and authorized proper agreements to provide for the financing and exploration of SJG, there exists potential for conflicts with Goldgroup Resources Inc.  Goldgroup carries the majority of seats on the SJG Management Committee, which is charged with responsibility of approving the budgets and approving technical plans to the SJG Project.  Concurrently, MinerasDyna has been named the exclusive operator of the SJG Project; and MinerasDyna is managed by officers of DynaResource.  Also, DynaResource carries a majority of the seats on the Board of Directors of DynaMexico, and also carries 100 % of the Seats on the Boards of MinerasDyna and 100 % of the Seats of the Board of DynaOperaciones.  Mr. K.D. Diepholz, chairman and CEO of DynaResource, Inc. and Mr. Charles E. Smith, CFO of DynaResource, Inc. are the President and Secretary respectively for DynaMexico, MinerasDyna, and DynaOperaciones.  Inherent in the structure of Ownership and Operation of the SJG Project is the potential for conflicts that could materially affect operations.

Mineable Resource:

There is no certainty that the exploration activity at SJG would result in the definition of a mineable resource at SJG.  While the company believes there is already in place an approximate 1 M. Oz. Au of mineable ore at SJG;   there is no certainty that the Company’s opinion will be proven correct.  If a mineable resource is not confirmed at SJG, the Company’s investment at SJG could be at risk.

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

50 % of the Interest In and Revenue from DynaResource de Mexico May be Owned by Goldgroup Resources Inc.:

Goldgroup has completed Phases I, II, and III of the Earn In / Option Agreement, and as a result has been transferred 25 % of the Shares and ownership of DynaResource de Mexico.  Should Goldgroup complete Phase IV of the Earn In / Option Agreement (through the contribution and expenditure of an additional $ 8,632,000 USD.); Goldgroup would receive an additional 25 % of the shares and ownership of DynaResource de Mexico (Total of 50%).  In such case DynaResource, Inc. and its shareholders will only retain 50 % of the shares and ownership of DynaResource de Mexico.  Investors in the Company’s shares should be aware that any benefits to be derived from the ownership of DynaResource de Mexico would be shared 50 % with Goldgroup.

Employees

The Company has four employees in its corporate office in Dallas, Texas, three of which are officers, and it employs approximately thirty persons through its subsidiaries in Mexico.

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

RESULTS FOR THE THREE AND SIX MONTHS ENDED June 30, 2009

REVENUE.  Revenue for the three months ended June 30, 2009 and the three months ended June 30, 2008 was $0. The company ceased its production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources. The funds for current exploration activity are contributed by Goldgroup Resources, Inc., pursuant to the  Earn-In Agreement,  as described  in this 10-Q (See Earn In and Option Agreement / Material Agreements).

COST OF EXPLORATION. Exploration costs were $447,352 and $1,236,789 for the three months ended June 30, 2009 and 2008 respectively.  The decrease in costs was due to the decrease in drilling activity while conducting Magnetic and IP survey studies, and while conducting structural and ore control analysis. Exploration costs were $858,047 and $2,127,837 for the six months ended June 30, 2009 and 2008 respectively.

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2009, were $377,179 compared to expenses for the three months ended June 30, 2008 of $485,958. The above expenses include depreciation and amortization amounts of $40,340 and $36,598 for the three months ended June 30, 2009 and 2008, respectively. The decrease in operating expense is predominantly due to non-recurring professional fees incurred in the three months ended June 30, 2008. Operating expenses for the six months ended June 30, 2009 were $793,503 compared to expenses for the six months ended June 30, 2008 of $705,754. The above expenses include depreciation and amortization amounts of $80,679 and $73,196 for the six months ended June 30, 2009 and 2008, respectively.

OTHER INCOME (EXPENSE). Other income for the three months ended June 30, 2009 was $7,660 compared $2,439 for the same period ended June 30, 2008. Other income for the six months ended June 30, 2009 was $9,498 compared $2,999 for the same period ended June 30, 2008.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended June 30, 2009 was $59,152 compared to $177,405 for the three months ended June 30, 2008. The non-controlling interest portion of our net loss for the six months ended June 30, 2009 was $186,768 compared to $319,810 for the six months ended June 30, 2008.   This is due to the company’s reporting a smaller loss than in 2008 and therefore a smaller portion allocated to our minority interest holder.

COMPREHENSIVE (LOSS). Comprehensive loss includes the company’s net loss plus the currency translation gain (loss) for the period which was $597,177 for the three months ended June 30, 2009 compared to $218,229 for the same period ended June 30, 2008.  Comprehensive loss for the six months ended June 30, 2009 and 2008 includes the company’s net loss plus the currency translation gain (loss) for the period which was $332,422 and $288,721 respectively.

LIQUIDITY AND CAPITAL RESOURCES. The Company has sufficient capital on hand to fund overhead operations for the next two years.   Goldgroup is funding the exploration activities at SJG in accordance with the Earn-In Agreement.  In December, 2008, Goldgroup advised the Company that they have funds on hand to complete their option under the Earn-In Agreement.

PLAN OF OPERATION

Future Capital Contributions and Expenditures

Pursuant to the terms of the Earn In / Option Agreement, Goldgroup is to contribute and expend a total of $18 M. USD, to DynaMexico, on or before March 15, 2011.  As of June 30, 2009, the balance in capital to be contributed by Goldgroup is $9,031,991 USD.  The company expects these funds to be contributed by Goldgroup over the next 21 months, and with subsequent exploration expenditures by DynaMexico at SJG.  While this future contribution of Capital to DynaMexico would dilute the shares of DynaMexico; it will not dilute the shares of DynaResource, Inc.

Drilling Programs

Future drilling programs at SJG are expected to commence in September, 2009, and are being planned considering the results of the magnetic and IP surveys, and in consideration of the recent analysis of the structure and ore controls at SJG. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Mineable “Resource” at San Jose de Gracia

The Company believes that DynaMexico has outlined significant mineable Gold deposits from drilling activity; at San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima areas of SJG.  Further drilling is expected to outline additional mineable ore at these target areas, while mineable ore deposits are also expected to be defined at La Prieta and the area Northeast of Tres Amigos.  Other areas at SJG indicate clear potential to develop ore deposits as well.

Technical Report of Resources

In 2009-10, the Company expects DynaMexico to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of June 30, 2009.

Future Feasibility Study

Considering the results of the recent production operation, and the results of the drilling activity to date; and considering the Block model in Surpac being developed; and considering the Company’s manual estimate of resource at SJG;  the Company recognizes the potential for  a + 100,000 Oz. gold per year production operation at SJG in the future.  At the completion of the Earn In Agreement (defined by agreement at March 2011), and at the completion of the drilling programs funded pursuant to the Terms of the Earn In Agreement, the Company expects DynaMexico to complete a Feasibility Study to confirm and define the full scale production plans at SJG.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2009, our Chief Executive Officer and Chief Financial Officer as of June 30, 2009, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2009.   Based on its evaluation, our management concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

Date: July 31, 2009