Form 10-Q
period 2009-09-30
DYNARESOURCE INC
filed 2009-11-13
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 6, 2009, there were 9,073,913 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
	Notes to Financial Statements	6
Item 2	Management's Discussion and Analysis or Plan of Operation	17
Item 4	Controls and Procedures	26

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities	27
Item 3.	Default upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27

DYNARESOURCE, INC. (An Exploration Stage Company) Consolidated Balance Sheets September 30, 2009 and December 31, 2008

	Sept 30, 2009	Dec 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,314,082	$2,339,561
Foreign Tax Receivable	38,433	163,289
Accounts Receivable – Related Party	0	50,225
Other Current Assets	246,924	138,773
Total Current Assets	1,599,439	2,691,848

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $480,344 and $430,110)	379,538	386,075
Mining Properties (Net of Accumulated Amortization of $414,058 and $343,696)	4,289,309	4,359,671
Total Fixed Assets	4,668,847	4,745,746

Other Assets:
Note Receivable - Affiliate	450,000	0
Deposits	6,683	5,788
Total Other Assets	456,683	5,788
TOTAL ASSETS	$6,724,969	$7,443,382

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable	$14,504	$96,970
Accrued Expenses	34,877	6,133
Total Liabilities	49,381	103,103

Preferred stock, $1.00 par value, 10,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common stock, $.01 par value, 12,500,000 shares authorized, 9,073,913 and 9,073,913 shares issued and outstanding	90,739	90,739
Preferred Rights	40,000	40,000
Additional Paid In Capital	24,001,161	22,774,071
Treasury Stock	(385)	(47,790)
Common Stock Subscription Receivable	0	(125,000)
Other Comprehensive Income	1,601,472	1,574,793
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(12,197,479	(10,375,264)
Total DynaResource, Inc. Stockholders’ Equity	7,533,992	7,930,033
Noncontrolling Interest	(858,404)	(589,754)
TOTAL EQUITY	6,675,588	7,340,279
TOTAL LIABILITIES AND EQUITY	$6,724,969	$7,443,382

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
(Unaudited)

	Three Months Ended			Nine Months Ended		Cumulative Since Re-Entering Development Stage
	Sept 30, 2009		Sept 30, 2008	Sept 30, 2009	Sept 30, 2008	(Jan. 1, 2007)

REVENUES		$41,074	$0	$41,074	$0	$41,074
COST OF SALES
Exploration Costs		248,990	1,633,167	1,107,037	3,761,004	7,695,313
GROSS PROFIT (DEFICIT)		(207,916)	(1,633,167)	(1,065,963)	(3,761,004)	(7,654,239)

OPERATING EXPENSES:
Depreciation and Amortization		40,340	36,598	121,019	109,794	428,416
General and Administrative		346,047	505,901	1,058,871	962,801	3,560,375
TOTAL OPERATING EXPENSES		386,387	542,499	1,179,890	1,072,595	3,988,791

NET OPERATING INCOME (LOSS)		(594,303)	(2,175,666)	(2,245,853)	(4,833,599)	(11,643,030)

OTHER INCOME (EXPENSE)
Portfolio Income		1,717	515	6,565	1,260	16,258
Other income		0	28	0	2,282	2,104
TOTAL OTHER INCOME (EXPENSE)		1,717	543	6,565	3,542	18,362

NET INCOME (LOSS) BEFORE INCOME TAXES		(592,586)	(2,175,123)	(2,239,288)	(4,830,057)	(11,624,668)

Provision for Income Taxes (Expense) Benefit		0	0	0	0	38,259
NET LOSS		(592,586)	(2,175,123)	(2,239,288)	(4,830,057)	(11,586,409)
Net Loss Attributable to Non-Controlling Interest		101,609	347,103	288,377	666,913	1,223,111
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS		(490,977)	(1,828,020)	(1,950,911)	(4,163,144)	(10,363,298)

COMPREHENSIVE INCOME (LOSS):
Currency Translation Gain (Loss)		(183,999)	(237,547)	148,423	86,921	(1,684,632)
COMPREHENISVE LOSS BEFORE NON-CONTROLLING INTEREST		(674,976)	(2,065,567)	(1,802,488)	(4,076,223)	(12,047,930)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest		20,995	0	(19,727)	0	(40,722)
COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS		$(653,981)	$(2,065,567)	$(1,822,215)	$(4,076,223)	$(12,007,208)

EARNINGS PER SHARE, Basic	$	(0.07)	$(0.25)	$(0.20)	$(0.49)

Weighted Average Shares Outstanding, Basic		9,076,913	8,388,079	9,073,913	8,279,709

EARNINGS PER SHARE, Diluted		$(0.07)	$(0.25)	$(0.20)	$(0.49)

Weighted Average Shares Outstanding, Diluted		9,073,913	8,388,079	9,073,913	8,278,709

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
 (Unaudited)

	Nine Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2008	Cumulative Since Re-entering Development Stage (Jan 1, 2007)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,239,288)	$(4,830,057)	$(11,586,409)
Adjustments to reconcile net deficit to cash used by operating activities:
Issuance of Common Stock for Services	0	181,658	539,688
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	121,019	109,794	428,416
Loss on Disposition of Fixed Assets	0	0	28,006

Change in assets and liabilities:
Decrease in Accounts Receivable	0	13,079	199,143
Decrease in Accounts Receivable – Related Party	50,225	0	0
Decrease (Increase) in Foreign Tax Receivable	124,856	(80,197)	10,771
(Increase) in Other Current Assets	(108,151)	(117,801)	(169,833)
(Increase) in Deposits	(895)	(5,789)	(6,683)
(Decrease) in Accounts Payable	(82,466)	0	(26,900)
(Decrease) Increase in Accrued Expenses	28,744	28,290	(69,259)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS FROM (USED) OPERATING ACTIVITIES	(2,105,956)	(4,701,023)	(10,690,319)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Fixed Assets	(53,821)	(36,347)	(266,123)
Retirement of Fixed Assets	9,701	0	9,701
Note Recievable Loaned to Affiliate	(450,000)	0	(450,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(494,120)	(36,347)	(706,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	1,227,090	4,050,000	9,070,094
Proceeds from sale of common stock	0	517,488	2,832,574
Repurchase of common stock options	0	(10,000)	(10,000)
Other comprehensive income (loss)	26,679	(117,545)	1,682,332
Purchase of treasury stock	(183,000)	0	(230,790)
Sale of treasury stock	230,405	0	230,405
Repayment of common stock receivable	125,000	0	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,426,174	4,439,943	13,574,615
Effect of exchange rate on cash	148,423	86,921	(1,684,632)
NET INCREASE (DECREASE) IN CASH	(1,025,479)	(210,506)	493,242

Cash, beginning of period	2,339,561	2,060,665	820,840
Cash, end of period	$1,314,082	$1,850,159	$1,314,082

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
Non-cash dividend of property	$0	$0	$129,822

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements September 30, 2009 (Unaudited)

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

In January 2008, the Company transferred 15% of the ownership of DynaMexico to Goldgroup Resources Inc., (“Goldgroup”) in exchange for a $3,000,000 cash contribution and exploration expenditures at the San Jose de Gracia property (“SJG”), and in August 2008, the Company transferred an additional 10% of the ownership of DynaMexico to Goldgroup in exchange for an additional $3,000,000 cash and exploration expenditures (See Note 5 below).  Through September 30, 2009, Goldgroup has contributed $9,070,094 to DynaMexico, and it currently owns 25% of DynaMexico.

The Company produced approximately $7,000,000 in revenues from production activities during the years ended December 31, 2003 through 2006, and suspended this activity voluntarily to concentrate its efforts on exploration and development. In accordance with that decision, as of January 1, 2007, the Company reentered the Exploration Stage and has presented its cumulative results since reentering the Exploration Stage, in accordance with ASC 915 “Development Stage Entities” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”), and will continue this presentation until it again has revenues from operations.

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

Management believes that all adjustments necessary for a fair statement of the results of the three and nine months ended September 30, 2009 and 2008 have been made.

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the nine months ended September 30, 2009 (Mexican pesos per one U.S. dollar):

	September 30, 2009
Current exchange rate	Pesos.	13.55730
Weighted average exchange rate for the nine months ended	Pesos.	13.66278

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

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of IVA receivable as of September 30, 2009 and 2008 were $38,433 and $232,049, respectively.

Inventory:

As the Company ceased production in 2006, there is no inventory, as of September 30, 2009 and December 31, 2008.

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

Mining Properties:

The Company is an ‘Exploration Stage’ company as defined in ASC 915 “Development Stage Entities” (formerly “SEC Industry Guide 7”).  Mining properties consist of 34 concessions at the San Jose de Gracia property the basis of which are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

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

Earnings (Loss) per Common Share:

“Earnings (loss) per share” is calculated in accordance with ASC 260 “Earnings per Share” (formerly SFAS No. 128, “Earnings per Share”).   The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  “Diluted earnings per share” is computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Dilutive potential common shares are additional common shares assumed to be exercised.     Potentially dilutive common shares consist of stock options and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

As the Company incurred a net loss during the nine months ended September 30, 2009 and 2008, the basic and diluted loss per common share is the same.   As discussed in Note 8, and as of September 30, 2009, the Company had 1,809,244 stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future, including 650,000 which would have been considered dilutive if the Company did not incur a loss.

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, “Fair Value Measurements” (formerly SFAS No. 157, Disclosures About Fair Value of Financial  Instruments”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  As of September 30, 2009 the Company did not have any financial instruments other than cash and cash equivalents.

NOTE 2 – FIXED ASSETS

Fixed assets are stated at cost and consist of the following at September 30, 2009:

Mining camp equipment and fixtures	$492,581
Transportation equipment	149,886
Lab equipment	14,306
Machinery and equipment	90,950
Office furniture and fixtures	75,826
Office equipment	4,083
Computer equipment	32,250
Sub-total	$859,882
Less: Accumulated depreciation	(480,344)
Total	$379,538

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $50,657 and $19,794 for the nine months ended September 30, 2009 and 2008 respectively,

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at September 30, 2009:

San Jose de Gracia:
Mining concessions	$4,703,367
Less: Accumulated amortization	(414,058)
Total	$4,289,309

Amortization expense was $70,362 and $90,000 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 4 – INCOME TAXES

During the year ended December 31, 2007, the Company adopted ASC 740-10, Income Taxes, (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which supplements SFAS No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”)) by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.   The Interpretation requires that the tax effects of a position be recognized only it if is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

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

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of September 30, 2009 are as follows:

September 30, 2009
Net deferred tax assets attributable to:
Prior years	$2,263,977
Tax benefit (liability) for current year	612,846
Total Deferred Tax Benefit	2,876,823
Valuation Allowance	(2,876,823)

Net Deferred Tax Benefit	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2009.

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

The Earn In provides for the sale of up to fifty per cent (50%) of the total outstanding shares of DynaMexico, the wholly owned subsidiary of DynaResource, and the owner of the San Jose de Gracia District in northern Sinaloa Mexico (“SJG”); in exchange for the total cash contributions to DynaMexico, and expenditures related to the development of  SJG, in the amount of $18,000,000 by Goldgroup; contributed in four (4) phases, as set forth below:

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

Continuing with Phase IV exploration activities, as of September 30, 2009 the Company reported total deposits to DynaMexico by Goldgroup in excess of $9,070,094 USD, with total expenditures through DynaMexico of approximately 95,338,936 Mexican pesos.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In the nine months ended September 30, 2009 and 2008, the Company paid $32,500 and $121,531 respectively to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees.

In addition, the Company issued common stock to the following related parties:

	Nine months ended Sept 30, 2009	Year ended December 31, 2008
Consultants	$0	$238,442
Totals	$0	$238,442

NOTE 7 – NOTE RECEIVABLE -  AFFILIATE

In March, August and September 2009, the Company loaned a total of $450,000 to DynaResource Nevada, Inc., a Nevada Corporation, with one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV.  The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaResource Nevada, Inc. at $ .25 / Share.  DynaResource Nevada, Inc. is a related entity, and through its subsidiary in Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO.  These shares have the right to elect a majority of the Board of Directors.  There were 1,000 and 1,000 shares outstanding at September 30, 2009 and December 31, 2008, respectively.

Common Stock

The Company is authorized to issue 12,500,000 common share stocks at a par value of $0.01 per share.  These shares have full voting rights.  At September 30, 2009 and at December 31, 2008, there were 9,073,913 shares outstanding.

Preferred Rights

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid, leaving a balance of $226,188.  As of December 31, 2005, $186,188 has been repaid, leaving a balance of $40,000. At September 30, 2009 the balance remains at $40,000.

Treasury Stock

Treasury stock is accounted for by the cost method.  The Company may from time to time purchase and resell its own common stock.  Treasury stock activity is presented in the consolidated statement of stockholders’ equity.

Options and Warrants

There are 1,809,244 options outstanding at September 30, 2009.

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

The Company’s stock price was $2.95 at September 30, 2009 and 650,000 of the Company’s options would have been considered dilutive if the Company had not incurred a net loss.

NOTE 9 – NON-CONTROLLING INTEREST

The Company’s Noncontrolling Interest recorded in the unaudited consolidated financial statements relates to a 25% interest in DynaResource de Mexico, S.A. de C.V. not owned by the Company at September 30, 2009, and 15%  interest of DynaResource de Mexico, S.A. de C.V. not owned by the Company at September 30, 2008.  Changes in Noncontrolling Interest for the nine months ended September 30, 2009 and 2008 was as follows:

	For the Nine Months Ended Sept 30,
	2009	2008
Beginning balance	$(589,754)	$0
Operating income (loss)	(288,377)	(319,810)
Other comprehensive income (loss)	19,727	0
Ending balance	$(858,404)	$(319,810)

The Company began allocating a portion of other comprehensive income (loss) to the noncontrolling interest with the adoption of ASC 810-10 “Noncontrolling Interest in Consolidated Financial Statements” (formerly FASB 160) as of January 1, 2009.

NOTE 10 – EMPLOYEE BENEFIT PLANS

There is currently no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 11 – COMMITMENTS AND CONTINGENGIES

Three (3) additional mining concessions in Mexico have been titled to DynaMexico, which extends the SJG District by approximately 95,000 Hectares to a total of 99,141 Hectares.

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

Additionally, the Company is required to incur a minimum amount of expenditures (“Assessments”) each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.   For the year ended December 31, 2007, the minimum expenditure was $2,921,236 Mexican pesos (approximately $267,500 in US dollars); and the total expenditures amount e carried forward was $92,022,517 Mexican pesos (approximately $6,677,977 US dollars).  For 2008, the DynaMexico incurred expenditures of $48,953,168 Mexican pesos which will increase the estimated amount   DynaMexico may carry forward to approximately $138,104,700 Mexican Pesos (approximately $10,022,112 US dollars) as of December 31, 2008.  The minimum expenditure for 2009 has not yet been determined, but is anticipated to be consistent with 2008, as adjusted for inflation.   Based on Management’s business plans, they do not anticipate any issue in meeting the minimum annual expenditures for the concessions, and DynaMexico  retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2008 minimum, adjusted for annual inflation of 4%).

NOTE 12 – RECENT ACCOUNTING PRONOUCEMENTS

In 2009, the FASB issued the following guidance:

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which will be integrated into the ASC upon the effective date, which is for the first annual or quarterly period after November 15, 2009.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which will be integrated into the ASC upon the effective date, which is for the first annual or quarterly period after November 15, 2009.

 FSP No. FAS 107-1 and APB 28-1:  “Interim Disclosures about Fair Value of Financial Instruments”, which was codified into ASC 825.

FSP No. FAS 115-2 and FAS 124-2:  “Recognition and Presentation of Other-Than-Temporary Impairments”, which was codified into ASC 320-10-65-4.

FSP No. FAS 157-4:   “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was codified into ASC 820-10-65-4.
Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurement, which was subsequently codified into ASC 820.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

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

As of September 30, 2009, the Company had no financial instruments with Level 1, Level 2 or Level 3 Inputs.

NOTE 14 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 11, 2009, which is the date the financial statements were issued.

On October 31, 2009, Goldgroup deposited an additional $500,000 to DynaMexico, pursuant to the Earn-In Agreement, which is discussed in Note 5.

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

 http://sec.gov/Archives/edgar/data/1111741/000112178109000078/ex99three.htm

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

Technical Report of Resources

In 2009-10, the Company expects DynaMexico to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of September  30, 2009.

Structure of Company / Operations

Activities in Mexico are conducted by DynaMexico, through Contract to the operating subsidiary of DynaResource, Inc., Mineras de DynaResource SA de CV. (“MinerasDyna”); with the Management of Personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones, SA de CV (“DynaOperaciones”).  DynaResource, Inc. management and consultants continue to manage the three subsidiaries in Mexico; while Chairman  and CEO K.D. Diepholz is the President of each of the three companies.

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

THIRD QUARTER  2009

Magnetic and IP Surveys

In January 2009, MinerasDyna contracted an Engineering firm in Tucson, AZ., to conduct Magnetic and IP surveys throughout the SJG district; covering an area of approximately 15 Sq. Km.  Final reports have been received and are the results are being utilized to plan the next drilling programs at SJG which are scheduled to commence in October..

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

Identification of New, Additional Resource Target Areas:

Significant survey responses were reported for the following areas; and are projected for follow up drilling:
San Pablo; Up Dip;
San Pablo; Displacement Zone;
Tres Amigos; Down Dip and Northwest;
Tres Amigos; Extension Northeast;
Orange Tree; Down Dip;
La Cecena, Los Hilos, and Tepehauje;
Palos Chinos;
La Prieta;
La Purisima; Down dip at Southeast end;
Argyllic Zone;   + 250 M. Down;

Structural Geologist

In February 2009, DynaOperaciones retained a geological consultant, Jonathan Cordery, with prior experience in Mexico, to review and Map the SJG Property with regard to Ore Controls and structural analysis.  An area of 2.8 Km by 3.4 Km was mapped; and a review was completed of recent (2007-2008) drill core and drill logs through drill hole # 08-126.  Final  Reports and maps have been received; and the results and analysis are being utilized in planning the current drilling programs at SJG, which commenced in October. .  Information contained in the preliminary reports is described below:

           Current Dimensions of Resource Areas at SJG:

San Pablo:	Recent Production of 18,250 Oz. at average grade of 20 g/t; Strike length of 750 M and down dip extension of 500 M; with selected mineralized intercepts of:

(SJG 08-31);  8.3 M of 48.24 g/t; including 3.8 M of 104.01 g/t, and including 1.5 M of 233.61 g/t;

(SJG 08-51);  14.2 M of 14.79 g/t; including 9 M of 22.93 g/t, and including 3.5 M of 41.5 g/t;

Tres Amigos:        Strike Length of 365 M and down dip extension of 210 M; with selected intercepts of:

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

La Cecena
(Tres Amigos):      to be defined; with selected intercepts of:

(SJG 97-50);  11 M of 2.78 g/t; including 2 M of 5.02 g/t, and including 2 M of 8.53 g/t;

(SJG 08-104);  2.8 M of 13.70 g/t;  including 1.4 M of 26.96 g/t;

La Union:               Strike Length of 400 M and down dip extension of 350 M; with selected intercepts of:

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

Follow up Drilling at Major Target Areas:

Tres Amigos:	Down dip extension; extension southwest through La Cecena, Los Hilos; Extension Northeast across Orange Tree;

La Union:	Extension along strike and down dip;

La Purisima:	Extension along strike and down dip;

Palos Chinos:	Extension along strike and down dip;

La Prieta:	to be defined;

Drilling Programs

Future drilling programs at SJG commenced in October, 2009 and were planned considering the results of the magnetic and IP surveys, and in consideration of the recent analysis of the structure and ore controls at SJG.  The next 20,000 Meters drilling at SJG has been programmed, with the completion date expected at March 31, 2010. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Capital Contributions and Expenditures to Earn In

Goldgroup contributed $ 500,000.USD to DynaMexico on October 31, 2009.  This deposit will be credited in the period October 1, 2009 through December 31, 2009.  The total capital contributions pursuant to the Earn In Agreement through September 30, 2009 are $9,367,990 USD.

Exploration expenditures were $428,119. USD  in the quarter ending September 30, 2009, bringing the total expenditures pursuant to the Earn In Agreement of $8,858,977.

Total Capital contributed from Goldgroup in the nine months ending September 30, 2009 is $1,199,981.  Total exploration expenditures for the nine month period are $1,284,346.

During the nine months ending September 30, 2009, DynaMexico and its affiliates incurred expenses of approximately $100,000 USD, which are not allocated to the Earn In Agreement; and  have yet to be expensed to the Earn In Agreement.

Note Receivable - Affiliate

In March, August and September 2009, the Company loaned a total of $450,000.  to  DynaResource Nevada, Inc., a Nevada Corporation, with one operating subsidiary in Mexico, DynaNevada de Mexico, SA. de CV.   The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaResource Nevada, Inc. at $ .25 / Share.  DynaResource Nevada, Inc. is a related entity, and through its subsidiary in Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi.

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

RESULTS FOR THE THREE AND NINE MONTHS ENDED September 30, 2009

REVENUE.  Revenue for the three and nine months ended September 30, 2009 was $41,074 and the three and nine months ended September 30, 2008 was $0.  This income was produced by providing exploration work for a related entity. The company ceased its production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources. The funds for current exploration activity are contributed by Goldgroup Resources, Inc., pursuant to the  Earn-In Agreement,  as described  in this 10-Q (See Earn In and Option Agreement / Material Agreements).

COST OF EXPLORATION. Exploration costs were $248,890 and $1,633,167 for the three months ended September 30, 2009 and 2008 respectively.  The decrease in costs was due to the decrease in exploration activity while  completing and analyzing the results Magnetic and IP survey studies, and while conducting structural and ore control analysis. Exploration costs were $1,107,037 and $3,761,004 for the nine months ended September 30, 2009 and 2008 respectively.

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2009, were $386,387 compared to expenses for the three months ended September 30, 2008 of $542,499. The above expenses include depreciation and amortization amounts of $40,340 and $36,598 for the three months ended September 30, 2009 and 2008, respectively. The decrease in operating expense is predominantly due to less support for our exploration activities which were also lower in this quarter. Operating expenses for the nine months ended September 30, 2009 were $1,179,890 compared to expenses for the nine months ended September 30, 2008 of $1,072,595. The above expenses include depreciation and amortization amounts of $121,019 and $109,794 for the nine months ended September 30, 2009 and 2008, respectively.

OTHER INCOME (EXPENSE). Other income for the three months ended September 30, 2009 was $1,717 compared $543 for the same period ended September 30, 2008. Other income for the nine months ended September 30, 2009 was $6,565 compared $3,542 for the same period ended September 30, 2008.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended September 30, 2009 was $101,609 compared to $347,103 for the three months ended September 30, 2008. The non-controlling interest portion of our net loss for the nine months ended September 30, 2009 was $288,377 compared to $666,913 for the nine months ended September 30, 2008.   This is due to the company’s reporting a smaller loss than in 2008 and therefore a smaller portion allocated to our minority interest holder.

COMPREHENSIVE (LOSS). Comprehensive loss includes the company’s net loss plus the currency translation gain (loss) for the period which was $(674,976) for the three months ended September 30, 2009 compared to $(2,065,657) for the same period ended September 30, 2008.  Comprehensive loss for the nine months ended September 30, 2009 and 2008 includes the company’s net loss plus the currency translation gain (loss) for the period which was $(1,802,488) and $(4,076,223) respectively.

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

PLAN OF OPERATION

Future Capital Contributions and Expenditures

Pursuant to the terms of the Earn In / Option Agreement, Goldgroup is to contribute and expend a total of $ 18 M. USD, to DynaMexico, on or before March 15, 2011.  As of September 30, 2009, the balance in capital to be contributed by Goldgroup is $9,070,094 USD.  The company expects these funds to be contributed by Goldgroup over the next 21 months, and with subsequent exploration expenditures by DynaMexico at SJG.  While this future contribution of Capital to DynaMexico would dilute the shares of DynaMexico; it will not dilute the shares of DynaResource, Inc.

Drilling Programs

Drilling re-commenced at SJG in October 2009.  A 20,000 Meter Drilling program has been  planned considering the results of the magnetic and IP surveys, and in consideration of the recent analysis of the structure and ore controls at SJG. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

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

Technical Report of Resources

In 2009-10, the Company expects DynaMexico to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of September 30, 2009.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2009, our Chief Executive Officer and Chief Financial Officer as of September 30, 2009, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at September 30, 2009.   Based on its evaluation, our management concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

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

Date: November 11, 2009