Form 10-K
period 2009-12-31
DYNARESOURCE INC
filed 2010-03-31
CIK 1111741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM    10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Number of preferred shares outstanding at March 25, 2010                   1,000

Number of common shares outstanding at March 25, 2010                    9,374,303

TABLE OF CONTENTS

PART I

ITEM 1	Description of Business	3
ITEM 2.	Description of Property	14
ITEM 3.	Legal Proceedings	18
ITEM 4.	Submission of Matters to a Vote of Security Holders	18

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholders Matters	19
ITEM 6.	Selected Financial Data	19
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
ITEM 8.	Financial Statements and Supplementary Data	30
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
ITEM 9A.	Controls and Procedures	31
ITEM 9B.	Other Information	32

PART III

ITEM 10.	Directors, Executive Officers and Corporate Government	33
ITEM 11.	Executive Compensation	35
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	37
ITEM 14.	Principal Accounting Fees and Services	37

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	38

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES		40

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired effective control of Mineras de DynaResource S.A. de C.V. (formerly Minera Finesterre, S.A. de C.V.) (“MinerasDyna”).  The Company owns  25% of MinerasDyna and acquired effective control by acquiring the option under agreement to purchase the remaining 75% of the Shares outstanding for the Company, for seventy five pesos (approximately $5.50 USD, as of December 31, 2009).  The agreement with other shareholders of MinerasDyna provided that they relinquish and forfeit any and all rights, interests and claims in and to the Corporation and in or to any of the rights or assets owned or controlled by the Corporation.  The Company exercised the option to acquire the remaining 75 % of MinerasDyna in January 2010; and it now owns 100 % of Mineras Dyna.

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

The San Jose de Gracia mining property surrounds the area of San Jose de Gracia, Sinaloa State, Mexico. San Jose de Gracia is located on the west side of the Sierra Madre Mountains, approximately 100 kilometers inland from Los Mochis, Sinaloa Mexico and approximately 200 Kilometers north of Mazatlan, Sinaloa. The SJG property (“SJG”) is described in more detail in this Form 10-K, under the Section titled “PROPERTY”.

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

DynaMexico, conducting activities through its operating sister companies MinerasDyna and DynaOperaciones, mined high-grade veins at the San Pablo area of SJG from mid 2003 to June 2006.  18,000 Oz. gold was produced and sold; from mined tonnage of 42,250 tons, at an average grade of approximately 20 g/t.  Production costs were reported at approx. < $ 175. / Oz. in this small scale, pilot production operation.

Mined Tonnage	42,250 tons
Production (Oz Au)	18,000 Oz
Average Grade	20 g/t
Recovery Efficiency (Plant)	85%
Recovery in Concentrate (Sales)	90%
Production Cost (Average, 4 Years)	$175 / Oz

The small scale mining and production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity / flotation processing circuit, and initial test runs with tailings were completed in 2002.  Actual mining at the higher grade San Pablo area of the property commenced in March 2003.  On an annual basis, The Company reported the following results of production activities from March 2003 through June, 2006:

•	Mined tonnage reported of 7,500, 13,500, 17,500 and 3,750; for years 2003, 2004, 2005 and 2006 respectively;

•	Average mined grades reported of 25 g/t, 25 g/t, 15 g/t and 12 g/t for years 2003, 2004, 2005 and 2006 respectively;

•	Production in ounces gold reported of 4,750, 7,500, 5,000 and 750 for years 2003, 2004, 2005 and 2006 respectively;

•	Expenses on an accrual basis of $ 733,626, $ 1,305,344, $ 1,485,482, and $ 494,422 for years 2003, 2004, 2005 and 2006 respectively;

•	Revenues on an accrual basis of $ 1,543,237, $ 3,259,041, $ 2,169,609 (less $ 375,110. in concentrate losses) and $ 1,647,665 for years 2003, 2004, 2005 and 2006 respectively;

•	Costs per ton reported of $ 97.81, $ 93.92, $ 87, and $ 131. for years 2003, 2004, 2005 and 2006 respectively;

•	Costs per ounce gold produced reported of $ 125, $ 125, $ 240 and $ 491 for years 2003, 2004, 2005 and 2006 respectfully;

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

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company negotiated and entered into the “Earn In / Option agreement with Goldgroup Resources Inc., Vancouver, BC, dated September 1, 2006.  The Terms of the Earn In / Option agreement provides for $ 18 M. USD financing, and exploration expenditures at SJG, by Goldgroup to DynaMexico, in exchange for Goldgroup’s earning of 50 % of the Shares of DynaMexico, while also providing for the involvement of proven industry professionals in the SJG project.  (See Earn In / Option Agreement.)

Material Agreements

Earn In / Option Agreement.

On September 1, 2006 the Company signed a “Stock Purchase and Earn In Agreement” (“Earn In”) between  DynaResource, Inc. (“DynaResource”), DynaResource de Mexico SA. de CV.  (“DynaMexico”), (“Seller”),  and Goldgroup Resources Inc., of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

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

Pursuant to the Earn-In agreement:

DynaResource attached the “SJG Title Opinion”, compiled by Urias Romero Y Asociados, Abraham Urias, Mazatlan, Sinaloa, with attachments and schedules; describing the status and position of DynaMexico and affiliated companies in Mexico, and confirming the 100 % ownership and status of the Mining Concessions comprising the SJG District in Sinaloa, Mexico;

DynaResource attached its Audited Consolidated Financial Statements at December 31, 2005;

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

Since the inception of the Earn In Agreement, and as of December 31, 2008, Goldgroup had deposited sufficient funds to complete Phases 1, 2 and 3 of the Agreement, and as a result, Goldgroup has received 25% of the outstanding common stock of DynaMexico.  As of December 31, 2009, Goldgroup had deposited $9,867,990 USD to DynaMexico, with approximately $103,024,033,  Mexican Pesos reported in qualified expenditures.

Phase 1, 2 and 3 of the Earn In / Option Agreement;  Activity and Results

In Phase 1 of the Earn In Agreement,  approximately 3,400 meters drilling was accomplished in 22 core drill holes (SJG 07-01 to SJG 07-22); as well as geochemical sampling and mapping, and data consolidation into Surpac Software.

In Phase 2 of the Earn In Agreement, approximately 5,500 meters was completed in 23 core drill holes (SJG 07-23 to 07-45).

In Phase 3 of the Earn In Agreement, approximately 15,150 meters was completed in 56 core drill holes (SJG 08-46 to SJG 08-101).

In Phase 4 of the Earn In Agreement, and at December 31, 2008, approximately 5,950 meters were completed in 25 core drill holes (through SJG 08-126).

Continuing with Phase 4 of the Earn In Agreement, in 2009 and at December 31, 2009, an additional 4,000 Meters was completed in 21 Drill Holes (through SJG 09-147.)

At December 31, 2009, a total of 34,000 meters drilling has been completed in 147 core drill holes, financed pursuant to the Earn In Agreement. (The “SJG Drill Intercepts Summary File”, describing the intercepts of all core drill holes, and including the previous drilling results of 1997-1998, is attached as Exhibit 99.1 to this Form 10 / K.)  Drilling Highlights by target area are described in the Management’s Discussion and Analysis, Item 7.

These drilling Results obtained through December 31, 2009 confirm extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results, which have begun to define an inferred resource in those areas.  Continuing Phase 4 drilling will be targeted at San Pablo, Tres Amigos, La Prieta, La Union and La Purisima.  In 2010, the Company expects DynaMexico to commission a 43-101 compliant report of the current “resources” defined at SJG.  (See Management’s Discussion and Analysis, Item 7).

In addition to the drilling and exploration activity conducted pursuant to the Earn In Agreement, three additional Mining Concessions have been claimed for the benefit of DynaMexico.  Title to these Concessions has been received by DynaMexico, which extends the SJG District by approximately 95,000 Hectares (to a Total of + 99,500 Hectares).

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

The price of gold is affected by numerous factors beyond the Company’s control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the market price of gold has fluctuated between approximately $411 and $1,212 per ounce. The volatility of gold prices represents a substantial risk which is impossible to fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, the Company might be unable to explore, develop, or produce revenue from its properties.

No Revenue

The Company suspended its production activity in June 2006; and currently receives no significant revenue. There is a risk that the Company would expend available cash and funding in exploration and administration costs, and would not be able to obtain further funding to continue its work.

In June 2006, production activities at SJG were suspended, in order to focus on the exploration of the vast SJG district.  Funds received by DynaMexico pursuant to the Earn In Agreement are segregated for exploration and related activities.  In addition, the Company maintains overhead in the US. and other costs which are not reimbursed. The Company and its subsidiaries have $1,640,548 in cash on hand, at December 31, 2009. The Company could incur exploration expenses and corporate expenses greater than the amount of available cash on hand.  The Company may need to raise additional funds in order to support its activities.   If the Company needs to raise additional capital, its common stock would be diluted.  Further, if the Company is unable to raise funds to meet its obligations, the value of its common stock may decline.

Substantial Control of Chairman / Preferred Shares

The Company’s Chairman and CEO owns 100% of the Preferred A  shares which give him the right to elect the majority of the board of directors and therefore he will always have substantial control over our business and may make decisions that are not in the best interest of all stockholders.

K.W. (“K.D.”)  Diepholz, the Company’s Chairman and CEO, owns 100% of the outstanding Class A Preferred Shares which gives him the authority to elect the majority of the Board of Directors. As a result, Mr. Diepholz will have the ability to control substantially all the matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.  Mr. Diepholz will also control the Company’s management and affairs. Accordingly, this concentration of control may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to take control of the Company, even if the transaction would be beneficial to other stockholders. This, in turn, could cause the value of the Company’s stock to decline.

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

The potential value of the Company’s mining property is directly related to the market price for gold. The price of gold may also have a significant influence on the market price of its common stock. If the Company obtains positive drill results and its property progresses to a point where a commercial production decision can be made, the decision to put a mine in production and to commit funds necessary for that purpose must be made long before any revenue is from production would be received. A decrease in the market price of gold at any time during future exploration and development may prevent the Company’s property from being economically mined or could result in the write-off of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the market price of gold has fluctuated between approximately $411 and $1,212 per ounce. The volatility of gold prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our property and produce revenue.

Potential Conflict with Shareholder (Goldgroup Resources Inc.)

The Management of the Exploration Activity at SJG is shared with Goldgroup, as described in the Earn In / Option Agreement.  There exists potential for conflicts over the plan of exploration and execution.

The Earn In / Option Agreement states: (1) a committee (the “Management Committee”) shall oversee the Expenditures and shall be comprised of 3 persons, one designated by DynaUSA (“DynaResource, Inc.”) and two designated by Goldgroup;  (2) The Board of DynaMexico shall oversee the keeping of DynaMexico in good standing and proper working order, and the Management Committee shall oversee the Expenditures and matters not related to keeping DynaMexico in good standing and proper working order; (3) All Expenditures shall be expended in accordance with a budget approved by the Management Committee prior to such expenditure; (4) The Management Committee shall be responsible for delivering quarterly reports to the Board of Directors of DynaMexico;  and (5) as soon as practicable after execution of this Agreement, DynaUSA shall cause DynaMexico’s board of directors to consist of three directors, two nominated by DynaUSA and one nominated by Goldgroup, unless and until Goldgroup timely completes Phase 4 of the Option, at which time the size of the board of directors shall be increased to five and DynaUSA and Goldgroup shall each appoint two directors and agree on a fifth member to be appointed.

This shared management has inherent risks as the parties may have different short or long-term objectives, goals, or financial position which could cause decisions which may not necessarily be in the best interest of our shareholders. This in turn, could cause the value of the Company’s common stock to be adversely affected.

Financing from Goldgroup Resources, Inc.

Exploration activity at the SJG property is financed pursuant to the Earn-In / Option Agreement with Goldgroup Resources Inc.  If Goldgroup fails to properly fund the Earn-In Agreement, or otherwise fails to complete the Earn-In Agreement, the Company would be required to obtain funding from other sources.  If the Company raises funds from other sources, it would be dilutive to existing shareholders.

Funding for the exploration activities at the SJG property is provided primarily from Goldgroup to DynaMexico under the Earn In / Option Agreement. There is no certainty that this funding will continue or that the Earn In/Option Agreement will be completed. Should the funding by Goldgroup cease, the Company would have to fund further exploration work through its own cash reserves, or obtain alternative financing. Any alternative funding could result in additional dilution to our current shareholders.

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

50 % of the Company’s Revenue from DynaResource de Mexico May be Owned by Goldgroup Resources Inc.

As of the Date of this Form 10-K, Goldgroup Resources Inc. has completed Phases I, II, and III of the Earn-In / Option Agreement, and as a result has been transferred 25 % of the Shares and ownership of DynaResource de Mexico.  Should Goldgroup complete Phase IV of the Earn In / Option Agreement (through the contribution and expenditure of an additional $8 M USD., as at December 31, 2009); Goldgroup would receive an additional 25 % of the shares and ownership of DynaResource de Mexico (Total of 50%).  In such case DynaResource, Inc. and its shareholders will only retain 50 % of the shares and ownership of DynaResource de Mexico.  Investors in the Company’s shares should be aware that any benefits to be derived from the ownership of DynaResource de Mexico would be shared 50 % with Goldgroup Resources.

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

Earn In / Option Agreement

On September 1, 2006 the Company signed a “Stock Purchase and Earn In Agreement” (“Earn-In”) between:  DynaResource, Inc. (“DynaResource”) and DynaResource de Mexico SA. de CV.  (“DynaMexico”), (“Seller”);  and Goldgroup Resources, Inc., of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

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

Since the inception of the Earn In Agreement, and as at December 31, 2009, Goldgroup had deposited $ 9,868,000. USD. to DynaMexico, with approximately $ 103,024,000. Mexican Pesos in qualified expenditures.

Approximately 34,000 Meters drilling has been completed in 2007 – 2009.  (Results of the drilling activity, including the results of previous drilling in 1997-’98, is attached in an “SJG Drill Intercepts Summary File”, as Exhibit 99.3 to our Form 10/A filed with the US Securities & Exchange Commission on February 26, 2009; and the file (updated to current) is also reported on the Company’s web site at www.dynaresource.com.)

DynaMexico continues to conduct exploration programs at SJG for the purpose of increasing inferred resources, and defining a larger mineable resource.  (See Management’s Discussion and Analysis, Item 7).

SJG Geology Report

The geologic summary of SJG below is taken from a foundational report, written in 2000-01, subsequent to the drilling activity of 1997 – 1998; but prior to the production activity of 2003 - 2006; and prior to the drilling activity of 2007 - 2009.  This report provides the basis for the exploration programs currently being conducted.

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

Recent Activity

Additional information regarding the San Jose de Gracia property, and all results of recent drilling activity can be viewed at the company’s website at www.dynaresource.com. Mineralized Intercepts of the core drilling is reported in an “SJG Drill Intercepts Summary File”, and attached to the Company’s Form 10/A filed with the US Securities & Exchange Commission on February 26, 2009 as Exhibit 99.3   Highlights of drilling activity by target area is described in Item 7, Management’s Discussion and Analysis.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On September 25, 2009, at the annual meeting of the shareholders, the following directors of the corporation were re-elected though 2011, in coordination with the provisions of the Earn In Agreement:

K.D. Diepholz - Chairman / CEO;
Charles Smith - Chief Financial Officer;
Melvin Tidwell - Director;

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is organized under the laws of Delaware, and its common stock is traded on the “pink sheets” under the symbol "DYNR".  The following table sets forth, for the periods indicated, the high and low bid quotations which set forth reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions.  No cash dividends on the Company common stock have been declared or paid since the Company's inception and no dividends are anticipated in the future. The Company had approximately 580 shareholders at December 31, 2009. This does not include shareholders that hold their shares in street name or with a broker.

Calendar Quarter Ending	High	Low
March 31, 2008	3.75	3.00
June 30, 2008	3.80	3.00
September 30, 2008	3.50	2.75
December 31, 2008	3.00	2.30
March 31, 2009	2.80	2.00
June 30, 2009	2.65	1.80
September 30, 2009	2.99	2.00
December 31, 2009	3.05	2.60

Item 6.   Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the next twelve months, the Company will continue to explore the San Jose de Gracia Property, through DynaMexico and operating subsidiaries in Mexico; primarily through continued drilling programs in selected areas of the property. Funds for exploration and drilling programs are expected to be contributed by Goldgroup to DynaMexico, pursuant to the Earn In Agreement; and then expended in accordance with approved plans and budget.  Corporate Costs and overhead will be paid with funds on hand in Company accounts. The Company believes it has sufficient cash on hand to pay its overhead expenses for the next two years.

Phase 1, 2, 3 and 4 of the Earn In / Option Agreement;   Activity and Results

In the following summary, activity is described as phases of the Earn In Agreement, Phases I, II, III and IV; and the phases do not correlate with the calendar quarters.

In Phase 1 of the Earn In Agreement,   approximately 3,400 meters drilling were completed in 22 core drill holes (SJG 07-01 to SJG 07-22) ; as well as geochemical sampling and mapping, and data consolidation into Surpac Software.

In Phase 2 of the Earn In Agreement, approximately 5,500 meters were completed in 23 core drill holes (SJG 07-23 to 07-45).

In Phase 3 of the Earn In Agreement, approximately 15,150 meters were completed in 56 core drill holes (SJG 08-46 to SJG 08-101).

In Phase 4, at December 31, 2008, approximately 5,950. meters were completed in 25 core drill holes (through SJG 08-126).

In Phase 4 continuing, and at December 31, 2009, approximately 4,000 meters were completed in 21 core drill holes (through SJG 09-147).

At December 31, 2009, a total of 34,000 meters drilling were completed in 147 core drill holes, financed pursuant to the Earn In Agreement. The “SJG Drill Intercepts Summary File” describes the intercepts of all core drill holes, and including the previous drilling results of 1997-1998, attached hereto as Exhibit 99.1

Drilling Highlights by specific target area of SJG:

San Pablo:

•	SJG 07-07;	5 M. of 10.07 g/t., Including 2 M. of 24.55 g/t.; With Credits;

•	SJG 07-08;	7.2 M. of 2.64 g/t., Including 3.8 M. of 4.77 g/t., Including 2.3 M. of 7.258g/t.;

•	SJG 07-09; 2.1 M. of 7.2 g/t.; And, Deeper Zone of 5.50 M. of 4.94 g/t., Including 3.15 M. of 8.33 g/t.; with New Zone in Sediments;

•	SJG 07-12;	7.1 M. of 6.40 g/t., Including 4.2 M. of 10.39 g/t., And, Including 1.1 M. of 15.63 g/t.; And, Including 1.6 M. of 11.292 g/t.;

•	SJG 07-23 (60 Degree Hole); 7 M. of 2.11 g/t., Including 1.4 M. of 9.16 g/t., with Copper Credits;

•	SJG 07-26;	3.7 M. of 2.45 g/t. (3.55 g/t. AU Equivalent), Including 1.9 M of 4.054 g/t.; And, 8.4 M. of 8.43 g/t., Including 4.1 M. of 16.82 g/t., with Copper Credits, And, Including 1.9 M. of 34.433 g/t.;

•	SJG 07-27;	6.1 M. of 13.16 g/t. (15.40 g/t. AU Equivalent), Including 3.8 M. of 19.25 g/t., And Including 1.95 M. of 21.789 g/t., Including 1.8 M. of 17.646 g/t.;

•	SJG 07-28;	5.3 M. of 2.05 g/t. (2.29 g/t. AU Equivalent), Including 2.3 M. of 3.902 g/t., with Zinc Credits, Including 1.1 M. of 5.4 g/t.;

•	SJG 07-29;	1.2 M. of 6.331g/t., with Copper Credits; 1.7 M. of 26.235 g/t., with Copper Credits; And, 1.4 M. of 2.707 g/t.;

•	SJG 07-30;	1.6 M. of 5.98 g/t. (6.50 g/t AU Equivalent), with Copper and Zinc Credits; .9 M. of 4.22 g/t. (6.35 g/t. AU Equivalent), with Copper Credits;

•	SJG 07-31;	8.30 M. of 49.50 g/t., Or, 7.5 M. of 53.98 g/t.; Including 5.35 M. of 75.695 g/t., ; Including 3.8 M. of 106.77 g/t., ; Including 1.5 M. of 240.61 g/t;, with Copper and Zinc Credits;

•	SJG 07-34;	2.2 M. of 1.028 g/t.;

•	SJG 08-48;	13.60 M. of 3.09 g/t., Or, 11.04 M. of 3.840 g/t.; Including 3.68 M. of 6.62 g/t.; And Including 1.84 M. of 7.758 g/t.; with Copper Credits;

•	SJG 08-51;	14.20 M. of 14.91 g/t., Including 10.78 M. of 19.44 g/t.; Or Including 9.05 M. of 23.12 g/t.; And, Including 3.50 M. of 42.32 g/t; with Copper Credits;

•	SJG 08-60;	9.1 M. of 5.02 g/t., Including 7.1 M. of 6.27 g/t., And, Including 2.2 M. of 17.315 g/t and Including 1 M. of 26.8 g/t.; with Copper Credits;

•	SJG 08-89;	3.8 M. of 2.64 g/t., Including 1.3 M. of 4.520 g/t;

•	SJG 08-90;	6.7 M. of 3.564 g/t, Including 1.2 M. 0f 11.69 g/t;, And, Including .6 M. of 16.18 g/t; Including .6 M of 7.210 g/t; With Credits;

•	SJG 08-91;	2 M. of 17.530 g/t.;

•	SJG 08-92;	4.2 M. – 6.10 g/t; Including 1 M. of 23.314 g/t; And, 4.1 M. of 1.38 g/t; Including 2.3 M. of 2.1 g/t.; And, 4.9 M. of 3.02 g/t., Including .4 M. of 30.445 g/t;; And, .5 M. of 14.719 g/t.;

•	SJG 08-93;	5.8 M., Including .4 M of 28.53 g/t;.;

•	SJG 08-96;	2.1 M. of 2.22 g/t., Including .55 M. of 4.750 g/t;

•	SJG 08-97;	4.3 M. of 8.68 g/t;, Including 2.1 M. of 17.05 g/t; with Copper and Zinc Credits;

•	SJG 08-98;	.5 M. of 2.165 g/t.;

•	SJG 09-131;	1.10 M. of 28.25 g/t (29.16 AU Equivalent); 1.75 M. of 7.18 g/t (9.27 AU Equivalent); 1.30 M. of 6.97 g/t (7.75 AU Equivalent);

•	SJG 09-132;	.50 M. of 7.1 g/t (11.20 AU Equivalent); 2.05 M of 4.08 g/t (4.97 AU Equivalent); .50 M. of 2.86 g/t (4.05 AU Equivalent);

•	SJG 09-133;	6.25 M. of 6.49 g/t (6.83 Au Equivalent), including 1.55 M. of 24.23 g/t; 2.07 M. of 3.57 g/t (3.78 AU Equivalent);

•	SJG 09-134;	.55 M. of 2.105 g/t (3.04 Au Equivalent); 2.48 M. of 4.33 g/t (5.11 Au Equivalent); .80 M. of 3.37 g/t (3.74 Au Equivalent);

•	SJG 09-135;	4.42 M. of 3.63 g/t (5.35 AU Equivalent), including 1 M. of 8.96 g/t.;

•	SJG 09-136;	2 M. of .611 g/t (.71 AU Equivalent);

•	SJG 09-138;	5.46 M. of 4.97 g/t (5.35 AU Equivalent), including 2.97 M. of 8.80 g/t.;

•	SJG 09-139;	.71 M. of 8.79 g/t; 5.50 M. of 20.51 g/t, Including 3.12 M of 34.91 g/t; And, Including 1.80 M. of 58.05 g/t.; And, Including .92 M. of 104.10 g/t;

•	SJG 09-140;	3.32 M. of .82 g/t, including 1.66 M. of 1.42 g/t; 5.24 M. of 2.15 g/t, including 1.14 M. of 6.4 g/t.

Company Management believes the recent drilling at San Pablo has defined a sizeable Inferred Resource, using a Cut Off grade of 2 g/t., with an average grade of + 8 g/t.; which is expected to be further defined into a mineable resource.  Infill drilling and further extensions to San Pablo area are projected for 2010.  A 43-101 compliant Technical Report is planned in 2010 and which is expected to confirm the Company’s estimates.

Northwest Down Dip of Tres Amigos

•	SJG 08-110;	3.40 M. of 1.72 g/t.; 1.40 M. of 1.829 g/t.; 2.80 M. of 2.34 g/t. (2.68 AU Equivalent); Including .70 M. of 8.6 g/t.; And, 1.8 M. of 2.63 g/t. (2.95 g/t. AU Equivalent);

•	SJG 08-111;	1.50 M. of 1.008 g/t. (1.10 g/t. AU Equivalent); And, 4.8 M. of 1.89 g/t. (2.56 g/t. AU Equivalent); Including .90 M. of 5.86 g/t.;

•	SJG 08-112;	2.80 M. of 1.61 g/t. (2.06 g/t. AU Equivalent); And, .70 M. of .752 g/t. (1.62 g/t. AU Equivalent).;

•	SJG 08-113;	1.60 M. of 13.66 g/t. (14.17 g/t. AU Equivalent); And, 6.30 M. of 1.99 g/t. (2.19 g/t. AU Equivalent); Including 3.10 M. of 3.45 g/t.;

•	SJG 08-114;	5.3 M. of 2.91 g/t. (3.13 g/t. AU Equivalent); including 1.7 M. of 8.32 g/t.;

•	SJG 08-115;	1.5 M. of 3.40 g/t (4.60 AU Equivalent); And, 9.40 M. of 5.15 g/t.; Including 5.7 M of 8.37 g/t.; And, Including 2.1 M. of 9.48 g/t.; And, Including 1.7 M. of 12.96 g/t;

•	SJG 08-116;	2.1 M of 2.96 g/t. (3.79 g/t. AU Equivalent); And, 9.80 M. of 7.74 g/t. (8.02 g/t. AU Equivalent); Including 3.3 M. of 21.28 g/t.; And, Including 1.6 M. of 33.859 g/t.;

Southwest Tres Amigos towards La Cecena;  Extending Tres Amigos SW towards LA Cecena:

•	SJG 08-117;	1.7 M. of 4.674 G/T. (5.23 g/t. AU Equivalent); And, 3.70 M. of 2.44g/t. (3.01 g/t. AU Equivalent);

•	SJG 08-118;
5.46 M. of 4.25 g/t. (7.85 g/t. AU Equivalent);  Including 2. M of 7.20 g/t., And Including 1. M. of 9.6 g/t;  And, .83 M. of 1.169 g/t. (1.87 g/t. AU Equivalent);  And, 3.13 M. of 4.97 g/t. (6.33 g/t. AU Equivalent);  Including 1.08 M. of 13.415 g/t.;  And, 1.2 M. of 2.214 g/t.;

1997 – 1998 Drilling at Tres Amigos:

•	’97-01:	7 M. of 3.66 g/t., Including 2.5 M. of 7.15 g/t., and Including 1 M. of 11.09 g/t.,;

•	’97-02:	18.5 M. of 3.53 g/t., Including 10 M. of 3.86 g/t., and Including 3.5 M. of 6.85 g/t., and Including 1.5 M. of 12.23 g/t.;

•	’97-03:	4. M. of 4.13 g/t., Including 2 M. of 7.22 g/t.;

•	’97-05:	1.9 M. of 3.62 g/t.;

•	’97-06:	1.85 M. of 6.47 g/t.;

•	’97-07:	10 M. of 3.42 g/t., Including 2.15 M. of 6.82 g/t.; And, 14.3 M. of 2.41 g/t; Including 2.34 M. of 8.67 g/t.;

•	’97-09:	2.7 M. of 2.76 g/t; Including 1.5 M. of 4.15 g/t.; And, 2 M. of 13.53 g/t.;

•	’97-10:	7.6 M. of 2.36 g/t., Including 4.6 M. of 3.81 g/t; and, Including 1.5 M. of 10.28 g/t.;

•	’97-11:	9.5 M. of 2.83 g/t., Including 1.5 M. of 15 g/t.;

•	’97-12:	3.5 M. of 4.75 g/t., Including 1.7 M. of 8.58 g/t.; And, 3.5 M. of 2.44 g/t.;

•	’97-13:	27.5 M. of 9.94 g/t.; Including 4.5 M. of 54.26 g/t., and Including 2. M. of 85.72 g/t.;

•	’97-14:	1.2 M. of 3.59 g/t;

•	’97-35:	16.5 M. of 2.11 g/t., Including 6. M. of 8.84 g/t., and Including 2 M. of 14.42 g/t.;

•	’97-36:	2 M. of 3.28 g/t.; And, 3.6 M. of 4.04 g/t., Including 2 M. of 6.41 g/t.;

•	’97-37:	1.3 M. of 11.97 g/t.; ;

•	’97-39:	6.8 M. of 13.2 g/t., Including 3 M. of 29.5 g/t., Including 1.5 M. of 51.47 g/t.;

•	’97-40:	2. M. of 14.88 g/t.; And, 6 M. of 4.16 g/t; Including 2 M. of 10.81 g/t.; And, 8 M. of 3.86 g/t; Including 6 M. of 5.02 g/t; And, Including 4 M. of 7.21 g/t.; And, Including 2 M. of 8.95 g/t;

•	’97-41:	10 M. of 2.56 g/t; Including 4 M. of 4.4 g/t., Including 2 M. of 5.15 g/t.;

•	’97-42:
4 M. of 3.04 g/t;  Including 2. M. of 5.17 g/t.;  And, 18. M. of 1.88 g/t;  Including 2.3 M. of 3.43 g/t;  and, Including 2 M. of 3.8 g/t; and Including 2 M. of 3.36 g/t;  And, 12 M. of 2.46 g/t;  Including  4.5 M. of 5.06 g/t.;  and, Including 1.5 M of 6.69 g/t;

•	’97-43:	1.3 M. of 4.23 g/t.;

•	’97-44:	6 M. of 2.91 g/t; Including 2. M. of 7.78 g/t.; And, 12 M. of 1.71 g/t; Including 2 M. of 5.18 g/t.; And, 14.8 M. of 1.47 g/t; Including 1.3 M. of 7.06 g/t.;

•	’97-45:	14 M. of 5.35 g/t; Including 2 M. of 31.35 g/t.; And, 14 M. of 2.38 g/t; Including 2 M. of 12.32 g/t.;

•	’97-47:	7.06 M. of 7.63 g/t., Including 1.55 M. of 23.10 g/t.;

•	’97-50 (La Cecena):	2 M. of 5.02g/t.; 5 M. of 3.92 g/t., Including 2. M. of 8.53 g/t.;

Company Management believes the 1997 – 1998 Drilling at Tres Amigos, and the recent drilling in 2008 and 2009, has defined a sizeable Inferred Resource at Tres Amigos which is expected to  be further defined into a mineable resource.  Infill drilling and further extensions to Tres Amigos are projected for 2010.  A 43-101 compliant Technical Report is planned in 2010.

La Cecena (Approximately 350 Meters Southwest of the NE Tres Amigos Area):

•	SJG 08-102;	7.87 M. of 2.75 g/t. (3.02 g/t. AU equivalent); Including 2.54 M. of 6.49 g/t.; And, Including .58 M. of 11.527 g/t.; And, 3.25 M. of 3.91 g/t (4.16 AU Equivalent); Including 1.50 M of 7.927 g/t.;

•	SJG 08-103;	1.2 M. of 4.911 g/t.; And, 1.1 M of 2.564 g/t.;

•	SJG 08-104;	2.8 M of 13.32 g/t. (16.24 g/t. AU Equivalent); Including 1.4 M. of 26.20 g/t.;

Company Management believes the La Cecena will be further defined as the continuation of the NE Tres Amigos, thereby extending NE Tres Amigos Area  + 350 Meters to the southwest.

La Purisima:

•	SJG07-21;	8 M. of 20.67 g/t., Including 6 M. of 26.89 g/t., Including 2.1 M. of 76.33 g/t.;

•	SJG 07-35;	4.4 M. of 1.54 g/t., Including 2.2 M. of 2.736 g/t.; And, 1.75 M. of 1.74 g/t;

•	DDH 07-36;	1.42 M. of 4.319 g/t.;

•	SJG 07-37;	4.45 M. of 3.07 g/t., Including 2.2 M. of 5.004 g/t.;

•	SJG 07-39;	2.05 M. of 2.479 g/t.; And, 4.2 M. of 8.55 g/t., Including 3.25 M. of 10.89 g/t.; And, Including 1.90 M. of 16.675 g/t.;

•	SJG 07-40;	.8 M. of 2.43 g/t.; And, 1.8 M. of 1.763 g/t.;

•	SJG 07-42;	5.9 M. of 1.85 g/t., Including 2.2 M. of 3.316 g/t.; And, 1.1 M. of 3.475 g/t.;

•	SJG 08-63;	.4 M. of 11.694 g/t.;

•	SJG 08-68;	1.6 M. of 18.26 g/t., Including 1 M. of 23.9t;

•	SJG 08-70;
11.1 M. of 1.83 g/t., Including 2.3 M. of 5.190 g/t., And, Including 1.10 M. of 9.434 g/t.; And, 1.50 M. of 4.15 g/t., Including .25 M. of 16.274 g/t.;  And, .2 M. of 4.292 g/t.,  Including Zinc Credits;

•	SJG 08-82;	1.70 M. of 18.218 g/t.;

•	SJG 08-84;	.36 M. of 39.5 g/t.; .17 M. of Zinc Credits;

Company Management believes the recent drilling at La Purisima in 2007-9, has defined a sizeable Inferred Resource at La Purisima, which is expected to be further defined into a mineable resource.  Infill drilling and further extensions to La Purisima are projected for 2010. A 43-101 compliant Technical Report is planned in 2010.

La Union:

•	’92-27;	1 M. of 9 g/t;

•	“97-29;	3.1 M. of 4.53 g/t;

•	’97-30;	.5 M. of 12.92 g/t; And, 10.1 M. of 1.68 g/t, and Including 1.5 M. of 6.04 g/t;

•	’97-31;	6.8 M. of 1.94 g/t; Including 4 M. of 2.85 g/t;

•	’97-33;	4 M. of 1.9 g/t; And, 4.3 M. of 1.3 g/t;

•	’97-34;	2 M. of 8.9 g/t;

•	SJG 08-61;	4.5 M. of 1.66 g/t. (2.85 g/t AU Equivalent), Including 1.10 M. of 2.446 g/t.; And, Including 1.3 M. of 3.183 g/t.; And, .4 M. of 9.38 g/t; Including Copper Credits;

•	SJG 08-72;	4.3 M. of 1.13 g/t. (1.68 g/t. AU Equivalent), Including 1.10 M. of 2.475 g/t. and Including 1 M. of 1.635 g/t.;

•	SJG 08-76;
4.8 M. of 16.23 g/t. (17.44 g/t. AU Equivalent), Including  2 M. of 38.100  g/t., And Including 1.40 M. of 51.340 g/t., and Including .7 M. of 77. g/t;  With Copper and Zinc Credits;  And, 2.7 M. of 1.69 g/t. (2.08 g/t. AU Equivalent), Including .3 M. of 7.875 g/t.;

•	SJG 08-80;	3.10 M. of 4.801 g/t., Including 1.50 M. of 7.372 g/t.; And, 1.10 M. of 3.169 g/t.;

•	SJG 08-120;	1.65 M. of 2.179 g/t.; And, .42 M. of 1.93 g/t.;

•	SJG 08-122;	.50 M. of 2.076 g/t.; And, .50 M. of 25.75 g/t; And, .95 M. of 1.94 g/t.;

•	SJG 09-143;	1.4 M. M. of 12.08 g/t;

•	SJG 09-144;	3.78 M. of 1.63 g/t, Including 1.35 M. of 2 g/t;

Company Management believes the recent drilling at La Union in 2007-9, has defined a sizeable Inferred Resource at La Union, which is expected to be further defined into a mineable resource.  Infill drilling and further extensions to La Union are projected for 2010. A 43-101 compliant Technical Report is planned in 2010.

Palos Chinos:

•	’97-63;	27.8 M of 2.3 g/t; Including 17.30 M. of 2.81 g/t; And, Including .7 M. of 9.25 g/t; And, Including 2.7 M. of 8.45 g/t;

•	SJG 07-02;	.75 M. of 17.5 g/t.;

•	SJG 07-16;	7.7 M. of 1.86 g/t., Including 4.35 M. of 3.09 g/t., Including 2.15 M. of 5.2 g/t.;

Other Target Areas at SJG remain virtually unexplored:

•	La Prieta;

•	Rudolpho;

•	Rosario;

•	Argillic Zone;

These drilling Results obtained through Phases 1, 2, 3, and continuing in Phase 4 confirm extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. Specifically, San Pablo, La Purisima, Tres Amigos, La Cecena, and La Union areas have reported significant results. (See description of drilling highlights by target area above). The Company believes that sizeable inferred resources have been defined at San Pablo, Tres Amigos, La Union and La Purisima. Further Phase 4 drilling will be targeted at Tres Amigos, La Prieta, La Union, La Purisima, and San Pablo. In 2010, the Company expects to commission a 43-101 compliant report of the Resources defined at SJG.

Current Activity and Future Plans

The Company expects to continue drilling activity as above, and as funded pursuant to the Earn In Agreement. Further drilling in expected to continue to increase and define inferred Gold resources.

Concessions Area of District

In addition to the drilling and exploration activity, three additional Mining Concessions have been acquired.  Titles to these Concessions have been received, and the acquisitions extend the SJG District by approximately 95,000 hectares (to a total of + 99,500 hectares).

Employees and Consultants

The Company maintains approximately 28 employees. Three employees are corporate officers and work in the corporate office in the United States.  Other employees are maintained through DynaOperaciones in Mexico.  The company also retains legal counsel in the US, legal counsel in Mexico, and it retains as consultants a senior geologist and junior geologist in Mexico.

Fourth Quarter

In the fourth quarter 2009, drill holes # 127 – 147 were drilled for a total of 4,000 meters. In the year ended December 31, 2009, approximately $ 282,976. was expended on core drilling expenses (Driller only) compared with approximately $ 2,650,000 in the year ended December 31, 2008.

Revenues and Expenses:

The Company conducted a mining and milling operation from March 2003 through June, 2006. This activity was suspended in order to focus efforts on the exploration of the vast SJG District. The Company reported no revenue in 2009, 2008 and 2007. The Company does not expect any revenues from mining and production in 2010.   The Company earned minimal revenue during 2009 for exploration services performed for a related party.

The Company’s production and exploration costs were $1,577,996 and $4,490,898 for the years ended December 31, 2009 and 2008 respectively. The decrease in expenses in 2009 was a result of the decreased drilling exploration work financed by the Earn-In / Option Agreement as a good portion of the year was spent performing IP and structural analysis and commissioning report related to those.

The Company's operating expenses included two categories, a) depreciation and amortization, and b) general and administrative expenses. The general and administrative expense was $1,743,717 for the year ended December 31, 2009 compared to $1,685,998 for the year ended December 31, 2008. Included in these amounts was depreciation and amortization of $141,571 and $161,006 in 2009 and 2008 respectively and common stock issued for services of $146,250 and $430,101 in 2009 and 2008 respectively.

Other income and expenses included interest income for the year ended December 31, 2009 of $7,892 compared with $ 3,066 for the year ended December 31, 2008.  Additionally, we had other income of $0  in 2009 compared to $2,104 in 2008.

Noncontrolling Interest

Under the terms of the Earn In Agreement, Goldgroup Resources, Inc. (Goldgroup), throughout 2009, had earned and owned a 25% interest in DynaResource de Mexico, S.A. de C.V. (DynaMexico), the applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the year ended December 31, 2009 and 2008 the portion of the loss attributable to Goldgroup was $454,990 and $934,734 respectively.

Currency Translation Income / Loss

The currency translation gain / (loss) was $341,500 and $(1,825,230) in the years ended December 31, 2009 and 2008 respectively. This charge is caused by the fluctuation of the exchange rate between the United States dollar and the Mexican peso. It was significant in the year 2008 since the Mexican peso lost a lot of value against the dollar in 2008 and regained some of that back in 2009.

The Company’s comprehensive loss before noncontrolling interest for the year ended December 31, 2009 and 2008 was ($2,476,177) and ($7,062,222) respectively. The decrease in the loss is attributed to the decrease in exploration activities and costs.

Plan of Operation

The Plan of operation for the next twelve months includes the continuation of the drilling and exploration programs at San Jose de Gracia.  Under the Earn In agreement, Phase 4 exploration activities continue, with a Budget of approximately $ 8 M. USD to be expended over the next 15 months.  Financing from the Earn In Agreement provides for 100% of the current exploration and related costs at SJG.  The Company is required to fund its general and administrative expenses in the US.

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

Capital Expenditures

The Company’s primary activities relate to the exploration of SJG property.  100% of the exploration and related costs are provided by Goldgroup Resources, Inc. to DynaMexico pursuant to the Earn-In / Option Agreement. Exploration drilling continues at SJG in order to further define mineralization and ore bodies and resources.  Drilling services are contracted by MinerasDyna, the operating entity, to drilling contractors. The Company does not foresee significant capital purchases in 2010.  Any capital purchases necessary for the exploration activity are the responsibility of DynaMexico, with costs accounted to the segregated exploration account and financed by Goldgroup.  Miscellaneous costs could be paid from funds on hand of DynaMexico, MinerasDyna, DynaOperaciones, or DynaResource, Inc.

Liquidity and Capital Resources

As of December 31, 2009, the Company maintained working capital of $1,944,711, comprised of current assets of $2,028,614 and current liabilities of $83,903. This represents a decrease of $644,034 from the working capital maintained by the Company of $2,588,745 at December 31, 2008.

Net cash used in operations for the year ended December 31, 2009 decreased to $3,040,822 from $5,610,756 for the year ended December 31, 2008.  The decrease was due to the decrease in expenses for exploration, which includes drilling and all support services.

Cash used for purchase of fixed assets was $69,192 and $130,170 for the years ended December 31, 2009 and 2008 respectively.

Cash provided financing activities for the year ended December 31, 2009 was $2,559,257 compared to $7,845,052 for the year ended December 31, 2008. The main category changes include Goldgroup deposits under the Earn In / Option Agreement of $1,699,981 and $4,800,000 for 2009 and 2008 respectively and comprehensive income of $(169,256) and $1,533,082 for 2009 and 2008 respectively.

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

Item 8. Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2009 and 2008. The financial statements as of December 31, 2009 and 2008, of the Company included in this Form 10-K have been audited by The Hall Group, CPAs, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2009.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2009.

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2009 and 2008.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2009, our Chief Executive and Chief Financial Officer as of December 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified no material weakness in our internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2009.   Based on its evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective and contained no material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Held Since
K. W. (K.D.) Diepholz 1303 Regency Court Southlake, Texas 76092	52	Chairman of The Board, CEO, Treasurer	May 1995 May 1997

Charles Smith 709-B West Rusk #580 Rockwall, Texas 75087	52	Chief Financial Officer, Secretary and Director	May 2005

Melvin E. Tidwell 4804 Piccadilly Place Tyler, Texas 75703	64	Director	May 1994

Bradford J. Saulter 7618 Straits Lane Rowlett, Texas 75088	48	Vice President – Investor Relations	May 1998

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

Item 11.  Executive Compensation

The following officers received the following compensation for the years ended December 31, 2009 and 2008. These officers do not have employment contracts with the company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation	All other compensation *

K.W. Diepholz CEO, President	2009 2008	$225,000 $180,000	None None	None None	None None	None None	None None	$ 85,757. $167,500

Charles Smith CFO, Secretary	2009 2008	$60,000 $48,000	None None	None None	None None	None None	None None	$ 2,500 None

Bradford J. Saulter VP – Investor Relations	2009 2008	$60,000 $60,000	None None	None None	None None	None None	None None	$ 8,000. $ 2,500.

* The Company paid consulting fees to Dynacap Group, Ltd. As disclosed in the financial statements.  This remuneration was paid from the funds received by Dynacap.

	Option Awards					Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested

K.W. Diepholz CEO, President	None	None	None	N/A	N/A	None

Charles Smith CFO, Secretary	None	None	None	N/A	N/A	None

Melvin Tidwell Director	None	None	None	N/A	N/A	None

Bradford J. Saulter VP – Investor Relations	None	None	None	N/A	N/A	None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of December 31, 2008.  The following table sets forth the information based on 9,374,303 common shares issued and outstanding as of December 31, 2009.

COMMON STOCK	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	1303 Regency Court Southlake, Texas 76092	1,447,500	15.44%

Common Stock	Charles Smith CFO; Secretary; Director	709-B West Rusk #580 Rockwall, Texas 75087	221,150	2.36%

Common Stock	Children of Charles Smith, through Smith First Family LP.; Andrew Smith, GP CFO; Secretary; Director	4247 Clairmont Birmingham, AL 35222	231,250	2.47%

Common Stock	Melvin E. Tidwell Director;	4804 Picadilly Place Tyler, Texas 75703	73,012	0.78%

Common Stock	Bradford J. Saulter VP., Investor Relations	7618 Straits Lane Rowlett, Texas 75088	96,833	1.03%

Common Stock	Dale Langenderfer Shareholder;	3407 Oak Alley Court #402 Toledo, Ohio 43606	479,030	5.11%

	All Officers, Directors And Beneficial owners as a Group (5 Persons)		2,548,775	27.19%

None of the Shares described above are subject to options which are either (a) vested, or, (b) will vest within 60 days.

The officers and directors and those 5 % beneficial owners held the following options as of December 31, 2009:

None

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Company has paid cash remuneration for services to Dynacap Group Ltd., a private consulting firm.   Mr. K.W. Diepholz - Chairman and CEO of the Company and Mr. Charles Smith, Chief Financial Officer, are the Managers of Dynacap Group, Ltd.

The Company has paid cash compensation as follows, to related parties or officers during the years ended December 31, 2009 and 2008:

In 2009, the Company paid $ 123,758 to Dynacap Group, Ltd. for consulting and other fees;
In 2008, the Company paid $ 170,000 to Dynacap Group, Ltd. for consulting and other fees.

20,000 shares were issued to officers and/or directors in 2009.   No Shares were issued to officers or directors in 2008.

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

Item  14.   Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 was $48,662 and $30,600, respectively.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets the requirements for filing on Form 10-K and authorized this Registration Statement to be signed on its behalf by the undersigned, in the City of Irving, State of Texas, on March 30, 2010.

DynaResource, Inc.

By:  /s/  K.W. (“K.D.”) Diepholz
K.W. Diepholz, President

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons, in the capacities and on the dates stated.

Signature	Title	Date

/s/ K.W. (“K.D.” Diepholz	President and Chairman of the Board	March 30, 2010
K.W. (“K.D.”) Diepholz

/s/ K.W. (“K.D.”) Diepholz	Chief Executive Officer	March 30, 2010
K.W. (“K.D.”) Diepholz

/s/ Charles Smith	Chief Financial Officer	March 30, 2010
Charles Smith

/s/ Charles Smith	Chief Accounting Officer	March 30, 2010
Charles Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
DynaResource, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity  and cash flows for the years ended December 31, 2009 and 2008 and for the period since reentering the Exploration Stage (January 1, 2007) through December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of DynaResource, Inc.’s internal control over financial reporting as of December 31, 2009 and 2008 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DynaResource, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period since reentering the Exploration Stage (January 1, 2007) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

March 24, 2010

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,640,508	$2,339,561
Foreign Tax Receivable	120,210	163,289
Accounts Receivable – Related Party	50,760	50,225
Other Current Assets	217,136	138,773
Total Current Assets	2,028,614	2,691,848

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $524,424 and $430,110)	350,828	386,075
Mining Properties (Net of Accumulated Amortization of $390,953 and $343,696)	4,312,414	4,359,671
Total Fixed Assets	4,663,242	4,745,746

Other Assets:
Note Receivable from Affiliate	500,000	0
Deposits	6,666	5,788
Total Other Assets	506,666	5,788
TOTAL ASSETS	$7,198,522	$7,443,382

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$40,586	$96,970
Accrued Expenses	43,317	6,133
Total Liabilities	83,903	103,103
Long-Term Liabilities	0	0

Equity: Preferred Stock, $1.00 par value, 10,000 shares authorized
1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common Stock, $0.01 par value, 12,500,000 shares authorized
9,374,303 and 9,073,913 shares issued and outstanding	93,743	90,739
Preferred Rights	40,000	40,000
Additional Paid In Capital	25,475,425	22,774,071
Treasury Stock	(2,385)	(47,790)
Common Stock Subscription Receivable	0	(125,000)
Other Comprehensive Income	1,405,537	1,574,793
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(12,851,441)	(10,375,264)
Total DynaResource, Inc. Stockholders’ Equity	8,159,363	7,930,033
Noncontrolling Interest	(1,044,744)	(589,754)
TOTAL EQUITY	7,114,619	7,340,279
TOTAL LIABILITIES AND EQUITY	$7,198,522	$7,443,382

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
through December 31, 2009

	2009	2008	Cumulative Since Reentering the Exploration Stage (Jan 1, 2007) through December 31, 2009

REVENUES	$41,074	$0	$41,074

EXPLORATION COSTS (exclusive of depreciation and amortization shown separately below)	1,577,996	4,490,898	8,166,272
GROSS PROFIT (DEFICIT)	(1,536,922)	(4,490,898)	(8,125,198)

OPERATING EXPENSES
Depreciation and Amortization	141,571	161,006	448,968
Stock Issued for Services	146,250	430,101	685,938
General and Administrative	1,455,896	1,094,891	3,417,712
TOTAL OPERATING EXPENSES	1,743,717	1,685,998	4,552,618

NET OPERATING INCOME (LOSS)	(3,280,639)	(6,176,896)	(12,677,816)

OTHER INCOME (EXPENSE)
Portfolio Income	7,892	3,066	17,585
Other Income	0	2,104	2,104
TOTAL OTHER INCOME (EXPENSE)	7,892	5,170	19,689

NET INCOME (LOSS) BEFORE INCOME TAXES	(3,272,747)	(6,171,726)	(12,658,127)

Provision for Income Taxes (Expense) Benefit	0	0	38,259
NET INCOME (LOSS)	$(3,272,747)	$(6,171,726)	$(12,619,868)
Net Loss Attributable to Non-Controlling Interest	454,990	934,734	1,389,724
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(2,817,757)	(5,236,992)	(11,230,144)

Currency Translation Gain (Loss)	341,580	(1,825,230)	(1,621,297)

COMPREHENSIVE LOSS BEFORE NONCONTROLLING
INTEREST	(2,476,177)	(7,062,222)	(12,851,441)
Comprehensive Loss (Income) Attributable to Non-Controlling
Interest	(74,857)	418,617	343,760
COMPREHENSIVE LOSS ATTRIBUTABLE TO
DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(2,551,034)	$(6,643,605)	$(12,507,681)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average Shares Outstanding Basic and Diluted	9,094,458	8,374,792
Income (Loss) per Common Share, Basic and Diluted	$(0.33)	$(0.79)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008

	Preferred		Common		Preferred	Additional Paid In	Treasury	Common Stock Subscription	Other Compre- hensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Receivable	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2008	1,000	$1,000	8,276,824	$82,768	$40,000	$15,874,681	$(7,500)	$0	$41,711	$(6,002,516)	$(3,313,042)	$6,717,102

Sale of Common Shares			21,880	219		109,181						109,400
Exercise of Common Stock Options			625,144	6,251		1,571,609						1,577,880
Issuance of Common Shares for Services			150,065	1,501		428,600						430,101
Repurchase of Common Stock Options						(10,000)						(10,000)
Treasury Stock Purchased							(40,290)					(40,290)
Receivable from Shareholder								(125,000)				(125,000)
Other Comprehensive Income									1,533,082			1,533,082
DynaMexico Earn In						4,800,000						4,800,000
Net Income (Loss)											(7,062,222)	(7,062,222)
Stockholders’ Equity, December 31, 2008	1,000	1,000	9,073,913	90,739	40,000	22,774,071	(47,790)	(125,000)	1,574,793	(6,002,516)	(10,375,264)	$7,930,033

Sale of Common Shares			255,390	2,554		827,464						830,018
Issuance of Common Shares for Services			45,000	450		145,800						146,250
Treasury Stock Purchased							(183,000)					(183,000)
Treasury Stock Sold						28,109	228,405					256,514
Receivable from Shareholder								125,000				125,000
Other Comprehensive Income									(169,256)			(169,256)
DynaMexico Earn In						1,699,981						1,699,981
Net Income (Loss)											(2,476,177)	(2,476,177)
Stockholders’ Equity, December 31, 2009	1,000	$1,000	9,374,303	$93,743	$40,000	$25,475,425	$(2,385)	$0	$1,405,537	$(6,002,516)	$(12,851,441)	$8,159,363

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
through December 31, 2009

	2009	2008	Cumulative Since Reentering the Development Stage (January 1, 2007) through December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,272,747)	$(6,171,726)	$(12,619,868)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	146,250	430,101	685,938
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	141,571	161,006	448,968
Loss on Disposition of Assets	0	28,006	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	13,079	199,143
(Increase) Decrease in Foreign Tax Receivable	43,080	(11,437)	(71,005)
(Increase) in Accounts Receivable – Related Party	(535)	(50,225)	(50,760)
(Increase) in Other Current Assets	(78,363)	(66,710)	(140,045)
(Increase) in Deposits	(878)	(5,788)	(6,666)
Increase (Decrease) in Accounts Payable	(56,384)	96,970	(818)
Increase (Decrease) Increase in Accrued Expenses	37,184	(34,032)	(60,819)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(3,040,822)	(5,610,756)	(11,625,185)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(69,192)	(130,170)	(281,494)
Retirement of Fixed Assets	10,124	0	10,124
Note Receivable to Affiliate	(500,000)	0	(500,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(559,068)	(130,170)	(771,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	1,699,981	4,800,000	9,542,985
Proceeds from Sale of Common Stock	830,018	1,687,260	3,662,592
Repurchase of Common Stock Options	0	(10,000)	(10,000)
Other Comprehensive Income (Loss)	(169,256)	1,533,082	1,486,397
Purchase of Treasury Stock	(183,000)	(40,290)	(230,790)
Sale of Treasury Stock	256,514	0	256,514
Common Stock Receivable	125,000	(125,000)	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,559,257	7,845,052	14,707,698
Effect of exchange rate on cash	341,580	(1,825,230)	(1,491,475)
NET INCREASE (DECREASE) IN CASH	(699,053)	278,896	819,668

CASH AT BEGINNING OF YEAR	2,339,561	2,060,665	820,840
CASH AT END OF YEAR	$1,640,508	$2,339,561	$1,640,508

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$146,250	$430,101	$539,688
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Cash Paid During the Year for Interest Expense	$0	$0	$0
Non-Cash Dividend of Property	$0	$0	$129,822

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired effective control of Mineras de DynaResource S.A. de C.V. (formerly Minera Finesterre, S.A. de C.V.) (“MinerasDyna”).  The Company owns 25% of Mineras and acquired effective control of Mineras by acquiring the option to purchase the remaining 75% of the Shares of Mineras for seventy five pesos (approximately $5.50 in United States dollars as of December 31, 2008).  The Agreement also provides that the other shareholders relinquish and forfeit any and all rights, interests and claims in and to the Company and in or to any of the rights or assets owned or controlled by the Company.  The Option was scheduled  to expire on January 6, 2010.  The results of MinerasDyna are consolidated with those of the Company.   The Company approved the exercise of its option in March 2009, finalized the exercise and acquisition in January 2010, and now owns 100% of MinerasDyna.

In January 2008, the Company transferred 15% of the ownership of DynaMexico to Goldgroup Resources Inc. (“Goldgroup”), in exchange for $3,000,000 cash contribution and exploration expenditures at the San Jose de Gracia property (“SJG”), and in August 2008, the Company transferred an additional 10% of the ownership of DynaMexico to Goldgroup in exchange for an additional $3,000,000 cash and exploration expenditures (See Note 5 below).  Through December 31, 2009, Goldgroup has contributed $9,867,990 to DynaMexico, and it currently owns 25% of DynaMexico.

The Company produced approximately $8,244,442 in revenues from production activities during the years ended December 31, 2003 through 2006, and suspended this activity voluntarily to concentrate its efforts on exploration and development.  In accordance with that decision, as of January 1, 2007, the Company reentered the Exploration Stage and has presented its cumulative results since reentering the Exploration Stage, in accordance with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”)), and will continue this presentation until it again has revenues from operations.

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

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“the Codification” or “ASC”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.

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

Reclassification

Certain prior year balances have been reclassified to conform with current year presentation.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the years ended December 31, 2009 and 2008 (Mexican pesos per one U.S. dollar):

	December 31, 2009
Current exchange rate:	Pesos	13.04

Weighted average exchange rate for the year ended:	Pesos	13.52

	December 31, 2008
Current exchange rate:	Pesos	13.78

Weighted average exchange rate for the year ended:	Pesos	11.17

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the FDIC insurance limits.  The carrying amount approximates fair market value.

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of the IVA receivable as of December 31, 2009 and 2008 are $120,210 and $163,289, respectively.

Inventory:

As the Company ceased mining production in 2006, there is no inventory as of December 31, 2009 and 2008.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing no events have occurred that would require write-down of any assets.  As of December 31, 2009, no indications of impairment existed.

Exploration Costs:

Exploration costs not directly associated with proven reserves on the mining concessions are charged to operations as incurred.

Advertising Costs:

The Company incurred $0 and $0 advertising costs for the years ended December 31, 2009 and 2008, respectively.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carr-forwards (see Note 15), there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully offset by a vluation allowance.

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations. For the years ended December 31, 2009 and 2008, the Company’s only component of comprehensive income was foreign currency translation adjustments.

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements", (formerly Staff Accounting Bulletin No. 104 (“SAB 104”).   Revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sale price is fixed or determinable and receipt of payment is probable.

Revenues earned from the sale of precious metal concentrates are recognized as the title to the material is passed to the buyer upon delivery.

Earnings (Loss) per Common Share:

Earnings (loss) per share is calculated in accordance with ASC 260 “Earnings per Share” (formerly SFAS No. 128, “Earnings per Share”).   The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share is computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Dilutive potential common shares are additional common shares assumed to be exercised.     Potentially dilutive common shares consist of stock options and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

There were no potentially dilutive common stock equivalents as of December 31, 2009, therefore basic earnings per share equals diluted earnings per share for the year ended December 31, 2009.   As discussed in Note 8, the Company had 630,092 stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future.

As the Company incurred a net loss during the year ended December 31, 2008, the basic and diluted loss per common share is the same amount.   As of December 31, 2008, the Company had 1,809,432 stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future, including 1,724,583 shares that would have been considered dilutive if the Company had not incurred a net loss.

Recent Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 11 for a discussion of new accounting pronouncements.

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

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at December 31, 2009 and 2008:

	2009	2008

Mining camp equipment and fixtures	$546,636	$546,636
Transportation equipment	179,395	133,517
Lab equipment	14,306	14,306
Machinery and equipment	16,175	16,175
Office furniture and fixtures	76,895	69,853
Office equipment	9,595	3,448
Computer equipment	32,250	32,250
Sub-total	875,252	816,185
Less: Accumulated depreciation	(524,424)	(430,110)
Total	$350,828	$386,075

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $94,314 and $105,820 for the years ended December 31, 2009 and 2008, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following as of December 31, 2009 and 2008:

	2009	2008
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(390,953)	(343,696)

Total Mining Properties	$4,312,414	$4,359,671

Amortization expense was $47,257 and $55,186 for the years ended December 31, 2009 and 2008.

NOTE 4 – NOTE RECEIVABLE FROM AFFILIATE

During 2009, the Company invested $ 500,000 in DynaResource Nevada, Inc., a Nevada Corporation, with one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV.  The terms of the investment provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaResource Nevada, Inc. at $ .50 / Share.  DynaResource Nevada, Inc. is a related entity, and through its subsidiary in Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi.

In March 2010, the Option agreement with Grupo Mexico was completed.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, (formerly SFAS No. 109, “Accounting for Income Taxes”), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of December 31, 2009 and 2008 are as follows:

Deferred Tax Asset Related to:
	2009	2008
Prior Year	$2,131,367	132,621
Tax Benefit for Current Year	1,112,734	1,998,746
Total Deferred Tax Asset	3,244,101	2, 131,367
Less: Valuation Allowance	(3,244,101)	(2,131,367)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $18,853,957 at December 31, 2009, and will expire in the years 2025 through 2028.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2009.

NOTE 6 – MATERIAL AGREEMENTS

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

Financing/Sale of Stock:

On September 1, 2006 the Company signed a “Stock Purchase and Earn In Agreement” (“Earn In”) between:  DynaResource and DynaMexico, (“Seller”) and Goldgroup Resources, Inc., of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

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

Continuing with Phase 3 exploration activities, the Company had total deposits to DynaMexico by Goldgroup of $ 9,867,990 USD, with total expenditures through DynaMexico of $103,024,033 Mexican pesos through December 31, 2009.

The Company received $1,699,981 from Goldgroup during 2009 pursuant to the Earn In Agreement.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company paid $ 123,758 and $170,000 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in 2009 and 2008, respectively.

In addition, the Company has issued its stock to the following directors and consultants for the years ended December 31, 2009 and 2008, respectively:

	2009	2008

Directors	$65,000	$0

Consultants	$81,250	$430,101

Totals	$141,250	$430,101

The above stock transactions were expensed as compensation in the financial statements.

During the year ended December 31, 2009, the Company’s revenue was earned from exploration services performed for a related party.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO.  These shares have the right to elect a majority of the Board of Directors.  There were 1,000 shares outstanding at both December 31, 2009 and 2008.

Common Stock

The Company is authorized to issue 12,500,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At December 31, 2009 and 2008, there were 9,374,303 and 9,073,913 shares outstanding, respectively.    No dividends were paid in 2009 or 2008.

Preferred Rights

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2009 and 2008, respectively.

Stock Issuances

During 2009, The Company issued 255,390 common shares for cash for $3.25 per share.

During 2009, the Company issued 20,000 common shares to directors for $ 65,000 in services. The Company also issued 25,000 common shares to consultants for $ 81,250 in services.

During 2008, the Company issued 21,880 common shares for cash for $5.00 per share.    The Company also issued 150,065 shares for $430,101 of consulting services.

Treasury Stock

Treasury stock is accounted for by the cost method.  During 2009, the Company repurchased 75,000 of shares for $183,000 and resold 86,191 shares for $256,514.

Common Stock Subscription Receivable

As of December 31, 2008, the Company had $125,000 due from a shareholder for the exercise of $2.50 options which expired at the end of 2008.  The notice from the shareholder indicating their intent to exercise the options was received prior to the expiration of the option period, and the payment was received in January 2009.

Options and Warrants

The Company has 630,092 options outstanding at December 31, 2009 which consists of the following:

240,917 options entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share.  On August 31, 2007, the expiration date was extended from July 1, 2008 to November 15, 2009 and on November 13, 2009, the expiration date was extended until November 15, 2010.   No options have been exercised or cancelled since issuance.

365,295 options entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share.  On November 13, 2009, the expiration date was extended from November 15, 2009 until November 15, 2010.   No options were exercised or cancelled since issuance.

23,880 options entitle the holder to purchase one share of the Company’s common stock at a price of $10.00 a share.   On November 13, 2009, the Company repriced these options to an exercise price of $5.00, and extended the expiration date from November 15, 2009 to November 15, 2010.

During 2009, 1,179,152 options expired and were not exercised or reissued.

The Company’s stock price was $2.85 at December 31, 2009, therefore none of the Company’s options are considered dilutive and, therefore, are not included in the diluted earnings per share calculation.

During 2008, 625,144 options were exercised for $1,577,860.

NOTE 9 – EMPLOYEE BENEFIT PLANS

During the years ended December 31, 2009 and 2008, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 10 – COMMITMENTS AND CONTINGENGIES

The Company is required to pay taxes in order to maintain their concessions.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.   Based on Management’s business plans, they do not anticipate any issues in meeting the minimum annual expenditures for the concessions, and the Company retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2009 minimum, adjusted for annual inflation of 4%).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  The Company paid rent expense of $46,230 and $15,133 related to this lease for the years ended December 31, 2009 and 2008.

The following is a schedule of minimum lease payments required under the existing lease as of December 31, 2009:

Year Ended December 31	Amount

2010	$46,634
2011	31,501
2012	0
$78,135

NOTE 11 – RECENT ACCOUNTING PRONOUCEMENTS

In 2009, the FASB issued the following guidance:

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which was codified into ASC 860, which be effective for the Company as of January 1, 2010.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which was codified into ASC 810-10, which will be effective for the Company as of January 1, 2010.

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

Management has reviewed these new standards and believes they had or will have no material impact on the financial statements of the Company.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the guidance for fair value measurements and disclosure was updated to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements.  This guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  The provisions of the updated guidance were adopted January 1, 2008.  In February 2008, the FASB staff issued an update to the guidance which delayed the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the updated guidance for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009.   The adoption of updated guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the guidance was further updated to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive.  The guidance states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and, in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market.  The guidance was effective upon issuance.  The Company has incorporated the principles of updated guidance in determining the fair value of financial assets when the market for those assets is not active.

In April 2009, the guidance was further updated to provide additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate when a transaction is not orderly.  The provisions of this updated guidance were adopted April 1, 2009.  The adoption of the guidance did not have an impact on the Company’s fair value measurements.

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

As of December 31, 2009 and 2008, the Company’s financial assets and liabilities are measured at fair value using Level 3 inputs, with the exception of cash.

NOTE 13 – SUBSEQUENT EVENTS

During 2009, the FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 29, 2010, which is the date the financial statements were issued.

In January 2010, the Company finalized the acquisition of the remaining 75% of MinerasDyna and now owns 100 % of MinerasDyna. Results from MinerasDyna will continue to be consolidated with the Company.

Subsequent to December 31, 2009, Goldgroup deposited an additional $900,000 pursuant to the Earn In Agreement, which is discussed in Note 6.