Form 10-Q
period 2010-03-31
DYNARESOURCE INC
filed 2010-05-13
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 10, 2010, there were 9,437,480 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
	Notes to Financial Statements	6
Item 2	Management's Discussion and Analysis or Plan of Operation	17
Item 4	Controls and Procedures	32

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 2.	Changes in Securities	33
Item 3.	Default upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	33

DYNARESOURCE, INC.
(An Exploration Stage Company)
 Consolidated Balance Sheets
 March 31, 2010 and December 31, 2009

	March 31, 2010 (Unaudited)	Dec 31, 2009 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,400,554	$1,640,508
Foreign Tax Receivable	123,088	120,210
Accounts Receivable – Related Party	50,760	50,760
Other Current Assets	242,752	217,136
Total Current Assets	1,817,154	2,028,614

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $548,371 and $524,424)	353,550	350,828
Mining Properties (Net of Accumulated Amortization of $403,934 and $390,953)	4,299,433	4,312,414
Total Fixed Assets	4,652,983	4,663,242

Other assets:
Note Receivable from Affiliate	750,000	500,000
Deposits	6,691	6,666
Total Other Assets	756,691	506,666
TOTAL ASSETS	$7,226,828	$7,198,522

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable	$27,304	$40,586
Accrued Expenses	33,437	43,317
Total Liabilities	60,741	83,903

Preferred stock, $1.00 par value, 10,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common stock, $.01 par value, 12,500,000 shares authorized, 9,437,480 and 9,374,303 shares issued and outstanding	94,375	93,743
Preferred Rights	40,000	40,000
Additional Paid In Capital	26,580,118	25,475,425
Treasury Stock	(2,385)	(2,385)
Common Stock Subscription Receivable	0	0
Other Comprehensive Income	1,044,266	1,405,537
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(13,471,647)	(12,851,441)
Total DynaResource, Inc. Stockholders’ Equity	8,283,211	8,159,363
Noncontrolling Interest	(1,117,124)	(1,044,744)
TOTAL EQUITY	7,166,087	7,114,619
TOTAL LIABILITIES AND EQUITY	$7,226,828	$7,198,522

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Three Months Ended March 31, 2010 and 2009
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
(Unaudited)

	Mar 31, 2010	Mar 31, 2009	Cumulative Since Re-Entering Development Stage (Jan. 1, 2007)
	Three Months Ended

REVENUES	$94,544	$0	$135,618
COST OF SALES
Exploration Costs	731,792	410,695	8,898,064
GROSS PROFIT (DEFICIT)	(637,249)	(410,695)	(8,762,446)

OPERATING EXPENSES:
Depreciation and Amortization	37,340	40,339	486,308
General and Administrative	335,538	375,985	4,439,188
TOTAL OPERATING EXPENSES	372,878	416,324	4,925,496

NET OPERATING INCOME (LOSS)	(1,010,127)	(827,019)	(13,687,942)

OTHER INCOME (EXPENSE)
Portfolio Income	998	1,838	18,583
Other income	0	0	2,104
TOTAL OTHER INCOME (EXPENSE)	998	1,838	20,687

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,009,129)	(825,181)	(13,667,255)

Provision for Income Taxes (Expense) Benefit	0	0	38,259
NET LOSS	(1.009,129)	(825,181)	(13,628,997)
Net Loss Attributable to Non-Controlling Interest	162,434	127,616	1,552,158
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(846,695)	(697,565)	(12,076,839)

COMPREHENSIVE INCOME (LOSS):
Currency Translation Gain (Loss)	226,489	(264,755)	(1,394,808)
COMPREHENISVE LOSS BEFORE NON-CONTROLLING INTEREST	(620,206)	(962,320)	(13,471,647)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	(50,054)	66,189	293,706
COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(670,260)	$(896,131)	$(13,177,941)

EARNINGS PER SHARE, Basic and diluted
Weighted Average Shares Outstanding, Basic and Diluted	9,408,360	9,073,913

Weighted AverageShares Outstanding:
Basic and Diluted	$(0.07)	$(0.10)

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
 (Unaudited)

	Three Months Ended Mar 31, 2010	Three Months Ended Mar 31, 2009	Cumulative Since Re-entering Development Stage (Jan 1, 2007)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,009,129)	$(825,181)	$(13,628,997)
Adjustments to reconcile net deficit to cash used by operating activities:
Issuance of Common Stock for Services	0	0	685,938
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	37,340	40,339	486,308
Loss on Disposition of Fixed Assets	0	0	28,006
Change in assets and liabilities:
Decrease in Accounts Receivable	0	0	199,143
Decrease in Accounts Receivable – Related Party	0	0	(50,760)
Decrease (Increase) in Foreign Tax Receivable	(2,878)	123,678	(73,883)
(Increase) in Other Current Assets	(25,616)	(78,823)	(165,661)
(Increase) in Deposits	(25)	0	(6,691)
(Decrease) in Accounts Payable	(13,282)	(49,870)	(14,100)
(Decrease) Increase in Accrued Expenses	(9,880)	660	(70,699)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS FROM (USED) OPERATING ACTIVITIES	(1,023,470)	(789,197)	(12,648,655)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Fixed Assets, net	(27,081)	(12,119)	(308,575)
Retirement of Fixed Assets	0	0	10,124
Investment in affiliate	(250,000)	(300,000)	(750,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(277,081)	(312,119)	(1,048,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	900,000	800,000	10,442,985
Proceeds from sale of common stock	205,325	0	3,867,917
Repurchase of common stock options	0	0	(10,000)
Other comprehensive income (loss)	(271,217)	410,695	1,345,002
Purchase of treasury stock	0	0	(230,790)
Sale of treasury stock	0	0	256,514
Repayment of common stock receivable	0	125,000	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	834,108	1,335,695	15,671,628
Effect of exchange rate on cash	226,489	(264,755)	(1,394,808)
NET INCREASE (DECREASE) IN CASH	(239,954)	(30,376)	579,714

Cash, beginning of period	1,640,508	2,339,561	820,840
Cash, end of period	$1,400,554	$2,309,185	$1,400,554

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
Non-cash dividend of property	$0	$0	$129,822

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010
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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired effective control of Mineras de DynaResource S.A. de C.V. (formerly Minera Finesterre, S.A. de C.V.) (“MinerasDyna”).  The Company owns 25% of Mineras and acquired effective control of Mineras by acquiring the option to purchase the remaining 75% of the shares of Mineras for seventy-five pesos (approximately $5.50 in United States dollars, as of December 31, 2009).  The Agreement also provided that the other shareholders relinquish and forfeit any and all rights, interests and claims in and to the Corporation and in or to any of the rights or assets owned or controlled by the Corporation.  The Company finalized the option and acquisition of Mineras in January 2010 and now owns 100% of Mineras.   The results of Mineras are consolidated with those of the Company.

In January 2008, the Company transferred 15% of the ownership of DynaMexico to Goldgroup Resources Inc., (“Goldgroup”) in exchange for a $3,000,000 cash contribution and exploration expenditures at the San Jose de Gracia property (“SJG”), and in August 2008, the Company transferred an additional 10% of the ownership of DynaMexico to Goldgroup in exchange for an additional $3,000,000 cash and exploration expenditures (See Note 5 below).  Through March 31, 2010, Goldgroup has contributed $10,767,990 to DynaMexico, and it currently owns 25% of DynaMexico.

The Company produced approximately $7,000,000 in revenues from production activities during the years ended December 31, 2003 through 2006, and suspended this activity voluntarily to concentrate its efforts on exploration and development. In accordance with that decision, as of January 1, 2007, the Company reentered the Exploration Stage and has presented its cumulative results since reentering the Exploration Stage, in accordance with Accounting Standards Codification (“ASC”) 915 “Development Stage Enterprises”, (formerly Statement of Financial Accounting Standard (“SFAS No. 7”), and will continue this presentation until it again has revenues from operations.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Form 10, with amendments, that was effective on July 15, 2008.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2010 and 2008 have been made.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”).  This new guidance created the GASB Accounting Standards Codification (“the Codification” or “ASC”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification became effective for the Company in its quarter ended September 30, 2009.  As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements.  On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Basis of Presentation:

The Company prepares its Financial Statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Reclassification:

Certain amounts have been reclassified to conform to current year presentation.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the three months ended March 31, 2010 (Mexican pesos per one U.S. dollar):

	March 31, 2010
Current exchange rate	Pesos.	12.41500
Weighted average exchange rate for the nine months ended	Pesos.	13.03880

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

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of IVA receivable as of March 31, 2010 and 2009 were $123,088 and $120,210, respectively.

Inventory:

As the Company ceased production in 2006, there is no inventory, as of March 31, 2010 and December 31, 2009.

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

The carrying amounts of the mining concessions are reviewed at each calendar year end to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2009 no indications of impairment existed.

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

Earnings (Loss) per Common Share:

“Earnings (loss) per share” is calculated in accordance with ASC 260 “Earnings Per Share” (Formerly SFAS No. 128, “Earnings per Share.”(“SFAS No. 128”)) The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  “Diluted earnings per share” is computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Dilutive potential common shares are additional common shares assumed to be exercised.   Potentially dilutive common shares consist of stock options and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

As the Company incurred a net loss during the three months ended March 31, 2010 and 2009, the basic and diluted loss per common share is the same.   As discussed in Note 8, and as of March 31, 2010, the Company had 630,092 stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future.

Comprehensive Income:

ACS 220 ”Comprehensive Income”, formerly SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820 “Fair Value Measurement and Disclosures”, (formerly SFAS No. 157, Disclosures About Fair Value of Financial Instruments), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  As of March 31, 2010 the Company did not have any financial instruments other than cash and cash equivalents.

NOTE 2 – FIXED ASSETS

Fixed assets are stated at cost and consist of the following at March 31, 2010:

Mining camp equipment and fixtures	$492,581
Transportation equipment	191,925
Lab equipment	14,306
Machinery and equipment	90,950
Office furniture and fixtures	75,826
Office equipment	4,083
Computer equipment	32,250
Sub-total	$901,921
Less: Accumulated depreciation	(548,371)
Total	$353,550

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $23,947 and $16,885 for the three months ended March 31, 2010 and 2009 respectively,

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at March 31, 2010:

San Jose de Gracia:
Mining concessions	$4,703,367
Less: Accumulated amortization	(403,934)
Total	$4,299,433

Amortization expense was $13,393 and $23,454 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 4 – INCOME TAXES

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

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of March 31, 2010 are as follows:

March 31, 2010
Net deferred tax assets attributable to:
Prior years	$3,244,101
Tax benefit (liability) for current year	343,104
Total Deferred Tax Benefit	3,587,205
Valuation Allowance	(3,587,205)

Net Deferred Tax Benefit	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2010.

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

Continuing with Phase IV exploration activities, as of March 31, 2010 the Company reported total deposits to DynaMexico by Goldgroup in excess of $10,767,990 USD, with total expenditures through DynaMexico of approximately 118,786,701 Mexican pesos.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In the three months ended March 31, 2010 and 2009, the Company paid $37,500 and $0 respectively to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees.

In addition, the Company issued common stock to the following related parties:

	Three months ended March 31, 2010	Year ended December 31, 2009
Directors	$0	$65,000
Consultants	$0	$81,250
Totals	$0	$141,250

NOTE 7 – NOTE RECEIVABLE - AFFILIATE

Through March 31, 2010, the Company loaned a total of $750,000 to DynaResource Nevada, Inc., a Nevada Corporation, with one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV.  The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaResource Nevada, Inc. at $ .25 / Share.  DynaResource Nevada, Inc. is a related entity, and through its subsidiary in Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO.  These shares have the right to elect a majority of the Board of Directors.  There were 1,000 and 1,000 shares outstanding at March 31, 2010 and December 31, 2009, respectively.

Common Stock

The Company is authorized to issue 12,500,000 common share stocks at a par value of $0.01 per share.  These shares have full voting rights.  At March 31, 2010 and at December 31, 2009, there were 9,437,480 and 9,374,303 shares outstanding, respectively.

Preferred Rights

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid, leaving a balance of $226,188.  As of December 31, 2005, $186,188 has been repaid, leaving a balance of $40,000. At March 31, 2010 the balance remains at $40,000.

Treasury Stock

Treasury stock is accounted for by the cost method.  The Company may from time to time purchase and resell its own common stock.  Treasury stock activity is presented in the consolidated statement of stockholders’ equity.

Options and Warrants

There are 630,092 options outstanding at March 31, 2010.  All of the options entitle the holder to purchase one share of the Company’s common stock at a price of $5.00 per share. The options expire November 15, 2010.  No options were exercised or cancelled since issuance.

The Company’s stock price was $3.25 at March 31, 2010 and none of the Company’s options would have been considered dilutive if the Company had not incurred a net loss.

NOTE 9 – NON-CONTROLLING INTEREST

The Company’s Noncontrolling Interest recorded in the unaudited consolidated financial statements relates to a 25% interest in DynaResource de Mexico, S.A. de C.V. Changes in Noncontrolling Interest for the three months ended March 31, 2010 and 2009 was as follows:

	For the ThreeMonths Ended March 31,
	2010	2009
Beginning balance	$(1,004,744)	$(589,754)
Operating income (loss)	(162,434)	(127,616)
Other comprehensive income (loss)	50,054	(66,189)
Ending balance	$(1,117,124)	$(783,599)

The Company began allocating a portion of other comprehensive income (loss) to the noncontrolling interest with the adoption of FASB 160 as of January 1, 2009.

NOTE 10 – EMPLOYEE BENEFIT PLANS

There is currently no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 11 – COMMITMENTS AND CONTINGENGIES

The Company is required to pay taxes in order to maintain their concessions. Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held. The minimum expenditures are based upon the land area, as well as the age of the concessions. Amounts spent in excess of the minimum amounts may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation. Based on Management's business plans, the Company does not expect any difficulty in meeting the minimum annual expenditures for the concessions, and the Company retains sufficient carry-forward amounts to cover over 20 years of minimum expenditures, as calculated for the 2009 minimum expenditures, adjusted for inflation of 4%.

In September 2008, the Company entered into a 37 month lease agreement for its corporate office. The Company paid rent expense of $11,581 and $11,795 for the three months ended March 31, 2010 and 2009 respectively.

The following is a schedule of minimum lease payments required under the existing lease as of March 31, 2010:

Year Ended December 31	Amount

2010	$26,232
2011	31,501
2012	0
$57,733

NOTE 12 – RECENT ACCOUNTING PRONOUCEMENTS

In 2009, the FASB issued the following guidance:

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which was codified into ASC 860, and was effective for the Company as of January 1, 2010.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which was codified into ASC 810-10, and was effective for the Company as of January 1, 2010.

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

As of March 31, 2010, the Company’s financial assets and liabilities are measured at fair value using Level 3 inputs, with the exception of cash.

NOTE 14 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through May 13, 2010, which is the date the financial statements were issued.

On April 23, 2010, Goldgroup deposited an additional $400,000 pursuant to the Earn-In Agreement discussed in Note 5.

No other reportable subsequent events were noted.

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

General

The Company’s majority owned (currently 75%) subsidiary, DynaResource de Mexico, S.A. de C.V. (“DynaMexico”), owns 100% of the mineral concessions and related interest to the San Jose de Gracia mining property covering approximately 99,500 hectares located in and around San Jose de Gracia, Sinaloa State, Mexico (“SJG”). SJG is located on the west side of the Sierra Madre Mountains, approximately 100 kilometers inland from Guamuchil and approximately 200 kilometers north of Mazatlan, Sinaloa.

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

•	In Phase II of the Earn In Agreement, approximately 5,500 meters was completed in 23 core drill holes (SJG 07-23 to 07-45).

•	In Phase III of the Earn In Agreement, approximately 15,150 meters was completed in 56 core drill holes (SJG 08-46 to SJG 08-101).

•	In Phase 4 of the Earn In Agreement, and at December 31, 2008, approximately 5,950 meters were completed in 25 core drill holes (through SJG 08-126).

•	Continuing with Phase 4 of the Earn In Agreement, in 2009 and at December 31, 2009, an additional 4,000 Meters was completed in 21 Drill Holes (through SJG 09-147.)

At December 31, 2009, a total of 34,000 meters drilling had been completed in 147 core drill holes, financed pursuant to the Earn In Agreement.

2009 REVIEW

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

Identification of New, Additional Resource Target Areas:

Significant survey responses were reported for the following areas; and are projected for follow up drilling:

San Pablo; Up Dip;
San Pablo; Displacement Zone;
Tres Amigos; Down Dip and Northwest;
Tres Amigos; Extension Northeast;
Orange Tree; Down Dip;
La Cecena, Los Hilos, and Tepehauje;
Palos Chinos;
La Prieta;
La Purisima; Down dip at Southeast end;
Argyllic Zone;   + 250 M. Down;

Structural Geologist

In February 2009, DynaOperaciones retained a geological consultant, Jonathan Cordery, with prior experience in Mexico, to review and Map the SJG Property with regard to Ore Controls and structural analysis.  An area of 2.8 Km by 3.4 Km was mapped; and a review was completed of recent (2007-2008) drill core and drill logs through drill hole # 08-126.  Final Reports and maps have been received; and the results and analysis are being utilized in planning drilling programs at SJG.   Information contained in the preliminary reports is described below:

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

Drilling Highlights by specific target area of SJG:

The following drilling highlights are included by target area, and for the period through December 31, 2009:

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

Company Management believes the recent drilling at San Pablo has defined a sizeable Inferred Resource (+ 400,000 Oz. Au.), using a Cut Off grade of 2 g/t., with an average grade of + 8 g/t.  Infill drilling and further extensions to San Pablo area are projected for 2010.  A 43-101 compliant Technical Report is planned in 2010 and which is expected to confirm the Company’s estimates.

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

Company Management believes the 1997 – 1998 Drilling at Tres Amigos, and the recent drilling in 2008 and 2009, has defined a sizeable Inferred Resource at Tres Amigos.  Infill drilling and further extensions to Tres Amigos are projected for 2010.  A 43-101 compliant Technical Report is planned in 2010.

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

Company Management believes the recent drilling at La Purisima in 2007-9, has defined a sizeable Inferred Resource at La Purisima (+ 200,000 Oz. Au.).  Infill drilling and further extensions to La Purisima are projected for 2010. A 43-101 compliant Technical Report is planned in 2010.

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

Company Management believes the recent drilling at La Union in 2007-9, has defined a sizeable Inferred Resource at La Union (+ 100,000 Oz. Au.  Infill drilling and further extensions to La Union are projected for 2010. A 43-101 compliant Technical Report is planned in 2010.

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

Drill Highlights – 4th Quarter 2009 (October 1 – December 31, 2009)

The Following drill highlights are reported for the period October 1 – December 31, 2009;

San Pablo:

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

First Quarter 2010

Continuing with Phase 4 of the Earn In Agreement in 2010, and at March 31, 2010,  an additional 6,167 Meters drilling was completed in 21 Drill Holes (SJG 2010 148 – 168).  At March 31, 2010, a total of 40,167 Meters drilling has been completed in 168 core drill holes, financed pursuant to the Earn In Agreement. An SJG Drill Intercepts Summary File, describing the mineralized intercepts of all core drill holes, including the drilling results of 1997, and including the recent drilling of 2007- March 31, 2010 can be viewed on the website of the SEC at:

 http://sec.gov/Archives/edgar/data/1111741/000112178109000078/ex99three.htm

Drill Highlights; First Quarter 2010:

San Pablo

•	SJG 10-149:	1.3 M. – 4.8 g/t;

•	SJG 10-150:
4.39 M. – 7.34 g/t; Including 2.88 M. – 10.9 g/t;  And, Including 1.71 M. – 17.78 g/t;  And, Including .87 M. – 25 g/t;  And 11.91 M. – 3.10 g/t; Including 2.38 M. – 11.77 g/t;  And, Including 1.17 M. – 14.23 g/t;

Tres Amigos / La Cecena

•	SJG 10-151:	11.95 M. – 14.66 g/t; Including 7.82 M. – 22.18 g/t; And, Including 2.63 M. – 62.05 g/t; And, Including 1.88 M. – 82.31 g/t; And, Including .92 M. – 137.60 g/t;

•	SJG 10-152:	9.27 M. – 1.65 g/t; Including 1.13 M. – 9.85 g/t; And, Including .63 M. – 15.90 g/t;

•	SJG 10-153:	7.11 M. – 2.91 g/t; Including 3.63 M. – 5.36 g/t; And, Including 1.73 M. – 6.70 g/t; And, Including:	.55 M. – 6.97 g/t; (“La Cecena”)

•	SJG 10-154:	2.25 M. – 17.18 g/t; Including 1.75 M. – 21.89 g/t; (“La Cecena”)

•	SJG 10-165:	8.26 M. – 5.40 g/t; Including 4.55 M. – 8.23 g/t; And, Including 1 M. – 6.30 g/t; (“La Cecena / Tepehauje”);

Palos Chinos / La Purisima

•	SJG 10-161:	7.6 M. – 4.64 g/t;	Including 1.6 M. – 18.88 g/t;

DynaMexico Summary of Drilling Results

The drilling results obtained to date confirm the extension of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (+ 10 g/t) which are consistent with historical and recent production. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results.  (Note Drill Summary file referred to above.)  Continued Phase 4 drilling will be targeted at Tres Amigos, San Pablo, La Prieta, La Union and La Purisima.

Company Interpretations and Estimates

In some areas of SJG, topography has prevented the drilling of holes on conventional 50 M. Spacing.  In some areas, the distance between drilled holes is + 100 M.  In these areas, DynaMexico is considering the building of new roads in order to complete in-fill drill holes.  Nonetheless, the Company has interpreted the results of drilling activity, and considering the recent production activity as well; and it has calculated manually an estimate of the mineable resource at SJG.  This manually calculated estimate includes Oz. Au at the areas of:  San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima; by assuming grade and width averaging between drill holes.  DynaMexico expects to confirm Au. OZ. in the future, under the guidelines and description of a 43-101 technical report.

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

Technical Report of Resources

In 2010, the Company expects DynaMexico to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of March 31, 2010.

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

Drilling Programs

Further drilling programs at SJG are expected to continue in 2010, and are being planned considering the results of the magnetic and IP surveys, and in consideration of the recent analysis of the structure and ore controls at SJG.  A 20,000 Meter drill program is being carried out and projected for completion at June 30, 2010.  Subsequently, the next 30,000 Meters drilling at SJG will be programmed, with the completion date expected at March 15, 2011. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Capital contributions and Expenditures to Earn In

Goldgroup contributed $ 900,000 USD to DynaMexico, in the quarter ending March 31, 2010.  And, Goldgroup contributed $ 400,000 USD to DynaMexico on April 23, 2010; this deposit will be credited in the period April 1 – June 30, 2010. The total capital contributed by Goldgroup to DynaMexico at March 31, 2010 was $ 10,767,990 USD.

Note Receivable – Affiliate

In the quarter ending March 31, 2010, the Company loaned a total of $ 250,000  to  DynaResource Nevada, Inc., a Nevada Corporation, with one operating subsidiary in Mexico, DynaNevada de Mexico, SA. de CV.   The Total amount loaned by the Company to DynaResource Nevada, Inc. at March 31, 2010 is $ 750,000. USD.  The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaResource Nevada, Inc. at $ .25 / Share.  DynaResource Nevada, Inc. is a related entity, and through its subsidiary in Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi.

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

50 % of the Interest In and Revenue from DynaResource de Mexico May be Owned by Goldgroup Resources Inc.:

Goldgroup has completed Phases I, II, and III of the Earn In / Option Agreement, and as a result has been transferred 25 % of the Shares and ownership of DynaResource de Mexico.  Should Goldgroup complete Phase IV of the Earn In / Option Agreement (through the contribution and expenditure of a total of $ 18,000,000 USD.); Goldgroup would receive an additional 25 % of the shares and ownership of DynaResource de Mexico (Total of 50%).  In such case DynaResource, Inc. and its shareholders will only retain 50 % of the shares and ownership of DynaResource de Mexico.  Investors in the Company’s shares should be aware that any benefits to be derived from the ownership of DynaResource de Mexico would be shared 50 % with Goldgroup.

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

RESULTS FOR THE THREE MONTHS ENDED March 31, 2010

REVENUE.  Revenue for the three months ended March 31, 2010 was $94,544 and the three months ended March 31, 2009 was $0.  This income was produced by providing exploration work for a related entity. The company ceased its production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources. The funds for current exploration activity are contributed by Goldgroup Resources, Inc., pursuant to the  Earn-In Agreement,  as described  in this 10-Q (See Earn In and Option Agreement / Material Agreements).

COST OF EXPLORATION. Exploration costs were $731,792 and $410,695 for the three months ended March 31, 2010 and 2009 respectively.  The increase in costs was due to the increase in exploration and drilling activity in the first quarter 2010.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2010, were $372,878 compared to expenses for the three months ended March 31, 2009 of $416,324. The above expenses include depreciation and amortization amounts of $37,340 and $40,339 for the three months ended March 31, 2010 and 2009, respectively.

OTHER INCOME (EXPENSE). Other income for the three months ended March 31, 2010 was $998 compared $1,838 for the same period ended March 31, 2009.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended March 31, 2010 was $162,434 compared to $127,616 for the three months ended March 31, 2009. This is due to the company’s reporting a greater loss than in 2009 and therefore a smaller portion allocated to our minority interest holder.

COMPREHENSIVE (LOSS). Comprehensive loss includes the company’s net loss plus the currency translation gain (loss) for the period which was negative $620,206 for the three months ended March 31, 2010 compared to negative $962,320 for the same period ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES. The Company has sufficient capital on hand to fund overhead operations for the next two years.   Goldgroup is funding the exploration activities at SJG in accordance with the Earn-In Agreement.  In December, 2009, Goldgroup advised the Company that they have funds on hand to complete their option under the Earn-In Agreement.

PLAN OF OPERATION

Future Capital Contributions and Expenditures

Pursuant to the terms of the Earn In / Option Agreement, Goldgroup is to contribute and expend a total of $ 18 M. USD, to DynaMexico, on or before March 15, 2011.  As of March 31, 2010, Goldgroup had contributed $10,767,990 USD and the balance in capital to be contributed by Goldgroup is $7,232,010 USD.  The company expects these funds to be contributed by Goldgroup over the next 15 months, and with subsequent exploration expenditures by DynaMexico at SJG.  While this future contribution of Capital to DynaMexico would dilute the shares of DynaMexico; it will not dilute the shares of DynaResource, Inc.

2010 Drilling Programs

A 20,000 Meter Drilling program is being carried out and expected for completion at June 30, 2010.  Subsequently, an additional 30,000 Meter drilling program will be programmed. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta / Rosario / Rudolpho. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Mineable “Resource” at San Jose de Gracia

The Company believes that DynaMexico has outlined significant mineable Gold deposits from drilling activity; at San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima areas of SJG.  Further drilling is expected to outline additional mineable ore at these target areas, while mineable ore deposits are also expected to be defined at La Prieta and the area Northeast of Tres Amigos.  Other areas at SJG indicate clear potential to develop commercial ore deposits as well.

Technical Report of Resources

In 2009-10, the Company expects DynaMexico to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of March 31, 2010.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2010, our Chief Executive Officer and Chief Financial Officer as of March 31, 2010, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at March 31, 2010.   Based on its evaluation, our management concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

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

PART II

Item No. 1, - Not Applicable.

Item 2.    None

Items No. 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  None

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

By:   /s/  K.W. (“K.D.”) Diepholz

K.W. (“K.D.”) Diepholz, Chairman / CEO

Date: May 11, 2010