Form 10-Q
period 2010-06-30
DYNARESOURCE INC
filed 2010-08-16
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, there were 9,439,018 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
	Notes to Financial Statements	6-16
Item 2	Management's Discussion and Analysis or Plan of Operation	17-32
Item 4	Controls and Procedures	33

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities	34
Item 3.	Default upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits and Reports on Form 8-K	34

DYNARESOURCE, INC. (An Exploration Stage Company) Consolidated Balance Sheets June 30, 2010 and December 31, 2009

	June 30, 2010 (Unaudited)	Dec 31, 2009 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$955,859	$1,640,508
Foreign Tax Receivable	58,198	120,210
Accounts Receivable – Related Party	55,760	50,760
Other Current Assets	350,462	217,136
Total Current Assets	1,420,279	2,028,614

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $562,257 and $524,424)	339,664	350,828
Mining Properties (Net of Accumulated Amortization of $427,388 and $390,953)	4,275,979	4,312,414
Total Fixed Assets	4,615,643	4,663,242

Other Assets:
Note Receivable - Affiliate	750,000	500,000
Deposits	6,675	6,666
Total Other Assets	756,675	506,666
TOTAL ASSETS	$6,792,597	$7,198,522

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable	$13,105	$40,586
Accrued Expenses	55,840	43,317
Total Liabilities	68,945	83,903

Preferred stock, $1.00 par value, 10,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common stock, $.01 par value, 12,500,000 shares authorized, 9,437,480 and 9,374,303 shares issued and outstanding	94,375	93,743
Preferred Rights	40,000	40,000
Additional Paid In Capital	27,386,030	25,475,425
Treasury Stock	(43,292)	(2,385)
Common Stock Subscription Receivable	0	0
Other Comprehensive Income	1,186,134	1,405,537
Accumulated Deficit	(6,002,106)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(14,498,019)	(12,851,441)
Total DynaResource, Inc. Stockholders’ Equity	8,164,122	8,159,363
Noncontrolling Interest	(1,440,470)	(1,044,744)
TOTAL EQUITY	6,723,652	7,114,619
TOTAL LIABILITIES AND EQUITY	$6,792,597	$7,198,522

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative Since Re-Entering Development Stage (Jan. 1, 2007)
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES	$125,242	$0	$219,786	$0	$260,860
COST OF SALES
Exploration Costs	1,057,026	447,352	1,788,818	858,047	9,955,090
GROSS PROFIT (DEFICIT)	(931,784)	(447,352)	(1,569,032)	(858,047)	(9,694,230)

OPERATING EXPENSES:
Depreciation and Amortization	37,339	40,340	74,680	80,678	523,648
General and Administrative	355,773	336,839	691,311	712,825	4,794,961
TOTAL OPERATING EXPENSES	393,112	337,179	765,991	793,503	5,318,609

NET OPERATING INCOME (LOSS)	(1,324,896)	(824,531)	(2,335,023)	(1,651,550)	(15,012,839)

OTHER INCOME (EXPENSE)
Portfolio Income	764	3,010	1,762	4,848	19,347
Other income	0	4,650	0	0	2,104
TOTAL OTHER INCOME (EXPENSE)	764	7,660	1,762	4,848	21,451

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,324,132)	(816,871)	(2,333,261)	(1,646,702)	(14,991,388)

Provision for Income Taxes (Expense) Benefit	0	0	0	0	38,259
NET LOSS	(1,324,132)	(816,871)	(2,333,261)	(1,646,702)	(14,953,129)
Net Loss Attributable to Non-Controlling Interest	254,686	59,152	417,120	186,768	1,806,844
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(1,069,446)	(757,719)	(1,916,141)	(1,459,934)	(13,146,285)

COMPREHENSIVE INCOME (LOSS):
Currency Translation Gain (Loss)	64,878	597,177	291,367	332,422	(1,329,930)
COMPREHENISVE LOSS BEFORE NON-CONTROLLING INTEREST	(1,004,568)	(160,542)	(1,624,774)	(1,127,512)	(14,476,215)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	28,660	(106,911)	(21,394)	(40,722)	(322,366)
COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(975,908)	$(267,453)	$(1,646,168)	$(1,168,234)	$(14,153,849)

EARNINGS PER SHARE, Basic and diluted
Weighted Average Shares Outstanding, Basic and Diluted	9,423,350	9,073,913	9,423,350	9,073,913

Weighted Average Shares Outstanding:
Basic and Diluted	$(0.10)	$(0.03)	$(0.17)	$(0.13)

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
 (Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative Since Re-entering Development Stage (Jan 1, 2007)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,333,261)	$(1,646,702)	$(14,953,129)
Adjustments to reconcile net deficit to cash used by operating activities:
Issuance of Common Stock for Services	0	0	685,938
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	74,680	80,678	523,588
Loss on Disposition of Fixed Assets	0	0	28,006
Change in assets and liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) Decrease in Accounts Receivable – Related Party	(5,000)	50,225	(55,760)
(Increase) Decrease in Foreign Tax Receivable	62,012	85,534	(8,994)
(Increase) in Other Current Assets	(133,326)	(94,875)	(273,371)
(Increase) in Deposits	(9)	(44)	(6,675)
(Decrease) in Accounts Payable	(27,482)	(79,608)	(28,300)
(Decrease) Increase in Accrued Expenses	12,523	62,940	(48,295)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED) IN OPERATING ACTIVITIES	(2,349,863)	(1,543,852)	(13,975,108)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of Fixed Assets, net	(27,081)	(43,697)	(308,575)
Retirement of Fixed Assets	0	0	10,124
Investment in affiliate	(250,000)	(300,000)	(750,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(277,081)	(343,697)	(1,048,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMéxico Earn In	1,700,000	800,000	11,242,985
Proceeds from sale of common stock	205,325	0	3,867,917
Repurchase of common stock options	0	0	(10,000)
Other comprehensive income (loss)	(219,402)	(139,875)	1,267,055
Purchase of treasury stock	(54,209)	(183,000)	(284,999)
Sale of treasury stock	19,214	95,513	275,728
Repayment of common stock receivable	0	125,000	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,650,928	697,638	16,358,686
Effect of exchange rate on cash	291,367	332,422	(1,200,108)
NET INCREASE (DECREASE) IN CASH	(684,649)	(857,489)	135,019

Cash, beginning of period	1,640,508	2,339,561	820,840
Cash, end of period	$955,859	$1,482,072	$955,859

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0
Non-cash dividend of property	$0	$0	$129,822

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements June 30, 2010 (Unaudited)

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de México S.A. de C.V. chartered in México (“DynaMéxico”).  This Company was formed to acquire, invest in and develop resource properties in México.  In 2005, the Company formed DynaResource Operaciones de San José De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired effective control of Mineras de DynaResource S.A. de C.V. (formerly Minera Finesterre, S.A. de C.V.) (“MinerasDyna”).  The Company owned 25% of Mineras and acquired effective control of Mineras by acquiring the option to purchase the remaining 75% of the Shares of Mineras for seventy five pesos (approximately $5.85 in United States dollars, as of June 30, 2010).   The Agreement also provided that the other shareholders relinquish and forfeit any and all rights, interests and claims in and to the Corporation and in or to any of the rights or assets owned or controlled by the Corporation.    The Company finalized the option and acquisition of Mineras in January 2010 and now owns 100% of Mineras.   The results of Mineras are consolidated with those of the Company.

In January 2008, the Company transferred 15% of the ownership of DynaMéxico to Goldgroup Mining  Inc., (“Goldgroup”) in exchange for a $3,000,000 cash contribution and exploration expenditures at the San José de Gracia property (“SJG”), and in August 2008, the Company transferred an additional 10% of the ownership of DynaMéxico to Goldgroup in exchange for an additional $3,000,000 cash and exploration expenditures (See Note 5 below).  Through June 30, 2010, Goldgroup has contributed $11,567,990 to DynaMéxico, and it currently owns 25% of DynaMéxico.  Goldgroup may acquire an additional 25 % of DynaMéxico (for a total of 50%) by contributing an additional $6,432,010 to DynaMéxico by March 15, 2011.

The Company produced approximately $7,000,000 in revenues from production activities during the years ended December 31, 2003 through 2006, and suspended this activity voluntarily to concentrate its efforts on exploration and development. In accordance with that decision, as of January 1, 2007, the Company reentered the Exploration Stage and has presented its cumulative results since reentering the Exploration Stage, in accordance with Accounting Standards Codification (“ASC”) “Development Stage Enterprises”, (formerly Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”) and will continue this presentation until it again has revenues from operations.

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

Management believes that all adjustments necessary for a fair statement of the results of the three and six months ended June 30, 2010 and 2009 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Reclassification:

Certain amounts have been reclassified to conform to current year presentation.

Principles of Consolidation:

The financial statements include the accounts of DynaResource, Inc. as well as DynaResource de México, S.A. de C.V., DynaResource Operaciones S.A. de C.V. and Mineras de DynaResource S.A. de C.V.  All significant inter-company transactions have been eliminated.     All amounts are presented in U.S. Dollars unless otherwise stated.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the six months ended June 30, 2010 (Mexican pesos per one U.S. dollar):

	June 30, 2010
Current exchange rate	Pesos	12.83550
Weighted average exchange rate for the six months ended	Pesos	12.68548

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

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of IVA receivable as of June 30, 2010 and December 31, 2009 were $58,198 and $120,210, respectively.

Inventory:

As the Company ceased production in 2006, there is no inventory, as of June 30, 2010 and December 31, 2009.

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

Mining Properties:

The Company is an ‘Exploration Stage’ company as defined in “SEC Industry Guide 7”.  Mining properties consist of 34 concessions at the San José de Gracia property the basis of which are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

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

The carrying amounts of the mining concessions are reviewed at each calendar year end to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2009 and no indications of impairment existed.

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

Earnings (Loss) per Common Share:

“Earnings (loss) per share” is calculated in accordance with ACS 260 “Earnings per Share” (formerly SFAS No. 128, “Earnings per Share.”) The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  “Diluted earnings per share” is computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Dilutive potential common shares are additional common shares assumed to be exercised.     Potentially dilutive common shares consist of stock options and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

As the Company incurred a net loss during the six months ended June 30, 2010 and 2009, the basic and diluted loss per common share is the same.   As discussed in Note 8, and as of June 30, 2010, the Company had 630,092 stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future.

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820 “Fair Value Measurement and Disclosure” (formerly SFAS No. 157, “Disclosures About Fair Value of Financial Instruments”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  As of June 30, 2010 the Company did not have any financial instruments other than cash and cash equivalents.

NOTE 2 – FIXED ASSETS

Fixed assets are stated at cost and consist of the following at June 30, 2010:

Mining camp equipment and fixtures	$492,581
Transportation equipment	149,886
Lab equipment	14,306
Machinery and equipment	130,914
Office furniture and fixtures	77,901
Office equipment	4,083
Computer equipment	32,250
Sub-total	$901,921
Less: Accumulated depreciation	(562,257)
Total	$339,664

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $13,887 and $33,770 for the six months ended June 30, 2010 and 2009 respectively,

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at June 30, 2010:

San José de Gracia:
Mining concessions	$4,703,367
Less: Accumulated amortization	(427,388)
Total	$4,275,979

Amortization expense was $23,454 and $46,908 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, (formerly SFAS No. 109, “Accounting for Income Taxes”), which requires the use of the liability method in the computation of income expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of June 30, 2010 are as follows:

June 30, 2010
Net deferred tax assets attributable to:
Prior years	$3,244,101
Tax benefit (liability) for current year	793,309
Total Deferred Tax Benefit	4,037,410
Valuation Allowance	(4,037,410)

Net Deferred Tax Benefit	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2010.

NOTE 5 – MATERIAL AGREEMENTS

Concessions and Interest related to the San José de Gracia Property:

In March 2000, The Company entered into agreements to complete the acquisition and consolidation of 100% of the San José de Gracia Property and related mining interests.  Pursuant to these agreements, the Mining Concessions and related interests comprising the San José de Gracia property were transferred to the Company.

In March 2005, the Company issued 115,000 common shares; received a cash payment of $15,000; and accepted a mutual release from the vending parties; to complete the acquisition agreements.

Financing/Sale of Stock:

On September 1, 2006 the Company signed an “ Earn In / Option Agreement” (“Earn In”) between:  DynaResource, Inc. (“DynaResource”) and DynaResource de México S.A. de C.V. (“DynaMéxico”), (“Seller”); and Goldgroup Resources Inc., of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and together, (“the Parties”).  Subsequently, Goldgroup changed its name to Goldgroup Mining Inc.

The Earn In provides for the sale of up to fifty per cent (50%) of the total outstanding shares of DynaMéxico, the wholly owned subsidiary of DynaResource at September 1, 2006, and the owner of the San José de Gracia District in northern Sinaloa México (“SJG”); in exchange for the total cash contributions to DynaMéxico, and expenditures related to the development of the SJG, in the amount of $18,000,000 by Goldgroup; contributed in four (4) phases, as set forth below:

Phase	On or before	Amount of Funds to be deposited to DynaMéxico (For SJG Expenditures)	Interest Earned (by Goldgroup in DynaMéxico)	Cumulative Interest Earned (by Goldgroup in DynaMéxico)
1.	June 15, 2007	$1,000,000	0%	0%; Completed
2.	March 15, 2008	$2,000,000	15%	15%; Completed
3.	September 15, 2009	$3,000,000	10%	25%; Completed
4.	March 15, 2011	$12,000,000	25%	50%

Pursuant to the Earn In Agreement:

•
DynaResource attached the “SJG Title Opinion”, compiled by Urias Romero Y Asociados, Abraham Urias, Mazatlan, Sinaloa, with attachments and schedules; describing the status and position of DynaMéxico and affiliates in México, and confirming the ownership and status of the Mining Concessions comprising the SJG District in Sinaloa, México;

•	DynaResource attached its audited, consolidated financial statements at December 31, 2005;

•	The Parties agree to a revised setting of the Board of Directors of DynaMéxico, to:

a)	Two (2) members of DynaResource; K.D. Diepholz, Chairman/CEO of DynaResource as President; and, Charles E. Smith; CFO of DynaResource;

b)	One (1) member of Goldgroup; Keith Piggott, CEO of Goldgroup.

•	A Management Committee was formed to approve budgets and expenditures pursuant to the Earn In. The setting of the Management Committee is:

a)	Two (2) members of Goldgroup; Keith Piggott, CEO of Goldgroup as Chairman; and, John Sutherland, CFO of Goldgroup;

b)	One (1) member of DynaResource; K.D. Diepholz, Chairman/CEO of DynaResource;

c)	Members of the Management Committee may be changed as subsequently agreed.

•	The Parties agree to cooperate to develop the SJG Property, in the best interests of the Project.

Phases 1, 2 and 3 of Earn In Completed:

Activities related to the exploration and development of SJG are being conducted by DynaMéxico, through contract to the operating subsidiary of DynaResource, Inc. in México, Mineras de DynaResource SA de CV. (“MinerasDyna”); with the management of personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones, SA de CV (“DynaOperaciones”).  Management and Administrative Fees are charged by MinerasDyna and DynaOperaciones, which are eliminated in consolidation.

On December 28, 2007 Goldgroup completed Phase II of the Earn In Agreement, through the contributions of Capital of $3,368,088 to DynaMéxico and the expenditures related to the exploration of SJG of 27,063,453 Mexican pesos, with the remainder held in cash in DynaMéxico, In January 2008, 15% of the Shares of DynaMéxico were transferred to Goldgroup.

On July 16, 2008, the Goldgroup completed Phase III of the Earn In Agreement through total contributions of capital under the Earn In Agreement of $6,118,009 with total expenditures related to the exploration of SJG of $57,252,898 Mexican pesos, with the remainder held in cash in DynaMéxico.  México  In August 2008, an additional 10% of the Shares of DynaMéxico were transferred to Goldgroup, so that Goldgroup now owns 25% of DynaMéxico.

Continuing with Phase IV exploration activities, at March 31, 2010 the Company reported total deposits to DynaMéxico by Goldgroup in excess of $10,767,990 USD, with total expenditures through DynaMéxico of approximately 118,786,701 Mexican pesos.

Continuing with Phase IV exploration activities, at June 30, 2010, the Company reported total deposits to DynaMéxico by Goldgroup in excess of $11,567,990 with total expenditures through DynaMéxico of approximately $ 127,547,600 Mexican Pesos.

MATERIAL AGREEMENT (MOU):

In order to clarify and confirm the operating structure at SJG, DynaResource, Inc., DynaResource de México, and Goldgroup Mining  Inc. (the Parties to the Earn In / Option Agreement;  and “the Parties”) entered into a “Memorandum of Understanding”, (the “MOU”), dated July 29, 2008 (See “MOU”).  The MOU provides for:

•	Mineras de DynaResource is the exclusive operating entity at SJG, pursuant to the operating agreement with DynaResource de México;

•	DynaResource de México owns the SJG 100%, and all Data and information pursuant thereto; any information disseminated regarding SJG must be disclosed as from DynaResource de México;

•	The SJG Management Committee is not a legal entity and has no authority or ability to sign contracts or incur obligations or liabilities to DynaMéxico, Mineras, or DynaOperaciones;

•	The SJG Management Committee does not have the authority to act for or represent DynaMéxico, Mineras, Operaciones, or the SJG Property;

•	All personnel must be employed or contracted through Mineras or Operaciones and be accountable to the employing / contracting entity;

NOTE 6 – RELATED PARTY TRANSACTIONS

In the six months ended June 30, 2010 and 2009, the Company paid $50,000 and $17,500. respectively to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees.

In addition, the Company issued common stock to the following related parties:

	Six months ended June 30, 2010	Year ended December 31, 2009
Directors	$0	$65,000
Consultants	$0	$81,250
Totals	$0	$146,250

NOTE 7 – NOTE RECEIVABLE - AFFILIATE

Through June 30, 2010, the Company loaned a total of $750,000 to DynaResource Nevada, Inc., a Nevada Corporation, with one operating subsidiary in México, DynaNevada de México, SA de CV.  The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaResource Nevada, Inc. at $ .25 / Share.  DynaResource Nevada, Inc. is a related entity, and through its subsidiary in México (DynaNevada de México, SA de CV.), (“DynaNevada”),, has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (the “Santa Gertrudis Property”).  DynaNevada completed the Option with IMMSA in March 2010, so that DynaNevada owns 100 % of the Santa Gertrudis Property.  In June, 2010, DynaNevada México acquired 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO.  These shares have the right to elect a majority of the Board of Directors.  There were 1,000 and 1,000 shares outstanding at June 30, 2010 and December 31, 2009, respectively.

Common Stock

The Company is authorized to issue 12,500,000 common share stocks at a par value of $0.01 per share.  These shares have full voting rights.  At June 30, 2010 there were 9,437,480 shares outstanding and at December 31, 2009, there were 9,374,303 shares outstanding.

Preferred Rights

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San José de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid, leaving a balance of $226,188.  As of December 31, 2005, $186,188 has been repaid, leaving a balance of $40,000. At June 30, 2010 the balance remains at $40,000.

Treasury Stock

Treasury stock is accounted for by the cost method.  The Company may from time to time purchase and resell its own common stock.  Treasury stock activity is presented in the consolidated statement of stockholders’ equity.

Options and Warrants

There are 630,092 options outstanding at June 30, 2010.

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

•
23,880 options entitle the holder to purchase one share of the Company’s common stock at a price of $10.00 per share and expire November 15, 2010.   No options were exercised or cancelled since issuance.

The Company’s stock price was $2.75 per share at June 30, 2010 and, therefore, none of the Company’s options would have been considered dilutive if the Company had not incurred a net loss.

NOTE 9 – NON-CONTROLLING INTEREST

The Company’s Noncontrolling Interest recorded in the unaudited consolidated financial statements relates to a 25% interest in DynaResource de México, S.A. de C.V. Changes in Noncontrolling Interest for the six months ended June 30, 2010 and 2009 was as follows:

	For the Six Months Ended June 30,
	2010	2009
Beginning balance	$(1,044,744)	$(589,754)
Operating income (loss)	(417,120)	(186,768)
Other comprehensive income (loss)	21,394	40,722
Ending balance	$(1,440,470)	$(735,800)

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

In September 2008, the Company entered into a 37 month lease agreement for its corporate office. The Company paid rent expense of $27,023 and $23,164 for the six months ended June 30, 2010 and 2009 respectively.

The following is a schedule of minimum lease payments required under the existing lease as of June 30, 2010:

Year Ended December 31	Amount

2010	$19,611
2011	31,501
2012	0
$51,112

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

In 2010, the FASB issued the following guidance:

Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”).

ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).

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

As of June 30, 2010, the Company’s financial assets and liabilities are measured at fair value using Level 3 inputs, with the exception of cash.

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

General

The Company’s majority owned (currently 75%) subsidiary, DynaResource de México, S.A. de C.V. (“DynaMéxico”), owns 100% of the mineral concessions and related interest to the San José de Gracia mining property covering approximately 99,500 hectares located in and around San José de Gracia, Sinaloa State, México (“SJG”). SJG is located on the west side of the Sierra Madre Mountains, approximately 250 kilometers inland from the port city of Los Mochis, Sinaloa;  and approximately 500  kilometers north of Mazatlan, Sinaloa.

The SJG is a High-Grade Mineralized System which reports historical production of + 1 M. Oz. AU, from a series of underground workings.  DynaMéxico is focused on the exploration of this vein-hosted, near surface, and + 400 hundred M. down – dip Gold potential, that occurs within fault breccia veins; and has been traced on surface and underground over a 15 Sq. Km. area.

Prior Drilling and Exploration Activity / SJG

A drill program was conducted at SJG in 1997 - 1998 by Golden Hemlock Explorations, Ltd., a prior partner at SJG. Approximately 6,172 meters drilling was completed in 63 core drill holes. Significant intercepts, including bonanza grades, outlined down dip potential of the Northeast section (150 Meter NE to SW extent of the Drilling) of the Los Hilos to La Cecena to Tres Amigos Trend.  And, Drill Hole 97-63 confirmed down dip and extension at the Palos Chinos Area of SJG.

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

Acquisition and Consolidation / SJG

In 2000, the Company formed DynaMéxico to acquire, invest in, explore and develop mining concessions in México, and specifically to acquire the ownership and interests related to San Jose de Gracia.  In March 2000, the Company and DynaMéxico entered into agreements to acquire and consolidate 100% of the San José de Gracia Property. The Company agreed to issue 2,493,271 shares in exchange for the complete acquisition of the SJG and all related interest, and subject to the complete transfer of all mining concessions.

After resolving ownership and title issues related to SJG, the number of shares to be issued to the prior owners of SJG was reduced to 115,000 shares from 2,493,271. (Note:  The 115,000 shares were issued in 2006, when all matters related to the acquisition, transfer, and consolidation, of the SJG district, were resolved).

Recent Pilot Production Activity

During the period 2003 through 2006, DynaMéxico conducted underground mining and pilot production activities at SJG.  The small scale production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity / flotation processing circuit. Initial test runs with tailings from historical production were completed in 2002.  Actual mining at the high grade San Pablo area of the SJG property commenced in March 2003.  DynaMéxico produced 18,250 Oz. gold from Mid 2003 to June 2006; from mined tonnage of 42,500 tons, at an average grade of approximately 20 g/t.  Production costs were reported at approx. < $ 175. / Oz.

During the period of production at SJG, the Company recognized it would be necessary to conduct large scale exploration activities in order to define and confirm a + 1 M. Oz. Gold, commercially mineable ore body (s).

Recent Financing Activity

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company and DynaMéxico negotiated and entered into the “Earn In / Option agreement with Goldgroup Resources, Inc. (now Goldgroup Mining Inc.), Vancouver, BC, dated September 1, 2006.  The Terms of the Earn In / Option agreement provides for $ 18 M. USD financing from Goldgroup to DynaMéxico, over four Phases (through March 2011), and related exploration expenditures at SJG, in exchange for Goldgroup’s earning of 50 % of the Shares of DynaMéxico.  The terms of the Earn In / Option also provided for the involvement of proven industry professionals in the SJG project.  (See Material Agreements; Earn In / Option Agreement.)

Exploration / Drilling Activity conducted Pursuant to the Earn In Agreement

•
In Phase I of the Earn In Agreement,  approximately 3,400 meters drilling was accomplished in 22 core drill holes (SJG 07-01 to SJG 07-22); as well as geochemical sampling and mapping, and data consolidation into Surpac Software.

•	In Phase II of the Earn In Agreement, approximately 5,500 meters was completed in 23 core drill holes (SJG 07-23 to 07-45).

•	In Phase III of the Earn In Agreement, approximately 15,150 meters was completed in 56 core drill holes (SJG 08-46 to SJG 08-101).

•	In Phase IV of the Earn In Agreement, and at December 31, 2008, approximately 5,950 meters were completed in 25 core drill holes (through SJG 08-126).

•	Continuing with Phase IV of the Earn In Agreement, in 2009 and at December 31, 2009, an additional 4,000 Meters was completed in 21 Drill Holes (through SJG 09-147.)

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

Identification of New, Additional Resource Target Areas:

Significant survey responses were reported for the following areas; and are projected for follow up drilling:

San Pablo; Up Dip;
San Pablo; Displacement Zone;
Tres Amigos; Down Dip and Northwest;
Tres Amigos; Extension Northeast;
Orange Tree; Down Dip;
La Cecena, Los Hilos, and Tepehauje;
Palos Chinos;
La Prieta;
La Purisima; Down dip at Southeast end;
Argyllic Zone;   + 250 M. Down;

Structural Geologist

In February 2009, DynaOperaciones retained a geological consultant, Jonathan Cordery, with prior experience in México, to review and Map the SJG Property with regard to Ore Controls and structural analysis.  An area of 2.8 Km by 3.4 Km was mapped; and a review was completed of recent (2007-2008) drill core and drill logs through drill hole # 08-126.  Final Reports and maps have been received; and the results and analysis are being utilized in planning drilling programs at SJG.   Information contained in the preliminary reports is described below:

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

Company Management believes the recent drilling at San Pablo has defined a sizeable Inferred Resource (+ 400,000 Oz. Au.), using a Cut Off grade of 2 g/t., with an average grade of + 8 g/t.  Infill drilling and further extensions to San Pablo area are projected for fall, 2010.  A 43-101 compliant Technical Report is planned for commission by DynaMéxico in 2010 and which is expected to confirm the Company’s estimates.

Northwest Down Dip of Tres Amigos

•	SJG 08-110;	3.40 M. of 1.72 g/t.; 1.40 M. of 1.829 g/t.; 2.80 M. of 2.34 g/t. (2.68 AU Equivalent); Including .70 M. of 8.6 g/t.; And, 1.8 M. of 2.63 g/t. (2.95 g/t. AU Equivalent);

•	SJG 08-111;	1.50 M. of 1.008 g/t. (1.10 g/t. AU Equivalent); And, 4.8 M. of 1.89 g/t. (2.56 g/t. AU Equivalent); Including .90 M. of 5.86 g/t.;

•	SJG 08-112;	2.80 M. of 1.61 g/t. (2.06 g/t. AU Equivalent); And, .70 M. of .752 g/t. (1.62 g/t. AU Equivalent).;

•	SJG 08-113;	1.60 M. of 13.66 g/t. (14.17 g/t. AU Equivalent); And, 6.30 M. of 1.99 g/t. (2.19 g/t. AU Equivalent); Including 3.10 M. of 3.45 g/t.;

•	SJG 08-114;	5 M. of 2.91 g/t. (3.13 g/t. AU Equivalent); Including 1.7 M of 8.32 g/t.;

•	SJG 08-115;	1.5 M. of 3.40 g/t (4.60 AU Equivalent); And, 9.40 M. of 5.15 g/t.; Including 5.7 M of 8.37 g/t.; And, Including 2.1 M. of 9.48 g/t.; And, Including 1.7 M. of 12.96 g/t;

•	SJG 08-116;	2.1 M of 2.96 g/t. (3.79 g/t. AU Equivalent); And, 9.80 M. of 7.74 g/t. (8.02 g/t. AU Equivalent); Including 3.3 M. of 21.28 g/t.; And, Including 1.6 M. of 33.859 g/t.;

Southwest Tres Amigos towards La Cecena;  Extending Tres Amigos SW towards LA Cecena:

•	SJG 08-117;	1.7 M. of 4.674 G/T. (5.23 g/t. AU Equivalent); And, 3.70 M. of 2.44g/t. (3.01 g/t. AU Equivalent);

•	SJG 08-118;
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

Company Management believes the 1997 – 1998 Drilling at Tres Amigos, and the recent drilling in 2008, 2009, and 2010 has defined a sizeable Inferred Resource at Tres Amigos of + 400,000 Oz..  Infill drilling and further extensions to Tres Amigos are projected for 2010.  A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in 2010, and which is expected to confirm Company estimates.

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

La Purisima:

•	SJG07-21;	8 M. of 20.67 g/t., Including 6 M. of 26.89 g/t., Including 2.1 M. of 76.33 g/t.;

•	SJG 07-35;	4.4 M. of 1.54 g/t., Including 2.2 M. of 2.736 g/t.; And, 1.75 M. of 1.74 g/t;

•	DDH 07-36;	1.42 M. of 4.319 g/t.;

•	SJG 07-37;	4.45 M. of 3.07 g/t., Including 2.2 M. of 5.004 g/t.;

•	SJG 07-39;	2.05 M. of 2.479 g/t.; And, 4.2 M. of 8.55 g/t., Including 3.25 M. of 10.89 g/t.; And, Including 1.90 M. of 16.675 g/t.;

•	SJG 07-40;	.8 M. of 2.43 g/t.; And, 1.8 M. of 1.763 g/t.;

•	SJG 07-42;	5.9 M. of 1.85 g/t., Including 2.2 M. of 3.316 g/t.; And, 1.1 M. of 3.475 g/t.;

•	SJG 08-63;	.4M. of 11.694 g/t;

•	SJG 08-68;	1.6 M. of 18.26 g/t., Including 1 M. of 23.9t;

•	SJG 08-70;
11.1 M. of 1.83 g/t., Including 2.3 M. of 5.190 g/t., And, Including 1.10 M. of 9.434 g/t.; And, 1.50 M. of 4.15 g/t., Including .25 M. of 16.274 g/t.;  And, .2 M. of 4.292 g/t.,  Including Zinc Credits;

•	SJG 08-82;	1.70 M. of 18.218 g/t.;

•	SJG 08-84;	.36 M. of 39.5 g/t.; .17 M. of Zinc Credits;

Company Management believes the recent drilling at La Purisima in 2007- 10, has defined a sizeable Inferred Resource at La Purisima (+ 200,000 Oz. Au.).  Infill drilling and further extensions to La Purisima are projected for 2010. A 43-101 compliant Technical Report is planned for commission by DynaMéxico in 2010.

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

Company Management believes the recent drilling at La Union in 2007-10, has defined a sizeable Inferred Resource at La Union (+ 100,000 Oz. Au.  Infill drilling and further extensions to La Union are projected for 2010. A 43-101 compliant Technical Report is expected to be commissioned  by DynaMéxico in 2010.

Palos Chinos:

•	’97-63;	27.8 M of 2.3 g/t; Including 17.30 M. of 2.81 g/t; And, Including .7 M. of 9.25 g/t; And, Including 2.7 M. of 8.45 g/t;

•	SJG 07-02;	.75 M. of 17.5 g/t.;

•	SJG 07-16;	7.7 M. of 1.86 g/t., Including 4.35 M. of 3.09 g/t., Including 2.15 M. of 5.2 g/t.;

Other Target Areas at SJG remain virtually unexplored:

•	La Prieta;

•	Rudolpho;

•	Rosario;

•	Argillic Zone;

These drilling Results obtained through Phases 1, 2, 3, and continuing in Phase 4 confirm extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. Specifically, San Pablo, La Purisima, Tres Amigos, La Cecena, and La Union areas have reported significant results. (See description of drilling highlights by target area above). The Company believes that sizeable inferred resources have been defined at San Pablo, Tres Amigos, La Union and La Purisima. Further Phase 4 drilling will be targeted at Tres Amigos, La Prieta, La Union, La Purisima, and San Pablo. In 2010, the Company expects DynaMéxico to commission a 43-101 compliant technical report of the Resources defined at SJG.

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

Tres Amigos / La Cecena

•	SJG 10-150:
4.39 M. – 7.34 g/t; Including 2.88 M. – 10.9 g/t;  And, Including 1.71 M. – 17.78 g/t;  And, Including .87 M. – 25 g/t;  And 11.91 M. – 3.10 g/t; Including 2.38 M. – 11.77 g/t;  And, Including 1.17 M. – 14.23 g/t;

•	SJG 10-151:	11.95 M. – 14.66 g/t; Including 7.82 M. – 22.18 g/t; And, Including 2.63 M. – 62.05 g/t; And, Including 1.88 M. – 82.31 g/t; And, Including .92 M. – 137.60 g/t;

•	SJG 10-152:	9.27 M. – 1.65 g/t; Including 1.13 M. – 9.85 g/t; And, Including .63 M. – 15.90 g/t;

•	SJG 10-153:	7.11 M. – 2.91 g/t; Including 3.63 M. – 5.36 g/t; And, Including 1.73 M. – 6.70 g/t; And, Including: .55 M.--6.97 g/t; ("La Cecena")

•	SJG 10-154:	2.25 M. – 17.18 g/t; Including 1.75 M. – 21.89 g/t; (“La Cecena”)

•	SJG 10-165:	8.26 M. – 5.40 g/t; Including 4.55 M. – 8.23 g/t; And, Including 1 M. – 6.30 g/t; (“La Cecena / Tepehauje”);

Palos Chinos / La Purisima

•	SJG 10-161:	7.6 M. – 4.64 g/t;	Including 1.6 M. – 18.88 g/t;

Second Quarter 2010:

Continuing with Phase 4 of the Earn In Agreement in 2010, and at June 30, 2010, an additional 5,382 Meters drilling was completed in 20 Drill Holes (SJG 2010 169 – 188).  At June 30, 2010, a total of 45,549 Meters drilling has been completed in 188 core drill holes, financed pursuant to the Earn In Agreement. An SJG Drill Intercepts Summary File, describing the mineralized intercepts of all core drill holes, including the drilling results of 1997, and including the recent drilling of 2007- June 30, 2010 can be viewed on the website of the SEC at:

 http://sec.gov/Archives/edgar/data/1111741/000112178109000078/ex99three.htm

Drill Highlights;  Second Quarter 2010:

Tres Amigos / La Cecena

•	SJG 10-175:	9.3 M. – 1.81 g/t;	Including: 1.09 M. – 4.973 g/t; And, Including .99 M. – 8.102 g/t; And, 1.17 M. – 2.054 g/t; And, .43 M. – 1.436 g/t;

And, 6.0 M. – 4.19 g/t; Including 2.56 M. – 8.95 g/t;  And: 1.4 M. – 3.116 g/t;

•	SJG 10-176:	.59 M. – 1.343 g/t; And, 15.31 M. – 1.09 g/t;	And, Including 1.05 M. – 3.127 g/t; And, Including .65 M. – 5.294 g/t;

•	SJG 10-177:	5.27 M – 19.8 g/t; And, Including 2.92 M. – 33.7 g/t; And, Including 1.05 M. – 52.11 g/t; And, 9.28 M. – 7.88 g/t; Including 1.43 M. – 32.38 g/t; And, Including .78 M. – 50.153 g/t;

•	SJG 10-178:	.8 M. – 3.831 g/t;
And, 1.95 M. – 1.884 g/t; And, 5.3 M. – 1.01 g/t; Including 1.7 M. – 1.953 g/t;  And, 12.85 M. – 3.62 g/t;  Including 3.52 M. – 5.56 g/t;  And, Including 1.76 M. – 6.13 g/t;  And, Including 1.05 M. – 5.50 g/t;  And, 2.23 M. – 2.56 g/t; Including .6 M. – 8.84 g/t;

•	SJG 10-179:	1.76 M. – 1.585 g/t; And, 1.72 M. – 105.51 g/t; And,	4.678 M. – 5.70 g/t; Including 2.65 M. – 8.23 g/t; And, 2.30 M. – 4.79 g/t; Including 1.15 M. – 7.00 g/t;

•	SJG 10-181:	3.03 M. – 1.73 g/t; Including 1.5 M. – 2.885 g/t;

•	SJG 10-182:	.62 M. – 3.348 g/t; And, 1.01 M. – 2.85 g/t; And, .47 M.--2.292 g/t;

La Purisima / Palos Chinos:

•	SJG 10-186:	1 M. – 2.579 g/t;	And, 8.15 M. – 2.79 g/t; Including	.6 M. – 30.57 g/t;

La Prieta / Rosario:

•	SJG 10-169:	.35 M. – 1.37 g/t; And, 8.42 M. – 3.80 g/t; Including 3.38 M.--9.11 g/t; And, Including 1.7 M.--11.61g/t; And: 1.85 M.--1.56 g/t;

•	SJG 10-171:	.6 M. – 2.9 g/t;

•	SJG 10-172:	2.1 M. – 2.52 g/t;	Including 1.1 M. – 4.47 g/t;

•	SJG 10-173:	1.3 M. – 1.302 g/t; And, 1.3 M. – 2.486 g/t;

•	SJG 10-174:	1.65 M. – 5.855 g/t; And, 1.53 M. – 1.848 g/t; And, 2.91 M. – 1.87 g/t; Including, 1.07 M. – 4.699 g/t; And, 11.69 M. – 1.08 g/t; Including 5.56 M. – 1.96 g/t; And, Including .86 M. – 3.754 g/t;

DynaMéxico Summary of Drilling Results

The drilling results obtained through June 30, 2010 confirm the extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (+ 10 g/t) which are consistent with historical and recent production. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results.  (Note Drill Summary file referred to above.)  Continued Phase 4 drilling will be targeted at Tres Amigos, San Pablo, La Prieta, La Union and La Purisima.

Company Interpretations and Estimates

In some areas of SJG, topography has prevented the drilling of holes on conventional 50 M. Spacing.  In some areas, the distance between drilled holes is + 100 M.  In these areas, DynaMéxico is considering the building of new roads in order to complete in-fill drill holes.  Nonetheless, the Company has interpreted the results of drilling activity, and considering the recent production activity as well; and it has calculated manually an estimate of the mineable resource at SJG.  This manually calculated estimate includes Oz. Au at the areas of:  San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima; by assuming grade and width averaging between drill holes.  DynaMéxico expects to confirm Au. Resources . in  fall, 2010, under the guidelines and description of a commissioned 43-101 technical report.

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

Technical Report of Resources

In 2010, the Company expects DynaMéxico to commission a 43-101 compliant report of the probable and inferred resources defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of June 30, 2010.

Structure of Company / Operations

Activities in México are conducted by DynaMéxico, through Contract to the operating subsidiary of DynaResource, Inc., Mineras de DynaResource SA de CV. (“MinerasDyna”); with the Management of Personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones, SA de CV (“DynaOperaciones”).  DynaResource, Inc. management and consultants continue to manage the 3 subsidiaries in México; while Chairman / CEO K.D. Diepholz is the President of each of the 3 companies.  Management and Administrative Fees are charged by MinerasDyna and DynaOperaciones, which are eliminated in consolidation.

Competitive Advantage

The Company, through its subsidiaries, has been conducting business in México since March 2000.   During this period the Company believes it has structured its subsidiaries properly and strategically, and during which time the Company has retained key personnel and developed key relationships and support.  The Company believes its experience and accomplishments in México gives it a competitive advantage, even though many competitors may be larger and have more capital resources.

Drilling Programs

Further drilling programs at SJG are expected to continue in 2010, and are being planned considering the results of the magnetic and IP surveys, and in consideration of the recent analysis of the structure and ore controls at SJG.  A 15,000 Meter drill program was carried out and completed at June 30, 2010.  Subsequently, the next 30,000 Meters drilling at SJG will be programmed, with the completion date expected at March 15, 2011. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Capital contributions and Expenditures to Earn In

Goldgroup contributed $ 800,000 USD to DynaMéxico, in the quarter ending June 30, 2010. The total capital contributed by Goldgroup to DynaMéxico at June 30, 2010 was $ 11,567,990 USD.

Note Receivable – Affiliate

In the quarter ending June 30, 2010, the Company did not loan any additional funds to  DynaResource Nevada, Inc., a Nevada Corporation, with one operating subsidiary in México, DynaNevada de México, SA. de CV. The total amount loaned by the Company to DynaResource Nevada, Inc. at June 30, 2010 is $ 750,000. USD.  The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaResource Nevada, Inc. at $ .25 / Share.  DynaResource Nevada, Inc. is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”).  In March, 2010, DynaNevada completed the Option with IMMSA so that it now owns 100 % of Santa Gertrudis.  In June, 2010, DynaNevada  México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”).

Competition

DynaMéxico retains 100 % of the rights to concessions over the area of the San José de Gracia property and currently sees no competition for mining on the lands covered by those concessions.  If DynaMéxico were to re-start production activities, the sale of gold and any bi-products would be subject to global market prices; which prices fluctuate daily,   The Company was successful in selling gold concentrates produced from SJG in prior years; and the Company expects willing buyers for its produced products in the future.  Actual prices received by DynaMéxico would depend upon these global market prices, less processing charges and any deductions.

POTENTIAL RISKS

Funding from Goldgroup Mining Inc.:

Funding for the exploration activity at SJG is primarily due to the capital contributions to DynaMéxico from Goldgroup Mining  Inc. There is no certainty that this funding will continue or that the Earn In / Option Agreement will be completed.  Should the funding of Goldgroup cease, the Company would be required to fund further exploration work through its own capital reserves, or to obtain alternate financing sources.  Any alternate funding sources could result in additional dilution to shareholders.

Potential Conflicts with Shareholder of DynaMéxico (Non-Controlling Interest Holder):

While the Company believes it has negotiated and authorized proper agreements to provide for the financing and exploration of SJG, there exists potential for conflicts with Goldgroup Mining  Inc.  Goldgroup carries the majority of seats on the SJG Management Committee, which is charged with responsibility of approving the budgets and approving technical plans to the SJG Project.  Concurrently, MinerasDyna has been named the exclusive operator of the SJG Project; and MinerasDyna is managed by officers of DynaResource.  Also, DynaResource carries a majority of the seats on the Board of Directors of DynaMéxico, and also carries 100 % of the Seats on the Boards of MinerasDyna and 100 % of the Seats of the Board of DynaOperaciones.  Mr. K.D. Diepholz, chairman and CEO of DynaResource, Inc. and Mr. Charles E. Smith, CFO of DynaResource, Inc. are the President and Secretary respectively for DynaMéxico, MinerasDyna, and DynaOperaciones.  Inherent in the structure of Ownership and Operation of the SJG Project is the potential for conflicts that could materially affect operations.

Mineable Resource:

There is no certainty that the exploration activity at SJG would result in the definition of a mineable resource at SJG.  While the company believes there is already in place an approximate + 1 M. Oz. Au  mineable ore resource at SJG;  there is no certainty that the Company’s opinion will be proven correct, or than any proven, probable, or inferred resource would be commercially producible.  If a commercial mineable resource is not confirmed at SJG, the Company’s investment at SJG could be at risk.

Company Interpretations and Estimates

There can be no assurance that the company’s interpretations or estimates will be proven correct, or that future results will be consistent with past results.

Feasibility Study / Economic Assessment Report

There can be no assurance that DynaMéxico will be able to complete a successful feasibility or economic assessment at the SJG project.  If DynaMéxico is not successful in its plan to complete the feasibility or economic assessment, the company’s investment at SJG could be at risk. Further, if the company is not able to complete a commercial feasibility study or positive economic assessment, it may not be successful in obtaining funding for production activities.

50 % of the Interest In and Revenue from DynaResource de México May be Owned by Goldgroup Mining  Inc.:

Goldgroup has completed Phases I, II, and III of the Earn In / Option Agreement, and as a result has been transferred 25 % of the Shares and ownership of DynaResource de México.  Should Goldgroup complete Phase IV of the Earn In / Option Agreement (through the contribution  of a total of $ 18,000,000 USD. by March 15, 2011); Goldgroup would receive an additional 25 % of the shares and ownership of DynaResource de México (Total of 50%).  In such case DynaResource, Inc. and its shareholders will  retain only 50 % of the shares and ownership of DynaResource de México.  Investors in the Company’s shares should be aware that any benefits to be derived from the ownership of DynaResource de México would be shared 50 % with Goldgroup.

Employees

The Company has four employees in its corporate office in Dallas, Texas, three of which are officers, and it employs approximately thirty persons through its subsidiaries in México.

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

RESULTS FOR THE THREE AND SIX MONTHS ENDED June 30, 2010

REVENUE.  Revenue for the three and six months ended June 30, 2010 was $125,242 and $219,786 respectively and the $0 for the three and six months ended June 30, 2009.  This income was produced by providing exploration work for a related entity. The company ceased its production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources. The funds for current exploration activity are contributed by Goldgroup Resources, Inc., pursuant to the  Earn-In Agreement,  as described  in this 10-Q (See Earn In and Option Agreement / Material Agreements).

COST OF EXPLORATION. Exploration costs were $1,057,026 and 1,788,818 for the three and six months ended June 30, 2010 respectively and $$447,352 and $858,047 for the three and six months ended June 30, 2009 respectively.  The increase in costs was due to the increase in exploration and drilling activity in the first quarter 2010.

OPERATING EXPENSES. Operating expenses for the three and six months ended June 30, 2010 was $393,112 and $765,991 respectively compared to expenses of $337,179 and $793,503 for the three and six months ended June 30, 2009 respectively. The above expenses include depreciation and amortization amounts of $37,339 and $74,680 for the three and six months ended June 30, 2010 and $40,340 and $80,678 for the three and six months ended June 30, 2009, respectively.

OTHER INCOME (EXPENSE). Other income was $764 and $1,762 for the three and six months ended June 30, 2010 respectively compared to $7,660 and $4,848 respectively for the three and six months ended June 30, 2009.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three and six months ended June 30, 2010 was $254,686 and $417,120 respectively compared to $59,152 and $186,768 respectively for the three and six months ended June 30, 2009. This is due to the Company reporting a greater loss in 2010 compared to 2009 and therefore a larger amount allocated to our minority interest holder.

COMPREHENSIVE (LOSS). Comprehensive loss includes the company’s net loss plus the currency translation gain (loss) for the period which was negative $975,908 and $1,646,168 for the three and six months ended June 30, 2010 respectively compared to negative $267,453 and $1,168,234 respectively for the three and six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES. The Company has sufficient capital on hand to fund overhead operations for the next years.   Goldgroup is funding the exploration activities at SJG in accordance with the Earn-In Agreement.  In December 2009, Goldgroup advised the Company that they have funds on hand to complete their option under the Earn-In Agreement.

PLAN OF OPERATION

Future Capital Contributions and Expenditures

Pursuant to the terms of the Earn In / Option Agreement, Goldgroup is to contribute and expend a total of $ 18 M. USD, to DynaMéxico, on or before March 15, 2011.  As of June 30, 2010, Goldgroup had contributed $11,567,990 USD and the balance in capital to be contributed by Goldgroup is $6,432,010 USD.  The company expects these funds to be contributed by Goldgroup over the next 9 months, and with subsequent exploration expenditures by DynaMéxico at SJG.  While this future contribution of Capital to DynaMéxico would dilute the shares of DynaMéxico; it will not dilute the shares of DynaResource, Inc.

2010 Drilling Programs

A 15,000 Meter Drilling program was carried out and completed at June 30, 2010.  Subsequently, an additional 30,000 Meter drilling program will be programmed. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta / Rosario / Rudolpho. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Mineable “Resource” at San José de Gracia

The Company believes that DynaMéxico has outlined significant mineable Gold deposits from drilling activity; at San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima areas of SJG.  Further drilling is expected to outline additional mineable ore at these target areas, while mineable ore deposits are also expected to be defined at La Prieta and the area Northeast of Tres Amigos.  Other areas at SJG indicate clear potential to develop commercial ore deposits as well.

Technical Report of Resources

In 2010, the Company expects DynaMéxico to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of  June 30, 2010.

Future Feasibility Study / Economic Assessment

Considering the historic production reported from SJG and the results of the recent production operation, and the results of the drilling activity to date; and considering the Block model in Surpac being developed; and considering the Company’s manual estimate of resource at SJG;  the Company recognizes the potential for  a + 100,000 Oz. gold per year production operation at SJG.  At the completion of the Earn In Agreement (defined by agreement at March 2011), and at the completion of the drilling programs funded pursuant to the Terms of the Earn In Agreement, the Company expects DynaMéxico to complete a Feasibility Study or Economic Assessment Report to confirm and define the full scale production plans at SJG.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2010, our Chief Executive Officer and Chief Financial Officer as of June 30, 2010, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2010.   Based on its evaluation, our management concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

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

Date: August 13, 2010