Form 10-Q
period 2010-09-30
DYNARESOURCE INC
filed 2010-11-22
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [X]   No [     ].

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

As of November 22, 2010, there were 9,621,720 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3
	Notes to Financial Statements	6-17
Item 2	Management's Discussion and Analysis or Plan of Operation	18-33
Item 4	Controls and Procedures	34

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 2.	Changes in Securities	35
Item 3.	Default upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits and Reports on Form 8-K	35

DYNARESOURCE, INC.
(An Exploration Stage Company)
 Consolidated Balance Sheets
 September 30, 2010 and December 31, 2009

	Sept 30, 2010 (Unaudited)	Dec 31, 2009 (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,197,755	$1,640,508
Foreign Tax Receivable	59,818	120,210
Other Current Assets	444,889	217,136
Total Current Assets	1,702,462	1,977,854

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $570,016 and $524,424)	385,532	350,828
Mining Properties (Net of Accumulated Amortization of $461,315 and $390,953)	4,242,052	4,312,414
Total Fixed Assets	4,627,584	4,663,242

Other Assets:
Note Receivable - Affiliate	750,000	500,000
Other Receivable – Affiliate	55,760	50,760
Deposits	6,310	6,666
Total Other Assets	812,070	557,426
TOTAL ASSETS	$7,142,116	$7,198,522

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable	$10,929	$40,586
Accrued Expenses	62,455	43,317
Total Liabilities	73,384	83,903

Preferred stock, $1.00 par value, 10,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common stock, $.01 par value, 12,500,000 shares authorized, 9,621,720 and 9,374,303 shares issued and outstanding	96,217	93,743
Preferred Rights	40,000	40,000
Additional Paid In Capital	29,020,736	25,475,425
Treasury Stock	0	(2,385)

Other Comprehensive Income	1,718,500	1,405,537
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(16,196,441)	(12,851,441)
Total DynaResource, Inc. Stockholders’ Equity	8,677,496	8,159,363
Noncontrolling Interest	(1,608,764)	(1,044,744)
TOTAL EQUITY	7,068,732	7,114,619
TOTAL LIABILITIES AND EQUITY	$7,142,116	$7,198,522

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
(Unaudited)
	Three Months Ended		Nine Months Ended		Cumulative Since Re-Entering Development Stage (Jan. 1, 2007)
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009

REVENUES	$100,288	$41,074	$320,074	$41,074	$361,148
COST OF SALES
Exploration Costs	512,915	248,990	2,301,733	1,107,037	10,468,005
GROSS PROFIT (DEFICIT)	(412,627)	(207,916)	(1,981,659)	(1,065,963)	(10,106,857)

OPERATING EXPENSES:
Depreciation and Amortization	41,274	40,340	115,954	121,019	564,922
General and Administrative	974,865	346,047	1,666,176	1,058,871	5,769,826
TOTAL OPERATING EXPENSES	1,016,139	386,387	1,782,130	1,179,890	6,334,748

NET OPERATING INCOME (LOSS)	(1,428,766)	(594,303)	(3,763,789)	(2,245,853)	(16,441,605)

OTHER INCOME (EXPENSE)
Portfolio Income	576	1,717	2,338	6,565	19,923
Other income	0	0	0	0	2,104
TOTAL OTHER INCOME (EXPENSE)	576	1,717	2,338	6,565	22,027

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,428,190)	(592,586)	(3,761,451)	(2,239,288)	(16,419,578)

Provision for Income Taxes (Expense) Benefit	0	0	0	0	38,259
NET (LOSS)	(1,428,190)	(592,586)	(3,761,451)	(2,239,288)	(16,381,319)
Net Loss Attributable to Non-Controlling Interest	120,421	101,609	537,541	288,377	1,927,265
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(1,307,769)	(490,977)	(3,223,910)	(1,950,911)	(14,454,054)

COMPREHENSIVE INCOME (LOSS):
Currency Translation Gain (Loss)	(412,457)	(183,999)	(121,090)	148,423	(1,742,387)
COMPREHENSIVE LOSS BEFORE NON-CONTROLLING INTEREST	(1,720,226)	(674,976)	(3,345,000)	(1,802,488)	(16,196,441)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	47,873	20,995	26,479	(19,727)	370,239
COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(1,672,353)	$(653,981)	$(3,318,521)	$(1,822,215)	$(15,826,202)

EARNINGS PER SHARE, Bassic and diluted Weighted Average Shares Outstanding, Basic and Diluted	9,526,968	9,076,913	9,458,269	9,073,913

Earnings Per Share,	$(0.18)	$(0.07)	$(0.35)	$(0.20)
Basic and Diluted

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
 (Unaudited)
	Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009	Cumulative Since Re-entering Development Stage (Jan 1, 2007)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,761,451)	$(2,239,288)	$(16,381,319)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	610,280	0	1,296,218
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	115,954	121,019	564,922
Loss on Disposition of Fixed Assets	0	0	28,006
Change in assets and liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) Decrease in Other Receivable – Related Party	(5,000)	50,225	(55,760)
(Increase) Decrease in Foreign Tax Receivable	60,392	124,856	(10,613)
(Increase) in Other Current Assets	(227,753)	(108,151)	(367,798)
(Increase) Decrease in Deposits	356	(895)	(6,310)
(Decrease) in Accounts Payable	(29,657)	(82,466)	(30,475)
Increase (Decrease) in Accrued Expenses	19,138	28,744	(41,681)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED) IN OPERATING ACTIVITIES	(3,217,741)	(2,105,956)	(14,842,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets, net	(80,296)	(53,821)	(361,790)
Retirement of Fixed Assets	0	9,701
10,124 Investment in affiliate	(250,000)	(450,000)	(750,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(330,296)	(494,120)	(1,101,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMéxico Earn In	2,700,000	1,227,090	12,242,985
Proceeds from sale of common stock	213,077	0	3,875,669
Repurchase of common stock options	0	0	(10,000)
Other comprehensive income (loss)	286,484	26,679	1,772,881
Purchase of treasury stock	(54,209)	(183,000)	(284,999)
Proceeds from sale of treasury stock	81,022	230,405	337,536
Repayment of common stock receivable	0	125,000	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,226,374	1,426,174	17,934,072
Effect of exchange rate on cash	(121,090)	148,423	(1,612,565)
NET INCREASE (DECREASE) IN CASH	(442,753)	(1,025,479)	376,915

Cash, beginning of period	1,640,508	2,339,561	820,840
Cash, end of period	$1,197,755	$1,314,082	$1,197,755

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$129,822

See accompanying summary of accounting policies and notes to financial statements.

DYNARESOURCE, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements September 30, 2010 (Unaudited)

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de México S.A. de C.V. chartered in México (“DynaMéxico”).  This Company was formed to acquire, invest in and develop resource properties in México.  In 2005, the Company formed DynaResource Operaciones de San José De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired effective control of Mineras de DynaResource S.A. de C.V. (formerly Minera Finesterre, S.A. de C.V.) (“Mineras”). The Company owned 25% of Mineras and acquired effective control of Mineras by acquiring the option to purchase the remaining 75% of the Shares of Mineras for seventy five pesos (approximately $5.85 in United States dollars, as of September 30, 2010).   The Agreement also provided that the other shareholders relinquish and forfeit any and all rights, interests and claims in and to Mineras and in or to any of the rights or assets owned or controlled by Mineras. The Company finalized the option and acquisition of Mineras in January 2010 and now owns 100% of Mineras.   The results of Mineras are consolidated with those of the Company.

In January 2008, the Company transferred 15% of the ownership of DynaMéxico to Goldgroup Mining Inc., (“Goldgroup”) in exchange for a $3,000,000 cash contribution and exploration expenditures at the San José de Gracia property (“SJG”), and in August 2008, the Company transferred an additional 10% of the ownership of DynaMéxico to Goldgroup in exchange for an additional $3,000,000 cash and exploration expenditures (See Note 5 below).  Through September 30, 2010, Goldgroup has contributed $12,567,990 to DynaMéxico, and it currently owns 25% of DynaMéxico.  Goldgroup may acquire an additional 25% of DynaMéxico (for a total of 50%) by contributing an additional $5,432,010 to DynaMéxico by March 15, 2011.

The Company produced approximately $7,000,000 in revenues from production activities during the years ended December 31, 2003 through 2006, and suspended this activity voluntarily to concentrate its efforts on exploration and development. In accordance with that decision, as of January 1, 2007, the Company reentered the Exploration Stage and has presented its cumulative results since reentering the Exploration Stage, in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Enterprises”, (formerly Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”) and will continue this presentation until it again has revenues from operations.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Form 10K, for the year ended December 31, 2009.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Management believes that all adjustments necessary for a fair statement of the results of the three and nine months ended September 30, 2010 and 2009 have been made.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the nine months ended September 30, 2010 (Mexican pesos per one U.S. dollar):

	September 30, 2010
Current exchange rate	Pesos	12.48810
Weighted average exchange rate for the nine months ended	Pesos	12.72864

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

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of IVA receivable as of September 30, 2010 and December 31, 2009 were $59,818 and $120,210, respectively.

Other Current Assets:

Other current assets consist primarily of prepayments to vendors in Mexico, who require a 50% paid in advance for work to be performed, travel advances to employees in Mexico and Mexican tax benefits.

Inventory:

As the Company ceased production in 2006, there is no inventory, as of September 30, 2010 and December 31, 2009.

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

Mining Properties:

The Company is an ‘Exploration Stage’ company as defined in “SEC Industry Guide 7”.  Mining properties consist of 34 concessions at the San José de Gracia property,  the basis of which are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves.     The concessions expire between the years 2028 and 2058, with the majority of the hectares expiring in 2057 and 2058.   If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;
•	estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing,  no events have occurred that would require write-down of any assets.

Exploration, development, direct field costs and administrative costs are expensed in the period incurred.

The carrying amounts of the mining concessions are reviewed at each calendar year end to determine whether there is any indication of impairment. If such indication of impairment exists, the asset’s recoverable amount will be reduced to its estimated fair value. As of December 31, 2009, no indications of impairment existed.

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

As the Company incurred a net loss during the nine months ended September 30, 2010 and 2009, the basic and diluted loss per common share is the same.   As discussed in Note 8, and as of September 30, 2010, the Company had 630,092 stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future.

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of the net loss and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations from Mexican pesos to United States dollars.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820 “Fair Value Measurement and Disclosure” (formerly SFAS No. 157, “Disclosures About Fair Value of Financial Instruments”), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  As of September 30, 2010 the Company did not have any financial instruments other than cash and cash equivalents.

Reclassification:

Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2 – FIXED ASSETS

Fixed assets are stated at cost and consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Mining camp equipment and fixtures	$492,581	$546,636
Transportation equipment	203,513	179,395
Lab equipment	14,306	14,306
Machinery and equipment	130,914	16,175
Office furniture and fixtures	77,901	76,895
Office equipment	4,083	9,595
Computer equipment	32,250	32,250
Sub-total	$955,548	$875,252
Less: Accumulated depreciation	(570,016)	(524,424)
Total	$385,532	$350,828

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $45,592 and $50,657 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
San José de Gracia:
Mining concessions	$4,703,367	$4,703,367
Less: Accumulated amortization	(461,315)	(390,953)
Total	$4,242,052	$4,312,414

Amortization expense was $70,362 and $70,362 for the nine months ended September 30, 2010 and 2009, respectively.

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

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of September 30, 2010 are as follows:

	September 30, 2010	December 31, 2009
Net deferred tax assets attributable to:
Prior years	$3,244,101	$2,131,367
Tax benefit (liability) for current year	1,278,893	1,112,734
Total Deferred Tax Benefit	4,522,994	3,244,101
Valuation Allowance	(4,522,994)	(3,244,101)

Net Deferred Tax Benefit	$0	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2010 and December 31, 2009.

NOTE 5 – MATERIAL AGREEMENTS

Concessions and Interest related to the San José de Gracia Property:

In March 2000, The Company entered into agreements to complete the acquisition and consolidation of 100% of the San José de Gracia Property (“SJG”) and related mining interests.  Pursuant to these agreements, the Mining Concessions and related interests comprising the San José de Gracia property were transferred to the Company.

In March 2005, the Company issued 115,000 common shares; received a cash payment of $15,000; and accepted a mutual release from the vending parties; to complete the acquisition agreements.

Financing/Sale of Stock:

On September 1, 2006 the Company signed an “Earn In / Option Agreement” (“Earn In”) between:  DynaResource, Inc. (“DynaResource”) and DynaResource de México S.A. de C.V. (“DynaMéxico”), (“Seller”); and Goldgroup Resources, Inc. of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and together, (“the Parties”).  Subsequently, Goldgroup changed its name to Goldgroup Mining, Inc.

The Earn In provides for the sale of up to fifty percent (50%) of the total outstanding shares of DynaMéxico, the wholly owned subsidiary of DynaResource at September 1, 2006, and the owner of the San José de Gracia District  property in northern Sinaloa México (“SJG”); in exchange for the total cash contributions to DynaMéxico, and expenditures related to the development of the SJG, in the amount of $18,000,000 by Goldgroup; contributed in four (4) phases, as set forth below:

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

•	DynaResource attached its audited, consolidated financial statements at December 31, 2005;

•	The Parties agree to a revised setting of the Board of Directors of DynaMéxico, to:

a)	Two (2) members of DynaResource: K.D. Diepholz, Chairman/CEO of DynaResource as President; and, Charles E. Smith; CFO of DynaResource;

b)	One (1) member of Goldgroup: Keith Piggott, CEO of Goldgroup.

•	A Management Committee was formed to approve budgets and expenditures pursuant to the Earn In. The setting of the Management Committee is:

a)	Two (2) members of Goldgroup: Keith Piggott, CEO of Goldgroup as Chairman, and, John Sutherland, CFO of Goldgroup;

b)	One (1) member of DynaResource: K.D. Diepholz, Chairman/CEO of DynaResource;

c)	Members of the Management Committee may be changed as subsequently agreed.

•	The Parties agree to cooperate to develop the SJG Property, in the best interests of the Project.

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

On December 28, 2007, Goldgroup completed Phase II of the Earn In Agreement, through the contributions of Capital of $3,368,088 to DynaMéxico and the expenditures related to the exploration of SJG of 27,063,453 Mexican pesos, with the remainder held in cash in DynaMéxico. In January 2008, 15% of the Shares of DynaMéxico were transferred to Goldgroup.

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

Continuing with Phase IV exploration activities, at September 30, 2010, the Company reported total deposits to DynaMéxico by Goldgroup in excess of $12,567,990 with total expenditures through DynaMéxico of approximately $ 135,266,530 Mexican Pesos.

MATERIAL AGREEMENT (MOU):

In order to clarify and confirm the operating structure at SJG, DynaResource, Inc., DynaResource de México, and Goldgroup Mining  Inc. (“the Parties”) entered into a “Memorandum of Understanding”, (the “MOU”), dated July 29, 2008.  The MOU provides for:

•	Mineras de DynaResource is the exclusive operating entity at SJG, pursuant to the operating agreement with DynaResource de México;

•
DynaResource de México owns the SJG property concessions 100%, and all data and information pursuant thereto;  any information disseminated regarding SJG must be disclosed as from DynaResource de México;

•	The SJG Management Committee is not a legal entity and has no authority or ability to sign contracts or incur obligations or liabilities to DynaMéxico, MinerasDyna, or DynaOperaciones;

•	The SJG Management Committee does not have the authority to act for or represent DynaMéxico, Mineras, DynaOperaciones, or the SJG Property;

•	All personnel must be employed or contracted through MinerasDyna or DynaOperaciones and be accountable to the employing / contracting entity.

NOTE 6 – RELATED PARTY TRANSACTIONS

In the nine months ended September 30, 2010 and 2009, the Company paid $50,000 and $17,500 respectively to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees.

In addition, the Company issued common stock to the following related parties:

	Nine months ended Sept 30, 2010	Nine months ended Sept 30, 2009
Directors	$610,280	$0
Consultants	0	0
Totals	$610,280	$0

NOTE 7 – NOTE RECEIVABLE - AFFILIATE

Through September 30, 2010, the Company loaned a total of $750,000 to DynaResource Nevada, Inc., (“DynaNevada”) a Nevada Corporation, with one operating subsidiary in México, DynaNevada de México, SA de CV.  The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada at $ .25 / Share.  DynaResource Nevada, Inc. is a related entity, and through its subsidiary in México (DynaNevada de México, SA de CV.), (“DynaNevada Mexico”),  has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (the “Santa Gertrudis Property”).  DynaNevada completed the Option with IMMSA in March 2010, so that DynaNevada owns 100 % of the Santa Gertrudis Property.  In June, 2010, DynaNevada acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

As of September 30, 2010, the Company has advanced an additional $55,760 to DynaNevada to fund operational expenses.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO.  These shares have the right to elect a majority of the Board of Directors.  There were 1,000 and 1,000 shares outstanding at September 30, 2010 and December 31, 2009, respectively.

Common Stock

The Company is authorized to issue 12,500,000 common share stocks at a par value of $0.01 per share.  These shares have full voting rights.  At September 30, 2010 there were 9,621,720 shares outstanding and at December 31, 2009, there were 9,374,303 shares outstanding.

Preferred Rights

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San José de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid, leaving a balance of $226,188.  As of December 31, 2005, $186,188 was repaid, leaving a balance of $40,000. At September 30, 2010, the balance is $40,000.

Treasury Stock

Treasury stock is accounted for by the cost method.  The Company may from time to time purchase and resell its own common stock.

Options and Warrants

There are 630,092 options outstanding at September 30, 2010.

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

The Company’s stock price was $3.60 per share at September 30, 2010 and, therefore, none of the Company’s options would have been considered dilutive if the Company had not incurred a net loss.

NOTE 9 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the unaudited consolidated financial statements relates to a 25% interest in DynaResource de México, S.A. de C.V. Changes in Non-controlling Interest for the nine months ended September 30, 2010 and 2009 was as follows:

	For the Nine Months Ended September 30,
	2010	2009
Beginning balance	$(1,044,744)	$(589,754)
Operating income (loss)	(537,541)	(288,377)
Other comprehensive income (loss)	(26,479)	19,727
Ending balance	$(1,608,764)	$(858,404)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of FASB 160 as of January 1, 2009.

NOTE 10 – EMPLOYEE BENEFIT PLANS

There is currently no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 11 – COMMITMENTS AND CONTINGENGIES

The Company is required to pay Mexico taxes in order to maintain their concessions. Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held. The minimum expenditures are based upon the land area, as well as the age of the concessions. Amounts spent in excess of the minimum amounts may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation. Based on Management's business plans, the Company does not expect any difficulty in meeting the minimum annual expenditures for the concessions, and the Company retains sufficient carry-forward amounts to cover over 20 years of minimum expenditures, as calculated for the 2009 minimum expenditures, adjusted for inflation of 4%.

In September 2008, the Company entered into a 37 month lease agreement for its corporate office. The Company paid rent expense of $35,543 and $34,648 for the nine months ended September 30, 2010 and 2009,  respectively.

The following is a schedule of minimum lease payments required under the existing lease as of September 30, 2010:

Year Ended December 31	Amount

2010	$9,805
2011	31,501
2012	0
$41,306

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

As of September 30, 2010, the Company’s financial assets and liabilities are measured at fair value using Level 3 inputs, with the exception of cash.

NOTE 14 – SUBSEQUENT EVENTS

During 2009, the FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 22, 2010, which is the date the financial statements were issued.

Subsequent to September 30, 2010,  Goldgroup deposited an additional $432,000 pursuant to the Earn In Agreement, which is discussed in Note 5.

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

The SJG is a High-Grade Mineralized System which reports historical production of + 1 M. Oz. AU, from a series of underground workings.  DynaMéxico is focused on the exploration and future exploitation of this vein-hosted, near surface, and + 400 hundred M. Down – Dip Gold Potential, that occurs within fault breccia veins; and has been traced on surface and underground over a 15 Sq. Km. area.

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

San Pablo /
La Union:               Gaps left from previous drilling campaigns and also a gap in the underground workings.

Follow up Drilling at Major Target Areas:

Tres Amigos:	Down dip extension; extension southwest through La Cecena, Los Hilos; Extension Northeast across Orange Tree;

La Union:	Extension along strike and down dip;

La Purisima:	Extension along strike and down dip;
Palos Chinos:	Extension along strike and down dip;

La Prieta:	to be defined;

Drilling Highlights by specific target area of SJG (through 2009):

The following drilling highlights are included by target area, and for the period through December 31, 2009:

San Pablo:

•	SJG 07-07;	5 M. of 10.07 g/t., Including 2 M. of 24.55 g/t.; With Credits;

•	SJG 07-08;	7.2 M. of 2.64 g/t., Including 3.8 M. of 4.77 g/t., Including 2.3 M. of 7.258g/t.;

•	SJG 07-09;	2.1 M. of 7.2 g/t.; And, Deeper Zone of 5.50 M. of 4.94 g/t., Including 3.15 M. of 8.33 g/t.; with New Zone in Sediments;

•	SJG 07-12;	7.1 M. of 6.40 g/t., Including 4.2 M. of 10.39 g/t., And, Including 1.1 M. of 15.63 g/t.; And, Including 1.6 M. of 11.292 g/t.;

•	SJG 07-23;	7 M. of 2.11 g/t., Including 1.4 M. of 9.16 g/t., with Copper Credits;

•	SJG 07-26;	3.7 M. of 2.45 g/t. (3.55 g/t. AU Equivalent), Including 1.9 M of 4.054 g/t.; And, 8.4 M. of 8.43 g/t., Including 4.1 M. of 16.82 g/t., with Copper Credits, And, Including 1.9 M. of 34.433 g/t.;

•	SJG 07-27;	6.1 M. of 13.16 g/t. (15.40 g/t. AU Equivalent), Including 3.8 M. of 19.25 g/t., And Including 1.95 M. of 21.789 g/t., Including 1.8 M. of 17.646 g/t.;

•	SJG 07-28;	5.3 M. of 2.05 g/t. (2.29 g/t. AU Equivalent), Including 2.3 M. of 3.902 g/t., with Zinc Credits, Including 1.1 M. of 5.4 g/t.;

•	SJG 07-29;	1.2 M. of 6.331g/t., with Copper Credits; 1.7 M. of 26.235 g/t., with Copper Credits; And, 1.4 M. of 2.707 g/t.;

•	SJG 07-30;	1.6 M. of 5.98 g/t. (6.50 g/t AU Equivalent), with Copper and Zinc Credits; .9 M. of 4.22 g/t. (6.35 g/t. AU Equivalent), with Copper Credits;

•	SJG 07-31;	8.30 M. of 49.50 g/t., Or, 7.5 M. of 53.98 g/t.; Including 5.35 M. of 75.695 g/t.; Including 3.8 M. of 106.77 g/t., ; Including 1.5 M. of 240.61 g/t;, with Copper and Zinc Credits;

•	SJG 07-34;	2.2 M. of 1.028 g/t.;

•	SJG 08-48;	13.60 M. of 3.09 g/t., Or, 11.04 M. of 3.840 g/t.; Including 3.68 M. of 6.62 g/t.; And Including 1.84 M. of 7.758 g/t.; with Copper Credits;

•	SJG 08-51;	14.20 M. of 14.91 g/t., Including 10.78 M. of 19.44 g/t.; Or Including 9.05 M. of 23.12 g/t.; And, Including 3.50 M. of 42.32 g/t; with Copper Credits;

•	SJG 08-60;	9.1 M. of 5.02 g/t., Including 7.1 M. of 6.27 g/t., And, Including 2.2 M. of 17.315 g/t and Including 1 M. of 26.8 g/t.; with Copper Credits;

•	SJG 08-89;	3.8 M. of 2.64 g/t., Including 1.3 M. of 4.520 g/t;

•	SJG 08-90;	6.7 M. of 3.564 g/t, Including 1.2 M. 0f 11.69 g/t;, And, Including .6 M. of 16.18 g/t; Including .6 M of 7.210 g/t; With Credits;

•	SJG 08-91;	2 M. of 17.530 g/t.;

•	SJG 08-92;	4.2 M. – 6.10 g/t; Including 1 M. of 23.314 g/t; And, 4.1 M. of 1.38 g/t; Including 2.3 M. of 2.1 g/t.; And, 4.9 M. of 3.02 g/t., Including .4 M. of 30.445 g/t; And, .5 M. of 14.719 g/t.;

•	SJG 08-93;	5.8 M., Including .4 M of 28.53 g/t;.;

•	SJG 08-96;	2.1 M. of 2.22 g/t., Including .55 M. of 4.750 g/t;

•	SJG 08-97;	4.3 M. of 8.68 g/t;, Including 2.1 M. of 17.05 g/t; with Copper and Zinc Credits;

•	SJG 08-98;	.5 M. of 2.165 g/t.;

•	SJG 09-131;	1.10 M. of 28.25 g/t (29.16 AU Equivalent); 1.75 M. of 7.18 g/t (9.27 AU Equivalent); 1.30 M. of 6.97 g/t (7.75 AU Equivalent);

•	SJG 09-132;	.50 M. of 7.1 g/t (11.20 AU Equivalent); 2.05 M of 4.08 g/t (4.97 AU Equivalent); .50 M. of 2.86 g/t (4.05 AU Equivalent);

•	SJG 09-133;	6.25 M. of 6.49 g/t (6.83 Au Equivalent), including 1.55 M. of 24.23 g/t; 2.07 M. of 3.57
g/t (3.78 AU Equivalent);

•	SJG 09-134;	.55 M. of 2.105 g/t (3.04 Au Equivalent); 2.48 M. of 4.33 g/t (5.11 Au Equivalent); .80 M. of 3.37 g/t (3.74 Au Equivalent);

•	SJG 09-135;	4.42 M. of 3.63 g/t (5.35 AU Equivalent), including 1 M. of 8.96 g/t.;

•	SJG 09-136;	2 M. of .611 g/t (.71 AU Equivalent);

•	SJG 09-138;	5.46 M. of 4.97 g/t (5.35 AU Equivalent), including 2.97 M. of 8.80 g/t.;

•	SJG 09-139;	.71 M. of 8.79 g/t; 5.50 M. of 20.51 g/t, Including 3.12 M of 34.91 g/t; And, Including
1.80 M. of 58.05 g/t.; And, Including .92 M. of 104.10 g/t;

•	SJG 09-140;	3.32 M. of .82 g/t, including 1.66 M. of 1.42 g/t; 5.24 M. of 2.15 g/t, including 1.14 M. of 6.4 g/t;

Company Management believes the recent drilling at San Pablo has defined a sizeable Inferred Resource (+ 400,000 Oz. Au.), using a Cut Off grade of 2 g/t., with an average grade of + 8 g/t.  Infill drilling and further extensions to San Pablo area are projected for fall, 2010.  A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in fall, 2010 or spring, 2011, and which is expected to confirm the Company’s Resource estimates.

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
4.97 g/t. (6.33 g/t. AU Equivalent); Including 1.08 M. of 13.415 g/t.; And, 1.2 M. of
2.214 g/t.;

1997 – 1998 Drilling at Tres Amigos:

•	’97-01:	7 M. of 3.66 g/t., Including 2.5 M. of 7.15 g/t., and Including 1 M. of 11.09 g/t.,;

•	’97-02:	18.5 M. of 3.53 g/t., Including 10 M. of 3.86 g/t., and Including 3.5 M. of 6.85 g/t., and Including 1.5 M. of 12.23 g/t.;

•	’97-03:	4. M. of 4.13 g/t., Including 2 M. of 7.22 g/t.;

•	’97-05:	1.9 M. of 3.62 g/t.;

•	’97-06:	1.85 M. of 6.47 g/t.;

•	’97-07:	10 M. of 3.42 g/t., Including 2.15 M. of 6.82 g/t.; And, 14.3 M. of 2.41 g/t; Including 2.34 M. of 8.67 g/t.;

•	’97-09:	2.7 M. of 2.76 g/t; Including 1.5 M. of 4.15 g/t.; And, 2 M. of 13.53 g/t.;

•	’97-10:	7.6 M. of 2.36 g/t., Including 4.6 M. of 3.81 g/t; and, Including 1.5 M. of 10.28 g/t.;

•	’97-11:	9.5 M. of 2.83 g/t., Including 1.5 M. of 15 g/t.;

•	’97-12:	3.5 M. of 4.75 g/t., Including 1.7 M. of 8.58 g/t.; And, 3.5 M. of 2.44 g/t.;

•	’97-13:	27.5 M. of 9.94 g/t.; Including 4.5 M. of 54.26 g/t., and Including 2. M. of 85.72 g/t.;

•	’97-14:	1.2 M. of 3.59 g/t;

•	’97-35:	16.5 M. of 2.11 g/t., Including 6. M. of 8.84 g/t., and Including 2 M. of 14.42 g/t.;

•	’97-36:	2 M. of 3.28 g/t.; And, 3.6 M. of 4.04 g/t., Including 2 M. of 6.41 g/t.;

•	’97-37:	1.3 M. of 11.97 g/t.; ;

•	’97-39:	6.8 M. of 13.2 g/t., Including 3 M. of 29.5 g/t., Including 1.5 M. of 51.47 g/t.;

•	’97-40:	2. M. of 14.88 g/t.; And, 6 M. of 4.16 g/t; Including 2 M. of 10.81 g/t.; And, 8 M. of 3.86 g/t; Including 6 M. of 5.02 g/t; And, Including 4 M. of 7.21 g/t.; And, Including 2 M. of 8.95 g/t;

•	’97-41:	10 M. of 2.56 g/t; Including 4 M. of 4.4 g/t., Including 2 M. of 5.15 g/t.;

•	’97-42:
4 M. of 3.04 g/t; Including 2. M. of 5.17 g/t.; And, 18. M. of 1.88 g/t; Including 2.3 M.
of 3.43 g/t;  and, Including 2 M. of 3.8 g/t; and Including 2 M. of 3.36 g/t;  And, 12 M. of
2.46 g/t;  Including  4.5 M. of 5.06 g/t.;  and, Including 1.5 M of 6.69 g/t;

•	’97-43:	1.3 M. of 4.23 g/t.;

•	’97-44:	6 M. of 2.91 g/t; Including 2. M. of 7.78 g/t.; And, 12 M. of 1.71 g/t; Including 2 M. of 5.18 g/t.; And, 14.8 M. of 1.47 g/t; Including 1.3 M. of 7.06 g/t.;

•	’97-45:	14 M. of 5.35 g/t; Including 2 M. of 31.35 g/t.; And, 14 M. of 2.38 g/t; Including 2 M. of 12.32 g/t.;

•	’97-47:	7.06 M. of 7.63 g/t., Including 1.55 M. of 23.10 g/t.;

•	’97-50:	2 M. of 5.02g/t.; 5 M. of 3.92 g/t., Including 2. M. of 8.53 g/t.;
(La Cecena)

Company Management believes the 1997 – 1998 Drilling at Tres Amigos, and the recent drilling in 2008, 2009, and 2010 has defined a sizeable Inferred Resource at Tres Amigos of + 400,000 Oz. Infill drilling and further extensions to Tres Amigos are projected for 2010-2011 drilling programs.  A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in fall, 2010,or spring 2011, and which is expected to confirm the Company’s resource estimates.

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

La Purisima:

•	SJG 07-21;	8 M. of 20.67 g/t., Including 6 M. of 26.89 g/t., Including 2.1 M. of 76.33 g/t.;

•	SJG 07-35;	4.4 M. of 1.54 g/t., Including 2.2 M. of 2.736 g/t.; And, 1.75 M. of 1.74 g/t;

•	SJG 07-36;	1.42 M. of 4.319 g/t.;

•	SJG 07-37;	4.45 M. of 3.07 g/t., Including 2.2 M. of 5.004 g/t.;

•	SJG 07-39;	2.05 M. of 2.479 g/t.; And, 4.2 M. of 8.55 g/t., Including 3.25 M. of 10.89 g/t.; And, Including 1.90 M. of 16.675 g/t.;

•	SJG 07-40;	.8 M. of 2.43 g/t.; And, 1.8 M. of 1.763 g/t.;

•	SJG 07-42;	5.9 M. of 1.85 g/t., Including 2.2 M. of 3.316 g/t.; And, 1.1 M. of 3.475 g/t.;

•	SJG 08-63;	.4 M. of 11.694 g/t.;

•	SJG 08-68;	1.6 M. of 18.26 g/t., Including 1 M. of 23.9t;

•	SJG 08-70;
11.1 M. of 1.83 g/t., Including 2.3 M. of 5.190 g/t., And, Including 1.10 M. of 9.434 g/t.;
And, 1.50 M. of 4.15 g/t., Including .25 M. of 16.274 g/t.; And, .2 M. of 4.292 g/t.,
Including Zinc Credits;

•	SJG 08-82;	1.70 M. of 18.218 g/t.;

•	SJG 08-84;	.36 M. of 39.5 g/t.; .17 M. of Zinc Credits;

Company Management believes the recent drilling at La Purisima in 2007- 10, has defined a sizeable Inferred Resource at La Purisima (+ 200,000 Oz. Au.).  Infill drilling and further extensions to La Purisima are projected for 2010-2011.  A 43-101 compliant Technical Report is planned for commission by DynaMéxico in fall, 2010 or spring 2011.

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

Company Management believes the recent drilling at La Union in 2007-10, has defined a sizeable Inferred Resource at La Union (+ 100,000 Oz. Au.  Infill drilling and further extensions to La Union are projected for 2010-2011. A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in fall, 2010, or spring 2011.

Palos Chinos:

•	’97-63;	27.8 M of 2.3 g/t; Including 17.30 M. of 2.81 g/t; And, Including .7 M. of 9.25 g/t; And, Including 2.7 M. of 8.45 g/t;

•	SJG 07-02;	.75 M. of 17.5 g/t.;

•	SJG 07-16;	7.7 M. of 1.86 g/t., Including 4.35 M. of 3.09 g/t., Including 2.15 M. of 5.2 g/t.;

Other Target Areas at SJG remain virtually unexplored:

•	La Prieta;

•	Rudolpho;

•	Rosario;

•	Argillic Zone;

These drilling Results obtained through Phases 1, 2, 3, and continuing in Phase 4 confirm extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. Specifically, San Pablo, La Purisima, Tres Amigos, La Cecena, and La Union areas have reported significant results. (See description of drilling highlights by target area above). The Company believes that sizeable inferred resources have been defined at San Pablo, Tres Amigos, La Union and La Purisima. Further Phase 4 drilling will be targeted at these main target areas.  In fall, 2010, or spring 2011, the Company expects DynaMéxico to commission a 43-101 compliant technical report in order to define the Resources indicated by recent drilling at SJG.

2010 Drilling and Exploration Activity:

Continuing with Phase 4 of the Earn In Agreement in 2010, and at March 31, 2010, an additional 6,167 Meters drilling was completed in 21 Drill Holes (SJG 2010 148 – 168).  At March 31, 2010, a total of 40,167 Meters drilling had been completed in 168 core drill holes, financed pursuant to the Earn In Agreement.

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

Including .55 M. – 6.97 g/t; (“La Cecena”)

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

 http://www.sec.gov/Archives/edgar/data/1111741/000112178109000078/ex99three.htm

Drill Highlights; Second Quarter 2010:

Tres Amigos / La Cecena

•	SJG 10-175:	9.3 M. – 1.81 g/t;	Including: 1.09 M. – 4.973 g/t; And, Including .99 M. – 8.102 g/t;
And, 1.17 M. – 2.054 g/t; And, .43 M. – 1.436 g/t; And, 6.0 M. – 4.19 g/t; Including 2.56 M. – 8.95 g/t; And: 1.4 M. – 3.116 g/t;

•	SJG 10-176:	.59 M. – 1.343 g/t; And, 15.31 M. – 1.09 g/t; Including .65 M. – 5.294 g/t;	And, Including 1.05 M. – 3.127 g/t; And,

•	SJG 10-177:	5.27 M – 19.8 g/t; And, Including 2.92 M. – 33.7 g/t; And, Including 1.05 M. – 52.11 g/t; And, 9.28 M. – 7.88 g/t; Including 1.43 M. – 32.38 g/t; And, Including .78 M. – 50.153 g/t;

•	SJG 10-178:
.8 M. – 3.831 g/t; And, 1.95 M. – 1.884 g/t; And, 5.3 M. – 1.01 g/t; Including 1.7 M. –
1.953 g/t;  And, 12.85 M. – 3.62 g/t;  Including 3.52 M. – 5.56 g/t;  And, Including 1.76
M. – 6.13 g/t;  And, Including 1.05 M. – 5.50 g/t;  And, 2.23 M. – 2.56 g/t; Including .6
M. – 8.84 g/t;

•	SJG 10-179:	1.76 M. – 1.585 g/t; And, 1.72 M. – 105.51 g/t; And, 4.678 M. – 5.70 g/t; Including 2.65 M. – 8.23 g/t; And, 2.30 M. – 4.79 g/t; Including 1.15 M. – 7.00 g/t;

•	SJG 10-181:	3.03 M. – 1.73 g/t; Including 1.5 M. – 2.885 g/t;

•	SJG 10-182:	.62 M. – 3.348 g/t; And, 1.01 M. – 2.85 g/t;	And, .47 M. – 2.292 g/t;

La Purisima / Palos Chinos:

•	SJG 10-186:	1 M. – 2.579 g/t;	And, 8.15 M. – 2.79 g/t; Including	.6 M. – 30.57 g/t;

La Prieta / Rosario:

•	SJG 10-169:	.35 M. – 1.37 g/t; And, 8.42 M. – 3.80 g/t;	Including 3.38 M. – 9.11 g/t; And,

                Including 1.7 M. – 11.61 g/t;  And:  1.85 M. – 1.56 g/t;

•	SJG 10-171:	.6 M. – 2.9 g/t;

•	SJG 10-172:	2.1 M. – 2.52 g/t;	Including 1.1 M. – 4.47 g/t;

•	SJG 10-173:	1.3 M. – 1.302 g/t; And, 1.3 M. – 2.486 g/t;

•	SJG 10-174:	1.65 M. – 5.855 g/t; And, 1.53 M. – 1.848 g/t; And, 2.91 M. – 1.87 g/t; Including, 1.07

M. – 4.699 g/t; And, 11.69 M. – 1.08 g/t; Including 5.56 M. – 1.96 g/t; And, Including

.86 M. – 3.754 g/t;

Drill Highlights; Third Quarter 2010:

For the period of July – September, Drilling activity is suspended for the wet season.  During the quarter, Assays of drilling results are updated; the Block Model in Surpac is updated; and exploration plans are developed and programmed for start in October.  The next 18,500 meter drill program is expected to commence at October 1.

DynaMéxico Summary of Drilling Results

The drilling results obtained from San Jose de Gracia through June 30, 2010 (through DDH SJG 10-188) confirm the extensions of mineralization, down dip of historical workings, with confirmation of high grade gold (+ 10 g/t) which are consistent with historical and recent production. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results.  (Note Drill Summary file referred to above.)  Continued Phase 4 drilling will be targeted at Tres Amigos, San Pablo, La Prieta, La Union and La Purisima.

Company Interpretations and Estimates

In some areas of SJG, topography has prevented the drilling of holes on conventional 50 M. Spacing.  In some areas, specifically at Tres Amigos, the distance between drilled holes is + 100 M.  In these areas, DynaMéxico is considering the blasting and building of new roads in order to complete in-fill drill holes.  Nonetheless, the Company has interpreted the results of drilling activity, and considering the recent production activity as well; and it has calculated manually an estimate of the mineable resource at SJG.  This manually calculated estimate includes Oz. Au at the areas of:  San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima; by assuming grade and width averaging between drill holes.  DynaMéxico expects to confirm the amount of Au resource at SJG under the guidelines and description of a commissioned 43-101 technical report in late 2010 or spring 2011.

Block Model in Surpac

While the company has completed its manual calculation and internal interpretation of the resource at SJG defined by drilling and production to date; the company also is in process of building the block model of resources defined and inferred at SJG using Surpac, (Gemcom) software. The current block model at SJG confirms inferred resources at San Pablo, Tres Amigos, La Union, Palos Chinos, and La Purisima; with portions of the inferred resource in a high grade category. The Company will continue this Surpac modeling work as additional drill programs are planned and completed.

Current Resources and Potential

San Jose de Gracia is commonly referred to as displaying the potential for a + 3 million Oz. resource. The current inferred resource defined by drilling through June 2010 is estimated by the company to be + 1 M. Oz. Gold.

And, In consideration of the historical 1 M. Oz. gold production from SJG, the results from the 2003-2006 pilot production operation, the results of recent drilling programs, the Company’s internal block modeling work in Surpac, and the Gold resources anticipated to be reported in the DynaMexico 43-101; upon ramp up to full production the Company currently projects a potential 100,000 Oz. per year gold production from the SJG Project, from which the Company would be the beneficiary as a 50 % shareholder of DynaMexico. The Company has planned and structured itself for this potential revenue position as a shareholder of DynaMexico, and will consider distributions of a percentage of its retained earnings as a dividend to Shareholders.

Technical Report of Resources

In late 2010, the Company expects DynaMéxico to commission a 43-101 compliant report of the probable and inferred resources defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates of resources.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of September 30, 2010.

Economic Assessment Report / Feasibility Study

At the completion of the Earn In / Option Agreement at March 15, 2011; the company expects DynaMexico to commission an Economic Assessment Report or Feasibility Study.  Thereafter, the Company expects DynaMexico to arrange for the financing and installation of full scale mining and production facilities.

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

Drilling Programs

Further drilling programs at SJG are expected to continue in October, 2010, and are being planned considering the results of the magnetic and IP surveys, and in consideration of the recent analysis of the structure and ore controls at SJG.  A 15,000 Meter drill program was carried out and completed at June 30, 2010.  Subsequently, the next 18,500 meters drilling at SJG will be programmed, with the completion date expected at approximately March 15, 2011. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Capital contributions and Expenditures to Earn In

Goldgroup contributed $1,000,000 USD to DynaMéxico, in the quarter ending September 30, 2010. The total capital contributed by Goldgroup to DynaMéxico at September 30, 2010 was $ 12,567,990 USD.

Note Receivable – Affiliate

In the quarter ending September 30, 2010, the Company did not loan any additional funds to DynaResource Nevada, Inc., (“DynaNevada” a Nevada Corporation, with one operating subsidiary in México, DynaNevada de México, SA. de CV. The total amount loaned by the Company to DynaResource Nevada, Inc. at September 30, 2010 is $750,000. USD.  The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada at $ .25 / Share.  DynaResource Nevada, Inc. is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada Mexico”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”).  In March, 2010, DynaNevada completed the Option with IMMSA so that it now owns 100 % of Santa Gertrudis.  In June, 2010, DynaNevada acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”).

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

Funding from Goldgroup Mining, Inc.:

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

Mineable Resource:

There is no certainty that the exploration activity at SJG would result in the definition of a mineable resource at SJG.  While the company believes there is already in place an approximate + 1 M. Oz. Au  inferred ore resource at SJG,   there is no certainty that the Company’s opinion will be proven correct, or than any proven, probable, or inferred resource would be commercially producible.  If a commercial mineable resource is not confirmed at SJG, the Company’s investment at SJG could be at risk.

Company Interpretations and Estimates

The Company currently estimates the inferred resource at SJG to be + 1 M. Oz. Au.  There can be no assurance that the company’s interpretations or estimates will be proven correct, or that future results will be consistent with past results.

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

50 % of the Interest In and Revenue from DynaResource de México May be Owned by Goldgroup Mining  Inc.

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

RESULTS FOR THE THREE AND NINE MONTHS ENDED September 30, 2010

REVENUE.  Revenue for the three and nine months ended September 30, 2010 was $100,288 and $320,074, respectively and the $41,074 for the three months and $41,074 for the nine months ended September 30, 2009.  This income was produced by providing exploration work for a related entity. The company ceased its production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources. The funds for current exploration activity are contributed by Goldgroup Resources, Inc., pursuant to the  Earn In Agreement,  as described  in this 10-Q (See Earn In and Option Agreement / Material Agreements).

COST OF EXPLORATION. Exploration costs were $512,915 and $2,301,733 for the three and nine months ended September 30, 2010, respectively and $248,990 and $1,107,037 for the three and nine months ended September 30, 2009, respectively.  The increase in costs was due to the increase in exploration and drilling activity in 2010 versus  2009.

OPERATING EXPENSES. Operating expenses for the three and nine months ended September 30, 2010 were $1,016,139 and $1,782,130 respectively compared to expenses of $386,387 and $1,179,890, for the three and nine months ended September 30, 2009,  respectively. The above expenses include depreciation and amortization amounts of $41,274 and $115,954 for the three and nine months ended September 30, 2010, respectively, and $40,340 and $121,019 for the three and nine months ended September 30, 2009, respectively.

OTHER INCOME (EXPENSE). Other income was $576 and $2,338 for the three and nine months ended September 30, 2010 respectively compared to $1,717 and $6,565 for the three and nine months ended September 30, 2009, respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three and nine months ended September 30, 2010 was $120,421 and $537,541 respectively compared to $101,609 and $288,377 respectively for the three and nine months ended September 30, 2009. This is due to the Company reporting a greater loss in 2010 compared to 2009 and therefore a larger amount was allocated to our non-controlling interest holder.

COMPREHENSIVE (LOSS). Comprehensive loss includes the company’s net loss plus the currency translation gain (loss) for the period which was negative $1,720,226 and negative $3,345,000 for the three and nine months ended September 30, 2010,  respectively compared to negative $674,976 and negative $1,802,488,  respectively for the three and nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES. The Company has sufficient capital on hand to fund overhead operations for the next years.   Goldgroup is funding the exploration activities at SJG in accordance with the Earn In Agreement.  In December 2009, Goldgroup advised the Company that they have funds on hand to complete their option under the Earn In Agreement.

PLAN OF OPERATION

Future Capital Contributions and Expenditures

Pursuant to the terms of the Earn In / Option Agreement, Goldgroup is to contribute and expend a total of $ 18 M. USD, to DynaMéxico, on or before March 15, 2011.  As of September 30, 2010, Goldgroup had contributed $12,567,990 USD and the balance in capital to be contributed by Goldgroup is $5,432,010 USD.  The Company expects these funds to be contributed by Goldgroup over the next 6 months, and with subsequent exploration expenditures by DynaMéxico at SJG.  While this future contribution of capital to DynaMéxico would dilute the shares of DynaMéxico; it will not dilute the shares of DynaResource, Inc.

2010 Drilling Programs

A 15,000 Meter Drilling program was carried out and completed at June 30, 2010.  Subsequently, an additional 18,500 Meter drilling program is being programmed. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta / Rosario / Rudolpho.   The Company expects extensions to mineralization in all directions and down dip from the main target areas.

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

Technical Report of Resources

In late 2010, or spring 2011; the Company expects DynaMéxico to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates of resource. However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of September 30, 2010.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2010, our Chief Executive Officer and Chief Financial Officer as of September 30, 2010, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

Corporate expenditures are processed and paid by officers of the Company.  However, the current number of transactions incurred by the Company does not justify additional accounting staff to be retained.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at September 30, 2010.   Based on its evaluation, our management concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

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

Date: November 22, 2010