Form 10-K
period 2010-12-31
DYNARESOURCE INC
filed 2011-03-09
CIK 1111741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM  10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number:  000-30371

DYNARESOURCE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-1589426
(State of Incorporation)	(Employer Identification No.)

222 W. Las Colinas Blvd., Suite 744 East Tower Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

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

Yes [   ]                                No [X]

The aggregate market value of common stock, par value $0.01 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $21.1 million.  For purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of preferred shares outstanding at March 8, 2011           1,000

Number of common shares outstanding at March 8, 2011            9,870,485

TABLE OF CONTENTS

PART I

ITEM 1.	Description of Business	3
ITEM 2.	Description of Property	13
ITEM 3.	Legal Proceedings	16
ITEM 4.	Submission of Matters to a Vote of Security Holders	16

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholders Matters	17
ITEM 6.	Selected Financial Data – Not Required for Smaller Reporting Company	17
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17
ITEM 8.	Financial Statements and Supplementary Data	35
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
ITEM 9A.	Controls and Procedures	52
ITEM 9B.	Other Information	53

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	54
ITEM 11.	Executive Compensation	55
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	58
ITEM 14.	Principal Accounting Fees and Services	58

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	59

SIGNATURES		60

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired effective control of Mineras de DynaResource S.A. de C.V. (formerly Minera Finesterre, S.A. de C.V.) (“MinerasDyna”).  The Company owned 25% of MinerasDyna and acquired effective control by acquiring the option under agreement to purchase the remaining 75% of the Shares outstanding for the Company. The Company exercised the option to acquire the remaining 75 % of MinerasDyna in January 2010; and it now owns 100 % of Mineras Dyna.

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

SJG reports 1,000,000 Oz. gold historical production from a series of underground workings.  471,000 Oz. is reported produced at the La Purisima area of SJG, at an average grade of 66.7 g/t; and 215,000 Oz. is reported produced from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over a 15 square kilometer area.

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

DynaMexico was formed in March, 2000, in order to acquire and consolidate the SJG district.  DynaMexico focused on this acquisition and consolidation work through December, 2003, at which time DynaMexico reported a 100 % ownership of the SJG District.

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

The small scale mining and production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity / flotation processing circuit, and initial test runs with tailings were completed in 2002.  Actual mining at the higher grade San Pablo area of the property commenced in March 2003.  On an annual basis, The Company reported the following results of production activities from March 2003 through June, 2006:

•	Mined tonnage reported of 7,500, 13,500, 17,500 and 3,750; for years 2003, 2004, 2005 and 2006, respectively;

•	Average mined grades reported of 25 g/t, 25 g/t, 15 g/t and 12 g/t for years 2003, 2004, 2005 and 2006, respectively;

•	Production in ounces gold reported of 4,750, 7,500, 5,000 and 750 for years 2003, 2004, 2005 and 2006, respectively;

•	Expenses on an accrual basis of $ 733,626, $ 1,305,344, $ 1,485,482, and $ 494,422 for years 2003, 2004, 2005 and 2006, respectively;

•	Revenues on an accrual basis of $ 1,543,237, $ 3,259,041, $ 2,169,609 (less $ 375,110 in concentrate losses) and $ 1,647,665 for years 2003, 2004, 2005 and 2006, respectively;

•	Costs per ton reported of $ 97.81, $ 93.92, $ 87, and $ 131. for years 2003, 2004, 2005 and 2006, respectively;

•	Costs per ounce gold produced reported of $ 125, $ 125, $ 240 and $ 491 for years 2003, 2004, 2005 and 2006, respectively.

The Company notes the reduced average mined grade in 2005 and 2006, resulting from geologic faulting at San Pablo, as the reason for higher production costs per oz., even while the production costs per ton were reduced during 2005.  And, the increase in costs in 2006 included the costs of suspending the production activity and costs of termination of employees.

Suspension of Production Activities

The Company initiated the test production activity in 2003 at the time gold prices were depressed, and when exploration funding opportunities, while available, were deemed to be too dilutive by Company management. While the Test production was considered successful (see results above), a small scale production activity was not expected to provide the necessary capital in order to explore a project the size of SJG.  However, The Company expects the results of the production activity to provide significant benefits to the exploration drilling to be conducted at San Pablo and other areas of SJG; while at the same time confirming production grades, efficiency of recoveries, and production costs.  The Company believes this small scale mining works have laid the foundation for the scaling up of production at SJG in the future. The Company further believes that overall production costs can be significantly reduced in a larger scale operation.

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company negotiated and entered into the “Earn In / Option agreement with Goldgroup Resources Inc., Vancouver, BC, dated September 1, 2006.  The Terms of the Earn In / Option agreement provides for $ 18,000,000 USD financing, and exploration expenditures at SJG, by Goldgroup to DynaMexico, in exchange for Goldgroup’s earning of 50 % of the Shares of DynaMexico, while also providing for the involvement of proven industry professionals in the SJG project.  (See Earn In / Option Agreement.)

Material Agreements

Earn In / Option Agreement.

On September 1, 2006 the Company signed a “Stock Purchase and Earn In Agreement” (“Earn In”) between DynaResource, Inc. (“DynaResource”), DynaResource de Mexico SA. de CV.  (“DynaMexico”), (“Seller”), and Goldgroup Resources Inc. of Vancouver, British Columbia, now Goldgroup Mining Inc., (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

The Earn In provides for the sale of up to fifty per cent (50%) of the total outstanding shares of DynaMexico, which at the time of the agreement was the wholly owned subsidiary of DynaResource, and the owner of the San Jose de Gracia District in northern Sinaloa, Mexico (“SJG”); in exchange for the total cash contributions to DynaMexico, and expenditures related to the exploration and development of the SJG, in the amount of Eighteen Million Dollars USD. ($18,000,000) by Goldgroup; contributed in four (4) Phases, as set forth below:

Phase	On or before	Amount of Funds to be deposited to DynaMexico (For SJG Expenditures)	Interest Earned (by Goldgroup in DynaMexico)	Cumulative Interest Earned (by Goldgroup in DynaMexico)
1.	June 15, 2007	$1,000,000	0%	0%; Completed.
2.	March 15, 2008	$2,000,000	15%	15%; Completed.
3.	September 15, 2009	$3,000,000	10%	25%; Completed.
4.	March 15, 2011	$12,000,000	25%	50%; In Process.

Pursuant to the Earn-In agreement:

➢
DynaResource attached the “SJG Title Opinion”, compiled by Urias Romero Y Asociados, Abraham Urias, Mazatlan, Sinaloa, with attachments and schedules; describing the status and position of DynaMexico and affiliated companies in Mexico, and confirming the 100 % ownership and status of the Mining Concessions comprising the SJG District in Sinaloa, Mexico;

➢	DynaResource attached its Audited Consolidated Financial Statements at December 31, 2005;

➢	The Parties agreed to a revised setting of the Board of Directors of DynaMexico, to:

•	Two (2) members of DynaResource; K.D. Diepholz, Chairman / CEO of DynaResource as President; and, Charles E. Smith; CFO of DynaResource;

•	One (1) member of Goldgroup; Keith Piggott, CEO of Goldgroup;

➢	The SJG Management Committee is formed to approve budgets and expenditures pursuant to the Earn In. The setting of the Management Committee is:

•	Two (2) members of Goldgroup; Keith Piggott, CEO of Goldgroup as Chairman; and, John Sutherland, CFO of Goldgroup;

•	One (1) member of DynaResource; K.D. Diepholz, Chairman / CEO of DynaResource;

➢	Members of the management committee may be changed as subsequently agreed.

➢	The Parties agreed to cooperate to develop the SJG Property, in the best interests of the Project.

Memorandum of Understanding, (“MOU”):

In order to clarify and confirm the operating structure at SJG, DynaResource, Inc., DynaResource de Mexico, and Goldgroup Mining Inc. (the Parties to the Earn In / Option Agreement); and together, “the Parties”) entered into a “Memorandum of Understanding” (the “MOU”), dated July 29, 2008.  The MOU provides for:

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

Since the inception of the Earn In Agreement, and as of December 31, 2008, Goldgroup had deposited sufficient funds to complete Phases 1, 2 and 3 of the Agreement, and as a result, Goldgroup has received 25% of the outstanding common stock of DynaMexico.  As of December 31, 2010, Goldgroup had deposited $14,000,000 USD to DynaMexico, with approximately $150,978,000, Mexican Pesos reported in qualified expenditures.

Phase 1, 2 and 3 of the Earn In / Option Agreement; Activity and Results

•
In Phase 1 of the Earn In Agreement,  approximately 3,400 meters drilling was accomplished in 22 core drill holes (SJG 07-01 to SJG 07-22); as well as geochemical sampling and mapping, and data consolidation into Surpac Software.

•	In Phase 2 of the Earn In Agreement, approximately 5,500 meters was completed in 23 core drill holes (SJG 07-23 to 07-45).

•	In Phase 3 of the Earn In Agreement, approximately 15,150 meters was completed in 56 core drill holes (SJG 08-46 to SJG 08-101).

•	In Phase 4 of the Earn In Agreement, and at December 31, 2008, approximately 5,950 meters were completed in 25 core drill holes (through SJG 08-126).

•	Continuing with Phase 4 of the Earn In Agreement, in 2009 and at December 31, 2009, an additional 4,000 Meters was completed in 21 Drill Holes (through SJG 09-147.)

At December 31, 2009, a total of 34,000 meters drilling had been completed in 147 drill holes, and financed pursuant to the Earn In Agreement.

•	Continuing with Phase 4 of the Earn In Agreement, in 2010 and at December 31, 2010, an additional 22,431 Meters was completed in 92 Drill Holes (through SJG 10-239).

At December 31, 2010, a total of 56,231 meters drilling has been completed in 239 core drill holes, financed pursuant to the Earn In Agreement. (The “SJG Drill Summary File through 10-239”, describing the intercepts of all core drill holes through December 31, 2010, and including the previous drilling results of 1997-1998, is attached as Exhibit 99.1 to this Form 10 / K.)  Drilling Highlights by target area are described in the Management’s Discussion and Analysis, Item 7.

These drilling Results obtained through December 31, 2010 confirm extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. And, in some areas of drilling, bonanza grades have been confirmed which may provide specific targets for significant production of gold oz. from small tonnages. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results, which have begun to define an inferred resource in those areas.  Continuing Phase 4 drilling will be targeted at San Pablo, Tres Amigos, La Prieta, La Union and La Purisima.  In spring, 2011, the Company expects DynaMexico to commission a 43-101 compliant report of the current “resources” defined at SJG.  (See Management’s Discussion and Analysis, Item 7).

The Company maintains approximately 30 employees. Three employees are corporate officers and work in the corporate office in the United States.  Other employees are maintained through DynaOperaciones in Mexico.  The Company also retains legal counsel in the US, legal counsel in Mexico, and it retains as consultants a senior geologist and junior geologist in Mexico.

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

The price of gold is affected by numerous factors beyond the Company’s control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the market price of gold has fluctuated between approximately $525 and $1,421 per ounce. The volatility of gold prices represents a substantial risk which is impossible to fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, the Company might be unable to explore, develop, or produce revenue from its properties.

No Revenue

The Company suspended its production activity in June 2006; and currently receives no significant revenue. There is a risk that the Company would expend available cash and funding in exploration and administration costs, and would not be able to obtain further funding to continue its work.

In June 2006, production activities at SJG were suspended, in order to focus on the exploration of the vast SJG district.  Funds received by DynaMexico pursuant to the Earn In Agreement are segregated for exploration and related activities.  In addition, the Company maintains overhead in the US and other costs which are not reimbursed. The Company and its subsidiaries have $1,277,065 in cash on hand, at December 31, 2010. The Company could incur exploration expenses and corporate expenses greater than the amount of available cash on hand.  The Company may need to raise additional funds in order to support its activities.   If the Company needs to raise additional capital, its common stock would be diluted.  Further, if the Company is unable to raise funds to meet its obligations, the value of its common stock may decline.

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

Environmental and Regulatory Concerns

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

Competition

Competitive conditions affecting the Company could negatively impact our business.

The potential value of the Company’s mining property is directly related to the market price for gold. The price of gold may also have a significant influence on the market price of its common stock. If the Company obtains positive drill results and its property progresses to a point where a commercial production decision can be made, the decision to put a mine in production and to commit funds necessary for that purpose must be made long before any revenue is from production would be received. A decrease in the market price of gold at any time during future exploration and development may prevent the Company’s property from being economically mined or could result in the write-off of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the market price of gold has fluctuated between approximately $525 and $1,421 per ounce. The volatility of gold prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our property and produce revenue.

Potential Conflict with Shareholder (Goldgroup Mining Inc.)

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

Financing from Goldgroup Mining Inc.

Exploration activity at the SJG property is financed pursuant to the Earn-In / Option Agreement with Goldgroup Mining Inc.  If Goldgroup fails to properly fund the Earn-In Agreement, or otherwise fails to complete the Earn-In Agreement, the Company would be required to obtain funding from other sources.  If the Company raises funds from other sources, it would be dilutive to existing shareholders.

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

Conflicts between the Board of Directors of the Company, with the Board of Directors of Goldgroup Mining Inc.

Potential for conflict exists between the Board of Directors of Goldgroup Mining Inc., and the Board of Directors of the Company;  and between the Board of Directors of Goldgroup with the Boards of Directors of DynaResource de Mexico, Mineras de DynaResource, and DynaResource Operaciones.

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

50 % of the Company’s Revenue from DynaResource de Mexico may be owned by Goldgroup Mining Inc.

As of the Date of this Form 10-K, Goldgroup Mining Inc. has completed Phases I, II, and III of the Earn-In / Option Agreement, and as a result has been transferred 25 % of the Shares and ownership of DynaResource de Mexico.  Should Goldgroup complete Phase IV of the Earn In / Option Agreement (through the contribution and expenditure of an additional $4 M USD., as at December 31, 2010); Goldgroup would receive an additional 25 % of the shares and ownership of DynaResource de Mexico (Total of 50%).  In such case DynaResource, Inc. and its shareholders will only retain 50 % of the shares and ownership of DynaResource de Mexico.  Investors in the Company’s shares should be aware that any benefits to be derived from the ownership of DynaResource de Mexico would be shared 50 % with Goldgroup.

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

Earn In / Option Agreement

On September 1, 2006 the Company signed a “Stock Purchase and Earn In Agreement” (“Earn-In”) between:  DynaResource, Inc. (“DynaResource”) and DynaResource de Mexico SA. de CV.  (“DynaMexico”), (“Seller”); and Goldgroup Resources, Inc., (now Goldgroup Mining Inc.) of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

The Earn In provides for the sale of up to fifty per cent (50%) of the total outstanding shares of DynaMexico, which at the time of the agreement was the wholly owned subsidiary of DynaResource, and the owner of the San Jose de Gracia District in northern Sinaloa, Mexico (“SJG”); in exchange for the total cash contributions to DynaMexico, and expenditures related to the exploration and development of the SJG, in the amount of Eighteen Million Dollars USD. ($18,000,000) by Goldgroup; contributed in four (4) Phases, as set forth below:

Phase	On or before	Amount of Funds to be deposited to DynaMexico (For SJG Expenditures)	Interest Earned (by Goldgroup in DynaMexico)	Cumulative Interest Earned (by Goldgroup in DynaMexico)
1.	June 15, 2007	$1,000,000	0%	0%; Completed.
2.	March 15, 2008	$2,000,000	15%	15%; Completed.
3.	September 15, 2009	$3,000,000	10%	25%; Completed.
4.	March 15, 2011	$12,000,000	25%	50%; In Process.

Since the inception of the Earn In Agreement, and as at December 31, 2010, Goldgroup had deposited $14,000,000 USD to DynaMexico, with approximately $ 150,978,000. Mexican Pesos in qualified expenditures.

Approximately 56,431 meters drilling has been completed in 2007 – 2010.  (Results of the drilling activity, including the results of previous drilling in 1997-’98, is attached in an “SJG Drill Intercepts Summary File through 10-239”, as Exhibit 99.1 to this Form 10-K; and the updated Drill Summary File is reported on the Company’s web site at www.dynaresource.com.)

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

Geologic Structure

Detailed mapping within the project area has defined several stages of deformation, beginning with compression during the Laramide Orogeny which affected the Paleozoic basement and formed flat-lying reverse faults, which have been reactivated as conduits for gold-bearing fluids in the La Prieta trend (Table 2).  Extension in Tertiary time lead to the development of second order structures, trending south, southwest and southeast; which formed the major structural orientations for mineralization at San José de Gracia.  The latest phase of deformation is characterized by late-stage extension and southwest tilting.

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

Recent Activity

Additional information regarding the San Jose de Gracia property and all results of recent drilling activity can be viewed at the company’s website at www.dynaresource.com. Mineralized Intercepts of the core drilling is reported in an “SJG Drill Intercepts Summary File”, and attached to the Company’s Form 10/A filed with the US Securities & Exchange Commission on February 26, 2009 as Exhibit 99.3   Highlights of drilling activity by target area is described in Item 7, Management’s Discussion and Analysis.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On October 14, 2010, at the annual meeting of the shareholders, the following directors of the corporation were re-elected through 2011.

K.D. Diepholz - Chairman / CEO;
Charles Smith - Chief Financial Officer;
Melvin Tidwell - Director;

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is organized under the laws of Delaware, and its common stock is traded on the “pink sheets” under the symbol "DYNR".  The following table sets forth, for the periods indicated, the high and low bid quotations which set forth reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions.  No cash dividends on the Company common stock have been declared or paid since the Company's inception. The Company had approximately 595 shareholders at December 31, 2010. This does not include shareholders that hold their shares in street name or with a broker.

Calendar Quarter Ending	Low	High
March 31, 2009	2.00	2.80
June 30, 2009	1.80	2.65
September 30, 2009	2.00	2.99
December 31, 2009	2.60	3.05
March 31, 2010	2.85	3.25
June 30, 2010	2.75	3.35
September 30, 2010	2.65	3.60
December 31, 2010	3.00	3.95

Item 6.   Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The Company’s majority owned subsidiary (currently 75%), DynaResource de México, S.A. de C.V. (“DynaMéxico”), owns 100% of the mineral concessions and related interest to the San José de Gracia mining property covering approximately 99,500 hectares located in and around San José de Gracia, Sinaloa State, México (“SJG”). SJG is located on the west side of the Sierra Madre Mountains, approximately 250 kilometers inland from the port city of Los Mochis, Sinaloa; and approximately 500 kilometers north of Mazatlan, Sinaloa.

The SJG is a High-Grade Mineralized System which reports historical production of + 1 M. Oz. AU, from a series of underground workings.  DynaMéxico is focused on the exploration and future exploitation of this vein-hosted, near surface, and + 400 hundred M. Down – Dip Gold Potential, that occurs within fault breccia veins; and has been traced on surface and underground over a 15 Sq. Km. area.

Prior Drilling and Exploration Activity / SJG (1997 / 1998)

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

Surface and underground sampling in 1999 - 2000 conducted by the Company confirmed high grades in historic workings and surface exposures throughout the SJG district and project area.  These high grades outlined the presence of ore shoots developed within the veins.  The ore shoots appear to be controlled by dilational jogs and/or vein intersections.  A total of 544 samples were collected in 1999-2000, and assayed an average 6.51 grams/ton (g/t) gold.

Acquisition and Consolidation / SJG

In 2000, the Company formed DynaMéxico to acquire, invest in, explore and develop mining concessions in México, and specifically to acquire the ownership and interests related to San Jose de Gracia.  In March 2000, the Company and DynaMéxico entered into agreements to acquire and consolidate 100% of the San José de Gracia Property. The Company agreed to issue 2,493,271 common shares in exchange for the complete acquisition of the SJG and all related interest, and subject to the complete transfer of all mining concessions.

After resolving ownership and title issues related to SJG mining concessions, the number of shares issued to the prior owners of SJG was reduced to 115,000 shares from 2,493,271. (Note: The 115,000 shares were issued in 2006, when all matters related to the acquisition, transfer, and consolidation, of the SJG district, were resolved).

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

During the period of production at SJG, the Company recognized it would be necessary to conduct large scale exploration activities in order to define and confirm a + 1 M. Oz. Gold resource.  And, the Company believed that ultimately SJG could host a + 3 M Oz. Gold resource.

Recent Financing Activity

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company and DynaMéxico negotiated and entered into the “Earn In / Option” agreement with Goldgroup Resources, Inc. (now Goldgroup Mining Inc.), Vancouver, BC, dated September 1, 2006.  The Terms of the Earn In / Option provided for $ 18 M. USD financing from Goldgroup to DynaMéxico, over four Phases (through March 2011), and including exploration related expenditures at SJG, in exchange for Goldgroup’s earning of 50 % of the Shares of DynaMéxico.  (See Material Agreements; Earn In / Option Agreement.)

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

•
Continuing with Phase IV of the Earn In Agreement in 2010, and at March 31, 2010, an additional 6,167 Meters drilling was completed in 21 Drill Holes (SJG 2010 148 – 168).  At March 31, 2010, a total of 40,167 Meters drilling had been completed in 168 core drill holes, financed pursuant to the Earn In Agreement.

•
Continuing with Phase IV of the Earn In Agreement in 2010, and at June 30, 2010, an additional 5,382 Meters drilling was completed in 20 Drill Holes (SJG 2010 169 – 188).  At June 30, 2010, a total of 45,549 Meters drilling has been completed in 188 core drill holes, financed pursuant to the Earn In Agreement.

•
For the period of July – September, Drilling activity is suspended for the wet season.  During the quarter, Assays of drilling results are updated; the Block Model in Surpac is updated; and exploration plans are developed and programmed for start in October. And, the next 18,500 meter drill program commenced in October.

•	Continuing with Phase IV of the Earn In Agreement in 2010, and at December 31, 2010, an additional 10,882 Meters drilling was completed in 51 Drill Holes (SJG 2010 189 – 239).

At December 31, 2010, a total of 56,431 Meters drilling has been completed in 239 core drill holes financed pursuant to the Earn In Agreement.

Magnetic and IP Surveys

Magnetic and IP surveys were conducted throughout the SJG district in 2009; covering an area of approximately 15 Sq. Km.

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

Identification of Additional Resource Target Areas:

Significant survey responses were reported for the following areas; and are projected for follow up drilling:

San Pablo; Up Dip;
San Pablo; Displacement Zone;
Tres Amigos; Down Dip and Northwest;
Tres Amigos; Extension Northeast;
Orange Tree; Down Dip;
La Cecena, Los Hilos, and Tepehauje;
Palos Chinos;
La Prieta;
La Purisima; Down dip at Southeast end;
Argyllic Zone;   + 250 M. Down;

Structural Geologist

Also in 2009, a structural geological consultant experienced in México, reviewed and mapped the SJG Property with regard to Ore Controls and Structural analysis.  An area of 2.8 Km by 3.4 Km was mapped; and a review was completed of the recent (2007-2008) drill core and drill logs through drill hole # 08-126.  A Final report and mapping are being utilized in planning drilling programs at SJG.   Information contained in the structural control and analysis is described below:

           Dimensions of Resource Areas at SJG (August, 2009):

San Pablo:	Recent Production of 18,250 Oz. at average grade of 20 g/t; Strike length of 750 M. and down dip extension of 500 M.; with selected mineralized intercepts of:

(SJG 08-31):            8.3 M. of 48.24 g/t; Including 3.8 M. of 104.01 g/t, and Including 1.5
M. of 233.61 g/t;

(SJG 08-51):           14.2 M. of 14.79 g/t; Including 9 M. of 22.93 g/t, and Including 3.5 M.
of 41.5 g/t;

Tres Amigos:                                         Strike Length of 365 M. and Down Dip extension of 210 M.; with selected intercepts of:

(SJG 97-13):            27.5 M. of 9.94 g/t; Including 18.6 M. of 14.28 g/t, and including 2 M.
 of 85.72 g/t;

(SJG 97-45):            14 M. of 5.35 g/t; including 2 M. of 31.35 g/t;

Orange Tree:         to be defined; with selected intercepts of:

(SJG 97-39):            6.8 M. of 13.20 g/t; Including 3 M. of 29.5 g/t, and including 1.5 M. of
51.46 g/t;

(SJG 08-47):           7.1 M. of 7.63 g/t; Including 1.6 M. of 23.10 g/t;

La Cecena
(Tres Amigos):     to be defined; with selected intercepts of:

(SJG 97-50):           11 M. of 2.78 g/t; Including 2 M. of 5.02 g/t; And, Including 2 M. of
8.53 g/t;

(SJG 08-104):           2.8 M. of 13.70 g/t; Including 1.4 M. of 26.96 g/t;

La Union:              Strike Length of 400 M. and Down Dip extension of 350 M.; with selected intercepts of:

(SJG 08-76):           4.8 M. of 16.02 g/t; Including 2 M. of 37.60 g/t; And, Including .7 M.
of 75.56 g/t;

(SJG 08-80):           3.1 M. of 4.8 g/t; Including 1.5 M. of 7.37 g/t;

Palos Chinos/
Tajo Verde:	Strike Length of 270 M and down dip of 180 M; Strike of 800 M including Drill Hole # 97-55; with selected intercepts of:

(SJG 97-63):           27.8 M. of 2.30 g/t; Including 17.3 M. of 2.81 g/t, And Including .7 M.
of 9.25 g/t, And Including 2.7 M. of 8.45 g/t;

(SJG 07-16):           7.7 M. of 1.86 g/t; Including 2.1 M of 5. 18 g/t;

(SJG 97-55):           5 M. of 3.5 g/t; Including 3 M of 5.24 g/t;

La Purisima:	Historical Production of 470,000 Oz. Au, at average grade of 66.7 g/t; Strike Length of 720 M. and down dip extension of 420 M.; with selected intercepts of:

(SJG 07-21):           8 M. of 20.67 g/t; Including 6 M. of 26 g/t; And, Including 2.1 M. of
76.33 g/t;

(SJG 07-39):           4.2 M. of 8.55 g/t; Including 1.9 M. of 16.67 g/t;

La Prieta:	Historical Production of 215,000 Oz. Au., at average grade of 28 g/t au; Dimensions of 100 M. by 50 M.; Future resource yet to be defined;

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

San Pablo /
La Union:              Gaps left from previous drilling campaigns and also a gap in the underground workings.

Follow up Drilling at Major Target Areas:

Tres Amigos:	Down dip extension; extension southwest through La Cecena, Los Hilos; Extension Northeast across Orange Tree;

La Union:	Extension along strike and down dip;

La Purisima:	Extension along strike and down dip;

Palos Chinos:	Extension along strike and down dip;

La Prieta:	to be defined;

Drilling Highlights by Specific Target area of SJG (through December, 2010):

The following drilling highlights are included by target area, and for the period through December 31, 2010:

San Pablo:

•	SJG 07-07:	5 M. of 10.07 g/t., Including 2 M. of 24.55 g/t.; With Credits;

•	SJG 07-08:	7.2 M. of 2.64 g/t., Including 3.8 M. of 4.77 g/t., Including 2.3 M. of 7.258g/t.;

•	SJG 07-09:	2.1 M. of 7.2 g/t.; And, Deeper Zone of 5.50 M. of 4.94 g/t., Including 3.15 M. of 8.33
g/t.; with New Zone in Sediments;

•	SJG 07-12:	7.1 M. of 6.40 g/t., Including 4.2 M. of 10.39 g/t., And, Including 1.1 M. of 15.63 g/t.;
And, Including 1.6 M. of 11.292 g/t;

•	SJG 07-23:	7 M. of 2.11 g/t., Including 1.4 M. of 9.16 g/t., with Copper Credits;

•	SJG 07-26:	3.7 M. of 2.45 g/t. (3.55 g/t. AU Equivalent), Including 1.9 M of 4.054 g/t.; And, 8.4 M. of 8.43 g/t., Including 4.1 M. of 16.82 g/t., with Copper Credits, And, Including 1.9 M. of 34.433 g/t;

•	SJG 07-27:	6.1 M. of 13.16 g/t. (15.40 g/t. AU Equivalent), Including 3.8 M. of 19.25 g/t., And Including 1.95 M. of 21.789 g/t., Including 1.8 M. of 17.646 g/t;

•	SJG 07-28:	5.3 M. of 2.05 g/t. (2.29 g/t. AU Equivalent), Including 2.3 M. of 3.902 g/t., with Zinc Credits, Including 1.1 M. of 5.4 g/t;

•	SJG 07-29:	1.2 M. of 6.331g/t., with Copper Credits; 1.7 M. of 26.235 g/t., with Copper Credits; And, 1.4 M. of 2.707 g/t;

•	SJG 07-30:	1.6 M. of 5.98 g/t. (6.50 g/t AU Equivalent), with Copper and Zinc Credits; .9 M. of 4.22 g/t. (6.35 g/t. AU Equivalent), with Copper Credits;

•	SJG 07-31:	8.30 M. of 49.50 g/t., Or, 7.5 M. of 53.98 g/t.; Including 5.35 M. of 75.695 g/t.; Including 3.8 M. of 106.77 g/t; Including 1.5 M. of 240.61 g/t; with Copper and Zinc Credits;

•	SJG 07-34:	2.2 M. of 1.028 g/t.;

•	SJG 08-48:	13.60 M. of 3.09 g/t., Or, 11.04 M. of 3.840 g/t.; Including 3.68 M. of 6.62 g/t.; And Including 1.84 M. of 7.758 g/t; with Copper Credits;

•	SJG 08-51:	14.20 M. of 14.91 g/t., Including 10.78 M. of 19.44 g/t.; Or Including 9.05 M. of 23.12 g/t.; And, Including 3.50 M. of 42.32 g/t; with Copper Credits;

•	SJG 08-60:	9.1 M. of 5.02 g/t., Including 7.1 M. of 6.27 g/t., And, Including 2.2 M. of 17.315 g/t and Including 1 M. of 26.8 g/t; with Copper Credits;

•	SJG 08-89:	3.8 M. of 2.64 g/t., Including 1.3 M. of 4.520 g/t;

•	SJG 08-90:	6.7 M. of 3.564 g/t, Including 1.2 M. 0f 11.69 g/t;, And, Including .6 M. of 16.18 g/t; Including .6 M of 7.210 g/t; with Credits;

•	SJG 08-91:	2 M. of 17.530 g/t.;

•	SJG 08-92:	4.2 M. – 6.10 g/t; Including 1 M. of 23.314 g/t; And, 4.1 M. of 1.38 g/t; Including 2.3 M. of 2.1 g/t; And, 4.9 M. of 3.02 g/t., Including .4 M. of 30.445 g/t; And, .5 M. of 14.719 g/t;

•	SJG 08-93:	5.8 M., Including .4 M of 28.53 g/t;

•	SJG 08-96:	2.1 M. of 2.22 g/t., Including .55 M. of 4.750 g/t;

•	SJG 08-97:	4.3 M. of 8.68 g/t;, Including 2.1 M. of 17.05 g/t; with Copper and Zinc Credits;

•	SJG 08-98:	.5 M. of 2.165 g/t.;

•	SJG 09-131:	1.10 M. of 28.25 g/t (29.16 AU Equivalent); 1.75 M. of 7.18 g/t (9.27 AU Equivalent); 1.30 M. of 6.97 g/t (7.75 AU Equivalent);

•	SJG 09-132:	.50 M. of 7.1 g/t (11.20 AU Equivalent); 2.05 M of 4.08 g/t (4.97 AU Equivalent); .50 M. of 2.86 g/t (4.05 AU Equivalent);

•	SJG 09-133:	6.25 M. of 6.49 g/t (6.83 Au Equivalent), including 1.55 M. of 24.23 g/t; 2.07 M. of 3.57 g/t (3.78 AU Equivalent);

•	SJG 09-134:	.55 M. of 2.105 g/t (3.04 Au Equivalent); 2.48 M. of 4.33 g/t (5.11 Au Equivalent); .80 M. of 3.37 g/t (3.74 Au Equivalent);

•	SJG 09-135:	4.42 M. of 3.63 g/t (5.35 AU Equivalent), including 1 M. of 8.96 g/t.;

•	SJG 09-136:	2 M. of .611 g/t (.71 AU Equivalent);

•	SJG 09-138:	5.46 M. of 4.97 g/t (5.35 AU Equivalent), including 2.97 M. of 8.80 g/t.;

•	SJG 09-139:	.71 M. of 8.79 g/t; 5.50 M. of 20.51 g/t, Including 3.12 M of 34.91 g/t; And, Including 1.80 M. of 58.05 g/t.; And, Including .92 M. of 104.10 g/t;

•	SJG 09-140:	3.32 M. of .82 g/t, including 1.66 M. of 1.42 g/t; 5.24 M. of 2.15 g/t, including 1.14 M. of 6.4 g/t;

•	SJG 10-149:	1.3 M. of 4.8 g/t;

•	SJG 10-195:	.40 M. of 3.43 g/t; Including .73 M. of 2.18 g/t; And, Including 1.83M. of 2.2 g/t; And, Including 1.21 M of 3.68 g/t; And, Including 2.94 M of 3.26 g/t.

•	SJG 10-197:	1.16 M. of 2.83 g/t; And, Including 3.67 M. of 7.96 g/t; And, Including 3.30 M. of 28.38 g/t.

•	SJG 10-199:	1.56 M. of 9.14 g/t;

•	SJG 10-201:	2.10 M. of 15.78 g/t;

•	SJG 10-203:	.70 M. of 3.23 g/t; And, Including 1.91 M. of 3.42 g/t; And, Including 5.50 M. of 332.86 g/t;

•	SJG 10-205:	.95 M. of 6.71 g/t; And Including .45 M. of 7.73 g/t;

•	SJG 10-207:	3.05 M. of 16.74 g/t;

•	SJG 10-210:	.4 M. of 2.58 g/t;

•	SJG 10-212:	4.80 M. of 5.90 g/t; And, Including 1.53 M. of 2.85 g/t;

•	SJG 10-213:	1.81 M. of 5.78 g/t;

•	SJG 10-215:	3.47 M. of 15.82 g/t; And, Including 1.40 M of 2.53 g/t;

•	SJG 10-217:	1.42 M. of 89.95 g/t;

•	SJG 10-219:	.46 M. of 4.49 g/t; And Including .71 M. of 7.92 g/t; And, Including 1.41 M. of 10.82 g/t; And, Including .80 M. of 2.23 g/t;

•	SJG 10-221:	2.00 M. of 13.14 g/t; And, Including .54 M. of 3.26 g/t; And, Including .65 M. of 22.41g/t;

•	SJG 10-224:	2.23 M. of 5.29 g/t; And, Including 6.35 M. of 7.04 g/t; 3.35 M. of 11.93 g/t; And, Including .78 M. of 1.80 g/t; And, Including .45 M. of 6.84 g/t;

Company Management believes the drilling at San Pablo through December 2010 has defined a sizeable Inferred Resource (+ 400,000 Oz. Au.), using a Cut Off grade of 2 g/t., with an average grade of + 8 g/t.  Infill drilling and further extensions to San Pablo area are projected for 2011.  A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in Spring 2011, and which is expected to confirm the Company’s Resource estimates.

Tres Amigos / La Cecena:

1997 – 1998:

•	’97-01:	7 M. of 3.66 g/t., Including 2.5 M. of 7.15 g/t., and Including 1 M. of 11.09 g/t;

•	’97-02:	18.5 M. of 3.53 g/t., Including 10 M. of 3.86 g/t., and Including 3.5 M. of 6.85 g/t., and Including 1.5 M. of 12.23 g/t;

•	’97-03:	4. M. of 4.13 g/t., Including 2 M. of 7.22 g/t.;

•	’97-05:	1.9 M. of 3.62 g/t.;

•	’97-06:	1.85 M. of 6.47 g/t.;

•	’97-07:	10 M. of 3.42 g/t., Including 2.15 M. of 6.82 g/t.; And, 14.3 M. of 2.41 g/t; Including 2.34 M. of 8.67 g/t;

•	’97-09:	2.7 M. of 2.76 g/t; Including 1.5 M. of 4.15 g/t.; And, 2 M. of 13.53 g/t.;

•	’97-10:	7.6 M. of 2.36 g/t., Including 4.6 M. of 3.81 g/t; and, Including 1.5 M. of 10.28 g/t.;

•	’97-11:	9.5 M. of 2.83 g/t., Including 1.5 M. of 15 g/t.;

•	’97-12:	3.5 M. of 4.75 g/t., Including 1.7 M. of 8.58 g/t.; And, 3.5 M. of 2.44 g/t.;

•	’97-13:	27.5 M. of 9.94 g/t.; Including 4.5 M. of 54.26 g/t., and Including 2. M. of 85.72 g/t.;

•	’97-14:	1.2 M. of 3.59 g/t;

•	’97-35:	16.5 M. of 2.11 g/t., Including 6. M. of 8.84 g/t., and Including 2 M. of 14.42 g/t.;

•	’97-36:	2 M. of 3.28 g/t.; And, 3.6 M. of 4.04 g/t., Including 2 M. of 6.41 g/t.;

•	’97-37:	1.3 M. of 11.97 g/t.; ;

•	’97-39:	6.8 M. of 13.2 g/t., Including 3 M. of 29.5 g/t., Including 1.5 M. of 51.47 g/t.;

•	’97-40:	2. M. of 14.88 g/t.; And, 6 M. of 4.16 g/t; Including 2 M. of 10.81 g/t.; And, 8 M. of 3.86 g/t; Including 6 M. of 5.02 g/t; And, Including 4 M. of 7.21 g/t.; And, Including 2 M. of 8.95 g/t;

•	’97-41:	10 M. of 2.56 g/t; Including 4 M. of 4.4 g/t., Including 2 M. of 5.15 g/t.;

•	’97-42:
4 M. of 3.04 g/t; Including 2. M. of 5.17 g/t.; And, 18. M. of 1.88 g/t; Including 2.3 M.
of 3.43 g/t;  and, Including 2 M. of 3.8 g/t; and Including 2 M. of 3.36 g/t;  And, 12 M. of
2.46 g/t;  Including  4.5 M. of 5.06 g/t.;  and, Including 1.5 M of 6.69 g/t;

•	’97-43:	1.3 M. of 4.23 g/t.;

•	’97-44:	6 M. of 2.91 g/t; Including 2. M. of 7.78 g/t.; And, 12 M. of 1.71 g/t; Including 2 M. of 5.18 g/t.; And, 14.8 M. of 1.47 g/t; Including 1.3 M. of 7.06 g/t;

•	’97-45:	14 M. of 5.35 g/t; Including 2 M. of 31.35 g/t; And, 14 M. of 2.38 g/t; Including 2 M. of 12.32 g/t;

•	’97-47:	7.06 M. of 7.63 g/t., Including 1.55 M. of 23.10 g/t.;

•	’97-50:	2 M. of 5.02g/t; 5 M. of 3.92 g/t., Including 2. M. of 8.53 g/t.; (La Cecena)

Tres Amigos Recent (2007 – 2010):

•	SJG 08-102:	7.87 M. of 2.75 g/t. (3.02 g/t. AU equivalent); Including 2.54 M. of 6.49 g/t.; And, Including .58 M. of 11.527 g/t.; And, 3.25 M. of 3.91 g/t (4.16 AU Equivalent); Including 1.50 M of 7.927 g/t;

•	SJG 08-103:	1.2 M. of 4.911 g/t.; And, 1.1 M of 2.564 g/t.;

•	SJG 08-104:	2.8 M of 13.32 g/t. (16.24 g/t. AU Equivalent); Including 1.4 M. of 26.20 g/t.;

•	SJG 08-110:	3.40 M. of 1.72 g/t.; 1.40 M. of 1.829 g/t.; 2.80 M. of 2.34 g/t. (2.68 AU Equivalent); Including .70 M. of 8.6 g/t.; And, 1.8 M. of 2.63 g/t. (2.95 g/t. AU Equivalent);

•	SJG 08-111:	1.50 M. of 1.008 g/t. (1.10 g/t. AU Equivalent); And, 4.8 M. of 1.89 g/t. (2.56 g/t. AU
Equivalent); Including .90 M. of 5.86 g/t;

•	SJG 08-112:	2.80 M. of 1.61 g/t. (2.06 g/t. AU Equivalent); And, .70 M. of .752 g/t. (1.62 g/t. AU Equivalent);

•	SJG 08-113:	1.60 M. of 13.66 g/t. (14.17 g/t. AU Equivalent); And, 6.30 M. of 1.99 g/t. (2.19 g/t. AU Equivalent); Including 3.10 M. of 3.45 g/t;

•	SJG 08-114:	5.3 M. of 2.91 g/t. (3.13 g/t. AU Equivalent); including 1.7 M. of 8.32 g/t.;

•	SJG 08-115:	1.5 M. of 3.40 g/t (4.60 AU Equivalent); And, 9.40 M. of 5.15 g/t.; Including 5.7 M of 8.37 g/t.; And, Including 2.1 M. of 9.48 g/t.; And, Including 1.7 M. of 12.96 g/t;

•	SJG 08-116:	2.1 M of 2.96 g/t. (3.79 g/t. AU Equivalent); And, 9.80 M. of 7.74 g/t. (8.02 g/t. AU Equivalent); Including 3.3 M. of 21.28 g/t.; And, Including 1.6 M. of 33.859 g/t;

•	SJG 08-117:	1.7 M. of 4.674 G/T. (5.23 g/t. AU Equivalent); And, 3.70 M. of 2.44g/t. (3.01 g/t. AU Equivalent);

•	SJG 08-118:
5.46 M. of 4.25 g/t. (7.85 g/t. AU Equivalent); Including 2. M of 7.20 g/t., And Including
1. M. of 9.6 g/t; And, .83 M. of 1.169 g/t. (1.87 g/t. AU Equivalent); And, 3.13 M. of
4.97 g/t. (6.33 g/t. AU Equivalent); Including 1.08 M. of 13.415 g/t.; And, 1.2 M. of
2.214 g/t;

•	SJG 10-150:	4.39 M. – 7.34 g/t; Including 2.88 M. – 10.9 g/t; And, Including 1.71 M. – 17.78 g/t;

And, Including .87 M. – 25 g/t; And 11.91 M. – 3.10 g/t; Including 2.38 M. – 11.77 g/t;

And, Including 1.17 M. – 14.23 g/t;

•	SJG 10-151:	11.95 M. – 14.66 g/t; Including 7.82 M. – 22.18 g/t; And, Including 2.63 M. – 62.05 g/t; And, Including 1.88 M. – 82.31 g/t; And, Including .92 M. – 137.60 g/t;

•	SJG 10-152:	9.27 M. – 1.65 g/t; Including 1.13 M. – 9.85 g/t; And, Including .63 M. – 15.90 g/t;

•	SJG 10-153:	7.11 M. – 2.91 g/t; Including 3.63 M. – 5.36 g/t; And, Including 1.73 M. – 6.70 g/t;

And, Including .55 M. – 6.97 g/t; (“La Cecena”)

•	SJG 10-154:	2.25 M. – 17.18 g/t; Including 1.75 M. – 21.89 g/t; (“La Cecena”)

•	SJG 10-165:	8.26 M. – 5.40 g/t; Including 4.55 M. – 8.23 g/t; And, Including 1 M. – 6.30 g/t;

(“La Cecena- Tepehauje”);

•	SJG 10-175:
9.3 M. – 1.81 g/t; Including: 1.09 M. -- 4.973 g/t; And, Including .99 M -- 8.102 g/t
And, 1.17 M. – 2.054 g/t; And, .43 M. – 1.436 g/t; And, 6.0 M. – 4.19 g/t; Including
 2.56 M. – 8.95 g/t; And: 1.4 M. – 3.116 g/t;

•	SJG 10-176:	.59 M. – 1.343 g/t; And, 15.31 M. – 1.09 g/t; Including .65 M. – 5.294 g/t;	And, Including 1.05 M. – 3.127 g/t; And,

•	SJG 10-177:	5.27 M – 19.8 g/t; And, Including 2.92 M. – 33.7 g/t; And, Including 1.05 M. – 52.11 g/t; And, 9.28 M. – 7.88 g/t; Including 1.43 M. – 32.38 g/t; And, Including .78 M. – 50.153 g/t;

•	SJG 10-178:
.8 M. – 3.831 g/t; And, 1.95 M. -- 1.884 g/t; And, 5.3 M. -- 1.01 g/t; Including 1.7 M. --
1.953 g/t; And, 12.85 M. – 3.62 g/t; Including 3.52 M. – 5.56 g/t; And, Including
1.76 M. – 6.13 g/t; And, Including 1.05 M. – 5.50 g/t; And, 2.23 M. – 2.56 g/t;
Including .6 M. – 8.84 g/t;

•	SJG 10-179:	1.76 M. – 1.585 g/t; And, 1.72 M. – 105.51 g/t; And, 4.678 M. – 5.70 g/t; Including 2.65 M. – 8.23 g/t; And, 2.30 M. – 4.79 g/t; Including 1.15 M. – 7.00 g/t;

•	SJG 10-181:	3.03 M. – 1.73 g/t; Including 1.5 M. – 2.885 g/t;

•	SJG 10-182:	.62 M. – 3.348 g/t; And, 1.01 M. – 2.85 g/t;	And, .47 M. – 2.292 g/t;

•	SJG 10-225:	.40 M. of 3.63 g/t;

•	SJG 10-226:	8.04 M. of 18.47 g/t; Including 4.10 M. of 34.36 g/t;

•	SJG 10-227:	9.80 M. of 8.42 g/t; Including .40 M. of 113.95 g/t;

•	SJG 10-228:	1.83 M. of 3.88 g/t; And, 2.98 M. of 3.73 g/t;

•	SJG 10-229:	1.64 M. of 2.41 g/t; And, 1.55 M. of 5.46 g/t;

•	SJG 10-230:	4.54 M. of 18.09 g/t; Including 2.54 M. of 31.52 g/t;

•	SJG 10-231:	.52 M. of 2.62 g/t; And, 2.75 M. of 8.99 g/t; And, 1.7 M. of 2.34 g/t;

•	SJG 10-232:	1.87 M. of 3.15 g/t;

Company Management believes the 1997 – 1998 Drilling at Tres Amigos, and the recent drilling through December 2010 has defined a sizeable Inferred Resource of + 400,000 Oz Au.  Infill drilling and further extensions to Tres Amigos are projected for 2011 drilling programs.  A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in Spring 2011, and which is expected to confirm the Company’s estimates.

La Purisima:

•	SJG 07-21;	8 M. of 20.67 g/t., Including 6 M. of 26.89 g/t., Including 2.1 M. of 76.33 g/t.;

•	SJG 07-35;	4.4 M. of 1.54 g/t., Including 2.2 M. of 2.736 g/t.; And, 1.75 M. of 1.74 g/t;

•	SJG 07-36;	1.42 M. of 4.319 g/t.;

•	SJG 07-37;	4.45 M. of 3.07 g/t., Including 2.2 M. of 5.004 g/t.;

•	SJG 07-39;	2.05 M. of 2.479 g/t.; And, 4.2 M. of 8.55 g/t., Including 3.25 M. of 10.89 g/t.; And, Including 1.90 M. of 16.675 g/t;

•	SJG 07-40;	.8 M. of 2.43 g/t.; And, 1.8 M. of 1.763 g/t.;

•	SJG 07-42;	5.9 M. of 1.85 g/t., Including 2.2 M. of 3.316 g/t.; And, 1.1 M. of 3.475 g/t.;

•	SJG 08-63;	.4 M. of 11.694 g/t.;

•	SJG 08-68;	1.6 M. of 18.26 g/t., Including 1 M. of 23.9t;

•	SJG 08-70;	11.1 M. of 1.83 g/t., Including 2.3 M. of 5.190 g/t., And, Including 1.10 M. of 9.434 g/t.; And, 1.50 M. of 4.15 g/t., Including .25 M. of 16.274 g/t.; And, .2 M. of 4.292 g/t; Including Zinc Credits;

•	SJG 08-82;	1.70 M. of 18.218 g/t.;

•	SJG 08-84;	.36 M. of 39.5 g/t.; .17 M. of Zinc Credits;

•	SJG 10-161;	7.6 M. – 4.64 g/t;	Including 1.6 M. – 18.88 g/t;

•	SJG 10-186;	1 M. – 2.579 g/t;	And, 8.15 M. – 2.79 g/t; Including	.6 M. – 30.57 g/t;

•	SJG 10-191;	1.28 M. of 2.08 g/t; And, 1.17 M. of 2.08 g/t;

•	SJG 10-193;	5.60 M. of 3.96 g/t;

•	SJG 10-198;	1.53 M. of 13.64 g/t;

•	SJG 10-202;	1.15 M. of 5.36 g/t;

•	SJG 10-204;	1.05 M. of 3.85 g/t; And, 3.10 M. of 2.19 g/t; And, 3.84 M. of 4.06 g/t; And, 1.43 M. of 7.21 g/t; And, .77 M. of 9.91 g/t;

•	SJG 10-206;	2.31 M. of 14.63 g/t;

Company Management believes the recent drilling at La Purisima in 2007- 10, has defined a sizeable Inferred Resource at La Purisima (+ 200,000 Oz. Au.).  Infill drilling and further extensions to La Purisima are projected for 2010-2011.  A 43-101 compliant Technical Report is planned for commission by DynaMéxico in Spring 2011, and which is expected to confirm the company’s estimates.

La Union:

•	’92-27:	1 M. of 9 g/t;

•	“97-29:	3.1 M. of 4.53 g/t;

•	’97-30:	.5 M. of 12.92 g/t; And, 10.1 M. of 1.68 g/t, and Including 1.5 M. of 6.04 g/t;

•	’97-31:	6.8 M. of 1.94 g/t; Including 4 M. of 2.85 g/t;

•	’97-33:	4 M. of 1.9 g/t; And, 4.3 M. of 1.3 g/t;

•	’97-34:	2 M. of 8.9 g/t;

•	SJG 08-61:	4.5 M. of 1.66 g/t. (2.85 g/t Au equivalent), Including 1.10 M. of 2.446 g/t.; And, Including 1.3 M. of 3.183 g/t.; And, .4 M. of 9.38 g/t; Including Copper Credits;

•	SJG 08-72:	4.3 M. of 1.13 g/t. (1.68 g/t. Au equivalent), Including 1.10 M. of 2.475 g/t. and Including 1 M. of 1.635 g/t;

•	SJG 08-76:
4.8 M. of 16.23 g/t. (17.44 g/t. Au equivalent), Including  2 M. of 38.100  g/t., And including 1.40 M. of 51.340 g/t, and Including .7 M. of 77. g/t; With Copper and Zinc Credits;
And, 2.7 M. of 1.69 g/t. (2.08 g/t. Au equivalent), Including .3 M. of 7.875 g/t;

•	SJG 08-80:	3.10 M. of 4.801 g/t., Including 1.50 M. of 7.372 g/t.; And, 1.10 M. of 3.169 g/t.;

•	SJG 08-120:	1.65 M. of 2.179 g/t.; And, .42 M. of 1.93 g/t.;

•	SJG 08-122:	.50 M. of 2.076 g/t.; And, .50 M. of 25.75 g/t; And, .95 M. of 1.94 g/t.;

•	SJG 09-143:	1.4 M. M. of 12.08 g/t;

•	SJG 09-144:	3.78 M. of 1.63 g/t, Including 1.35 M. of 2 g/t;

•	SJG 10-208:	2.06 M. of 6.60 g/t;

•	SJG 10-216:	1.77 M. of 5.45 g/t; And, 2.96 M. of 12.36 g/t;

•	SJG 10-218:	.40 M. of 2.53 g/t; And, 1.29 M. of 8.42 g/t;

•	SJG 10-220:	.40 M. of 2.83 g/t;

•	SJG 10-223:	1.25 M. of 2.28 g/t; And, 1.62 M. of 9.90 g/t; And, 3.15 M. of 2.33 g/t; And, 3.52 M. of 10.24 g/t; And, 3.05 M. of 2.18 g/t;

Company Management believes the recent drilling at La Union in 2007-10, has defined a sizeable Inferred Resource at La Union (+ 150,000 Oz. Au).  Infill drilling and further extensions to La Union are projected for 2011. A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in Spring 2011, which is expected to confirm the company’s estimates.

Palos Chinos:

•	’97-63:	27.8 M of 2.3 g/t; Including 17.30 M. of 2.81 g/t; And, Including .7 M. of 9.25 g/t; And, Including 2.7 M. of 8.45 g/t;

•	SJG 07-02:	.75 M. of 17.5 g/t.;

•	SJG 07-16:	7.7 M. of 1.86 g/t., Including 4.35 M. of 3.09 g/t., Including 2.15 M. of 5.2 g/t.;

•	SJG 10-161:	7.6 M. – 4.64 g/t;	Including 1.6 M. – 18.88 g/t;

•	SJG 10-186:	1 M. – 2.579 g/t;	And, 8.15 M. – 2.79 g/t; Including	.6 M. – 30.57 g/t;

La Prieta / Rosario / Rudolpho:

•	SJG 10-169:	.35 M. – 1.37 g/t; And, 8.42 M. – 3.80 g/t; Including 3.38 M. -- 9.11 g/t; And, Including 1.7 M. – 11.61 g/t; And 1.85 M. – 1.56 g/t;

•	SJG 10-171:	.6 M. – 2.9 g/t;

•	SJG 10-172:	2.1 M. – 2.52 g/t;	Including 1.1 M. – 4.47 g/t;

•	SJG 10-173:	1.3 M. – 1.302 g/t; And, 1.3 M. – 2.486 g/t;

•	SJG 10-174:	1.65 M. – 5.855 g/t; And, 1.53 M. – 1.848 g/t; And, 2.91 M. – 1.87 g/t; Including, 1.07 M. – 4.699 g/t; And, 11.69 M. – 1.08 g/t; Including 5.56 M. – 1.96 g/t; And, Including .86 M. – 3.754 g/t;

Target Areas at SJG remain virtually unexplored:

•	La Prieta; Historical + 200,000 Oz. Au production at average grade of + 28 g/t;

•	Rudolpho / Rosario;

•	Northeast Tres Amigos;

•	Orange Tree;

•	Argillic Zone;

These drilling Results obtained through Phases 1, 2, 3, and continuing in Phase 4 confirm extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. Specifically, San Pablo, La Purisima, Tres Amigos, La Cecena, and La Union areas have reported significant results. (See description of drilling highlights by target area above). The Company believes that sizeable inferred resources have been defined at San Pablo, Tres Amigos, La Union and La Purisima. Further Phase 4 drilling will be targeted at these main target areas.  In Spring 2011, the Company expects DynaMéxico to commission a 43-101 compliant technical report in order to define the Resources indicated by recent drilling at SJG.

An SJG Drill  Summary File through 10-239, describing the mineralized intercepts of all core drill holes, including the drilling results of 1997, and including the recent drilling of 2007 - December 31, 2010 is attached hereto as exhibit 99.1.

DynaMéxico Summary of Drilling Results

The drilling results obtained from San Jose de Gracia through December 31, 2010 (through DDH SJG 10-239) confirm the extensions of mineralization, down dip of historical workings, with confirmation of high grade gold (+ 10 g/t), and including bonanza grades shoots which are consistent with historical and recent production grades. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results.  (Note Drill Summary file referred to above.)  Continued Phase 4 drilling will be targeted at Tres Amigos, San Pablo, La Prieta, La Union and La Purisima, and at Rosario / Rudolpho, Northeast Tres Amigos.

Company Interpretations and Estimates

In some areas of SJG, topography has prevented the drilling of holes on conventional 50 M. Spacing.  In some areas, specifically at Tres Amigos, the distance between drilled holes is + 100 M.  In these areas, DynaMéxico is considering the blasting and building of new roads in order to complete in-fill drill holes.  Nonetheless, the Company has interpreted the results of drilling activity, and considering the recent production activity as well; and it has calculated manually an estimate of the resource at SJG.  This manually calculated estimate includes Oz. Au (gold) at the areas of:  San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima; by assuming grade and width averaging between drill holes.  DynaMéxico expects to confirm the amount of Au resource at SJG under the guidelines and description of a commissioned 43-101 technical report in spring 2011.

Block Model in Surpac

While the company has compiled its manual calculation and internal interpretation of the resource at SJG defined by drilling and production to date; the company also is in process of building the block model of resources defined and inferred at SJG using Surpac, (Gemcom) software. The current block model at SJG confirms inferred resources at San Pablo, Tres Amigos, La Union, Palos Chinos, and La Purisima; with portions of the inferred resource in a high grade category, and including probable resources at San Pablo and Tres Amigos. The Company will continue this Surpac modeling work as additional drill programs are planned and completed.

Current Resources and Potential

San Jose de Gracia is commonly referred to as “potentially a + 3 Million Gold Oz. resource”. The current inferred resource defined by drilling through December 2010 is estimated by the company to be + 1 M. Oz. Gold.

And, In consideration of the historical 1 M. Oz. gold production from SJG, the results from the 2003-2006 pilot production operation, the results of recent drilling programs, the Company’s internal block modeling work in Surpac, and the Gold resources anticipated to be reported in the DynaMexico 43-101; upon ramp up to full production the Company currently projects a potential 100,000 Oz. per year gold production from the SJG Project, from which the Company would be the beneficiary as a 50 % shareholder of DynaMexico (see Earn In Agreement). The Company has planned and structured itself for this potential revenue position as a shareholder of DynaMexico, and will consider distributions of a percentage of its retained earnings as a dividend to Shareholders.

Technical Report of Resources

In Spring 2011, the Company expects DynaMéxico to commission a 43-101 compliant report of the probable and inferred resources defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates of resources.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of December 31, 2010.

Economic Assessment Report / Feasibility Study

At the completion of the Earn In / Option Agreement at March 15, 2011; the company expects DynaMexico to commission an Economic Assessment Report or Feasibility Study.  Considering the success and efficiency of the Pilot production program conducted by DynaMexico during the period 2003 – 2006; the company expects the upcoming economic assessment / feasibility study to reflect a “scaling up” of the recent pilot production operation. Thereafter, the Company expects DynaMexico to arrange for the financing and installation of full scale mining and production facilities; with the expected target for annual production of 100,000 Oz. Au.

Structure of Company / Operations

Activities in México are conducted by DynaMéxico, through operating agreement to the operating subsidiary of DynaResource, Inc., Mineras de DynaResource SA de CV. (“MinerasDyna”); with the management of personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones, SA de CV (“DynaOperaciones”).  DynaResource, Inc. management and consultants continue to manage the 3 subsidiaries in México; while Chairman / CEO K.D. Diepholz is the President of each of the 3 companies.  Management and administrative fees are charged by MinerasDyna and DynaOperaciones, which are eliminated in consolidation.

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

Drilling Programs

Further drilling programs at SJG are expected to continue in Spring, 2011, and are being planned considering the results of the magnetic and IP surveys, and in consideration of the recent analysis of the structure and ore controls at SJG.  A 15,000 Meter drill program was carried out and completed at June 30, 2010.  Subsequently, the next 18,500 meters drilling at SJG commenced at October 2010, and continues into 2011. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Capital contributions and Expenditures to Earn In

Goldgroup contributed $432,010 USD to DynaMéxico, in the quarter ending December 31, 2010. The total capital contributed by Goldgroup to DynaMéxico at December 31, 2010 was $14,000,000 USD.

Note Receivable – Affiliate

In the quarter ending December 31, 2010, the Company did not loan any additional funds to DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, SA de CV (“DynaNevada de Mexico”). The total amount loaned by the Company to DynaNevada. at December 31, 2010 is $750,000 USD.  The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada. at $ .25 / Share.  DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de Mexico”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”).  In March, 2010, DynaNevada de Mexico completed the Option with IMMSA so that it now owns 100 % of Santa Gertrudis.  In June, 2010, DynaNevada de Mexico acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the receivable from DynaNevada into shares of common stock at a rate of $.25 per share.  The Company received 3,223,040 shares, which represents approximately 19.95% shares of outstanding shares of DynaNevada.   At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties.   DynaNevada has a contingent  liability arising from the purchase of one of the mining properties, that Management believes has no merit.   Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of December 31, 2010 to be $70,000.     Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in comprehensive income.

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

Mineable Resource:

There is no certainty that the exploration activity at SJG would result in the definition of a mineable resource at SJG.  While the company believes there is already in place an approximate + 1 M. Oz. Au  inferred Gold resource at SJG;  there is no certainty that the Company’s opinion will be proven correct, or than any proven, probable, or inferred resource would be commercially producible.  If a commercial mineable resource is not confirmed at SJG, the Company’s investment at SJG could be at risk.

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

50 % of the Interest In and Revenue from DynaResource de México May be Owned by Goldgroup Mining Inc.

Goldgroup has completed Phases I, II, and III of the Earn In / Option Agreement, and as a result has been transferred 25 % of the Shares and ownership of DynaResource de México.  Should Goldgroup complete Phase IV of the Earn In / Option Agreement (through the contribution of a total of $18,000,000 USD. by March 15, 2011); Goldgroup would receive an additional 25 % of the shares and ownership of DynaResource de México (Total of 50%).  In such case DynaResource, Inc. and its shareholders will retain only 50 % of the shares and ownership of DynaResource de México.  Investors in the Company’s shares should be aware that any benefits to be derived from the ownership of DynaResource de México would be shared 50 % with Goldgroup.

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
The Company conducted a mining and milling operation from March 2003 through June, 2006. This activity was suspended in order to focus efforts on the exploration of the vast SJG District. The Company reported no revenue in 2008 and 2007. The Company does not expect any revenues from mining and production in 2010.   The Company earned minimal revenue during 2010 and 2009 of $305,652 and $41,074 respectively for exploration services performed for a related party.

The Company’s production and exploration costs were $3,620,617 and $1,577,996 for the years ended December 31, 2010 and 2009 respectively. The increase in expenses in 2010 was a result of the increased drilling exploration work financed pursuant to the Earn-In / Option Agreement.

The Company's operating expenses included two categories, a) depreciation and amortization, and b) general and administrative expenses. Operating expenses were $2,285,397 for the year ended December 31, 2010 compared to $1,743,717 for the year ended December 31, 2009. Included in these amounts was depreciation and amortization of $142,951 and $141,571 in 2009 and 2009 respectively and common stock issued for services of $901,437 and $146,250 in 2010 and 2009 respectively.

Other income and expenses included interest income and currency translation gain for the year ended December 31, 2010 of $423,378 compared with $349,472 for the year ended December 31, 2009.  Additionally, we had other income of $883 in 2010 compared to $0 in 2009.

Noncontrolling Interest

Under the terms of the Earn In Agreement, Goldgroup Mining Inc. (Goldgroup), throughout 2009, had earned and owned a 25% interest in DynaResource de Mexico, S.A. de C.V. (DynaMexico). The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the year ended December 31, 2010 and 2009 the portion of the loss attributable to Goldgroup was $804,511 and $454,990 respectively. The increase in the amount attributable to the non-controlling interest is due to an increase in expenses and therefore an increase in the loss of which the non-controlling interest would be allocated a larger amount.

Currency Translation Income / Loss

The currency translation gains  were $419,840 and $341,500 in the years ended December 31, 2010 and 2009 respectively. These gains are caused by the fluctuation of the exchange rate between the United States dollar and the Mexican peso.

The Company’s comprehensive loss before the noncontrolling interest for the years ended December 31, 2010 and 2009 was $5,443,107 and $2,645,433 respectively. The increase in the loss is attributed to the increase in exploration activities and related costs.

Plan of Operation

The Plan of operation for the next twelve months includes the continuation of the drilling and exploration programs at San Jose de Gracia.  Under the Earn In agreement, Phase 4 exploration activities continue, with a Budget of approximately $4 M. USD to be expended over the next 6 months.  Financing from the Earn In Agreement provides for 100% of the current exploration and related costs at SJG.  The Company is required to fund its general and administrative expenses in the US.

The Company does not currently generate revenue.  Its only sources of capital are (1) exploration and related funds provided by Goldgroup to DynaMexico under the Earn In Agreement; (2) cash on hand; and (3) any funds available through financings. The Company believes that cash on hand is adequate to fund our ongoing general and administrative expenses through 2011. The funds contributed by Goldgroup to DynaMexico are expected to finance the exploration activities at SJG through 2011.  The Company may seek additional capital funding during 2011 depending on market conditions, results of drilling activities, plans for production or continuing exploration activities, and other circumstances.

Capital Expenditures

The Company’s primary activities relate to the exploration of SJG property.  100% of the exploration and related costs are provided by Goldgroup Resources, Inc. to DynaMexico pursuant to the Earn-In / Option Agreement. Exploration drilling continues at SJG in order to further define mineralization and ore bodies and resources.  Drilling services are contracted by MinerasDyna, the operating entity, to drilling contractors. The Company does not foresee significant capital purchases in 2011 which would have to be funded out of its current cash reserves.  Any capital purchases necessary for the exploration activity are the responsibility of DynaMexico, with costs accounted to the segregated exploration account and financed by Goldgroup.  Miscellaneous costs could be paid from funds on hand of DynaMexico, MinerasDyna, DynaOperaciones, or DynaResource, Inc.

Liquidity and Capital Resources

As of December 31, 2010, the Company maintained working capital of $1,704,970, comprised of current assets of $1,801,967  and current liabilities of $96,997.  This represents a decrease of $183,981 from the working capital maintained by the Company of $1,944,711 at December 31, 2009.

Net cash used in operations for the year ended December 31, 2010 increased to $4,225,418 from $2,699,242 for the year ended December 31, 2009.  The increase was due to the increase in expenses for exploration, which includes drilling and all support services.

Cash used for purchase of fixed assets was $115,299 and $69,192 for the years ended December 31, 2010 and 2009 respectively.

Cash provided by financing activities for the year ended December 31, 2010 was $3,567,250 compared to $2,559,257 for the year ended December 31, 2009. The main category changes include Goldgroup deposits under the Earn In / Option Agreement of $4,132,010 and $1,699,981 for 2010 and 2009 respectively and comprehensive loss of $1,073,634 and $169,256 for 2010 and 2009, respectively.

Sampling Process

The geological data contained in this report was verified by an appropriate quality control person using industry standard quality controls and quality assurance protocols utilized in exploration activities. Standard reference samples and various duplicates are inserted in each batch of assays. Drill core samples are cut by saw on site and samples splits are prepared for shipment, sealed and then shipped for assaying. Samples are sent to a certified assayer (Inspectorate Exploration& Mining Services Ltd., Vancouver, BC.) and analyzed for gold by fire assay and for silver and 34 other trace and major elements in accordance with standard industry practices.

PLAN OF OPERATION

Future Capital Contributions and Expenditures

Pursuant to the terms of the Earn In / Option Agreement, Goldgroup is to contribute and expend a total of $ 18,000,000 USD, to DynaMéxico, on or before March 15, 2011.  As of December 31, 2010, Goldgroup had contributed $14,000,000 USD and the balance in capital to be contributed by Goldgroup is $4,000,000 USD.  The company expects these funds to be contributed by Goldgroup over the next few months, and with subsequent exploration expenditures by DynaMéxico at SJG.  While this future contribution of Capital to DynaMéxico would dilute the shares of DynaMéxico; it will not dilute the shares of DynaResource, Inc.

Post Earn In Financing

At the Completion of the Earn In agreement with Goldgroup ($ 18 M. USD. at March 15, 2011), and at the complete expenditure of funds contributed pursuant to the Earn In,  DynaMexico will need to arrange capital for continued exploration activities and will need to arrange financing for mining and production activities.

2011 Drilling Programs

An 18,500 Meter drilling program commenced in October 2010.  At December 31, 2010, approximately 8,000 Meters remain to be drilled of the 18,500 Meter program. The Company expects continued and subsequent drilling programs in 2011 in order to continue to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta / Rosario / Rudolpho.   The company expects extensions to mineralization in all directions and down dip from the main target areas.

 “Resources” at San José de Gracia

The Company believes that DynaMéxico has outlined significant Gold resources from drilling activity at San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima areas of SJG.  Further drilling is expected to outline additional resources at these target areas, while mineable ore deposits are also expected to be defined at La Prieta and the area Northeast of Tres Amigos.  Other areas at SJG indicate clear potential to develop additional resources as well.

Technical Report of Resources

In spring 2011; the Company expects DynaMéxico to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates of resource. However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of December 31, 2010.

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

Item 8. Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2010 and 2009. The financial statements as of December 31, 2010 and 2009, of the Company included in this Form 10-K have been audited by The Hall Group, CPAs, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2010

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2010

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
DynaResource, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity  and cash flows for the years ended December 31, 2010 and 2009 and for the period since reentering the Exploration Stage (January 1, 2007) through December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of DynaResource, Inc.’s internal control over financial reporting as of December 31, 2010 and 2009 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DynaResource, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period since reentering the Exploration Stage (January 1, 2007) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

March 2, 2011

DYNARESOURCE, INC. (An Exploration Stage Company) Consolidated Balance Sheets December 31, 2010 and 2009

	2010	2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,277,065	$1,640,508
Foreign Tax Receivable	255,384	120,210
Accounts Receivable – Related Party	0	50,760
Other Current Assets	269,518	217,136
Total Current Assets	1,801,967	2,028,614

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $617,645 and $524,427)	362,882	350,828
Mining Properties (Net of Accumulated Amortization of $440,686 and $390,953)	4,262,681	4,312,414
Total Fixed Assets	4,625,563	4,663,242

Other Assets:
Investment in Affiliate	70,000	0
Notes Receivable from Affiliate	0	500,000
Deposits	5,788	6,666
Total Other Assets	75,788	506,666
TOTAL ASSETS	$6,503,318	$7,198,522

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$32,225	$40,586
Accrued Expenses	64,772	43,317
Total Current Liabilities	96,997	83,903

Long-Term Liabilities	0	0

TOTAL LIABILITIES	$96,997	$83,903

Equity: Preferred Stock, $1.00 par value, 10,000 shares authorized
1,000 and 1,000 shares issued and outstanding	$1,000	$1,000
Common Stock, $0.01 par value, 12,500,000 shares authorized
9,763,220 and 9,374,303 shares issued and outstanding	97,632	93,743
Preferred Rights	40,000	40,000
Additional Paid In Capital	31,011,472	25,475,425
Treasury Stock	0	(2,385)
Other Comprehensive Income	405,948	1,405,537
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(17,223,915)	(12,851,441)
Total DynaResource, Inc. Stockholders’ Equity	8,329,621	8,159,363
Noncontrolling Interest	(1,923,300)	(1,044,744)
TOTAL EQUITY	6,406,321	7,114,619
TOTAL LIABILITIES AND EQUITY	$6,503,318	$7,198,522

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
through December 31, 2010

	2010	2009	Cumulative Since Reentering the Exploration Stage (January 1, 2007 through December 31, 2010)

REVENUES	$305,652	$41,074	$346,726

EXPLORATION EXPENSES (exclusive of depreciation and amortization shown separately below)	3,620,617	1,577,996	11,786,889
GROSS PROFIT (DEFICIT)	(3,314,965)	(1,536,922)	(11,440,163)

OPERATING EXPENSES
Depreciation and Amortization	142,951	141,571	591,919
Stock Issued for Services	901,437	146,250	1,587,375
General and Administrative	1,241,009	1,455,896	4,658,721
TOTAL OPERATING EXPENSES	2,285,397	1,743,717	6,838,015

NET OPERATING INCOME (LOSS)	(5,600,362)	(3,280,639)	(18,278,178)

OTHER INCOME (EXPENSE)
Portfolio Income	2,655	7,892	20,240
Currency Translation Gain (Loss)	419,840	341,580	(1,160,735)
Other Income	883	0	2,987
TOTAL OTHER INCOME (EXPENSE)	423,378	349,472	(1,137,508)

NET INCOME (LOSS) BEFORE INCOME TAXES	(5,176,984)	(2,931,167)	(19,415,686)

Provision for Income Taxes (Expense) Benefit	0	0	38,259
NET INCOME (LOSS)	$(5,176,984)	$(2,931,167)	$(19,377,427)
Net Loss Attributable to Non-Controlling Interest	804,511	454,990	1,923,300
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(4,372,473)	(2,476,177)	(17,454,127)

Unrealized Loss on Securities Held for Sale	(735,760)	0	(735,760)
Unrealized Currency Translation Gain (Loss)	(337,874)	(169,256)	1,067,663

TOTAL COMPREHENSIVE INCOME (LOSS)	(5,443,107)	(2,645,433)	(17,122,224)
Comprehensive (Income) Loss Attributable To Non-Controlling Interest	74,045	37,107	(31,255)

COMPREHENSIVE LOSS ATTRIBUTABLE TO
DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(5,369,062)	$(2,608,326)	$(17,153,479)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average Shares Outstanding Basic and Diluted	9,513,930	9,094,458
Income (Loss) per Common Share, Basic and Diluted	$(0.46)	$(0.27)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC. (An Exploration Stage Company) Consolidated Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2010 and 2009

	Preferred		Common		Preferred	Additional Paid In	Treasury	Common Stock Subscription	Other Comprehensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Receivable	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2009	1,000	$1,000	9,073,913	$90,739	$40,000	$22,774,071	$(47,790)	$(125,000)	$1,574,793	$(6,002,516)	$(10,375,264)	$7,930,033

Sale of Common Shares			255,390	2,554		827,464						830,018
Issuance of Common Shares for Services			45,000	450		145,800						146,250
Treasury Stock Purchased							(183,000)					(183,000)
Treasury Stock Sold						28,109	228,405					256,514
Receivable from Shareholder								125,000				125,000
Other Comprehensive Income									(169,256)			(169,256)
DynaMexico Earn In						1,699,981						1,699,981
Net Income (Loss)											(2,476,177)	(2,476,177)
Stockholders’ Equity, December 31, 2009	1,000	$1,000	9,374,303	$93,743	$40,000	$25,475,425	$(2,385)	$0	$1,405,537	$(6,002,516)	$(12,851,441)	$8,159,363

Sale of Common Shares			124,244	1,242		433,460						434,702
Issuance of Common Shares for Services			264,673	2,647		898,790						901,437
Treasury Stock Purchased							(141,689)					(141,689)
Treasury Stock Sold						71,787	144,074					215,861
Other Comprehensive Income									(999,589)			(999,589)
DynaMexico Earn In						4,132,010						4,132,010
Net Income (Loss)											(4,372,474)	(4,372,474)
Stockholders’ Equity, December 31, 2010	1,000	$1,000	9,763,220	$97,632	$40,000	$31,011,472	$0	$0	$405,948	$(6,002,516)	$(17,223,915)	$8,329,621

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
through December 31, 2010

	2010	2009	Cumulative Since Reentering the Development Stage (January 1, 2007) through December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(5,176,984)	$(2,931,167)	$(19,377,427)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	901,437	146,250	1,587,375
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	142,951	141,571	591,919
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) Decrease in Foreign Tax Receivable	(135,174)	43,080	(206,179)
(Increase) Decrease in Accounts Receivable – Related Party	50,760	(535)	0
(Increase) in Other Current Assets	(52,380)	(78,363)	(103,325)
(Increase) Decrease in Deposits	878	(878)	(5,788)
(Decrease) in Accounts Payable	(8,361)	(56,384)	(9,179)
Increase (Decrease) Increase in Accrued Expenses	21,455	37,184	(39,364)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(4,255,418)	(2,699,242)	(17,372,078)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(115,299)	(69,192)	(396,793)
Retirement of Fixed Assets	10,024	10,124	20,148
Conversion of Note Receivable to Equity	750,000	0	750,000
Investment in Affiliate	(70,000)	0	(70,000)
Note Receivable to Affiliate	(250,000)	(500,000)	(750,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	324,725	(559,068)	(446,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	4,132,010	1,699,981	13,674,995
Proceeds from Sale of Common Stock	434,702	830,018	4,097,294
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	(1,073,634)	(169,256)	412,763
Purchase of Treasury Stock	(141,689)	(183,000)	(372,479)
Sale of Treasury Stock	215,861	256,514	472,375
Common Stock Receivable	0	125,000	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,567,250	2,559,257	18,274,948
NET INCREASE (DECREASE) IN CASH	(363,443)	(699,053)	456,225

CASH AT BEGINNING OF YEAR	1,640,508	2,339,561	820,840
CASH AT END OF PERIOD	$1,277,065	$1,640,508	$1,277,065

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$901,437	$146,250	$1,587,375
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Non-Cash Conversion of Note Receivable to Equity	$750,000	$0	$0
Cash Paid During the Year for Interest Expense	$0	$0	$0
Non-Cash Dividend of Property	$0	$0	$129,822

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements December 31, 2010 and 2009

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”), and acquired effective control of Mineras de DynaResource, S.A de C.V. (formerly Minera Finesterre S.A. De C.V. ) (“Mineras”).   The Company owned 25% of Mineras and acquired effective control of Mineras by acquiring the option to purchase the remaining 75% of the Shares of Mineras. The Company finalized the option and acquisition of Mineras in January 2010, and now owns 100% of Mineras.   The results of Mineras are consolidated with those of the Company.

In January 2008, the Company transferred 15% of the ownership of DynaMexico to Goldgroup Resources Inc. (“Goldgroup”), in exchange for $3,000,000 USD cash contribution for exploration expenditures at the San Jose de Gracia property (“SJG”), and in August 2008, the Company transferred an additional 10% of the ownership of DynaMexico to Goldgroup in exchange for an additional $3,000,000 USD cash for exploration expenditures (See Note 6 below).  Through December 31, 2010, Goldgroup has contributed $14,000,000 USD to DynaMexico, and it currently owns 25% of DynaMexico.

The Company produced approximately $7,637,150 in revenues from production activities conducted during the years ended December 31, 2003 through 2006, and suspended this activity voluntarily to concentrate its efforts on exploration and development.  In accordance with that decision, as of January 1, 2007, the Company reentered the Exploration Stage and has presented its cumulative results since reentering the Exploration Stage, in accordance with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”)), and will continue this presentation until it again has revenues from operations.

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

Foreign Currency Translation:

The functional currency for the subsidiaries of the Company is the Mexican peso.  As a result, the financial statements of the subsidiary have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses.  In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated.  The resulting re-measured gain or loss is reported as a separate component of stockholders’ equity (comprehensive income (loss)).

The financial statements of the subsidiary should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the years ended December 31, 2010 and 2009 (Mexican pesos per one U.S. dollar):

	December 31, 2010
Current exchange rate:	Pesos	12.39

Weighted average exchange rate for the year ended:	Pesos	12.65

	December 31, 2009
Current exchange rate:	Pesos	13.04

Weighted average exchange rate for the year ended:	Pesos	13.52

 Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the FDIC insurance limits.  The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection.  No allowance has been established as all receivables were deemed to be fully collectable.

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of the IVA receivable as of December 31, 2010 and 2009 are $255,384 and $120,210, respectively.

Inventory:

As the Company ceased mining production in 2006, there is no inventory as of December 31, 2010 and 2009.

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

Mining Properties:

The Company is an ‘Exploration Stage’ company as defined in “SEC Industry Guide 7”.  Mining properties consist of 34 concessions covering approximately 99,500 hectares, at the San Jose de Gracia property, the basis of which are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves.  The Company has elected to expense a minimal amount of amortization due to the effects of exploration activities on the recoverable reserves.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;

•	Estimated expected future operating costs, capital expenditures and reclamation expenditures.

 A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing,  no events have occurred that would require write-down of any assets.  As of December 31, 2010, no indications of impairment existed.

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

As of December 31, 2010, no indications of impairment existed.

Advertising Costs:

The Company incurred no advertising costs for the years ended December 31, 2010 and 2009.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carry-forwards (see Note 5), there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance.

Use of Estimates:

In order to prepare financial statement in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determines whether contingent assets and liabilities, if any, are disclosed in the financial statements.  The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.   For the years ended December 31, 2010 and 2009, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

Earnings per Common Share:

Earnings (loss) per share are calculated in accordance with ASC 260 “Earnings per Share” (formerly SFAS No. 128, “Earnings per Share”).   The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Dilutive potential common shares are additional common shares assumed to be exercised.     Potentially dilutive common shares consist of stock options and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

There were no potentially dilutive common stock equivalents as of December 31, 2010, therefore basic earnings per share equals diluted earnings per share for the year ended December 31, 2010. The Company had no options outstanding at December 31, 2010.

As the Company incurred a net loss during the year ended December 31, 2009, the basic and diluted loss per common share is the same amount.   As of December 31, 2009, the Company had 630,092 stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future, including 630,092 shares that would have been considered dilutive if the Company had not incurred a net loss.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at December 31, 2010 and 2009:

	2010	2009

Mining camp equipment and fixtures	$546,636	$546,636
Transportation equipment	268,253	179,395
Lab equipment	14,306	14,306
Machinery and equipment	30,514	16,175
Office furniture and fixtures	76,895	76,895
Office equipment	11,673	9,598
Computer equipment	32,250	32,250
Sub-total	980,527	875,255
Less: Accumulated depreciation	(617,645)	(524,427)
Total	$362,882	$350,828

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $93,218 and $94,314 for the years ended December 31, 2010 and 2009, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at December 31, 2010 and 2009:

	2010	2009
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(440,686)	(390,953)

Total Mining Properties	$4,262,681	$4,312,414

Amortization expense was $49,733 and $47,257 for the years ended December 31, 2010 and 2009, respectively.

NOTE 4 – NOTE RECEIVABLE FROM AFFILIATE

Through December 31, 2010 the Company loaned a total of $805,760 USD to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, with one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV., (“DynaNevada de Mexico”).  The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.  DynaNevada is a related entity (affiliate), and through its subsidiary DynaNevada de Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”).  DynaNevada de Mexico completed the Option with IMMSA in March 2010, so that DynaNevada de Mexico now owns 100 % of the Santa Gertrudis Property.  In June, 2010, DynaNevada de Mexico acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share.  The Company received 3,223,040 shares, which represents approximately 19.95%  of the outstanding shares of DynaNevada.   At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties.   DynaNevada has a contingent  liability arising from the purchase of one of the mining properties, that Management believes has no merit.   Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of December 31, 2010 to be $70,000.     Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

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

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of December 31, 2010 and 2009 are as follows:

Deferred Tax Asset Related to:
	2010	2009
Prior Year	$3,244,101	2,131,367
Tax Benefit for Current Year	1,902,920	1,112,734
Total Deferred Tax Asset	5,147,021	3,244,101
Less: Valuation Allowance	(5,147,021)	(3,244,101)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $23,000,000 at December 31, 2010, and will expire in the years 2025 through 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2010.

NOTE 6 – MATERIAL AGREEMENTS

Concessions and Interest related to the San Jose de Gracia Property (“SJG”):

In March 2000, the Company entered into agreements to complete the acquisition and consolidation of 100% of the Mining Concessions to the San Jose de Gracia Property (“SJG”) and related interests.  Pursuant to these agreements, the Mining Concessions and related interests comprising the SJG were transferred to “DynaResource de Mexico, SA de CV.”, at the time the wholly owned subsidiary of the Company.

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

The Earn In provides for the sale of up to fifty per cent (50%) of the total outstanding shares of DynaMexico, the wholly owned subsidiary of DynaResource, and the owner of the San Jose de Gracia District in northern Sinaloa Mexico (“SJG”) in exchange for the total cash contributions to DynaMexico, for expenditures related to the development of the SJG, in the amount of $18,000,000 by Goldgroup; contributed in four (4) phases, as set forth below:

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

DynaResource attached its audited, consolidated financial statements at December 31, 2005;

The Parties agreed to a revised setting of the Board of Directors of DynaMexico, to:

a.	Two (2) members of DynaResource; K.D. Diepholz, Chairman/CEO of DynaResource as President; and, Charles E. Smith; CFO of DynaResource;
b.	One (1) member of Goldgroup; Keith Piggott, CEO of Goldgroup.

A Management Committee was formed to approve budgets and expenditures pursuant to the Earn In.  The setting of the Management Committee is:

a.	Two (2) members of Goldgroup; Keith Piggott, CEO of Goldgroup as Chairman; and, John Sutherland, CFO of Goldgroup;
b.	One (1) member of DynaResource; K.D. Diepholz, Chairman/CEO of DynaResource;
c	Members of the Management committee may be changed as subsequently agreed.

The Parties agree to cooperate to develop the SJG Property, in the best interests of the Project.

Phase I, II and III of Earn In Completed:

Activities related to the exploration and development of SJG are being conducted by DynaMexico, through contract to the operating subsidiary of DynaResource, Inc. in Mexico, Mineras de DynaResource SA de CV.(“MinerasDyna”); with the management of personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones SA de CV., (“DynaOperaciones”). Management and administrative fees are charged by Mineras Dyna and DynaOperaciones, which are eliminated in consolidation.

On December 28, 2007, Goldgroup completed Phase II of the Earn In Agreement, through the contributions of Capital of $3,368,088 USD to DynaMexico and the expenditures related to the exploration of SJG of $27,063,453 Mexican pesos, with the remainder held in cash in DynaMexico. In January 2008, 15% of the Shares of DynaMexico were transferred to Goldgroup.

On July 16, 2008, Goldgroup completed Phase III of the Earn In Agreement through total contributions of capital under the Earn In Agreement of $6,118,009 USD with total expenditures related to the exploration of SJG of $57,252,898 Mexican pesos, with the remainder held in cash in DynaMexico.    In August 2008, an additional 10% of the Shares of DynaMexico were transferred to Goldgroup, so that Goldgroup owns 25% of DynaMexico as of December 31, 2008.

Continuing with Phase IV exploration activities, at December 31, 2010, the Company reports total deposits to DynaMexico by Goldgroup of $14,000,000 USD, with total expenditures through DynaMexico of $150,978,748 Mexican pesos.

DynaMexico received $4,132,010 from Goldgroup during 2010 pursuant to the Earn In Agreement.

Material Agreement (MOU):

In order to clarify and confirm the operating structure at SJG, DynaResource, DynaMexico, and Goldgroup (the Parties to the Earn In/Option Agreement; and “the Parties”) entered into a “Memorandum of Understanding”, (the “MOU”), dated July 29, 2008. The MOU provides for:

•	Mineras de DynaResource “(Mineras Dyna”) is the exclusive operating entity at San Jose de Gracia (“SJG”), pursuant to the operating agreement with DynaResource de Mexico (“DynaMexico”);

•	DynaMexico owns the SJG Property and Concessions 100%, and all data and information pursuant thereto; any information disseminated regarding SJG must be disclosed as from DynaMexico;

•
The SJG Management Committee is not a legal entity and has no authority or ability to sign contracts or incur obligations or liabilities to DynaMexico, MinerasDyna, or DynaResource Operaciones (“DynaOperaciones”);

•	The SJG Management Committee does not have the authority to act for or represent DynaMexico, MinerasDyna, DynaOperaciones, or the SJG Property;

•	All personnel must be employed or contracted through MinerasDyna or DynaOperaciones and be accountable to the employing/contracting entity.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company paid $57,203 and $123,758 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in 2010 and 2009, respectively.

In addition, the Company has issued its stock to the following directors and consultants for the years ended December 31, 2010 and 2009, respectively:

	2010	2009

Directors	$46,875	$60,000

Consultants	854,562	81,250

Totals	$901,437	$141,250

The above stock transactions were expensed as compensation in the financial statements.

During the year ended December 31, 2010, the Company’s revenue was earned from exploration services performed for a related party.

On December 31, 2010, the Company converted the Note Receivable from DynaNevada, into shares of common stock, as discussed in Note 4.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These preferred shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO. These preferred shares have the right to elect a majority of the Board of Directors.  There were 1,000 shares and 1,000 shares outstanding at December 31, 2010 and 2009, respectively.

Common Stock:

The Company is authorized to issue 12,500,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At December 31, 2010 and 2009, there were 9,763,220 and 9,374,303 shares outstanding, respectively.    No dividends were paid in 2010 or 2009.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2010 and 2009, respectively.

Stock Issuances:

During 2010, the Company issued 124,244 common shares for cash for $3.50 per share.

During 2010, the Company also issued 252,173 shares for $854,562 of consulting services. The Company also issued 12,500 shares to directors for $46,875 in services.

During 2009, The Company issued 255,390 common shares for cash for $3.25 per share.

During 2009, the Company issued 20,000 common shares to directors for $ 60,000 in services. The Company also issued 25,000 common shares to consultants for $ 81,250 in services.

Treasury Stock:

During 2010, the Company repurchased 60,085 shares for $141,689 and resold 60,085 shares for $215,861.

Treasury stock is accounted for by the cost method.  During 2009, the Company repurchased 75,000 shares for $183,000 and resold 86,191 shares for $256,514.

Options and Warrants:

The Company has no options or warrants outstanding at December 31, 2010.

During 2010, 630,092 options  were not exercised or reissued and expired.

During 2009, 1,179,152 options were not exercised or reissued and expired.

NOTE 9 – EMPLOYEE BENEFIT PLANS

During the years ended December 31, 2010 and 2009, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 10 – COMMITMENTS AND CONTINGENGIES

The Company is required to pay taxes in order to maintain their concessions.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.   Based on Management’s business plans, they do not anticipate any issues in meeting the minimum annual expenditures for the concessions, and the Company retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2010 minimum, adjusted for annual inflation of 4%).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  The Company paid rent expense of $48,219 and $46,230 related to this lease for the years ended December 31, 2010 and 2009.

The following is a schedule of minimum lease payments required under the existing lease as of December 31, 2010:

Year Ended December 31	Amount

2011	$31,501
2012	0
$31,501

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 25% interest in DynaResource de México, S.A. de C.V.   Changes in Non-controlling Interest for the year ended December 31, 2010 and 2009 were as follows:

	For the Year Ended December 31,
	2010	2009
Beginning balance	$(1,044,744)	$(552,647)
Operating income (loss)	(804,511)	(454,990)
Other comprehensive income (loss)	(74,045)	(37,107)
Ending balance	$(1,923,300)	$(1,044,744)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of FASB 160 as of January 1, 2009.

NOTE 12 – RECENT ACCOUNTING PRONOUCEMENTS

In 2010, the FASB issued the following guidance:

On January 1, 2010, the Company adopted Accounting Standard Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company does not have a program to transfer financial assets; therefore, this ASU had no impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.   The Company does not have variable interest entities; therefore, this ASU had no impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques.   The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or the related disclosures.

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

As of December 31, 2010 and 2009, the Company’s financial assets are measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.    There were no financial liabilities as of December 31, 2010 and 2009.

	Fair Value Measurement at December 31, 2010 Using:
	December 31, 2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,277,065	$1,277,065	$-	$-
Investment in Affiliate	70,000	-	-	70,000
	$1,347,065	$1,277,065	$-	$70,000

	Fair Value Measurement at December 31, 2009 Using:
	December 31, 2009	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,640,508	$1,640,508	$-	$-
	$1,640,508	$1,640,508	$-	$-

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2010, Goldgroup deposited an additional $2,000,000 USD pursuant to the Earn In Agreement, which is discussed in Note 6.

The Company issued 107,265 shares for $402,246.

On Februrary 15, 2011, DynaResource de Mexico (“DynaMexico”) filed for and was granted cancellation of the Pepe/Rocio mining concession, which was comprised of 30,020 hectares, which is approximately 30% of the concessions held by DynaMexico.    This concession is outside the indicated area of mineralization and Management believes it has no material value.   This will reduce future required expenditures related to the concessions.  As of February 15, 2011, the remaining land area under mining concessions held by DynaMexico was 69,126 hectares.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2010, our Chief Executive and Chief Financial Officer as of December 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified no material weakness in our internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2010.   Based on its evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective and contained no material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A (T).  Controls and Procedures

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

Name	Age	Position	Held Since
K. W. (K.D.) Diepholz 1303 Regency Court Southlake, Texas 76092	53	Chairman of The Board, CEO, Treasurer	May 1995 May 1997

Charles Smith 709-B West Rusk #580 Rockwall, Texas 75087	53	Chief Financial Officer, Secretary and Director	May 2005

Melvin E. Tidwell 4804 Piccadilly Place Tyler, Texas 75703	65	Director	May 1994

Bradford J. Saulter 7618 Straits Lane Rowlett, Texas 75088	49	Vice President – Investor Relations	May 1998

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

Charles Smith.     Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business including audit and tax matters. He is a consultant to various companies.  Some of Mr. Smith’s business affiliations the past five years include:  Chief Financial Officer of DynaResource, Inc. – May 2005 to present. Chairman of Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present. Sole proprietor as a Certified Public Accountant - 1983 to the present. Sole officer and Director - MC Cambridge, Inc. - a financial consulting firm - 1997 to present.

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

To the knowledge of the Company, no present or former director, executive officer, or person nominated to become a director or executive of the Company, or consultants to the Company, has ever:

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

Item 11.  Executive Compensation

The following officers received the following compensation for the years ended December 31, 2010 and 2009. These officers do not have employment contracts with the company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation	All other compensation *

K.W. Diepholz CEO, President	2010 2009	$225,000 $225,000	None None	None None	None None	None None	None None	$ 53,600 $ 85,757

Charles Smith CFO, Secretary	2010 2009	$30,000 $60,000	None None	$46,875 None	None None	None None	None None	$ None $ 2,500

Bradford J. Saulter VP – Investor Relations	2010 2009	$72,000 $60,000	None None	$43,751 None	None None	None None	None None	$ 9,103 $ 8,000

Melvin E.Tidwell, Director	2010 2009	None None	None None	$21,874 None	None None	None None	None None	$ None $ None

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of December 31, 2010.  The following table sets forth the information based on 9,763,220 common shares issued and outstanding as of December 31, 2010.

COMMON STOCK	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	1303 Regency Court Southlake, Texas 76092	1,418,915	14.60%

Common Stock	Charles Smith CFO; Secretary; Director	709-B West Rusk #580 Rockwall, Texas 75087	231,250	2.37%

Common Stock	Children of Charles Smith, through Smith First Family LP.; Andrew Smith, GP	4247 Clairmont Birmingham, AL 35222	231,250	2.37%

Common Stock	Melvin E. Tidwell Director;	4804 Picadilly Place Tyler, Texas 75703	78,845	0.81%

Common Stock	Bradford J. Saulter VP., Investor Relations	7618 Straits Lane Rowlett, Texas 75088	112,600	1.15%

	All Officers, Directors And Beneficial owners as a Group (5 Persons)		2,072,860	21.30%

None of the Shares described above are subject to options which are either (a) vested, or, (b) will vest within 60 days.

The officers and directors and those 5 % beneficial owners held the following options as of December 31, 2010:

None

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Company has paid cash remuneration for services to Dynacap Group Ltd., a private consulting firm.   Mr. K.W. Diepholz - Chairman and CEO of the Company and Mr. Charles Smith, Chief Financial Officer, are the Managers of Dynacap Group, Ltd.

The Company has paid cash compensation as follows, to related parties or officers during the years ended December 31, 2010 and 2009:

In 2010, the Company paid $57,203 to Dynacap Group, Ltd. for consulting and other fees;

In 2009, the Company paid $123,758 to Dynacap Group, Ltd. for consulting and other fees.

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

Item 14.   Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 was $59,245 and $48,662, respectively.

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

Not applicable.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	SJG Drill Summary File through 10-239

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets the requirements for filing on Form 10-K and authorized this Registration Statement to be signed on its behalf by the undersigned, in the City of Irving, State of Texas, on March 8, 2011.

DynaResource, Inc.

By:  /s/  K.W. (“K.D.”) Diepholz
K.W. Diepholz, President

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons, in the capacities and on the dates stated.

Signature	Title	Date

/s/ K.W. (“K.D.” Diepholz	President and Chairman of the Board	March 8, 2011
K.W. (“K.D.”) Diepholz

/s/ K.W. (“K.D.”) Diepholz	Chief Executive Officer	March 8, 2011
K.W. (“K.D.”) Diepholz

/s/ Charles Smith	Chief Financial Officer	March 8, 2011
Charles Smith

/s/ Charles Smith	Chief Accounting Officer	March 8, 2011
Charles Smith