Form 10-Q
period 2011-03-31
DYNARESOURCE INC
filed 2011-05-16
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 11, 2011, there were 9,918,903 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements	3 - 6
	Notes to Financial Statements	7 - 17
Item 2	Management's Discussion and Analysis or Plan of Operation	18 - 37
Item 4	Controls and Procedures	38

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 2.	Changes in Securities	39
Item 3.	Default upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits and Reports on Form 8-K	39

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,992,511	$1,277,065
Foreign Tax Receivable	416,366	255,384
Other Current Assets	271,045	269,518
Total Current Assets	3,679,922	1,801,967

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $637,877 and $617,645)	974,417	362,882
Mining Properties (Net of Accumulated Amortization of $455,686 and $440,686)	4,247,681	4,262,681
Total Fixed Assets	5,222,098	4,625,563

Other Assets:
Note Receivable from Affiliate	70,000	70,000
Deposits	5,788	5,788
Total Other Assets	75,788	75,788
TOTAL ASSETS	$8,977,808	$6,503,318

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$9,127	$32,225
Accrued Expenses	54,139	64,772
Total Current Liabilities	63,266	96,997

Long-Term Liabilities	0	0

Equity: Preferred Stock, $1.00 par value, 10,000 shares authorized
1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common Stock, $0.01 par value, 12,500,000 shares authorized
9,919,903 and 9,763,220 shares issued and outstanding	99,189	97,632
Preferred Rights	40,000	40,000
Additional Paid In Capital	35,613,352	31,011,472
Treasury Stock	0	0
Common Stock Subscription Receivable	0	0
Other Comprehensive Income	(54,487)	405,948
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(18,244,961)	(17,223,915)
Total DynaResource, Inc. Stockholders’ Equity	11,451,577	8,329,621
Noncontrolling Interest	(2,537,035)	(1,923,300)
TOTAL EQUITY	8,914,542	6,406,321

TOTAL LIABILITIES AND EQUITY	$8,977,808	$6,503,318

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
through March 31, 2011
(Unaudited)

	2011	2010	Cumulative Since Reentering the Exploration Stage (Jan 1, 2007) through March 31, 2011

REVENUES	$0	$94,544	$346,736

EXPLORATION COSTS (exclusive of depreciation and amortization shown separately below)	1,663,036	731,793	13,449,925
GROSS PROFIT (DEFICIT)	(1,663,036)	(637,249)	(13,103,189)

OPERATING EXPENSES
Depreciation and Amortization	35,232	37,340	627,151
Stock Issued for Services	93,181	0	1,680,556
General and Administrative	318,262	335,538	4,976,983
TOTAL OPERATING EXPENSES	446,675	372,878	7,284,690

NET OPERATING INCOME (LOSS)	(2,109,711)	(1,010,127)	(20,387,879)

OTHER INCOME (EXPENSE)
Portfolio Income	297	998	20,537
Currency Translation Gain (Loss)	474,633	226,489	(686,102)
Other Income	0	0	2,987
TOTAL OTHER INCOME (EXPENSE)	474,930	227,487	(662,578)

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,634,781)	(782,640)	(21,050,457)

Provision for Income Taxes (Expense) Benefit	0	0	38,259
NET INCOME (LOSS)	$(1,634,781)	$(782,640)	$(21,012,198)
Net Loss Attributable to Non-Controlling Interest	724,230	162,434	2,647,530

NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(910,551)	(620,206)	(18,364,668)

Unrealized Loss on Securities Held for Sale	0	0	(735,760)
Unrealized Currency Translation Gain (Loss)	0	0	1,067,663

TOTAL COMPREHENSIVE INCOME (LOSS)	(910,551)	(620,206)	(18,032,765)

Comprehensive Loss (Income) Attributable to Non-Controlling
Interest	(110,495)	(50,054)	(141,750)

COMPREHENSIVE LOSS ATTRIBUTABLE TO
DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(1,021,046)	$(670,260)	$(18,174,515)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average Shares Outstanding Basic and Diluted	9,833,388	9,408,360

Income (Loss) per Common Share, Basic and Diluted	$(0.09)	$(0.07)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the Year Ended December 31, 2010 and
For the Three Months Ended March 31, 2011
(Unaudited)

	Preferred		Common		Preferred	Additional Paid In	Treasury	Other Compre- hensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2010	1,000	$1,000	9,374,303	$93,743	$40,000	$25,475,425	$(2,385)	$1,405,537	$(6,002,516)	$(12,851,441)	$8,159,363

Sale of Common Shares			124,244	1,242		433,460					434,702
Issuance of Common Shares for Services			264,673	2,647		898,790					901,437
Treasury Stock Purchased							(141,689)				(141,689)
Treasury Stock Sold						71,787	144,074				215,861
Other Comprehensive Income								(999,589)			(999,589)
DynaMexico Earn In						4,132,010					4,132,010
Net Income (Loss)										(4,372,474)	(4,372,474)
Stockholders’ Equity, December 31, 2010	1,000	$1,000	9,763,220	$97,632	$40,000	$31,011,472	$0	$405,948	$(6,002,516)	$(17,223,915)	$8,329,621

Sale of Common Shares			136,066	1,361		508,895					510,256
Issuance of Common Shares for Services			19,617	196		92,985					93,181
Treasury Stock Purchased											0
Treasury Stock Sold											0
Other Comprehensive Income								(460,435)			(460,435)
DynaMexico Earn In						4,000,000					4,000,000
Net Income (Loss)										(1,021,046)	(1,021,046)
Stockholders’ Equity, March 31, 2011	1,000	$1,000	9,918,903	$99,189	$40,000	$35,613,352	$0	$(54,487)	$(6,002,516)	$(18,244,961)	$11,451,577

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
through March 31, 2011
(Unaudited)

	2011	2010	Cumulative Since Reentering the Development Stage (January 1, 2007) through March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,634,781)	$(1,009,129)	$(21,012,208)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	93,181	0	1,680,556
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	35,232	37,340	627,151
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) in Foreign Tax Receivable	(160,982)	(2,878)	(367,161)
(Increase) in Other Current Assets	(1,527)	(25,616)	(104,852)
(Increase) in Deposits	0	(25)	(5,788)
(Decrease) in Accounts Payable	(23,098)	(13,282)	(32,277)
(Decrease) Increase in Accrued Expenses	(10,633)	(9,880)	(49,997)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(1,702,608)	(1,023,470)	(19,074,686)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(631,767)	(27,081)	(1,028,560)
Retirement of Fixed Assets	0	0	20,148
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	(250,000)	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(631,767)	(277,081)	(1,078,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	4,000,000	900,000	17,674,995
Proceeds from Sale of Common Stock	510,256	205,325	4,607,550
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	(460,435)	(44,728)	(47,672)
Purchase of Treasury Stock	0	0	(372,479)
Sale of Treasury Stock	0	0	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,049,821	1,060,597	22,324,769
NET INCREASE (DECREASE) IN CASH	1,715,446	(239,954)	2,171,671

CASH AT BEGINNING OF PERIOD	1,277,065	1,640,508	820,840
CASH AT END OF PERIOD	$2,992,511	$1,400,554	$2,992,511

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$93,181	$0	$1,680,556
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Cash Paid During the Year for Interest Expense	$0	$0	$0
Non-Cash Dividend of Property	$0	$0	$129,822

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements March 31, 2011 (Unaudited)

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

In January 2008, the Company transferred 15% of the ownership of DynaMexico to Goldgroup Resources Inc. (“Goldgroup”), in exchange for $3,000,000 USD cash contribution for exploration expenditures at the San Jose de Gracia property (“SJG”), in August 2008, the Company transferred an additional 10% of the ownership of DynaMexico to Goldgroup in exchange for an additional $3,000,000 USD cash for exploration expenditures, and in March 2011, the Company transferred an additional 25% of the ownreship of DynaMexico to Goldgroup in exchange for an additional $12,000,000 USD cash for exploration expenditures (See Note 6 below).  Through March 31, 2011, Goldgroup has contributed $18,000,000 USD to DynaMexico, and it currently owns 50% of DynaMexico.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for
the preceding fiscal year contained in the Form 10K, for the year ended December 31, 2010.   Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Foreign Currency Translation:

The functional currency for the subsidiaries of the Company is the Mexican peso.  As a result, the financial statements of the subsidiary have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses.  In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated.  The resulting re-measured gain or loss is reported as a separate component of stockholders’ equity (comprehensive income (loss).

The financial statements of the subsidiary should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the three months ended March 31, 2011 and 2010 (Mexican pesos per one U.S. dollar):

	March 31, 2011
Current exchange rate:	Pesos	11.93

Weighted average exchange rate for the three months ended:	Pesos	12.06

	March 31, 2010
Current exchange rate:	Pesos	12.42

Weighted average exchange rate for the three months ended:	Pesos	12.80

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

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of the IVA receivable as of March 31, 2011 and December 31, 2010 are $416,366 and $123,088, respectively.

Inventory:

As the Company ceased mining production in 2006, there is no inventory as of March 31, 2011 and December 31, 2010.

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

Mining Properties:

The Company is an ‘Exploration Stage’ company as defined in “SEC Industry Guide 7”.  Mining properties consist of 33 concessions covering approximately 69,500 hectares, at the San Jose de Gracia property, the basis of which are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves.  The Company has elected to expense a minimal amount of amortization due to the effects of exploration activities on the recoverable reserves.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;
•	estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing,  no events have occurred that would require write-down of any assets.  As of March 31, 2011, no indications of impairment existed.

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

As of March 31, 2011, no indications of impairment existed.

Advertising Costs:

The Company incurred no advertising costs for the three months ended March 31, 2011 and 2010.

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

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.   For the three months ended March 31, 2011 and 2010, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

There were no potentially dilutive common stock equivalents as of March 31, 2011 and 2010, therefore basic earnings per share equals diluted earnings per share for the three months ended March 31, 2011 and 2010. The Company had no options outstanding at March 31, 2011 and 2010.

Reclassification

The Company has reclassified certain prior year amounts to confirm with current year presentation.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Mining camp equipment and fixtures	$1,177,347	$546,636
Transportation equipment	268,253	268,253
Lab equipment	14,306	14,306
Machinery and equipment	30,514	30,514
Office furniture and fixtures	76,895	76,895
Office equipment	12,729	11,673
Computer equipment	32,250	32,250
Sub-total	1,612,294	980,527
Less: Accumulated depreciation	(637,877)	(617,645)
Total	$974,417	$362,882

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $20,232 and $23,947 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(455,686)	(440,686)

Total Mining Properties	$4,247,681	$4,262,681

Amortization expense was $15,000 and $13,393 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 4 – NOTE RECEIVABLE FROM AFFILIATE

Through March 31, 2011 the Company loaned a total of $805,760 USD to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, with one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV., (“DynaNevada de Mexico”).  The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share.  The Company received 3,223,040 shares, which represents approximately 19.95%  of the outstanding shares of DynaNevada.   At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties.   DynaNevada has a contingent  liability arising from the purchase of one of the mining properties, that Management believes has no merit.   Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of December 31, 2010 to be $70,000.     Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income for the year ended December 31, 2010.

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

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of March 31, 2011 and December 31, 2010 are as follows:

Deferred Tax Asset Related to:
	2011	2010
Prior Year	$5,147,021	3,244,101
Tax Benefit for Current Year	717,201	1,902,920
Total Deferred Tax Asset	5,864,222	5,147,021
Less: Valuation Allowance	(5,864,222)	(5,147,021)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $24,000,000 at March 31, 2011, and will expire in the years 2025 through 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2011 and December 31, 2010.

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

In March 2011, Goldgroup completed Phase IV of the Earn In Agreement through total contributions of Capital of $18,000,000.

DynaMexico received $4,000,000 from Goldgroup during the three months ended March 31, 2011 pursuant to the Earn In Agreement.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company paid $12,500 and $37,500 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in the three months ended March 31, 2011 and 2010, respectively.

The Company did not issue any stock to directors or consultants for the three months ended March 31, 2011 and 2010, respectively.

There was no revenue earned in the three months ended March 31, 2011.   During the three months ended March 31, 2010,  the Company’s revenue was earned from exploration services performed for a related party.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These preferred shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO. These preferred shares have the right to elect a majority of the Board of Directors.  There were 1,000 shares and 1,000 shares outstanding at March 31, 2011 and December 31, 2010, respectively.

Common Stock:

The Company is authorized to issue 12,500,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At March 31, 2011 and 2010, there were 9,918,883 and 9,437,480 shares outstanding, respectively.    No dividends were paid in the three months ended March 31, 2011 or 2010.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of March 31, 2011 and 2010, respectively.

Stock Issuances:

During the three months ended March 31, 2011, the Company issued 136,066 common shares for cash at $3.75 per share.

During the three months ended March 31, 2011, the Company issued 19,617 common shares for services for $93,181 of consulting or legal services. None of these were issued to Directors or affiliates of the Company.

During the three months ended March 31, 2010, there were no stock issuances by the Company.

Treasury Stock:

During the three months ended March 31, 2011, the Company did not purchase or sell any treasury shares.

Treasury stock is accounted for by the cost method.  During 2010, the Company repurchased 60,085 shares for $141,689 and resold 60,085 shares for $215,861.

Options and Warrants:

The Company has no options or warrants outstanding at March 31, 2011.

During 2010, 630,092 options  were not exercised or reissued and expired.

NOTE 9 – EMPLOYEE BENEFIT PLANS

During the three months ended March 31, 2011 and the year ended December 31, 2010, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 10 – COMMITMENTS AND CONTINGENGIES

The Company is required to pay Mexican taxes in order to maintain their concessions.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.   Based on Management’s business plans, they do not anticipate any issues in meeting the minimum annual expenditures for the concessions, and the Company retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2010 minimum, adjusted for annual inflation of 4%).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  The Company paid rent expense of $12,776 and $11,581 related to this lease for the three months ended March 31, 2011 and 2010.

The following is a schedule of minimum lease payments required under the existing lease as of March 31, 2011:

Year Ended December 31	Amount

2011	$19,687
2012	0
$19,687

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 50% interest in DynaResource de México, S.A. de C.V.   Changes in Non-controlling Interest for the three months ended March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Beginning balance	$(1,923,300)	$(1,044,744)
O Operating income (loss)	(724,230)	(804,511)
Other comprehensive income (loss)	110,495	(74,045)
Ending balance	$(2,537,035)	$(1,923,300)

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

As of March 31, 2011, the Company’s financial assets are measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.    There were no financial liabilities as of March 31, 2011.

	Fair Value Measurement at March 31, 2011 Using:
	March 31, 2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$2,992,511	$2,992,511	$-	$-
Investment in Affiliate	70,000	-	-	70,000
	$3,062,511	$2,992,511	$-	$70,000

	Fair Value Measurement at December 31, 2010 Using:
	December 31, 2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,277,065	$1,277,065	$-	$-
Investment in Affiliate	70,000	-	-	70,000
	$1,347,065	$1,277,065	$-	$70,000

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through May 11, 2011, which is the date the financial statements were issued.     No items requiring disclosure were noted.

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

General

The Company is a 50 % owner of DynaResource de México, S.A. de C.V. (“DynaMéxico”), which owns 100% of the mineral concessions and related interest to the San José de Gracia mining property covering approximately 69,126 hectares located in and around San José de Gracia, Sinaloa State, México (“SJG”). SJG is located on the west side of the Sierra Madre Mountains, approximately 250 kilometers inland from the port city of Los Mochis, Sinaloa; and approximately 500 kilometers north of Mazatlan, Sinaloa.

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

•
Continuing with Phase IV of the Earn In Agreement in 2011, and at March 31, 2011, an additional 12,310. Drilling was completed in 59 Drill Holes (SJG 240 – 298.)  At March 31, 2011, a Total of 68,741 Meters drilling has been completed in 298 core drill holes financed pursuant to the Earn In Agreement.

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

San Pablo /
La Union:              Gaps left from previous drilling campaigns and also a gap in the underground workings.

Follow up Drilling at Major Target Areas:

Tres Amigos:	Down dip extension; extension southwest through La Cecena, Los Hilos; Extension Northeast across Orange Tree;

La Union:	Extension along strike and down dip;

La Purisima:	Extension along strike and down dip;

Palos Chinos:	Extension along strike and down dip;

La Prieta:	to be defined;

Drilling Highlights by Specific Target area of SJG (through March, 2011):

The following drilling highlights are included by target area, and for the period through March 31, 2011:

San Pablo:

•	SJG 07-07:	5 M. of 10.07 g/t., Including 2 M. of 24.55 g/t.; With Credits;

•	SJG 07-08:	7.2 M. of 2.64 g/t., Including 3.8 M. of 4.77 g/t., Including 2.3 M. of 7.258g/t.;

•	SJG 07-09:	2.1 M. of 7.2 g/t.; And, Deeper Zone of 5.50 M. of 4.94 g/t., Including 3.15 M. of 8.33
g/t.; with New Zone in Sediments;

•	SJG 07-12:	7.1 M. of 6.40 g/t., Including 4.2 M. of 10.39 g/t., And, Including 1.1 M. of 15.63 g/t.;
And, Including 1.6 M. of 11.292 g/t;

•	SJG 07-23:	7 M. of 2.11 g/t., Including 1.4 M. of 9.16 g/t., with Copper Credits;

•	SJG 07-26:	3.7 M. of 2.45 g/t. (3.55 g/t. AU Equivalent), Including 1.9 M of 4.054 g/t.; And, 8.4 M. of 8.43 g/t., Including 4.1 M. of 16.82 g/t., with Copper Credits, And, Including 1.9 M. of 34.433 g/t;

•	SJG 07-27:	6.1 M. of 13.16 g/t. (15.40 g/t. AU Equivalent), Including 3.8 M. of 19.25 g/t., And Including 1.95 M. of 21.789 g/t., Including 1.8 M. of 17.646 g/t;

•	SJG 07-28:	5.3 M. of 2.05 g/t. (2.29 g/t. AU Equivalent), Including 2.3 M. of 3.902 g/t., with Zinc Credits, Including 1.1 M. of 5.4 g/t;

•	SJG 07-29:	1.2 M. of 6.331g/t., with Copper Credits; 1.7 M. of 26.235 g/t., with Copper Credits; And, 1.4 M. of 2.707 g/t;

•	SJG 07-30:	1.6 M. of 5.98 g/t. (6.50 g/t AU Equivalent), with Copper and Zinc Credits; .9 M. of 4.22 g/t. (6.35 g/t. AU Equivalent), with Copper Credits;

•	SJG 07-31:	8.30 M. of 49.50 g/t., Or, 7.5 M. of 53.98 g/t.; Including 5.35 M. of 75.695 g/t.; Including 3.8 M. of 106.77 g/t; Including 1.5 M. of 240.61 g/t; with Copper and Zinc Credits;

•	SJG 07-34:	2.2 M. of 1.028 g/t.;

•	SJG 08-48:	13.60 M. of 3.09 g/t., Or, 11.04 M. of 3.840 g/t.; Including 3.68 M. of 6.62 g/t.; And
Including 1.84 M. of 7.758 g/t; with Copper Credits;

•	SJG 08-51:	14.20 M. of 14.91 g/t., Including 10.78 M. of 19.44 g/t.; Or Including 9.05 M. of 23.12 g/t.; And, Including 3.50 M. of 42.32 g/t; with Copper Credits;

•	SJG 08-60:	9.1 M. of 5.02 g/t., Including 7.1 M. of 6.27 g/t., And, Including 2.2 M. of 17.315 g/t and Including 1 M. of 26.8 g/t; with Copper Credits;

•	SJG 08-89:	3.8 M. of 2.64 g/t., Including 1.3 M. of 4.520 g/t;

•	SJG 08-90:	6.7 M. of 3.564 g/t, Including 1.2 M. 0f 11.69 g/t;, And, Including .6 M. of 16.18 g/t; Including .6 M of 7.210 g/t; with Credits;

•	SJG 08-91:	2 M. of 17.530 g/t.;

•	SJG 08-92:	4.2 M. – 6.10 g/t; Including 1 M. of 23.314 g/t; And, 4.1 M. of 1.38 g/t; Including 2.3 M. of 2.1 g/t; And, 4.9 M. of 3.02 g/t., Including .4 M. of 30.445 g/t; And, .5 M. of 14.719 g/t;

•	SJG 08-93:	5.8 M., Including .4 M of 28.53 g/t;

•	SJG 08-96:	2.1 M. of 2.22 g/t., Including .55 M. of 4.750 g/t;

•	SJG 08-97:	4.3 M. of 8.68 g/t;, Including 2.1 M. of 17.05 g/t; with Copper and Zinc Credits;

•	SJG 08-98:	.5 M. of 2.165 g/t.;

•	SJG 09-131:	1.10 M. of 28.25 g/t (29.16 AU Equivalent); 1.75 M. of 7.18 g/t (9.27 AU Equivalent); 1.30 M. of 6.97 g/t (7.75 AU Equivalent);

•	SJG 09-132:	.50 M. of 7.1 g/t (11.20 AU Equivalent); 2.05 M of 4.08 g/t (4.97 AU Equivalent); .50 M. of 2.86 g/t (4.05 AU Equivalent);

•	SJG 09-133:	6.25 M. of 6.49 g/t (6.83 Au Equivalent), including 1.55 M. of 24.23 g/t; 2.07 M. of 3.57 g/t (3.78 AU Equivalent);

•	SJG 09-134:	55 M. of 2.105 g/t (3.04 Au Equivalent); 2.48 M. of 4.33 g/t (5.11 Au Equivalent); .80 M. of 3.37 g/t (3.74 Au Equivalent);

•	SJG 09-135:	4.42 M. of 3.63 g/t (5.35 AU Equivalent), including 1 M. of 8.96 g/t.;

•	SJG 09-136:	2 M. of .611 g/t (.71 AU Equivalent);

•	SJG 09-138:	5.46 M. of 4.97 g/t (5.35 AU Equivalent), including 2.97 M. of 8.80 g/t.;

•	SJG 09-139:	.71 M. of 8.79 g/t; 5.50 M. of 20.51 g/t, Including 3.12 M of 34.91 g/t; And, Including 1.80 M. of 58.05 g/t.; And, Including .92 M. of 104.10 g/t;

•	SJG 09-140:	3.32 M. of .82 g/t, including 1.66 M. of 1.42 g/t; 5.24 M. of 2.15 g/t, including 1.14 M. of 6.4 g/t;

•	SJG 10-149:	1.3 M. of 4.8 g/t;

•	SJG 10-195:	.40 M. of 3.43 g/t; Including .73 M. of 2.18 g/t; And, Including 1.83M. of 2.2 g/t; And, Including 1.21 M of 3.68 g/t; And, Including 2.94 M of 3.26 g/t.

•	SJG 10-197:	1.16 M. of 2.83 g/t; And, Including 3.67 M. of 7.96 g/t; And, Including 3.30 M. of 28.38 g/t.

•	SJG 10-199:	1.56 M. of 9.14 g/t;

•	SJG 10-201:	2.10 M. of 15.78 g/t;

•	SJG 10-203:	.70 M. of 3.23 g/t; And, Including 1.91 M. of 3.42 g/t; And, Including 5.50 M. of 332.86g/t.

•	SJG 10-205:	.95 M. of 6.71 g/t; And Including .45 M. of 7.73 g/t;

•	SJG 10-207:	3.05 M. of 16.74 g/t;

•	SJG 10-210:	.4 M. of 2.58 g/t;

•	SJG 10-212:	4.80 M. of 5.90 g/t; And, Including 1.53 M. of 2.85 g/t;

•	SJG 10-213:	1.81 M. of 5.78 g/t;

•	SJG 10-215:	3.47 M. of 15.82 g/t; And, Including 1.40 M of 2.53 g/t;

•	SJG 10-217:	1.42 M. of 89.95 g/t;

•	SJG 10-219:	.46 M. of 4.49 g/t; And Including .71 M. of 7.92 g/t; And, Including 1.41 M. of 10.82 g/t; And, Including .80 M. of 2.23 g/t;

•	SJG 10-221:	2.00 M. of 13.14 g/t; And, Including .54 M. of 3.26 g/t; And, Including .65 M. of 22.41g/t;

•	SJG 10-224:	2.23 M. of 5.29 g/t; And, Including 6.35 M. of 7.04 g/t; 3.35 M. of 11.93 g/t; And, Including .78 M. of 1.80 g/t; And, Including .45 M. of 6.84 g/t;

•	SJG 11--236: to SJG 271;	San Pablo Drill holes only reported here (See Table below):

SAN PABLO VEIN
Drill Hole		Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)

SJG-10-236	112.96	117.03	4.07	11.38
and	140.50	140.95	0.45	5.85
SJG-10-238	257.00	258.30	1.30	2.40
SJG-11-245	104.40	105.16	0.76	3.16
SJG-11-247	63.60	65.45	1.85	10.49
and	70.70	72.23	1.53	2.73
including	71.77	72.23	0.46	5.70
and	80.00	83.47	3.47	5.00
including	81.37	83.47	2.10	7.38
SJG-11-249	97.60	98.60	1.00	2.28
and	108.20	109.93	1.73	8.21
and	130.50	131.08	0.58	8.61
SJG-11-250	101.72	104.81	3.09	20.15
SJG-11-253	149.45	151.21	1.76	4.89
SJG-11-255	154.55	155.05	0.50	3.19
SJG-11-258	102.27	102.90	0.63	2.51
and	111.50	111.90	0.40	15.62
SJG-11-261	52.72	53.12	0.40	7.07
and	109.03	109.43	0.40	4.42
and	114.00	114.68	0.68	8.97
SJG-11-263	119.88	121.13	1.25	9.47
and	131.39	131.79	0.40	3.87
and	1.34.35	134.75	0.40	2.73
and	144.23	145.02	0.79	5.06
SJG -11-264	145.21	146.45	1.24	21.21
SJG -11-268	92.65	94.25	1.60	11.74
and	153.00	153.92	0.92	3.18
SJG-11-272	86.80	87.30	0.50	2.73

Company Management believes the drilling at San Pablo through March 2011 has defined a sizeable Inferred Resource (+ 400,000 Oz. Au.), using a Cut Off grade of 2 g/t., with an average grade of + 8 g/t.  Infill drilling and further extensions to San Pablo area are projected for Fall, 2011.  A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in Spring, 2011, and which is expected to confirm the Company’s Resource estimates.

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

Tres Amigos Recent (2007 – 2011):

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
5.46 M. of 4.25 g/t. (7.85 g/t. AU Equivalent); Including 2. M of 7.20 g/t., And Including
1. M. of 9.6 g/t; And, .83 M. of 1.169 g/t. (1.87 g/t. AU Equivalent); And, 3.13 M. of
4.97 g/t. (6.33 g/t. AU Equivalent); Including 1.08 M. of 13.415 g/t.; And, 1.2 M. of
2.214 g/t;

•	SJG 10-150:	4.39 M. – 7.34 g/t; Including 2.88 M. – 10.9 g/t; And, Including 1.71 M. – 17.78 g/t;

             And, Including .87 M. – 25 g/t; And 11.91 M. – 3.10 g/t; Including 2.38 M. – 11.77 g/t;

             And, Including 1.17 M. – 14.23 g/t;

•	SJG 10-151:	11.95 M. – 14.66 g/t; Including 7.82 M. – 22.18 g/t; And, Including 2.63 M. – 62.05

          g/t; And, Including 1.88 M. – 82.31 g/t; And, Including .92 M. – 137.60 g/t;

•	SJG 10-152:	9.27 M. – 1.65 g/t; Including 1.13 M. – 9.85 g/t; And, Including .63 M. – 15.90 g/t;

•	SJG 10-153:	7.11 M. – 2.91 g/t; Including 3.63 M. – 5.36 g/t; And, Including 1.73 M. – 6.70 g/t;

             And, Including .55 M. – 6.97 g/t; (“La Cecena”)

•	SJG 10-154:	2.25 M. – 17.18 g/t; Including 1.75 M. – 21.89 g/t; (“La Cecena”)

•	SJG 10-165:	8.26 M. – 5.40 g/t; Including 4.55 M. – 8.23 g/t; And, Including 1 M. – 6.30 g/t; (“La Cecena/Tepehauje"):

•	SJG 10-175:
9.3 M -- 1.81 g/t; Including: 1.09 M. -- 4.973 g/t; And, Including .99 M. -- 8.102 g/t;
And, 1.17 M. -- 2.054 g/t; And, .43 M -- 1.436 g/t; And, 6.0 M -- 4.19 g/t; Including
2.56 M -- 8.95 g/t; And: 1.4 M. -- 3.116 g/t;

•	SJG 10-176:	.59 M. – 1.343 g/t; And, 15.31 M. – 1.09 g/t; And, Including 1.05 M. -- 3.127 g/t; And, Including .65 M. -- 5.294 g/t;

•	SJG 10-177:	5.27 M – 19.8 g/t; And, Including 2.92 M. – 33.7 g/t; And, Including 1.05 M. – 52.11 g/t; And, 9.28 M. – 7.88 g/t; Including 1.43 M. – 32.38 g/t; And, Including .78 M. – 50.153 g/t;

•	SJG 10-178:
.8 M. – 3.831 g/t; And, 1.95 M. -- 1.884 g/t; And, 5.3 M. -- 1.01 g/t; Including 1.7 M --
1.953 g/t; And, 12.85 M. – 3.62 g/t; Including 3.52 M. – 5.56 g/t; And, Including
1.76 M. – 6.13 g/t; And, Including 1.05 M. – 5.50 g/t; And, 2.23 M. – 2.56 g/t;Including .6 M. – 8.84 g/t;

•	SJG 10-179:	1.76 M. – 1.585 g/t; And, 1.72 M. – 105.51 g/t; And, 4.678 M. – 5.70 g/t; Including 2.65 M. – 8.23 g/t; And, 2.30 M. – 4.79 g/t; Including 1.15 M. – 7.00 g/t;

•	SJG 10-181:	3.03 M. – 1.73 g/t; Including 1.5 M. – 2.885 g/t;

•	SJG 10-182:	.62 M. – 3.348 g/t; And, 1.01 M. – 2.85 g/t;	And, .47 M. – 2.292 g/t;

•	SJG 10-225:	.40 M. of 3.63 g/t;

•	SJG 10-226:	8.04 M. of 18.47 g/t; Including 4.10 M. of 34.36 g/t;

•	SJG 10-227:	9.80 M. of 8.42 g/t; Including .40 M. of 113.95 g/t;

•	SJG 10-228:	1.83 M. of 3.88 g/t; And, 2.98 M. of 3.73 g/t;

•	SJG 10-229:	1.64 M. of 2.41 g/t; And, 1.55 M. of 5.46 g/t;

•	SJG 10-230:	4.54 M. of 18.09 g/t; Including 2.54 M. of 31.52 g/t;

•	SJG 10-231:	.52 M. of 2.62 g/t; And, 2.75 M. of 8.99 g/t; And, 1.7 M. of 2.34 g/t;

•	SJG 10-232:	1.87 M. of 3.15 g/t;

•	SJG 11-233 to 11-280; Only Tres Amigos Drill Holes reported here (See Table below):

TRES AMIGOS VEIN
Drill Hole		Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)

SJG-10-233	177.00	179.40	2.40	5.42
SJG-10-234	96.48	98.46	1.98	3.09
and	214.61	217.97	3.36	15.05
SJG-10-235	147.65	151.15	3.50	2.95
SJG-10-237	92.44	92.84	0.40	883.91
SJG-10-239	145.90	147.75	1.85	5.02
SJG-11-242	229.15	230.95	1.80	3.13
and	258.37	262.30	3.93	2.38
SJG-11-246	107.30	108.20	0.90	63.85
SJG-11-251	16.76	18.50	1.74	2.35
SJG-11-257	60.84	63.33	2.49	5.37
and	92.00	94.66	2.66	5.00
and	104.56	106.33	1.77	2.81
SJG-11-261	63.40	71.75	7.75	7.84

including	66.20	71.15	4.95	10.55
SJG-11-262	41.97	42.85	0.88	5.53
SJG-11-265	47.95	52.17	4.22	3.07
including	47.95	48.45	0.50	7.25
Including	50.31	52.17	1.86	4.98
SJG-11-267	86.76	87.16	.40	5.52
SJG-11-271	108.45	108.85	.40	5.49
and	115.40	122.66	7.26	9.34
including	115.40	116.72	1.32	14.17
Including	118.05	120.15	2.10	21.29
SJG-11-278	66.75	67.40	0.65	16.34
and	117.35	117.85	0.50	3.55
SJG-11-280	3.05	4.57	1.52	10.67
and	123.40	124.00	0.60	10.26

Company Management believes the 1997 – 1998 Drilling at Tres Amigos, and the recent drilling through March 31, 2011 has defined a sizeable Inferred Resource at Tres Amigos of + 400,000 Oz.  Infill drilling and further extensions to Tres Amigos are projected for fall, 2011 drilling programs.  A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in spring 2011, and which is expected to confirm the Company’s estimates.

La Purisima:

•	SJG 07-21;	8 M. of 20.67 g/t., Including 6 M. of 26.89 g/t., Including 2.1 M. of 76.33 g/t.;

•	SJG 07-35;	4.4 M. of 1.54 g/t., Including 2.2 M. of 2.736 g/t.; And, 1.75 M. of 1.74 g/t;

•	SJG 07-36;	1.42 M. of 4.319 g/t.;

•	SJG 07-37;	4.45 M. of 3.07 g/t., Including 2.2 M. of 5.004 g/t.;

•	SJG 07-39;	2.05 M. of 2.479 g/t.; And, 4.2 M. of 8.55 g/t., Including 3.25 M. of 10.89 g/t.; And, Including 1.90 M. of 16.675 g/t;

•	SJG 07-40;	.8 M. of 2.43 g/t.; And, 1.8 M. of 1.763 g/t.;

•	SJG 07-42;	5.9 M. of 1.85 g/t., Including 2.2 M. of 3.316 g/t.; And, 1.1 M. of 3.475 g/t.;

•	SJG 08-63;	.4 M. of 11.694 g/t.;

•	SJG 08-68;	1.6 M. of 18.26 g/t., Including 1 M. of 23.9t;

•	SJG 08-70;	11.1 M. of 1.83 g/t., Including 2.3 M. of 5.190 g/t., And, Including 1.10 M. of 9.434 g/t.; And, 1.50 M. of 4.15 g/t., Including .25 M. of 16.274 g/t.; And, .2 M. of 4.292 g/t; Including Zinc Credits;

•	SJG 08-82;	1.70 M. of 18.218 g/t.;

•	SJG 08-84;	.36 M. of 39.5 g/t.; .17 M. of Zinc Credits;

•	SJG 10-161;	7.6 M. – 4.64 g/t;	Including 1.6 M. – 18.88 g/t;

•	SJG 10-186;	1 M. – 2.579 g/t;	And, 8.15 M. – 2.79 g/t; Including .6 M. -- 30.57 g/t;

•	SJG 10-191;	1.28 M. of 2.08 g/t; And, 1.17 M. of 2.08 g/t;

•	SJG 10-193;	5.60 M. of 3.96 g/t;

•	SJG 10-198;	1.53 M. of 13.64 g/t;

•	SJG 10-202;	1.15 M. of 5.36 g/t;

•	SJG 10-204;	1.05 M. of 3.85 g/t; And, 3.10 M. of 2.19 g/t; And, 3.84 M. of 4.06 g/t; And, 1.43 M. of 7.21 g/t; And, .77 M. of 9.91 g/t;

•	SJG 10-206;	2.31 M. of 14.63 g/t;

LA PURISIMA VEIN
Drill Hole	Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)
SJG11-281	87.60	88.39	0.79	4.78
SJG11-282	27.43	30.48	3.05	6.19
including	28.96	30.48	1.52	10.50
SJG11-282	74.45	76.66	2.21	8.01
including	74.45	75.36	0.91	18.87
and	89.92	91.44	1.52	6.03
and	108.00	109.67	1.67	2.86
and	152.40	153.92	1.52	7.79
SJG11-285	57.45	59.15	1.70	3.85
and	82.20	87.92	5.72	2.56
and	98.50	102.15	3.65	6.70
SJG11-287	137.35	140.07	2.72	3.01
SJG11-289	109.73	112.78	3.05	9.50
SJG11-295	43.11	43.84	0.73	2.82

Company Management believes the recent drilling at La Purisima in 2007- 11, has defined a sizeable Inferred Resource at La Purisima (+ 250,000 Oz. Au.).  Infill drilling and further extensions to La Purisima are projected for Fall, 2011.  A 43-101 compliant Technical Report is planned for commission by DynaMéxico in Spring, 2011, and which is expected to confirm the company’s estimates.

La Union (’92 and ’97):

•	’92-27:	1 M. of 9 g/t;

•	“97-29:	3.1 M. of 4.53 g/t;

•	’97-30:	.5 M. of 12.92 g/t; And, 10.1 M. of 1.68 g/t, and Including 1.5 M. of 6.04 g/t;

•	’97-31:	6.8 M. of 1.94 g/t; Including 4 M. of 2.85 g/t;

•	’97-33:	4 M. of 1.9 g/t; And, 4.3 M. of 1.3 g/t;

•	’97-34:	2 M. of 8.9 g/t;

La Union (Recent – ’07 – 2011):

•	SJG 08-61:	4.5 M. of 1.66 g/t. (2.85 g/t AU Equivalent), Including 1.10 M. of 2.446 g/t.; And, Including 1.3 M. of 3.183 g/t.; And, .4 M. of 9.38 g/t; Including Copper Credits;

•	SJG 08-72:	4.3 M. of 1.13 g/t. (1.68 g/t. AU Equivalent), Including 1.10 M. of 2.475 g/t. and Including 1 M. of 1.635 g/t;

•	SJG 08-76:
4.8 M. of 16.23 g/t. (17.44 g/t. AU Equivalent), Including  2 M. of 38.100  g/t., And
Including 1.40 M. of 51.340 g/t, and Including .7 M. of 77. g/t; With Copper and Zinc
Credits; And, 2.7 M. of 1.69 g/t. (2.08 g/t. AU Equivalent), Including .3 M. of 7.875 g/t

•	SJG 08-80:	3.10 M. of 4.801 g/t., Including 1.50 M. of 7.372 g/t.; And, 1.10 M. of 3.169 g/t.;

•	SJG 08-120:	1.65 M. of 2.179 g/t.; And, .42 M. of 1.93 g/t.;

•	SJG 08-122:	.50 M. of 2.076 g/t.; And, .50 M. of 25.75 g/t; And, .95 M. of 1.94 g/t.;

•	SJG 09-143:	1.4 M. M. of 12.08 g/t;

•	SJG 09-144:	3.78 M. of 1.63 g/t, Including 1.35 M. of 2 g/t;

•	SJG 10-208:	2.06 M. of 6.60 g/t;

•	SJG 10-216:	1.77 M. of 5.45 g/t; And, 2.96 M. of 12.36 g/t;

•	SJG 10-218:	.40 M. of 2.53 g/t; And, 1.29 M. of 8.42 g/t;

•	SJG 10-220:	.40 M. of 2.83 g/t;

•	SJG 10-223:	1.25 M. of 2.28 g/t; And, 1.62 M. of 9.90 g/t; And, 3.15 M. of 2.33 g/t; And, 3.52 M. of 10.24 g/t; And, 3.05 M. of 2.18 g/t;

•	SJG 11–244 to 292; La Union Area Holes only reported here (See Table below, and including Veta Tierra DDH 252, 256 and 259):

LA UNION VEIN
Drill Hole		Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)

SJG-11-244	73.82	74.86	1.04	9.79
SJG-11-252	55.25	59.70	4.45	4.26
and	78.10	80.15	2.05	4.55
including	78.10	79.20	1.10	7.16
SJG-11-256	51.61	52.85	1.24	144.08
and	99.93	101.29	1.36	9.04
SJG-11-259	77.25	79.25	2.00	2.57
SJG-11-292	203.11	204.65	1.54	2.27

Company Management believes the recent drilling at La Union in 2007- March 2011, has defined a sizeable Inferred Resource at La Union (+ 200,000 Oz. Au).  Infill drilling and further extensions to La Union are projected for 2011. A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in Spring, 2011, which is expected to confirm the company’s estimates.

Palos Chinos:

•	’97-63:	27.8 M of 2.3 g/t; Including 17.30 M. of 2.81 g/t; And, Including .7 M. of 9.25 g/t; And, Including 2.7 M. of 8.45 g/t;

•	SJG 07-02:	.75 M. of 17.5 g/t.;

•	SJG 07-16:	7.7 M. of 1.86 g/t., Including 4.35 M. of 3.09 g/t., Including 2.15 M. of 5.2 g/t.;

•	SJG 10-161:	7.6 M. – 4.64 g/t;	Including 1.6 M. – 18.88 g/t;

•	SJG 10-186:	1 M. – 2.579 g/t;	And, 8.15 M. – 2.79 g/t; Including	.6 M. – 30.57 g/t;

La Prieta / Rosario / Rudolpho:

•	SJG 10-169:	.35 M. – 1.37 g/t; And, 8.42 M. – 3.80 g/t; Including 3.38 M. -- 9.11 g/t; And Including 1.7 M. – 11.61 g/t; And 1.85 M. – 1.56 g/t;

•	SJG 10-171:	.6 M. – 2.9 g/t;

•	SJG 10-172:	2.1 M. – 2.52 g/t;	Including 1.1 M. – 4.47 g/t;

•	SJG 10-173:	1.3 M. – 1.302 g/t; And, 1.3 M. – 2.486 g/t;

•	SJG 10-174:	1.65 M. – 5.855 g/t; And, 1.53 M. – 1.848 g/t; And, 2.91 M. – 1.87 g/t; Including, 1.07

                M. – 4.699 g/t; And, 11.69 M. – 1.08 g/t; Including 5.56 M. – 1.96 g/t; And, Including

               .86 M. – 3.754 g/t;

Target Areas at SJG remain virtually unexplored:

•	La Prieta; Historical + 200,000 Oz. Au production at average grade of + 28 g/t;

•	Rudolpho / Rosario;

•	Northeast Tres Amigos;

•	Orange Tree;

•	Argillic Zone;

These drilling Results obtained through Phase 4 of the Earn In Agreement and at March 31, 2011 confirm extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. Specifically, San Pablo, La Purisima, Tres Amigos, La Cecena, and La Union areas have reported significant results. (See description of drilling highlights by target area above). The Company believes that sizeable inferred resources have been defined at San Pablo, Tres
Amigos, La Union and La Purisima. Further drilling will be targeted at these main target areas.  In Spring 2011, the Company expects DynaMéxico to commission a 43-101 compliant technical report in order to define the Resources indicated by recent drilling at SJG.

An SJG Drill Intercepts Summary File, describing the mineralized intercepts of all core drill holes, including the drilling results of 1997, and including the recent drilling of 2007 – December  31, 2010 ?? can be viewed on the website of the SEC at:
 http://sec.gov/Archives/edgar/data/1111741/000112178109000078/ex99three.htm

DynaMéxico Summary of Drilling Results

The drilling results obtained from San Jose de Gracia through March 31, 2011 (through DDH SJG 10-298) confirm the extensions of mineralization, down dip of historical workings, with confirmation of high grade gold (+ 10 g/t), and including bonanza grades shoots which are consistent with historical and recent production grades. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results.  (Note Drill Summary file referred to above.)  Continued drilling will be targeted at Tres Amigos, San Pablo, La Union and La Purisima, and at Rosario / Rudolpho, Northeast Tres Amigos, La Prieta and Veta Tierra.  Numerous additional anomalies at SJG remain virtually unexplored and undrilled.

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

Current Resources and Potential

San Jose de Gracia is commonly referred to as “potentially a + 3 Million Gold Oz. resource”. The current inferred resource defined by drilling through March 2011 is estimated by the company to be + 1.5 M. Oz. Gold.

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

Technical Report of Resources
In Spring 2011, the Company expects DynaMéxico to commission a 43-101 compliant report of the Measured & Indicated and the Inferred Resources defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates of resources.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of March 31, 2011.

Economic Assessment Report / Feasibility Study

After DynaMexico receives the updated 43-101 technical report confirmed the Resource at SJG as defined by recent drilling programs; the Company will expect DynaMexico to commission an Economic Assessment Report or Feasibility Study.  Considering the success and efficiency of the Pilot production program conducted by DynaMexico during the period 2003 – 2006; the company expects the upcoming economic assessment / feasibility study to reflect a “scaling up” of the recent pilot production operation. Thereafter, the Company expects DynaMexico to arrange for the financing and installation of full scale mining and production facilities; with the expected target for annual production of 100,000 Oz. Au.

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

Drilling Programs

Drilling programs at SJG are expected to continue in Fall, 2011, and are being planned considering the results of the magnetic and IP surveys, and in consideration of the recent analysis of the structure and ore controls at SJG, and in consideration of the updated 43-101 to be received later in spring 2011.  A 15,000 Meter drill program was carried out and completed at June 30, 2010.  Subsequently, the next 18,500 meters drilling at SJG was completed in spring 2011. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Capital Contributions and Expenditures to Earn In

Goldgroup contributed $4,000,000 USD to DynaMéxico, in the quarter ending March 31, 2011. The total capital contributed by Goldgroup to DynaMéxico at March 31, 2011 $ 18,000,000 USD.

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

POTENTIAL RISKS

Funding from Goldgroup Mining Inc.:

Funding for the exploration activity at SJG is primarily due to the capital contributions to DynaMéxico from Goldgroup Mining Inc.  AT March 15, 2011 Goldgroup deposited funds to bring its total deposits under the Earn In / Option Agreement to $ 18 M. USD. There is no certainty that additional funding from Goldgroup will continue or otherwise be available to the Company.  Should the funding of Goldgroup cease, the Company would be required to fund further exploration work through its own capital reserves, or to obtain alternate financing sources.  Any alternate funding sources could result in additional dilution to shareholders.

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

Mineable Resource:

There is no certainty that the exploration activity at SJG would result in the definition of a mineable resource at SJG.  While the company believes there is already in place an approximate + 1 M. Oz. Au  inferred Gold resource at SJG;  there is no certainty that the Company’s opinion will be proven correct, or than any proven, probable, measured or indicated or inferred resource would be commercially producible.  If a commercial mineable resource is not confirmed at SJG, the Company’s investment at SJG could be at risk.

Company Interpretations and Estimates

The Company currently estimates the inferred resource at SJG to be + 1.5 M. Oz. Au.  There can be no assurance that the company’s interpretations or estimates will be proven correct, or that future results will be consistent with past results.

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

50 % of the Interest In and Revenue from DynaResource de México May be Owned by Goldgroup Mining Inc.:

On March 15, 2011 Goldgroup deposited Funds to DynaMexico which brought its total amount of funds contributed under the Earn In to $ 18 M. USD.  As a result, Goldgroup received an additional Stock Certificate in DynaMexico so that Goldgroup now holds 50% of the outstanding shares of DynaMexico.  As a result, DynaResource, Inc. and its shareholders retain only 50% of the shares and ownership of DynaResource de México.  Investors in the Company’s shares should be aware that any benefits to be derived from the ownership of DynaResource de México would be shared 50% with Goldgroup.

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

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011

REVENUE.  Revenue for the three months ended March 31, 2011 and 2010 was $0 and $94,544, respectively.  This income was produced by providing exploration work for a related entity. The company ceased its production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources. The funds for current exploration activity are contributed by Goldgroup Resources, Inc., pursuant to the  Earn In Agreement,  as described  in this 10-Q (See Earn In and Option Agreement / Material Agreements).

COST OF EXPLORATION. Exploration costs were $1,663,036 and $731,793 for the three months ended March 31, 2011 and 2010, respectively.  The increase in costs was due to the increase in exploration and drilling activity from one year to the next.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2011 and 2010 were $446,675 and $372,878 respectively. The above expenses include depreciation and amortization amounts of $35,232 and $37,340 for the three months ended March 31, 2011 and 2010, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency translation gain or (loss) was $297 and $998 for the three months ended March 31, 2011and 2010, respectively.  Currency translation gain or (loss) was
$474,633 and $226,489 for the three months ended March 31, 2011and 2010, respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended March 31, 2011 and 2010 was $724,230 and $162,434 respectively. This is due to the Company reporting a greater year over year and due to Goldgroup owning 50% at March 31, 2011 versus 25% at March 31, 2010.

COMPREHENSIVE (LOSS). Comprehensive loss includes the company’s net loss plus the currency translation gain (loss) for the period which was negative $1,021,047 and negative $670,260 for the three months ended March 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES. The Company has sufficient capital on hand to fund overhead operations for the next two years.

PLAN OF OPERATION

Future Capital Contributions and Expenditures

Pursuant to the terms of the Earn In / Option Agreement, Goldgroup is to contribute and expend a total of $ 18 M. USD, to DynaMéxico, on or before March 15, 2011.  As of March 31, 2011, Goldgroup had contributed $18,000,000 USD and had completed their obligations under the Earn In Agreement and now own 50% of DynaMexico.

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

Technical Report of Resources

In 2011, the Company expects DynaMéxico to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates of resource. However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of March 31, 2011.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2011, our Chief Executive Officer and Chief Financial Officer as of March 31, 2011, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at March 31, 2011.   Based on its evaluation, our management concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

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

Date: May 5, 2011