Form 10-Q
period 2011-06-30
DYNARESOURCE INC
filed 2011-08-22
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 18, 2011, there were 9,958,815 shares of Common Stock of the issuer outstanding.

1

	TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

	Item 1 Financial Statements	3

	Notes to Financial Statements	7 - 18

	Item 2 Management's Discussion and Analysis or Plan of Operation	19 - 37

Item 4	Controls and Procedures	38

PART II OTHER INFORMATION

	Item 1 Legal Proceedings	39
	Item 2 Changes in Securities	39
	Item 3 Default upon Senior Securities	39
	Item 4 Submission of Matters to a Vote of Security Holders	39
	Item 5 Other Information	39
	Item 6 Exhibits and Reports on Form 8-K	39

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

	2011	2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,410,467	$1,277,065
Foreign Tax Receivable	53,654	255,384
Other Current Assets	280,445	269,518
Total Current Assets	2,744,566	1,801,967

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $661,159 and $617,645)	1,004,502	362,382

Mining Properties (Net of Accumulated Amortization of $470,686 and $440,686)	4,232,681	4,262,681
Total Fixed Assets	5,237,183	4,625,563

Other Assets:
Note Receivable from Affiliate	70,000	70,000
Deposits	5,788	5,788
Total Other Assets	75,788	75,788

TOTAL ASSETS	$8,057,537	$6,503,318

LIABILITIES AND EQUITY

Current Liabilities:
Accounts Payable	$11,974	$32,225
Accrued Expenses	47,555	64,772
Total Liabilities	59,529	96,997

Long-Term Liabilities	0	0

Equity:
Preferred Stock, $1.00 par value, 10,000 shares authorized
1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common Stock, $0.01 par value, 12,500,000 shares authorized
9,958,815 and 9,763,220 shares issued and outstanding	99,588	97,632
Preferred Rights	40,000	40,000
Additional Paid In Capital	35,800,854	31,011,472
Treasury Stock	0	0
Other Comprehensive Income	122,760	405,948
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(19,070,610)	(17,223,915)
Total DynaResource, Inc. Stockholders’ Equity	10,991,076	8,329,621
Noncontrolling Interest	(2,993,068)	(1,923,300)
TOTAL EQUITY	7,998,008	6,406,321

TOTAL LIABILITIES AND EQUITY	$8,057,537	$6,503,318

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2011 and 2010

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

(Unaudited)

					Cumulative Since Re-Entering Development Stage (Jan. 1, 2007)
	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES	$0	$125,242	$0	$219,786	$346,726
COST OF SALES
Exploration Costs	732,388	1,057,026	2,395,424	1,788,818	14,182,313
GROSS PROFIT (DEFICIT)	(732,388)	(931,784)	(2,395,424)	(1,569,032)	(13,835,587)

OPERATING EXPENSES:
Depreciation and Amortization	38,282	37,339	73,514	74,680	665,433
General and Administrative	362,333	355,773	773,776	691,311	7,019,872
TOTAL OPERATING EXPENSES	400,615	393,112	847,290	765,991	7,685,305

NET OPERATING INCOME (LOSS)	(1,133,002)	(1,324,896)	(3,242,714)	(2,335,023)	(21,520,892)

OTHER INCOME (EXPENSE)
Portfolio Income	300	764	597	1,762	20,837
Other income	0	0	0	0	2,104
TOTAL OTHER INCOME (EXPENSE)	300	764	597	1,762	22,941

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,132,702)	(1,324,132)	(3,242,116)	(2,333,261)	(21,497,951)

Provision for Income Taxes (Expense) Benefit	0	0	0	0	38,259
NET LOSS	(1,132,702)	(1,324,132)	(3,242,116)	(2,333,261)	(21,459,692)
Net Loss Attributable to Non-Controlling Interest
	493,552	254,686	1,217,782	417,120	3,141,082
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS
	(639,150)	(1,069,446)	(2,024,334)	(1,916,141)	(18,318,610)

COMPREHENSIVE INCOME (LOSS):
Unrealized Loss on Securities Held for Sale		0	0	0	(735,760)
Currency Translation Gain (Loss)	(148,979)	64,878	325,654	291,367	(232,582)
COMPREHENSIVE LOSS BEFORE NON-CONTROLLING INTEREST
	(788,129)	(1,004,568)	(1,698,680)	(1,624,774)	(19,286,952)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	(37,519)	28,660	(148,014)	(21,394)	(179,269)
	(148,014)	(179,269)
COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(825,649)	$(975,908)	$(1,846,695)	$(1,646,168)	$(19,466,221)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average Shares Outstanding, Basic and Diluted	9,932,217	9,423,350	9,883,075	9,423,350
Income (Loss) per Common Share, Basic and Diluted	(0.08)	(0.10)	(0.19)	(0.17)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2010 and

For the Six Months Ended June 30, 2011

										Deficit Since
						Additional		Other		Reentering the
	Preferred		Common		Preferred	Paid In	Treasury	Comprehensive	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2010	1,000	$1,000	9,374,303	$93,743	$40,000	$25,475,425	$(2,385)	$1,405,537	$(6,002,516)	$(12,851,441)	$8,159,363

Sale of Common Shares			124,244	1,242		433,460					434,702
Issuance of Common Shares for Services			264,673	2,647		898,790					901,437
Treasury Stock Purchased							(141,689)				(141,689)
Treasury Stock Sold						71,787	144,074				215,861
Other Comprehensive Income								(999,589)			(999,589)
DynaMexico Earn In						4,132,010					4,132,010
Net Income (Loss)										(4,372,474)	(4,372,474)
Stockholders’ Equity, December 31, 2010	1,000	$1,000	9,763,220	$97,632	$40,000	$31,011,472	$0	$405,948	$(6,002,516)	$(17,223,915)	$8,329,621

Sale of Common Shares			165,978	1,660		656,997					658,657
Issuance of Common Shares for Services			29,617	296		132,385					132,681
Other Comprehensive Income								(283,188)			(283,188)
DynaMexico Earn In						4,000,000					4,000,000
Net Income (Loss)										(1,846,695)	(1,846,695)
Stockholders’ Equity, June 30, 2011	1,000	$1,000	9,958,815	$99,588	$40,000	$35,800,854	$0	$122,760	$(6,002,516)	$(19,070,610)	$10,991,076

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through June 30, 2011

			Cumulative Since Reentering the Development Stage (January 1, 2007) through June 30
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,242,116)	$(2,333,261)	$(22,291,889)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	132,681	0	1,720,056
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	73,514	74,680	665,433
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) Decrease in Foreign Tax Receivable	201,730	62,012	(4,449)
(Increase) in Other Current Assets	(10,927)	(138,326)	(114,252)
(Increase) in Deposits	0	(9)	(5,788)
Increase (Decrease) in Accounts Payable	(20,251)	(27,482)	(29,430)
Increase (Decrease) Increase in Accrued Expenses	(17,217)	12,523	(58,581)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(2,882,586)	(2,349,863)	(19,929,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(685,135)	(27,081)	(1,081,928)
Retirement of Fixed Assets	0	0	20,148
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	(250,000)	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(685,135)	(277,081)	(1,131,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	4,000,000	1,700,000	17,674,995
Proceeds from Sale of Common Stock	658,657	205,325	4,755,951
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	(283,188)	(219,402)	129,575
-Purchase of Treasury Stock	0	(54,208)	(372,479)
Sale of Treasury Stock	0	19,214	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,375,469	1,650,928	22,650,417
Effect of Exchange Rate on Cash	325,654	291,367	0
NET INCREASE (DECREASE) IN CASH	1,133,402	(684,649)	1,589,627

CASH AT BEGINNING OF PERIOD	1,277,065	1,640,508	820,840
CASH AT END OF PERIOD	$2,410,467	$955,859	$2,410,467

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$132,681	$0	$1,720,056
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Cash Paid During the Year for Interest Expense	$0	$0	$0
Non-Cash Dividend of Property	$0	$0	$129,822

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC. (An Exploration Stage Company) Notes to the Consolidated Financial Statements June 30, 2011 (Unaudited)

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  DynaMexico was formed to acquire, invest in and develop resource properties in Mexico.  In March 2000, DynaResource and DynaMexico entered into agreements to acquire the San Jose de Gracia Mining District in Northern Sinaloa, Mexico (“SJG”). In December 2003, DynaMexico reported the complete and 100 % acquisition, consolidation and ownership of the entire SJG District. In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”), and acquired effective control of Mineras de DynaResource, S.A de C.V. (formerly Minera Finesterre S.A. De C.V.) (“Mineras”).   The Company owned 25% of Mineras and acquired effective control of Mineras by acquiring the option to purchase the remaining 75% of the Shares of Mineras. The Company finalized the option and acquisition of Mineras in January 2010, and now owns 100% of Mineras.   The results of Mineras are consolidated with those of the Company.

In January 2008, the Company transferred 15% of the shares of DynaMexico to Goldgroup Mining Inc. (“Goldgroup”), in exchange for $3,000,000 USD cash contributed to DynaMexico and used for exploration and related expenditures at the San Jose de Gracia property (“SJG”). In August 2008, the Company transferred an additional 10% of the shares of DynaMexico to Goldgroup in exchange for an additional $3,000,000 USD cash contributed to DynaMexico and used for exploration and related expenditures at SJG, and in March 2011, the Company transferred an additional 25% of the shares of DynaMexico to Goldgroup in exchange for an additional $12,000,000 USD cash contributed to DynaMexico and used for exploration and related expenditures at SJG (See Note 6 below).  Through March 31, 2011, Goldgroup has contributed $18,000,000 USD to DynaMexico, and it currently holds owns 50% of the outstanding shares of DynaMexico.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the six months ended June 30, 2011 and 2010 (Mexican pesos per one U.S. dollar):

	June 30, 2011
Current exchange rate:	Pesos	11.72

Weighted average exchange rate for the six months ended:	Pesos	11.89

	June 30, 2010
Current exchange rate:	Pesos	12.84

Weighted average exchange rate for the six months ended:	Pesos	12.69

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

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of the IVA receivable as of June 30, 2011 and December 31, 2010 are $53,654 and $255,384, respectively.

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

Mining Properties:

The Company is an ‘Exploration Stage’ company as defined in “SEC Industry Guide 7”.  Mining properties consist of 33 concessions covering approximately 69,133 hectares, at the San Jose de Gracia property, the basis of which are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves.  The Company has elected to expense a minimal amount of amortization due to the effects of exploration activities on the recoverable reserves.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;

•	Estimated expected future operating costs, capital expenditures and reclamation expenditures.

 A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing,  no events have occurred that would require write-down of any assets.  As of June 30, 2011, no indications of impairment existed.

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

Advertising Costs:

The Company incurred no advertising costs for the six months ended June 30, 2011 and 2010.

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

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.   For the six months ended June 30, 2011 and 2010, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

There were no potentially dilutive common stock equivalents as of June 30, 2011, therefore basic earnings per share equals diluted earnings per share for the six months ended June 30, 2011. The Company had no options outstanding at June 30, 2011.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at June 30, 2011 and December 31, 2010:

	2011	2010

Mining camp equipment and fixtures	$1,224,539	$546,636
Transportation equipment	268,253	268,253
Lab equipment	14,306	14,306
Machinery and equipment	30,514	30,514
Office furniture and fixtures	76,895	76,895
Office equipment	18,904	11,673
Computer equipment	32,250	32,250
Sub-total	1,665,661	980,527
Less: Accumulated depreciation	(661,159)	(617,645)
Total	$1,004,502	$362,882

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $43,514 and $13,887 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at June 30, 2011 and December 31, 2010:

	2011	2010
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(470,686)	(440,686)

Total Mining Properties	$4,232,681	$4,262,681

Amortization expense was $30,000 and $23,454 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 4 – NOTE RECEIVABLE FROM AFFILIATE

Through December 31, 2010, the Company loaned a total of $805,760 USD to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, with one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV., (“DynaNevada de Mexico”).  The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share.  The Company received 3,223,040 shares, which represents approximately 19.95%  of the outstanding shares of DynaNevada.   At the time of the exchange, the net book value of DynaNevada was approximately $695,000, consisting of $30,000 cash and unproven mining properties.   DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management of the Company believes has no merit.   Based upon the above, Company Management estimated the value of the DynaNevada shares as of December 31, 2010 to be $70,000.  Company Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

DynaNevada is a related entity (affiliate), and through its subsidiary DynaNevada de Mexico, entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”).  DynaNevada de Mexico completed the Option with IMMSA in March 2010, so that DynaNevada de Mexico now owns 100 % of the Santa Gertrudis Property.  In June, 2010, DynaNevada de Mexico acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

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

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of June 30, 2011 and December 31, 2010 are as follows:

Deferred Tax Asset Related to:

	June 30, 2011	December 31, 2010
Prior Year	$5,147,021	3,244,101
Tax Benefit for Current Year	1,102,320	1,902,920
Total Deferred Tax Asset	6,249,341	5,147,021
Less: Valuation Allowance	(6,249,341)	(5,147,021)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $25,000,000 at June 30, 2011, and will expire in the years 2025 through 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2011.

NOTE 6 – MATERIAL AGREEMENTS

Concessions and Interest related to DynaResource de Mexico and the San Jose de Gracia Property (“SJG”):

In March 2000, the Company and DynaMexico entered into agreements to complete the acquisition and consolidation of 100% of the Mining Concessions to the San Jose de Gracia Property (“SJG”) and related interests.  Pursuant to these agreements, the Mining Concessions and related interests comprising the SJG were transferred to “DynaResource de Mexico, SA de CV.”, at the time the wholly owned subsidiary of the Company.

In March 2005, the Company issued 115,000 common shares; received a cash payment of $15,000; and accepted a mutual release from the vending parties to complete the acquisition agreements.

Financing/Sale of Stock:

On September 1, 2006 the Company signed a “Stock Purchase and Earn In Agreement” (“Earn In”) between:  DynaResource and DynaMexico, (“Seller”) and Goldgroup Mining Inc., of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

The Earn In provided for the sale of up to fifty per cent (50%) of the total outstanding shares of DynaMexico, then the wholly owned subsidiary of DynaResource, and the 100 % owner of the San Jose de Gracia District in northern Sinaloa Mexico (“SJG”) in exchange for the total cash contributions to DynaMexico to be used for exploration expenditures related to the development of the SJG, in the amount of $18,000,000 by Goldgroup; contributed in four (4) phases, as set forth below:

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

Earn In Activities:

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

On December 28, 2007, DynaMexico reported that Goldgroup had funded Phase II of the Earn In Agreement, through the contributions of Capital of $3,368,088 USD to DynaMexico and the expenditures related to the exploration of SJG of $27,063,453 Mexican pesos, with the remainder held in cash in DynaMexico. In January 2008, 15% of the Shares of DynaMexico were transferred to Goldgroup.

On July 16, 2008, DynaMexico reported that Goldgroup had funded Phase III of the Earn In Agreement through total contributions of capital under the Earn In Agreement of $6,118,009 USD with total expenditures related to the exploration of SJG of $57,252,898 Mexican pesos, with the remainder held in cash in DynaMexico.    In August 2008, an additional 10% of the Shares of DynaMexico were transferred to Goldgroup, so that Goldgroup held 25% of the total outstanding shares of DynaMexico as of December 31, 2008.

At March 15, 2011, DynaMexico reported that Goldgroup had funded its total contributions of Capital pursuant to the Earn In Agreement of $18,000,000. In March 2011, an additional 25 % of the Shares of DynaMexico were transferred to Goldgroup so that Goldgroup holds a total of 50 % of the outstanding shares of DynaMexico.

DynaMexico received $4,000,000 from Goldgroup during the three months ended March 31, 2011 pursuant to the last phase of the Earn In Agreement.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company paid $30,000 and $50,000 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in the six months ended June 30, 2011 and 2010, respectively.

In addition, the Company has issued its stock to the following directors and consultants for the six months ended June 30, 2011 and 2010, respectively:

	2011	2010

Directors	$19,750	$0

Consultants	0	0

Totals	$19,750	$0

The above stock transactions were expensed as compensation in the financial statements.

During the six months ended June 30, 2011 and 2010, the Company’s revenue was earned from exploration services performed for a related party.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These preferred shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO. These preferred shares have the right to elect a majority of the Board of Directors. There were 1,000 shares outstanding at June 30, 2011 and December 31, 2010, respectively.

Common Stock:

The Company is authorized to issue 12,500,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At June 30, 2011 and December 31, 2010, there were 9,958,815 and 9,763,220 shares outstanding, respectively.    No dividends were paid in 2011 or 2010.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of June 30, 2011 and 2010, respectively.

Stock Issuances:

During the six months ended June 30, 2011, the Company issued 136,066 common shares for cash at $3.75 per share and 29,912 for cash at $5.00 per share.

During the six months ended June 30, 2011, the Company issued 29,617 common shares for services for $132,681 of consulting or legal services. 5,000 of these were issued to Directors of the Company.

During 2010, the Company issued 124,244 common shares for cash for $3.50 per share.

During 2010, the Company also issued 252,173 shares for $854,562 of consulting services. The Company also issued 12,500 shares to directors for $46,875 in services.

Treasury Stock:

During the six months ended June 30, 2011, the Company did not purchase or sell any treasury shares.

Treasury stock is accounted for by the cost method.  During 2010, the Company repurchased 60,085 shares for $141,689 and resold 60,085 shares for $215,861.

Options and Warrants:

The Company has no options or warrants outstanding at June 30, 2011.

During 2010, 630,092 options  were not exercised or reissued and expired.

NOTE 9 – EMPLOYEE BENEFIT PLANS

During the six months ended June 30, 2011 and the year ended December 31, 2010, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

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

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  The Company paid rent expense of $25,612 and $27,023 related to this lease for the six months ended June 30, 2011 and 2010.

The following is a schedule of minimum lease payments required under the existing lease as of June 30, 2011:

Year Ended December 31	Amount

2011	$7,875
2012	0
$7,875

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 50% interest in DynaResource de México, S.A. de C.V.   Changes in Non-controlling Interest for the six months ended June 30, 2011 follows:

2011
Beginning balance	$(1,923,300)
OpeOperating income (loss)	(1,217,782)
Other comprehensive income (loss)	148,014
EndiEnding balance	$(2,993,068)

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

As of June 30, 2011, the Company’s financial assets are measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.    There were no financial liabilities as of June 30, 2011.

	Fair Value Measurement at June 30, 2011 Using:
	June 30, 2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$2,410,467	$2,410,467	$-	$-
Investment in Affiliate	70,000	-	-	70,000
	$2,480,467	$2,410,467	$-	$70,000

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, an evaluation of subsequent events was performed through August 18, 2011, which is the date the financial statements were issued. No items requiring disclosure were noted.

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

General

The Company holds 50% of the outstanding shares of DynaResource de México, S.A. de C.V. (“DynaMéxico”), which owns 100% of the mineral concessions and related interest to the San José de Gracia mining property and district covering approximately 69,133 hectares located in and around San José de Gracia, Sinaloa State, México (“SJG”). SJG is located on the west side of the Sierra Madre Mountains, approximately 250 kilometers inland from the port city of Los Mochis, Sinaloa; and approximately 500 kilometers north of Mazatlan, Sinaloa.

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

  For the period of July – September 2010, Drilling activity is suspended for the wet season.  During the quarter, Assays of drilling results are updated; the Block Model in Surpac is updated; and exploration plans are developed and programmed for start in October. And, the next 18,500 meter drill program commenced in October 2010 . For the period of July - September 2010, drilling activity is suspended for the wet season.

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

Highlights of Resource Areas at SJG (August, 2009):

San Pablo:	(SJG 08-31):	8.3 M. of 48.24 g/t; Including 3.8 M. of 104.01 g/t, and Including 1.5 M. of 233.61 g/t;
	(SJG 08-51):	14.2 M. of 14.79 g/t; Including 9 M. of 22.93 g/t, and Including 3.5 M. of 41.5 g/t;

Tres Amigos:	(SJG 97-13):	27.5 M. of 9.94 g/t; Including 18.6 M. of 14.28 g/t, and including 2 M. of 85.72 g/t;

	(SJG 97-45) :	14 M. of 5.35 g/t; including 2 M. of 31.35 g/t;

Orange Tree:	(SJG 97-39):	6.8 M. of 13.20 g/t; Including 3 M. of 29.5 g/t, and including 1.5 M. of 51.46 g/t;

	(SJG 08-47):	7.1 M. of 7.63 g/t; Including 1.6 M. of 23.10 g/t;

La Cecena
(Tres Amigos):	(SJG 97-50):	11 M. of 2.78 g/t; Including 2 M. of 5.02 g/t; And, Including 2 M. of 8.53 g/t;

	(SJG 08-104):	2.8 M. of 13.70 g/t; Including 1.4 M. of 26.96 g/t;

La Union:	(SJG 08-76):	4.8 M. of 16.02 g/t; Including 2 M. of 37.60 g/t; And, Including .7 M. of 75.56 g/t;

	(SJG 08-80):	3.1 M. of 4.8 g/t; Including 1.5 M. of 7.37 g/t;

Palos Chinos/
Tajo Verde:	(SJG 97-63):	27.8 M. of 2.30 g/t; Including 17.3 M. of 2.81 g/t, And Including .7 M. of 9.25 g/t, And Including 2.7 M. of 8.45 g/t;

	(SJG 07-16):	5 M. of 3.5 g/t; Including 3 M of 5.24 g/t;

(SJG 97-55):

La Purisima:	(SJG 07-21):	8 M. of 20.67 g/t; Including 6 M. of 26 g/t; And, Including 2.1 M. of 76.33 g/t;

	(SJG 07-39):	4.2 M. of 8.55 g/t; Including 1.9 M. of 16.67 g/t;

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

Drilling Highlights by Specific Target area of SJG (through March, 2011):

The following drilling highlights are included by target area, and for the period through March 31, 2011:

San Pablo:

SJG 07-07	5 M. of 10.07 g/t., Including 2 M. of 24.55 g/t.; With Credits;
SJG 07-08:	7.2 M. of 2.64 g/t., Including 3.8 M. of 4.77 g/t., Including 2.3 M. of 7.258g/t.;
SJG 07-09:	2.1 M. of 7.2 g/t.; And, Deeper Zone of 5.50 M. of 4.94 g/t., Including 3.15 M. of 8.33 g/t.; with New Zone in Sediments;
SJG 07-12:	7.1 M. of 6.40 g/t., Including 4.2 M. of 10.39 g/t., And, Including 1.1 M. of 15.63 g/t.; And, Including 1.6 M. of 11.292 g/t;
SJG 07-23:	7 M. of 2.11 g/t., Including 1.4 M. of 9.16 g/t., with Copper Credits;
SJG 07-26:	3.7 M. of 2.45 g/t. (3.55 g/t. AU Equivalent), Including 1.9 M of 4.054 g/t.; And, 8.4 M. of 8.43 g/t., Including 4.1 M. of 16.82 g/t., with Copper Credits, And, Including 1.9 M. of 34.433 g/t;
SJG 07-27:	6.1 M. of 13.16 g/t. (15.40 g/t. AU Equivalent), Including 3.8 M. of 19.25 g/t., And Including 1.95 M. of 21.789 g/t., Including 1.8 M. of 17.646 g/t;
SJG 07-28:	5.3 M. of 2.05 g/t. (2.29 g/t. AU Equivalent), Including 2.3 M. of 3.902 g/t., with Zinc Credits, Including 1.1 M. of 5.4 g/t
SJG 07-29:	1.2 M. of 6.331g/t., with Copper Credits; 1.7 M. of 26.235 g/t., with Copper Credits; And, 1.4 M. of 2.707 g/t;
SJG 07-30:	1.6 M. of 5.98 g/t. (6.50 g/t AU Equivalent), with Copper and Zinc Credits; .9 M. of 4.22 g/t. (6.35 g/t. AU Equivalent), with Copper Credits;
SJG 07-31:	8.30 M. of 49.50 g/t., Or, 7.5 M. of 53.98 g/t.; Including 5.35 M. of 75.695 g/t.; Including 3.8 M. of 106.77 g/t; Including 1.5 M. of 240.61 g/t; with Copper and Zinc Credits
SJG 07-34	2.2 M. of 1.028 g/t.;
SJG 08-48:	13.60 M. of 3.09 g/t., Or, 11.04 M. of 3.840 g/t.; Including 3.68 M. of 6.62 g/t.; And Including 1.84 M. of 7.758 g/t; with Copper Credits;
SJG 08-51:	14.20 M. of 14.91 g/t., Including 10.78 M. of 19.44 g/t.; Or Including 9.05 M. of 23.12 g/t.; And, Including 3.50 M. of 42.32 g/t; with Copper Credits;
SJG 08-60:	9.1 M. of 5.02 g/t., Including 7.1 M. of 6.27 g/t., And, Including 2.2 M. of 17.315 g/t and Including 1 M. of 26.8 g/t; with Copper Credits;
SJG 08-89:	3.8 M. of 2.64 g/t., Including 1.3 M. of 4.520 g/t;
SJG 08-90:	6.7 M. of 3.564 g/t, Including 1.2 M. 0f 11.69 g/t;, And, Including .6 M. of 16.18 g/t; Including .6 M of 7.210 g/t; with Credits;
SJG 08-91:	2 M. of 17.530 g/t.;
SJG 08-92:	4.2 M. – 6.10 g/t; Including 1 M. of 23.314 g/t; And, 4.1 M. of 1.38 g/t; Including 2.3 M. of 2.1 g/t; And, 4.9 M. of 3.02 g/t., Including .4 M. of 30.445 g/t; And, .5 M. of 14.719 g/t;
SJG 08-93:	5.8 M., Including .4 M of 28.53 g/t;
SJG 08-96:	2.1 M. of 2.22 g/t., Including .55 M. of 4.750 g/t;
SJG 08-97:	4.3 M. of 8.68 g/t;, Including 2.1 M. of 17.05 g/t; with Copper and Zinc Credits;

SJG 08-98:	.5 M. of 2.165 g/t.;
SJG 09-131:	1.10 M. of 28.25 g/t (29.16 AU Equivalent); 1.75 M. of 7.18 g/t (9.27 AU Equivalent);1.30 M. of 6.97 g/t (7.75 AU Equivalent);
SJG 09-132:	50 M. of 7.1 g/t (11.20 AU Equivalent); 2.05 M of 4.08 g/t (4.97 AU Equivalent); .50 M. of 2.86 g/t (4.05 AU Equivalent);
SJG 09-133:	6.25 M. of 6.49 g/t (6.83 Au Equivalent), including 1.55 M. of 24.23 g/t; 2.07 M. of 3.57 g/t (3.78 AU Equivalent);
SJG 09-134:	.55 M. of 2.105 g/t (3.04 Au Equivalent); 2.48 M. of 4.33 g/t (5.11 Au Equivalent); .80 M. of 3.37 g/t (3.74 Au Equivalent);
SJG 09-135:	4.42 M. of 3.63 g/t (5.35 AU Equivalent), including 1 M. of 8.96 g/t.;
SJG 09-136:	2 M. of .611 g/t (.71 AU Equivalent);
SJG 09-138:	5.46 M. of 4.97 g/t (5.35 AU Equivalent), including 2.97 M. of 8.80 g/t.;
SJG 09-139:	.71 M. of 8.79 g/t; 5.50 M. of 20.51 g/t, Including 3.12 M of 34.91 g/t; And, Including 1.80 M. of 58.05 g/t.; And, Including .92 M. of 104.10 g/t;
SJG 09-140:	3.32 M. of .82 g/t, including 1.66 M. of 1.42 g/t; 5.24 M. of 2.15 g/t, including 1.14 M. of 6.4 g/t;
SJG 10-149:	1.3 M. of 4.8 g/t;
SJG 10-195:	.40 M. of 3.43 g/t; Including .73 M. of 2.18 g/t; And, Including 1.83M. of 2.2 g/t; And, Including 1.21 M of 3.68 g/t; And, Including 2.94 M of 3.26 g/t.
SJG 10-197:	1.16 M. of 2.83 g/t; And, Including 3.67 M. of 7.96 g/t; And, Including 3.30 M. of 28.38 g/t.
SJG 10-199:	1.56 M. of 9.14 g/t;
SJG 10-201:	2.10 M. of 15.78 g/t;
SJG 10-203:	.70 M. of 3.23 g/t; And, Including 1.91 M. of 3.42 g/t; And, Including 5.50 M. of 332.86 g/t;
SJG 10-205	95 M. of 6.71 g/t; And Including .45 M. of 7.73 g/t;
SJG 10-207:	3.05 M. of 16.74 g/t;
SJG 10-210:	4 M. of 2.58 g/t;
SJG 10-212:	4.80 M. of 5.90 g/t; And, Including 1.53 M. of 2.85 g/t;
SJG 10-213:	1.81 M. of 5.78 g/t;
SJG 10-215:	3.47 M. of 15.82 g/t; And, Including 1.40 M of 2.53 g/t;
SJG 10-217:	1.42 M. of 89.95 g/t;
SJG 10-219:	46 M. of 4.49 g/t; And Including .71 M. of 7.92 g/t; And, Including 1.41 M. of 10.82 g/t; And, Including .80 M. of 2.23 g/t;
SJG 10-221:	2.00 M. of 13.14 g/t; And, Including .54 M. of 3.26 g/t; And, Including .65 M. of 22.41g/t;
SJG 10-224:	2.23 M. of 5.29 g/t; And, Including 6.35 M. of 7.04 g/t; 3.35 M. of 11.93 g/t; And, Including .78 M. of 1.80 g/t; And, Including .45 M. of 6.84 g/t;

SJG 11–236 to SJG 271; San Pablo Drill holes only reported here (See Table below):

SAN PABLO VEIN
Drill Hole		Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)

SJG-10-236	112.96	117.03	4.07	11.38
and	140.50	140.95	0.45	5.85
SJG-10-238	257.00	258.30	1.30	2.40
SJG-11-245	104.40	105.16	0.76	3.16
SJG-11-247	63.60	65.45	1.85	10.49
and	70.70	72.23	1.53	2.73
including	71.77	72.23	0.46	5.70
and	80.00	83.47	3.47	5.00
including	81.37	83.47	2.10	7.38
SJG-11-249	97.60	98.60	1.00	2.28
and	108.20	109.93	1.73	8.21
and	130.50	131.08	0.58	8.61
SJG-11-250	101.72	104.81	3.09	20.15
SJG-11-253	149.45	151.21	1.76	4.89
SJG-11-255	154.55	155.05	0.50	3.19
SJG-11-258	102.27	102.90	0.63	2.51
and	111.50	111.90	0.40	15.62
SJG-11-261	52.72	53.12	0.40	7.07
and	109.03	109.43	0.40	4.42
and	114.00	114.68	0.68	8.97
SJG-11-263	119.88	121.13	1.25	9.47
and	131.39	131.79	0.40	3.87
and	1.34.35	134.75	0.40	2.73
and	144.23	145.02	0.79	5.06
SJG -11-264	145.21	146.45	1.24	21.21
SJG -11-268	92.65	94.25	1.60	11.74
and	153.00	153.92	0.92	3.18
SJG-11-272	86.80	87.30	0.50	2.73
SJG 11-279	126.49	129.00	2.51	3.48

Company Management believes the drilling at San Pablo through March 2011 has defined a sizeable Inferred Resource (+ 400,000 Oz. Au.), using a Cut Off grade of 2 g/t., with an average grade of + 8 g/t. Infill drilling and further extensions to San Pablo area are projected in further drilling. A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in 3rd Quarter 2011, and which is expected to confirm the Company’s Resource estimates.

Tres Amigos / La Cecena:

1997 – 1998:

’97-01:	7 M. of 3.66 g/t., Including 2.5 M. of 7.15 g/t., and Including 1 M. of 11.09 g/t;

’97-03:	4. M. of 4.13 g/t., Including 2 M. of 7.22 g/t.;

’97-05:	1.9 M. of 3.62 g/t.;

’97-06:	1.85 M. of 6.47 g/t.;

’97-07:	10 M. of 3.42 g/t., Including 2.15 M. of 6.82 g/t.; And, 14.3 M. of 2.41 g/t; Including 2.34 M. of 8.67 g/t;

’97-09:	2.7 M. of 2.76 g/t; Including 1.5 M. of 4.15 g/t.; And, 2 M. of 13.53 g/t.;

’97-10:	7.6 M. of 2.36 g/t., Including 4.6 M. of 3.81 g/t; and, Including 1.5 M. of 10.28 g/t.;

’97-11:	9.5 M. of 2.83 g/t., Including 1.5 M. of 15 g/t.;

’97-12:	3.5 M. of 4.75 g/t., Including 1.7 M. of 8.58 g/t.; And, 3.5 M. of 2.44 g/t.;

’97-13:	27.5 M. of 9.94 g/t.; Including 4.5 M. of 54.26 g/t., and Including 2. M. of 85.72 g/t.;

’97-14:	1.2 M. of 3.59 g/t;

’97-35:	16.5 M. of 2.11 g/t., Including 6. M. of 8.84 g/t., and Including 2 M. of 14.42 g/t.;

’97-36:	2 M. of 3.28 g/t.; And, 3.6 M. of 4.04 g/t., Including 2 M. of 6.41 g/t.;

’97-37:	1.3 M. of 11.97 g/t.; ;

’97-39:	6.8 M. of 13.2 g/t., Including 3 M. of 29.5 g/t., Including 1.5 M. of 51.47 g/t.;

’97-40:	2. M. of 14.88 g/t.; And, 6 M. of 4.16 g/t; Including 2 M. of 10.81 g/t.; And, 8 M. of 3.86 g/t; Including 6 M. of 5.02 g/t; And, Including 4 M. of 7.21 g/t.; And, Including 2M. of 8.95 g/t

’97-41:	10 M. of 2.56 g/t; Including 4 M. of 4.4 g/t., Including 2 M. of 5.15 g/t.;

’97-42:	4 M. of 3.04 g/t; Including 2. M. of 5.17 g/t.; And, 18. M. of 1.88 g/t; Including 2.3 M.of 3.43 g/t; and, Including 2 M. of 3.8 g/t; and Including 2 M. of 3.36 g/t; And, 12 M. of 2.46 g/t; Including 4.5 M. of 5.06 g/t.; and, Including 1.5 M of 6.69 g/t;

’97-43:	1.3 M. of 4.23 g/t.;

’97-44:	6 M. of 2.91 g/t; Including 2. M. of 7.78 g/t.; And, 12 M. of 1.71 g/t; Including 2 M. of 5.18 g/t.; And, 14.8 M. of 1.47 g/t; Including 1.3 M. of 7.06 g/t;

’97-45:	14 M. of 5.35 g/t; Including 2 M. of 31.35 g/t; And, 14 M. of 2.38 g/t; Including 2 M.of 12.32 g/t;

’97-47:	7.06 M. of 7.63 g/t., Including 1.55 M. of 23.10 g/t.;

’97-50:	2 M. of 5.02g/t; 5 M. of 3.92 g/t., Including 2. M. of 8.53 g/t.;
(La Cecena)

Tres Amigos Recent (2007 – 2011):

SJG 08-102:	7.87 M. of 2.75 g/t. (3.02 g/t. AU equivalent); Including 2.54 M. of 6.49 g/t.; And, Including .58 M. of 11.527 g/t.; And, 3.25 M. of 3.91 g/t (4.16 AU Equivalent); Including 1.50 M of 7.927 g/t;

SJG 08-103:	1.2 M. of 4.911 g/t.; And, 1.1 M of 2.564 g/t.;

SJG 08-104:	2.8 M of 13.32 g/t. (16.24 g/t. AU Equivalent); Including 1.4 M. of 26.20 g/t.;

SJG 08-110:	3.40 M. of 1.72 g/t.; 1.40 M. of 1.829 g/t.; 2.80 M. of 2.34 g/t. (2.68 AU Equivalent); Including .70 M. of 8.6 g/t.; And, 1.8 M. of 2.63 g/t. (2.95 g/t. AU Equivalent);

SJG 08-111:	1.50 M. of 1.008 g/t. (1.10 g/t. AU Equivalent); And, 4.8 M. of 1.89 g/t. (2.56 g/t. AU Equivalent); Including .90 M. of 5.86 g/t;

SJG 08-112:	2.80 M. of 1.61 g/t. (2.06 g/t. AU Equivalent); And, .70 M. of .752 g/t. (1.62 g/t. AU Equivalent);

SJG 08-113:	1.60 M. of 13.66 g/t. (14.17 g/t. AU Equivalent); And, 6.30 M. of 1.99 g/t. (2.19 g/t. AU Equivalent); Including 3.10 M. of 3.45 g/t;

SJG 08-114:	5.3 M. of 2.91 g/t. (3.13 g/t. AU Equivalent); including 1.7 M. of 8.32 g/t.;

SJG 08-115:	1.5 M. of 3.40 g/t (4.60 AU Equivalent); And, 9.40 M. of 5.15 g/t.; Including 5.7 M of 8.37 g/t.; And, Including 2.1 M. of 9.48 g/t.; And, Including 1.7 M. of 12.96 g/t;

SJG 08-116:	2.1 M of 2.96 g/t. (3.79 g/t. AU Equivalent); And, 9.80 M. of 7.74 g/t. (8.02 g/t. AU Equivalent); Including 3.3 M. of 21.28 g/t.; And, Including 1.6 M. of 33.859 g/t;

SJG 08-117:	1.7 M. of 4.674 G/T. (5.23 g/t. AU Equivalent); And, 3.70 M. of 2.44g/t. (3.01 g/t. AU Equivalent);

SJG 08-118:	5.46 M. of 4.25 g/t. (7.85 g/t. AU Equivalent); Including 2. M of 7.20 g/t., And Including 1. M. of 9.6 g/t; And, .83 M. of 1.169 g/t. (1.87 g/t. AU Equivalent); And, 3.13 M. of 4.97 g/t. (6.33 g/t. AU Equivalent); Including 1.08 M. of 13.415 g/t.; And, 1.2 M. of 2.214 g/t;

SJG 10-150:	4.39 M. – 7.34 g/t; Including 2.88 M. – 10.9 g/t; And, Including 1.71 M. – 17.78 g/t; And, Including .87 M. – 25 g/t; And 11.91 M. – 3.10 g/t; Including 2.38 M. – 11.77 g/t; And, Including 1.17 M. – 14.23 g/t;

SJG 10-151:	11.95 M. – 14.66 g/t; Including 7.82 M. – 22.18 g/t; And, Including 2.63 M. – 62.05 g/t; And, Including 1.88 M. – 82.31 g/t; And, Including .92 M. – 137.60 g/t;

SJG 10-152:	9.27 M. – 1.65 g/t; Including 1.13 M. – 9.85 g/t; And, Including .63 M. – 15.90 g/t;
SJG 10-153:	7.11 M. – 2.91 g/t; Including 3.63 M. – 5.36 g/t; And, Including 1.73 M. – 6.70 g/t; And, Including .55 M. – 6.97 g/t; (“La Cecena”)

SJG 10-154:	2.25 M. – 17.18 g/t; Including 1.75 M. – 21.89 g/t; (“La Cecena”)
SJG 10-165:	8.26 M. – 5.40 g/t; Including 4.55 M. – 8.23 g/t; And, Including 1 M. – 6.30 g/t; (“La Cecena / Tepehauje")
SJG 10-175:	9.3 M. – 1.81 g/t; Including: 1.09 M. – 4.973 g/t; And, Including .99 M. – 8.102.g/t; And 1.17 M-2.054 g/t; And, including 2,56 M - 3.116 g/t;

SJG 10-176:	.59 M. – 1.343 g/t; And, 15.31 M. – 1.09 g/t; Including .65 M. – 5.294 g/t;

SJG 10-177:	5.27 M – 19.8 g/t; And, Including 2.92 M. – 33.7 g/t; And, Including 1.05 M. – 52.11 And, 9.28 M - 7.88 g/t Including 1.43 - 32.38 g/t; And, Including .78 M-50.153 g/t;

SJG 10-178:	.8 M. – 3.831 g/t And, 1.95 M. – 1.884 g/t; And, 5.3 M. – 1.01 g/t; Including 1.7 M. – 1.953 g/t; And, 12.85 M. – 3.62 g/t; Including 3.52 M. – 5.56 g/t; And, Including 1.76 M. – 6.13 g/t; And, Including 1.05 M. – 5.50 g/t; And, 2.23 M. – 2.56 g/t; Including .6 M. – 8.84 g/t;

SJG 10-179:	1.76 M. – 1.585 g/t; And, 1.72 M. – 105.51 g/t; And, 4.678 M. – 5.70 g/t; Including 2.65 M. – 8.23 g/t; And, 2.30 M. – 4.79 g/t; Including 1.15 M. – 7.00 g/t;

SJG 10-181:	3.03 M. – 1.73 g/t; Including 1.5 M. – 2.885 g/t;

SJG 10-182:	.62 M. – 3.348 g/t; And, 1.01 M. – 2.85 g/t; And, .47 M. – 2.292 g/t;

SJG 10-182:	.62 M. – 3.348 g/t; And, 1.01 M. – 2.85 g/t;

SJG 10-225:	.40 M. of 3.63 g/t;

SJG 10-226:	8.04 M. of 18.47 g/t; Including 4.10 M. of 34.36 g/t;

SJG 10-227:	9.80 M. of 8.42 g/t; Including .40 M. of 113.95 g/t;

SJG 10-228:	1.83 M. of 3.88 g/t; And, 2.98 M. of 3.73 g/t;

SJG 10-229:	1.64 M. of 2.41 g/t; And, 1.55 M. of 5.46 g/t;

SJG 10-230:	4.54 M. of 18.09 g/t; Including 2.54 M. of 31.52 g/t;

SJG 10-231:	.52 M. of 2.62 g/t; And, 2.75 M. of 8.99 g/t; And, 1.7 M. of 2.34 g/t;

SJG 10-232:	1.87 M. of 3.15 g/t;

 ·         SJG 11-233 to 11-280; Only Tres Amigos Drill Holes reported here (See Table below):

TRES AMIGOS VEIN
Drill Hole		Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)

SJG-10-233	177.00	179.40	2.40	5.42
SJG-10-234	96.48	98.46	1.98	3.09
and	214.61	217.97	3.36	15.05
SJG-10-235	147.65	151.15	3.50	2.95
SJG-10-237	92.44	92.84	0.40	883.91
SJG-10-239	145.90	147.75	1.85	5.02
SJG-11-242	229.15	230.95	1.80	3.13
and	258.37	262.30	3.93	2.38
SJG-11-246	107.30	108.20	0.90	63.85
SJG-11-251	16.76	18.50	1.74	2.35
SJG-11-257	60.84	63.33	2.49	5.37
and	92.00	94.66	2.66	5.00
and	104.56	106.33	1.77	2.81
SJG-11-261	63.40	71.75	7.75	7.84
including	66.20	71.15	4.95	10.55
SJG-11-262	41.97	42.85	0.88	5.53
SJG-11-265	47.95	52.17	4.22	3.07
including	47.95	48.45	0.50	7.25
Including	50.31	52.17	1.86	4.98
SJG-11-267	86.76	87.16	.40	5.52
SJG-11-271	108.45	108.85	.40	5.49
and	115.40	122.66	7.26	9.34
including	115.40	116.72	1.32	14.17
Including	118.05	120.15	2.10	21.29
SJG-11-278	66.75	67.40	0.65	16.34
and	117.35	117.85	0.50	3.55
SJG-11-280	3.05	4.57	1.52	10.67
and	123.40	124.00	0.60	10.26

Company Management believes the 1997 – 1998 Drilling at Tres Amigos, and the recent drilling through March 31, 2011 has defined a sizeable Inferred Resource at Tres Amigos of + 400,000 Oz. Infill drilling and further extensions to Tres Amigos are projected for further drilling programs. A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in 3rd Quarter, 2011, and which is expected to confirm the Company’s estimates.

La Purisima:

SJG 07-21;	8 M. of 20.67 g/t., Including 6 M. of 26.89 g/t., Including 2.1 M. of 76.33 g/t.;

SJG 07-35;	4.4 M. of 1.54 g/t., Including 2.2 M. of 2.736 g/t.; And, 1.75 M. of 1.74 g/t;

SJG 07-36;	1.42 M. of 4.319 g/t.;

SJG 07-37;	4.45 M. of 3.07 g/t., Including 2.2 M. of 5.004 g/t.;

SJG 07-39;	2.05 M. of 2.479 g/t.; And, 4.2 M. of 8.55 g/t., Including 3.25 M. of 10.89 g/t.; And, Including 1.90 M. of 16.675 g/t;

SJG 07-40;	.8 M. of 2.43 g/t.; And, 1.8 M. of 1.763 g/t.;

SJG 07-42;	5.9 M. of 1.85 g/t., Including 2.2 M. of 3.316 g/t.; And, 1.1 M. of 3.475 g/t.;

SJG 08-63;	.4 M. of 11.694 g/t.;

SJG 08-68;	1.6 M. of 18.26 g/t., Including 1 M. of 23.9t;

SJG 08-70;	11.1 M. of 1.83 g/t., Including 2.3 M. of 5.190 g/t., And, Including 1.10 M. of 9.434 g/t.; And, 1.50 M. of 4.15 g/t., Including .25 M. of 16.274 g/t.; And, .2 M. of 4.292 g/t; Including Zinc Credits;

SJG 08-82;	1.70 M. of 18.218 g/t.;

SJG 08-84;	.36 M. of 39.5 g/t.; .17 M. of Zinc Credits;

SJG 10-161;	7.6 M. – 4.64 g/t; Including 1.6 M. – 18.88 g/t;
SJG 10-186;	1 M. – 2.579 g/t; And, 8.15 M. – 2.79 g/t; Including .6 M. – 30.57 g/t;

SJG 10-191;	1.28 M. of 2.08 g/t; And, 1.17 M. of 2.08 g/t;

SJG 10-193;	5.60 M. of 3.96 g/t;

SJG 10-198;	1.53 M. of 13.64 g/t;

SJG 10-202;	1.15 M. of 5.36 g/t;

SJG 10-204;	1.05 M. of 3.85 g/t; And, 3.10 M. of 2.19 g/t; And, 3.84 M. of 4.06 g/t; And, 1.43 M. of 7.21 g/t; And, .77 M. of 9.91 g/t;

SJG 10-206;	2.31 M. of 14.63 g/t;

LA PURISIMA VEIN
Drill Hole	Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)
SJG11-281	87.60	88.39	0.79	4.78
SJG11-282	27.43	30.48	3.05	6.19
including	28.96	30.48	1.52	10.50
SJG11-282	74.45	76.66	2.21	8.01
including	74.45	75.36	0.91	18.87
and	89.92	91.44	1.52	6.03
and	108.00	109.67	1.67	2.86
and	152.40	153.92	1.52	7.79
SJG11-285	57.45	59.15	1.70	3.85
and	82.20	87.92	5.72	2.56
and	98.50	102.15	3.65	6.70
SJG11-287	137.35	140.07	2.72	3.01
SJG11-289	109.73	112.78	3.05	9.50
SJG11-295	43.11	43.84	0.73	2.82

Company Management believes the recent drilling at La Purisima in 2007- 11, has defined a sizeable Inferred Resource at La Purisima (+ 200,000 Oz. Au.). Infill drilling and further extensions to La Purisima are projected for further drilling programs.. A 43-101 compliant Technical Report is planned for commission by DynaMéxico in 3rd Quarter, 2011, and which is expected to confirm the company’s estimates.

La Union (’92 and ’97):

’92-27:	1 M. of 9 g/t;

“97-29:	3.1 M. of 4.53 g/t;

’97-30:	.5 M. of 12.92 g/t; And, 10.1 M. of 1.68 g/t, and Including 1.5 M. of 6.04 g/t;
’97-31:	6.8 M. of 1.94 g/t; Including 4 M. of 2.85 g/t;

’97-33:	4 M. of 1.9 g/t; And, 4.3 M. of 1.3 g/t;

’97-34:	2 M. of 8.9 g/t;

La Union (Recent – ’07 – 2011):

SJG 08-61:	4.5 M. of 1.66 g/t. (2.85 g/t AU Equivalent), Including 1.10 M. of 2.446 g/t.; And, Including 1.3 M. of 3.183 g/t.; And, .4 M. of 9.38 g/t; Including Copper Credits;

SJG 08-72:	4.3 M. of 1.13 g/t. (1.68 g/t. AU Equivalent), Including 1.10 M. of 2.475 g/t. and Including 1 M. of 1.635 g/t;

SJG 08-76:	4.8 M. of 16.23 g/t. (17.44 g/t. AU Equivalent), Including 2 M. of 38.100 g/t., And Including 1.40 M. of 51.340 g/t, and Including .7 M. of 77. g/t; With Copper and Zinc Credits; And, 2.7 M. of 1.69 g/t. (2.08 g/t. AU Equivalent), Including .3 M. of 7.875 g/t;

SJG 08-80:	3.10 M. of 4.801 g/t., Including 1.50 M. of 7.372 g/t.; And, 1.10 M. of 3.169 g/t.;

SJG 08-120:	1.65 M. of 2.179 g/t.; And, .42 M. of 1.93 g/t.;

SJG 08-122:	.50 M. of 2.076 g/t.; And, .50 M. of 25.75 g/t; And, .95 M. of 1.94 g/t.;

SJG 09-143:	1.4 M. M. of 12.08 g/t;

SJG 09-144:	3.78 M. of 1.63 g/t, Including 1.35 M. of 2 g/t;

SJG 10-208:	2.06 M. of 6.60 g/t;

SJG 10-216:	1.77 M. of 5.45 g/t; And, 2.96 M. of 12.36 g/t;

SJG 10-218:	.40 M. of 2.53 g/t; And, 1.29 M. of 8.42 g/t;

SJG 10-220:	.40 M. of 2.83 g/t;

SJG 10-223:	1.25 M. of 2.28 g/t; And, 1.62 M. of 9.90 g/t; And, 3.15 M. of 2.33 g/t; And, 3.52 M. of 10.24 g/t; And, 3.05 M. of 2.18 g/t;

  SJG 11–244 to 292; La Union Area Holes only reported here (See Table below, and including Veta Tierra DDH 252, 256 and 259):

LA UNION VEIN
Drill Hole		Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)

SJG-11-244	73.82	74.86	1.04	9.79
SJG-11-252	55.25	59.70	4.45	4.26
and	78.10	80.15	2.05	4.55
including	78.10	79.20	1.10	7.16
SJG-11-256	51.61	52.85	1.24	144.08
and	99.93	101.29	1.36	9.04
SJG-11-259	77.25	79.25	2.00	2.57
SJG-11-292	203.11	204.65	1.54	2.27

Company Management believes the recent drilling at La Union in 2007- March 2011, has defined a sizeable Inferred Resource at La Union (+ 150,000 Oz. Au). Infill drilling and further extensions to La Union are projected for further drilling programs.. A 43-101 compliant Technical Report is expected to be commissioned by DynaMéxico in 3rd Quarter, 2011, which is expected to confirm the company’s estimates.

Palos Chinos:

’97-63:	27.8 M of 2.3 g/t; Including 17.30 M. of 2.81 g/t; And, Including .7 M. of 9.25 g/t; And, Including 2.7 M. of 8.45 g/t;
SJG 07-02:	.75 M. of 17.5 g/t.;
SJG 07-16:	7.7 M. of 1.86 g/t., Including 4.35 M. of 3.09 g/t., Including 2.15 M. of 5.2 g/t.;
SJG 10-161:	7.6 M. – 4.64 g/t; Including 1.6 M. – 18.88 g/t;
SJG 10-186:	And, 8.15 M. – 2.79 g/t; Including .6 M. – 30.57 g/t;

La Prieta / Rosario / Rudolpho:

SJG 10-169:	.35 M. – 1.37 g/t; And, 8.42 M. – 3.80 g/t; Including 3.38 M. – 9.11 g/t; And, Including 1.7 M. – 11.61 g/t; And 1.85 M. – 1.56 g/t;
SJG 10-171:	.6 M. – 2.9 g/t;
SJG 10-172:	2.1 M. – 2.52 g/t; Including 1.1 M. – 4.47 g/t;
SJG 10-173:	1.3 M. – 1.302 g/t; And, 1.3 M. – 2.486 g/t;
SJG 10-174:	M. – 4.699 g/t; And, 11.69 M. – 1.08 g/t; Including 5.56 M. – 1.96 g/t; And, Including .86 M. – 3.754 g/t;

Target Areas at SJG remain virtually unexplored:

•         La Prieta; Historical + 200,000 Oz. Au production at average grade of + 28 g/t;

•         Rudolpho / Rosario;

•         Northeast Tres Amigos;

•         Orange Tree;

•         Argillic Zone;

These drilling Results obtained through Phase 4 of the Earn In Agreement and at March 31, 2011 confirm extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. Specifically, San Pablo, La Purisima, Tres Amigos, La Cecena, and La Union areas have reported significant results. (See description of drilling highlights by target area above). The Company believes that sizeable inferred resources have been defined at San Pablo, Tres Amigos, La Union and La Purisima. Further drilling will be targeted at these main target areas. In 3rd Quarter 2011, the Company expects DynaMéxico to commission a 43-101 compliant technical report in order to define the Resources indicated by recent drilling at SJG.

An SJG Drill Intercepts Summary File, describing the mineralized intercepts of all core drill holes, including the drilling results of 1997, and including the recent drilling of 2007 – March 31, 2011 are attached as an exhibit to this 10 Q.

DynaMéxico Summary of Drilling Results

The drilling results obtained from San Jose de Gracia through March 31, 2011 (through DDH SJG 10-298) confirm the extensions of mineralization, down dip of historical workings, with confirmation of high grade gold (+ 10 g/t), and including bonanza grades shoots which are consistent with historical and recent production grades. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results. (Note Drill Summary file referred to above.) Further drilling will be targeted at Tres Amigos, San Pablo, La Union and La Purisima, and at Rosario / Rudolpho, Northeast Tres Amigos, La Prieta and Veta Tierra. Numerous additional anomalies at SJG remain virtually unexplored and undrilled.

Company Interpretations and Estimates

In some areas of SJG, topography has prevented the drilling of holes on conventional 50 M. Spacing. In some areas, specifically at Tres Amigos, the distance between drilled holes is + 100 M. In these areas, DynaMéxico is considering the blasting and building of new roads in order to complete in-fill drill holes and conduct additional development work. Nonetheless, the Company has interpreted the results of drilling activity, and considering the recent production activity as well; and it has calculated manually an estimate of the resource at SJG. This manually calculated estimate includes Oz. Au at the areas of: San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima; by assuming grade and width averaging between drill holes. DynaMéxico expects to confirm the amount of Au resource at SJG under the guidelines and description of a commissioned 43-101 technical report in 3rd Quarter 2011.

Block Model in Surpac

While the company has compiled its manual calculation and internal interpretation of the resource at SJG defined by drilling and production to date; the company also is in process of building the block model of resources defined and inferred at SJG using Surpac, (Gemcom) software. The current block model at SJG confirms inferred resources at San Pablo, Tres Amigos, La Union, Palos Chinos, and La Purisima; with portions of the inferred resource in a high grade category, and including measured and indicated resources at San Pablo and Tres Amigos. The Company will continue this Surpac modeling work as additional drill programs are planned and completed.

Current Resources and Potential

San Jose de Gracia is commonly referred to as “potentially a + 3 Million Gold Oz. Resource”. The current inferred resource defined by drilling through March 2011 is estimated by the company to be 1.375 M. Gold Equivalent Oz.

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

Technical Report of Resources

In 3rd Quarter 2011, the Company expects DynaMéxico to commission a 43-101 compliant report of the Measured & Indicated and the Inferred Resources defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates of resources. However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of March 31, 2011.

Economic Assessment Report / Feasibility Study

After DynaMexico receives the updated 43-101 technical report confirming the Estimated Resource at SJG as defined by recent drilling programs; the Company will expect DynaMexico to commission a Preliminary Economic Assessment Report (“PEA”). Considering the success and efficiency of the Pilot Production program conducted by DynaMexico during the period 2003 – 2006; the company expects the upcoming PEA study to reflect a “scaling up” of the recent pilot production operation. Thereafter, the Company expects DynaMexico to arrange for the competitive financing and subsequent installation of full scale mining and production facilities; with the expected target for annual production of 100,000 Oz. Au.

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

Drilling Programs

Drilling programs at SJG are expected to continue, and are being planned considering the results of the magnetic and IP surveys, and in consideration of the recent analysis of the structure and ore controls at SJG, and in consideration of the updated 43-101 to be received in 3rd Quarter 2011. A 15,000 Meter drill program was carried out and completed at June 30, 2010. Subsequently, the next 18,500 meters drilling at SJG was completed in spring 2011. Approximately 68,000 meters drilling was completed pursuant to the Earn In Agreement, and paid from the $ 18 M. USD. funding received from Goldgroup. The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization in all directions and down dip from the main target areas.

Capital Contributions and Expenditures to Earn In

Goldgroup contributed $4,000,000 USD to DynaMéxico, in the quarter ending March 31, 2011, pursuant to the last phase of the Earn-In. The total capital contributed by Goldgroup to DynaMéxico at March 31, 2011 $ 18 M. USD.

Competition

DynaMéxico retains 100% of the rights to concessions over the area of the San José de Gracia property and currently sees no competition for mining on the lands covered by those concessions. If DynaMéxico were to re-start production activities, the sale of gold and any bi-products would be subject to global market prices; which prices fluctuate daily. The Company was successful in selling gold concentrates produced from SJG in prior years; and the Company expects willing buyers for its produced products in the future. Actual prices received by DynaMéxico would depend upon these global market prices, less processing charges and any deductions.

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

Potential Conflicts with Shareholder of DynaMéxico (Non-Controlling Interest Holder):

While the Company believes it has negotiated and authorized proper agreements to provide for the financing and exploration of SJG, there exists potential for conflicts with Goldgroup Mining Inc. Concurrently, MinerasDyna has been named the exclusive operator of the SJG Project; and MinerasDyna is managed by officers K.D. Diepholz, President and Chales E. Smith, Secretary, whom are officers of DynaResource. Also, DynaResource is managed by K.D. Diepolz, President, and holding the powers of attorney for DynaMexico; and DynaResource carries 50% of the seats on the Board of Directors of DynaMexico. DynaResource also carries 100% of the Seats on the Boards of MinerasDyna and 100% of the Seats of the Board of DynaOperaciones. Mr. K.D. Diepholz, chairman and CEO of DynaResource, Inc. and Mr. Charles E. Smith, CFO of DynaResource, Inc. are the President and Secretary respectively for DynaMéxico, MinerasDyna, and DynaOperaciones. Inherent in the structure of Ownership and Operation of the SJG Project is the potential for conflicts that could materially affect operations.

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

Company Interpretations and Estimates

The Company currently estimates the inferred resource at SJG to be approximately 1.5 M. Au Equivalent Oz. There can be no assurance that the company’s interpretations or estimates will be proven correct, or that future results will be consistent with past results.

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

50% of the Interest In and Revenue from DynaResource de México May be Owned by Goldgroup Mining Inc.:

At March 15, 2011 Goldgroup deposited Funds to DynaMexico which brought its total amount of funds contributed under the Earn In to $ 18 M. USD. As a result, Goldgroup received an additional Stock Certificate in DynaMexico so that Goldgroup now holds 50% of the outstanding shares of DynaMexico. As a result, DynaResource, Inc. and its shareholders retain only 50% of the shares and ownership of DynaResource de México. Investors in the Company’s shares should be aware that any benefits to be derived from the ownership of DynaResource de México would be shared 50% with Goldgroup.

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

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

REVENUE. Revenue for the three months ended June 30, 2011 and 2010 was $0 and $125,242, respectively and revenue for the six months ended June 30, 2011 and 2010 was $0 and $219,786, respectively. This income was produced by providing exploration work for a related entity. The company ceased its own production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources. The funds for current exploration activity are contributed by Goldgroup Resources, Inc., pursuant to the Earn In Agreement, as described in this 10-Q (See Earn In and Option Agreement / Material Agreements).

COST OF EXPLORATION. Exploration costs were $732,388 and $1,057,026 for the three months ended June 30, 2011 and 2010 respectively, and $2,395,424 and $1,788,818 for the six months ended June 30, 2011 and 2010, respectively. The increase in costs was due to the increase in exploration and drilling activity from one year to the next.

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2011 and 2010 were $400,615 and $393,112 respectively and $847,390 and $765,991 for the six months ended June 30, 2011 and 2010 respectively. The above expenses include depreciation and amortization amounts of $38,282 and $37,339 for the three months ended June 30, 2011 and 2010, respectively and $73,514 and $74,680 for the six months ended June 30, 2011 and 2010 respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency translation gain or (loss) was $300 and $764 for the three months ended June 30, 2011and 2010, respectively and $597 and $1,762 for the six months ended June 30, 2011 and 2010 respectively. Currency translation gain or (loss) was $(148,979) and $64,878 for the three months ended June 30, 2011 and 2010, respectively and $325,654 and $291,367 for the six months ended June 30, 2011 and 2010 respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended June 30, 2011 and 2010 was $493,552 and $254,686 respectively and the non-controlling interest portion of our net loss for the six months ended June 30, 2011 and 2010 was $1,217,782 and $417,120 respectively. This is due to the Company reporting a greater year over year loss and due to Goldgroup owning 50% at June 30, 2011 versus 25% at June 30, 2010.

COMPREHENSIVE (LOSS). Comprehensive loss includes the company’s net loss plus the currency translation gain (loss) for the period which was a loss of $825,649 and a loss of $975,908 for the three months ended June 30, 2011 and 2010, respectively and a loss of $1,846,695 and a loss of $1,646,168 for the six months ended June 30, 2011 and 2010 respectively.

LIQUIDITY AND CAPITAL RESOURCES. The Company has sufficient capital on hand to fund overhead operations for the next two years.

PLAN OF OPERATION

Future Capital Contributions and Expenditures

Pursuant to the terms of the Earn In / Option Agreement, Goldgroup was to contribute and expend a total of $ 18 M. USD, to DynaMéxico, on or before March 15, 2011. As of March 31, 2011, Goldgroup had contributed $18,000,000 USD to DynaMexico, and at March 31, 2011, a total of 50% of the outstanding shares of DynaMexico had been issued to Goldgroup.

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

Technical Report of Resources

In 3rd Quarter 2011, the Company expects DynaMéxico to commission a 43-101 compliant report of the ore “resources” defined by drilling at SJG. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates of resource. However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of March 31, 2011.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2011, our Chief Executive Officer and Chief Financial Officer as of June 30, 2011, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2011. Based on its evaluation, our management concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

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

Date: August 19, 2011

