Form 10-Q
period 2011-09-30
DYNARESOURCE INC
filed 2011-11-16
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes ☑   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes ☐   No ☑.

As of November 14, 2011, there were 10,395,868 shares of Common Stock of the issuer,  outstanding.

TABLE OF CONTENTS

		PAGE
PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

	Notes to Financial Statements	7 – 17

Item 2	Management's Discussion and Analysis or Plan of Operation	18 - 38

Item 4	Controls and Procedures	39

PART II OTHER INFORMATION

Item 1	Legal Proceedings	40

Item 2	Changes in Securities	40

Item 3	Default upon Senior Securities	40

Item 4	Submission of Matters to a Vote of Security Holders	40

Item 5	Other Information	40

Item 6	Exhibits and Reports on Form 8-K	40

CERTIFICATIONS

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	2011	2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,921,405	$1,277,065
Foreign Tax Receivable	49,782	255,384
Other Current Assets	265,506	269,518
Total Current Assets	3,236,693	1,801,967

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $684,219 and $617,645)	987,940	362,882
Mining Properties (Net of Accumulated Amortization of $485,686 and $440,686)	4,217,681	4,262,681
Total Fixed Assets	5,205,621	4,625,563

Other Assets:
Note Receivable from Affiliate	70,000	70,000
Deposits	5,878	5,788
Total Other Assets	75,878	75,788
TOTAL ASSETS	$8,518,192	$6,503,318

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$11,143	$32,225
Accrued Expenses	48,748	64,772
Total Liabilities	59,891	96,997

Long-Term Liabilities	0	0

Equity: Preferred Stock, $1.00 par value, 10,000 shares authorized
1,000 and 1,000 shares issued and outstanding	1,000	1,000
Common Stock, $0.01 par value, 12,500,000 shares authorized
10,377,868 and 9,763,220 shares issued and outstanding	103,779	97,632
Preferred Rights	40,000	40,000
Additional Paid In Capital	37,463,271	31,011,472
Treasury Stock	0	0
Common Stock Subscription Receivable	0	0
Other Comprehensive Income	178,790	405,948
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(19,938,922)	(17,223,915)
Total DynaResource, Inc. Stockholders’ Equity	11,845,402	8,329,621
Noncontrolling Interest	(3,387,101)	(1,923,300)
TOTAL EQUITY	8,458,301	6,406,321

TOTAL LIABILITIES AND EQUITY	$8,518,192	$6,503,318

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative Since Re-Entering Development Stage (Jan. 1, 2007)
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010

REVENUES	$0	$100,288	$0	$320,074	$346,726
COST OF SALES
Exploration Costs	160,950	512,915	2,556,374	2,301,733	14,343,263
GROSS PROFIT (DEFICIT)	(160,950)	(412,627)	(2,556,374)	(1,981,659)	(13,996,537)

OPERATING EXPENSES:
Depreciation and Amortization	38,061	41, 274	111,575	115,954	703,494
General and Administrative	871,179	974,865	1,644,955	1,666,176	7,891,051
TOTAL OPERATING EXPENSES	909,240	1,016,139	1,756,530	1,782,130	8,594,545

NET OPERATING INCOME (LOSS)	(1,070,190)	(1,428,766)	(4,312,904)	(3,763,789)	(22,591,082)

OTHER INCOME (EXPENSE)
Portfolio Income	273	576	870	2,338	21,109
Other income	0	0	0	0	2,987
TOTAL OTHER INCOME (EXPENSE)	272	576	870	2,338	24,096

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,069,918)	(1,428,190)	(4,312,034)	(3,761,451)	(22,566,986)

Provision for Income Taxes (Expense) Benefit	0	0	0	0	38,259
NET LOSS	(1,069,918)	(1,428,190)	(4,312,034)	(3,761,451)	(22,528,727)
Net Loss Attributable to Non-Controlling Interest	190,079	120,421	1,407,861	537,541	3,331,161
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(879,839)	(1,307,769)	(2,904,173)	(3,223,910)	(19,197,566)

COMPREHENSIVE INCOME (LOSS):
Unrealized Loss on Securities Held for Sale	0	0	0	0	(735,760)
Currency Translation Gain (Loss)	(80,548)	(412,457)	245,106	(121,090)	(133,392)
COMPREHENISVE LOSS BEFORE NON-CONTROLLING INTEREST	(960,387)	(1,720,226)	(2,659,067)	(3,345,000)	(20,066,718)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	92,074	47,873	(55,940)	26,479	(77,874)
COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(868,313)	$(1,672,353)	$(2,715,007)	$(3,318,521)	$(20,144,592)

EARNINGS PER SHARE, Basic and diluted
Weighted Average Shares Outstanding, Basic and Diluted	10,014,033	9,526,968		9,927,177		9,458,269

Earnings Per Share:
Basic and Diluted	$(0.09)	$(0.18)	$	(0.27)	$	(0.35)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the Year Ended December 31, 2010 and
For the Nine Months Ended September 30, 2011

	Preferred		Common		Preferred	Additional Paid In	Treasury	Other Comprehensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2010	1,000	$1,000	9,374,303	$93,743	$40,000	$25,475,425	$(2,385)	$1,405,537	$(6,002,516)	$(12,851,441)	$8,159,363

Sale of Common Shares			124,244	1,242		433,460					434,702
Issuance of Common Shares for Services			264,673	2,647		898,790					901,437
Treasury Stock Purchased							(141,689)				(141,689)
Treasury Stock Sold						71,787	144,074				215,861
Other Comprehensive Income								(999,589)			(999,589)
DynaMexico Earn In						4,132,010					4,132,010
Net Income (Loss)										(4,372,474)	(4,372,474)
Stockholders’ Equity, December 31, 2010	1,000	$1,000	9,763,200	$97,632	$40,000	$31,011,472	$0	$405,948	$(6,002,516)	$(17,223,915)	$8,329,621

Sale of Common Shares			484,648	4,847		1,898,809					1,903,656
Issuance of Common Shares for Services			130,000	1,300		552,990					554,290
Treasury Stock Purchased											0
Treasury Stock Sold											0
Other Comprehensive Income								(227,158)			(227,158)
DynaMexico Earn In						4,000,000					4,000,000
Net Income (Loss)										(2,715,007)	(2,715,007)
Stockholders’ Equity, September 30, 2011	1,000	$1,000	10,377,868	$103,779	$40,000	$37,463,271	$0	$178,790	$(6,002,516)	$(19,938,922)	$11,845,402

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
through September 30, 2011

	2011	2010	Cumulative Since Reentering the Development Stage (January 1, 2007) through Sept 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,312,034)	$(3,761,451)	$(23,588,478)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	554,290	610,280	2,141,665
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	111,575	115,954	703,493
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	(5,000)	199,143
(Increase) Decrease in Foreign Tax Receivable	205,602	60,392	(577)
(Increase) in Other Current Assets	4,012	(227,753)	(99,313)
(Increase) in Deposits	(90)	356	(5,878)
Increase (Decrease) in Accounts Payable	(21,082)	(29,657)	(30,261)
Increase (Decrease) Increase in Accrued Expenses	(16,024)	19,138	(55,388)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(3,473,751)	(3,217,741)	(20,744,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(691,632)	(80,296)	(1,088,425)
Retirement of Fixed Assets	0	0	20,148
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	(250,000)	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(691,632)	(330,296)	(1,138,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	4,000,000	2,700,000	17,674,995
Proceeds from Sale of Common Stock	1,903,656	213,077	6,000,950
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	(227,158)	286,484	217,849
Purchase of Treasury Stock	0	(54,209)	(372,479)
Sale of Treasury Stock	0	81,022	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,676,498	3,226,374	23,983,690
Effect of Exchange Rate on Cash	133,226	(121,090)	0
NET INCREASE/(DECREASE) IN CASH	1,644,341	(442,753)	2,100,566

CASH AT BEGINNING OF YEAR	1,277,065	1,640,508	820,840
CASH AT END OF YEAR	$2,921,406	$1,197,755	$2,921,406

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$554,290	$610,280	$2,141,665
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Cash Paid During the Year for Interest Expense	$0	$0	$0
Non-Cash Dividend of Property	$0	$0	$129,822

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  DynaMexico was formed to acquire, invest in and develop resource properties in Mexico.  In March 2000, DynaResource and DynaMexico entered into agreements to acquire the San Jose de Gracia Mining District in Northern Sinaloa, Mexico (“SJG”). In December 2003, DynaMexico reported the complete and 100 % acquisition, consolidation and ownership of the entire SJG District. In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”), and acquired effective control of Mineras de DynaResource, S.A de C.V. (formerly Minera Finesterre S.A. De C.V.), (“Mineras”).   The Company owned 25% of Mineras and acquired effective control of Mineras by acquiring the option to purchase the remaining 75% of the Shares of Mineras. The Company finalized the option and acquisition of Mineras in January 2010, and now owns 100% of Mineras.   The results of Mineras are consolidated with those of the Company.

In January 2008, the Company transferred 15% of the shares  of DynaMexico to Goldgroup Mining  Inc. (“Goldgroup”), in exchange for $3,000,000 USD cash contributed to DynaMexico and  used for exploration and related expenditures at the San Jose de Gracia property (“SJG”).  In August 2008, the Company transferred an additional 10% of the shares of DynaMexico to Goldgroup in exchange for an additional $3,000,000 USD cash contributed to DynaMexico and used for exploration and related expenditures at SJG, and in March 2011, the Company transferred an additional 25% of the shares of DynaMexico to Goldgroup in exchange for an additional $12,000,000 USD cash contributed to DynaMexico and used for exploration and related expenditures at SJG (See Note 6 below).  Through March 31, 2011, Goldgroup has contributed $18,000,000 USD to DynaMexico, and it currently owns 50% of the outstanding shares of DynaMexico.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the nine months ended September 30, 2011 and 2010 (Mexican pesos per one U.S. dollar):

	September 30, 2011
Current exchange rate:	Pesos	13.77

Weighted average exchange rate for the nine months ended:	Pesos	12.04

	September 30, 2010
Current exchange rate:	Pesos	12.49

Weighted average exchange rate for the nine months ended:	Pesos	12.73

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

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of the IVA receivable as of September 30, 2011 and December 31, 2010 are $49,782 and $255,384, respectively.

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

Mining Properties:

The Company is an ‘Exploration Stage’ company as defined in “SEC Industry Guide 7”.  Mining properties consist of 33 concessions covering approximately 69,121 hectares, at the San Jose de Gracia property, the basis of which are deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves.  The Company has elected to expense a minimal amount of amortization due to the effects of exploration activities on the recoverable reserves.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;
•	estimated expected future operating costs, capital expenditures and reclamation expenditures.

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing,  no events have occurred that would require write-down of any assets.  As of September 30, 2011, no indications of impairment existed.

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

Advertising Costs:

The Company incurred no advertising costs for the nine months ended September 30, 2011 and 2010.

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

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.   For the nine months ended September 30, 2011 and 2010, the Company’s only component of comprehensive income was foreign currency translation adjustments.

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

There were no potentially dilutive common stock equivalents as of September 30, 2011, therefore basic earnings per share equals diluted earnings per share for the nine months ended September 30, 2011. The Company had no options outstanding at September 30, 2011.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at September 30, 2011 and December 31, 2010:

	2011	2010

Mining camp equipment and fixtures	$1,231,037	$546,636
Transportation equipment	268,253	268,253
Lab equipment	14,306	14,306
Machinery and equipment	30,514	30,514
Office furniture and fixtures	76,895	76,895
Office equipment	18,904	11,673
Computer equipment	32,250	32,250
Sub-total	1,672,159	980,527
Less: Accumulated depreciation	(684,219)	(617,645)
Total	$987,940	$362,882

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $66,575 and $45,592 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at September 30, 2011 and December 31, 2010:

	2011	2010
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(485,686)	(440,686)

Total Mining Properties	$4,217,681	$4,262,681

Amortization expense was $45,000 and $70,362 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 4 – NOTE RECEIVABLE FROM AFFILIATE

To December 31, 2010, the Company loaned a total of $805,760 USD to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, with one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV., (“DynaNevada de Mexico”).  The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5 % interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share.  The Company received 3,223,040 shares, which represents approximately 19.95%  of the outstanding shares of DynaNevada.   At the time of the exchange, the net book value of DynaNevada was approximately $695,000, consisting of $30,000 cash and unproven mining properties.   DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management of the Company believes will be resolved without material affect.   Based upon the above, Company Management estimated the value of the DynaNevada shares as of December 31, 2010 to be $70,000.  Company Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

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

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of September 30, 2011 and December 31, 2010 are as follows:

Deferred Tax Asset Related to:

	September 30, 2011	December 31, 2010
Prior Year	$5,147,021	3,244,101
Tax Benefit for Current Year	1,466,092	1,902,920
Total Deferred Tax Asset	6,613,113	5,147,021
Less: Valuation Allowance	(6,613,113	(5,147,021)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $26,000,000 at September 30, 2011, and will expire in the years 2025 through 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2011.

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

Earn In Activities:

Activities related to the exploration and development of SJG are being conducted by DynaMexico, through contract to the operating subsidiary of DynaResource, Inc. in Mexico, Mineras de DynaResource SA de CV.(“MinerasDyna”, the named “Operating Entity at the SJG Project”); with the management of personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones SA de CV., (“DynaOperaciones”). Management and administrative fees are charged by Mineras Dyna and DynaOperaciones, which are eliminated in consolidation.

On December 28, 2007, DynaMexico reported that Goldgroup had funded Phase II of the Earn In Agreement, through the contributions of Capital of $3,368,088 USD to DynaMexico and the expenditures related to the exploration of SJG of $27,063,453 Mexican pesos, with the remainder held in cash in DynaMexico. In January 2008, 15% of the outstanding Shares of DynaMexico were transferred to Goldgroup.

On July 16, 2008, DynaMexico reported that Goldgroup had funded Phase III of the Earn In Agreement through total contributions of capital under the Earn In Agreement of $6,118,009 USD with total expenditures related to the exploration of SJG of $57,252,898 Mexican pesos, with the remainder held in cash in DynaMexico.    In August 2008, an additional 10% of the outstanding Shares of DynaMexico were transferred to Goldgroup, so that Goldgroup held 25% of the total outstanding shares of DynaMexico as of December 31, 2008.

At March 15, 2011, DynaMexico reported that Goldgroup had funded  its total contributions of Capital pursuant to the Earn In Agreement of $18,000,000.  In March 2011, an additional 25 % of the outstanding shares of DynaMexico were transferred to Goldgroup so that Goldgroup holds a total of 50 % of the outstanding shares of DynaMexico.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company paid $82,500 and $50,000 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in the nine months ended September 30, 2011 and 2010, respectively.

In addition, the Company has issued its stock to the following directors and consultants for the nine months ended September 30, 2011 and 2010, respectively:

	2011	2010

Directors	$60,750	$0

Consultants	493,540	610,280

Totals	$554,290	$610,280

The above stock transactions were expensed as compensation in the financial statements.

During the nine months ended September 30, 2010, the Company’s revenue was earned from exploration services performed for a related party.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000 preferred shares at a par value of $1.00 per share.  These preferred shares have full voting rights.  In October 2007, the Company issued 1,000 shares of Preferred A shares to its CEO, and these 1,000 preferred A shares give the holder the right to name the majority of the members to the Board of Directors of the Company. These 1,000 preferred shares are outstanding at September 30, 2011 and December 31, 2010, respectively.

Common Stock:

The Company is authorized to issue 12,500,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At September 30, 2011 and December 31, 2010, there were 10,377,868 and 9,763,220 shares outstanding, respectively.    No dividends were paid in 2011 or 2010.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,250 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of September 30, 2011 and 2010, respectively.

Stock Issuances:

During the nine months ended September 30, 2011, the Company issued 484,648 common shares for cash for a total of $1,903,656.

During the nine months ended September 30, 2011, the Company issued 130,000 common shares for services for $554,290 of consulting or legal services. 15,000 of these were issued to Directors of the Company.

During 2010, the Company issued 124,244 common shares for cash for $3.50 per share.

During 2010, the Company also issued 264,673 shares for $901,437 of consulting services, which includes 12,500 shares to directors for $46,875 in services.

Treasury Stock:

During the nine months ended September 30, 2011, the Company did not purchase or sell any treasury shares.

Treasury stock is accounted for by the cost method.  During 2010, the Company repurchased 60,085 shares for $141,689 and resold 60,085 shares for $215,861.

Options and Warrants:

The Company has no options or warrants outstanding at September 30, 2011.

During 2010, 630,092 options were not exercised or reissued, and expired.

NOTE 9 – EMPLOYEE BENEFIT PLANS

During the nine months ended September 30, 2011 and the year ended December 31, 2010, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

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

In September 2011, the Company entered into a 12 month lease extension agreement for its corporate office.  The Company paid rent expense of $34,255 and $33,265 related to this lease for the nine months ended September 30, 2011 and 2010.

The following is a schedule of minimum lease payments required under the existing lease as of September 30, 2011:

Year Ended December 31	Amount

2011	$12,483
2012	33,288
$45,771

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 50% interest in DynaResource de México, S.A. de C.V.   Changes in Non-controlling Interest for the nine months ended September 30, 2011 follows:

2011
Beginning balance	$(1,923,300)
Ope Operating income (loss)	(1,407,861)
Other comprehensive income (loss)	(55,940)
End Ending balance	$(3,387,101)

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

As of September 30, 2011, the Company’s financial assets are measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.    There were no financial liabilities as of September 30, 2011.

	Fair Value Measurement at Sept 30, 2011 Using:
	Sept 30, 2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$2,921,405	$2,921,405	$-	$-
Investment in Affiliate	70,000	-	-	70,000
	$2,991,405	$2,921,405	$-	$70,000

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, an evaluation of subsequent events was performed through November 14, 2011, which is the date the financial statements were issued.   No items requiring disclosure were noted.

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

General

The Company holds 50% of the outstanding shares of  DynaResource de México, S.A. de C.V. (“DynaMéxico”), which owns 100% of the mineral concessions and related interest to the San José de Gracia mining property and district covering approximately 69,121 hectares located in and around San José de Gracia, Sinaloa State, México (“SJG”). SJG is located on the west side of the Sierra Madre Mountains, approximately 250 kilometers inland from the port city of Los Mochis, Sinaloa; and approximately 500 kilometers north of Mazatlan, Sinaloa.

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

Recent Financing Activity

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company and DynaMéxico negotiated and entered into the “Earn In / Option” agreement with Goldgroup Resources Inc. (now Goldgroup Mining Inc.), Vancouver, BC, dated September 1, 2006.  The Terms of the Earn In / Option provided for $ 18 M. USD financing from Goldgroup to DynaMéxico, over four Phases (through March 2011), and including exploration related expenditures at SJG, in exchange for Goldgroup’s earning of 50 % of the Shares of DynaMéxico.  (See Material Agreements; Earn In / Option Agreement.)

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

• For the period of July – September 2010, Drilling activity is suspended for the wet season.  During the quarter, Assays of drilling results are updated; the Block Model in Surpac is updated; and exploration plans are developed and programmed for start in October. And, the next 18,500 meter drill program commenced in October 2010.

• Continuing with Phase IV of the Earn In Agreement in 2010, and at December 31, 2010, an additional 10,882 Meters drilling was completed in 51 Drill Holes (SJG 2010 189 – 239).

At December 31, 2010, a total of 56,431 Meters drilling has been completed in 239 core drill holes financed pursuant to the Earn In Agreement.

➢ Continuing with Phase IV of the Earn In Agreement in 2011, and at March 31, 2011, an additional 12,310 meters Drilling was completed in 59 Drill Holes (SJG 240 – 298.)  At March 31, 2011, a Total of 68,741 Meters drilling has been completed in 298 core drill holes financed pursuant to the Earn In Agreement.

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

Identification of Additional Resource Target Areas:

Significant survey responses were reported for the following areas; and are projected for follow up drilling:

San Pablo; Up Dip;
San Pablo; Displacement Zone;
Tres Amigos; Down Dip and Northwest;
Tres Amigos; Extension Northeast;
Orange Tree; Down Dip;
La Cecena, Los Hilos, and Tepehauje;
Palos Chinos;
La Prieta;
La Purisima; Down dip at Southeast end;
Argyllic Zone; + 250 M. Down;

Structural Geologist – Ore Controls at SJG

Also in 2009, a structural geological consultant reviewed and mapped the SJG Property with regard to Ore Controls and Structural analysis.  An area of 2.8 Km by 3.4 Km was mapped; and a review was completed of the recent (2007-2008) drill core and drill logs through drill hole # 08-126.  The structural report and mapping are being utilized in planning drilling programs at SJG.   Information contained in the structural control report and analysis is described below:

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

Drilling Highlights by Specific Target area of SJG (through March, 2011):

The following drilling highlights are included by target area, and for the period through March 31, 2011:

San Pablo:

SJG 07-07	5 M. of 10.07 g/t., Including 2 M. of 24.55 g/t.; With Credits;
SJG 07-08:	7.2 M. of 2.64 g/t., Including 3.8 M. of 4.77 g/t., Including 2.3 M. of 7.258g/t.;
SJG 07-09:	2.1 M. of 7.2 g/t.; And, Deeper Zone of 5.50 M. of 4.94 g/t., Including 3.15 M. of 8.33 g/t.; with New Zone in Sediments;
SJG 07-12:	7.1 M. of 6.40 g/t., Including 4.2 M. of 10.39 g/t., And, Including 1.1 M. of 15.63 g/t.; And, Including 1.6 M. of 11.292 g/t;
SJG 07-23:	7 M. of 2.11 g/t., Including 1.4 M. of 9.16 g/t., with Copper Credits;
SJG 07-26:	3.7 M. of 2.45 g/t. (3.55 g/t. AU Equivalent), Including 1.9 M of 4.054 g/t.; And, 8.4 M. of 8.43 g/t., Including 4.1 M. of 16.82 g/t., with Copper Credits, And, Including 1.9 M. of 34.433 g/t;
SJG 07-27:	6.1 M. of 13.16 g/t. (15.40 g/t. AU Equivalent), Including 3.8 M. of 19.25 g/t., And Including 1.95 M. of 21.789 g/t., Including 1.8 M. of 17.646 g/t;

SJG 07-28:	5.3 M. of 2.05 g/t. (2.29 g/t. AU Equivalent), Including 2.3 M. of 3.902 g/t., with Zinc Credits, Including 1.1 M. of 5.4 g/t
SJG 07-29:	1.2 M. of 6.331g/t., with Copper Credits; 1.7 M. of 26.235 g/t., with Copper Credits; And, 1.4 M. of 2.707 g/t;
SJG 07-30:	1.6 M. of 5.98 g/t. (6.50 g/t AU Equivalent), with Copper and Zinc Credits; .9 M. of 4.22 g/t. (6.35 g/t. AU Equivalent), with Copper Credits;
SJG 07-31:	8.30 M. of 49.50 g/t., Or, 7.5 M. of 53.98 g/t.; Including 5.35 M. of 75.695 g/t.; Including 3.8 M. of 106.77 g/t; Including 1.5 M. of 240.61 g/t; with Copper and Zinc Credits
SJG 07-34	2.2 M. of 1.028 g/t.;
SJG 08-48:	13.60 M. of 3.09 g/t., Or, 11.04 M. of 3.840 g/t.; Including 3.68 M. of 6.62 g/t.; And Including 1.84 M. of 7.758 g/t; with Copper Credits;
SJG 08-51:	14.20 M. of 14.91 g/t., Including 10.78 M. of 19.44 g/t.; Or Including 9.05 M. of 23.12 g/t.; And, Including 3.50 M. of 42.32 g/t; with Copper Credits;
SJG 08-60:	9.1 M. of 5.02 g/t., Including 7.1 M. of 6.27 g/t., And, Including 2.2 M. of 17.315 g/t and Including 1 M. of 26.8 g/t; with Copper Credits;
SJG 08-89:	3.8 M. of 2.64 g/t., Including 1.3 M. of 4.520 g/t;
SJG 08-90:	6.7 M. of 3.564 g/t, Including 1.2 M. 0f 11.69 g/t;, And, Including .6 M. of 16.18 g/t; Including .6 M of 7.210 g/t; with Credits;
SJG 08-91:	2 M. of 17.530 g/t.;
SJG 08-92:	4.2 M. – 6.10 g/t; Including 1 M. of 23.314 g/t; And, 4.1 M. of 1.38 g/t; Including 2.3 M. of 2.1 g/t; And, 4.9 M. of 3.02 g/t., Including .4 M. of 30.445 g/t; And, .5 M. of 14.719 g/t;
SJG 08-93:	5.8 M., Including .4 M of 28.53 g/t;
SJG 08-96:	2.1 M. of 2.22 g/t., Including .55 M. of 4.750 g/t;
SJG 08-97:	4.3 M. of 8.68 g/t;, Including 2.1 M. of 17.05 g/t; with Copper and Zinc Credits;
SJG 08-98:	.5 M. of 2.165 g/t.;
SJG 09-131:	1.10 M. of 28.25 g/t (29.16 AU Equivalent); 1.75 M. of 7.18 g/t (9.27 AU Equivalent);1.30 M. of 6.97 g/t (7.75 AU Equivalent);
SJG 09-132:	50 M. of 7.1 g/t (11.20 AU Equivalent); 2.05 M of 4.08 g/t (4.97 AU Equivalent); .50 M. of 2.86 g/t (4.05 AU Equivalent);

SJG 09-133:	6.25 M. of 6.49 g/t (6.83 Au Equivalent), including 1.55 M. of 24.23 g/t; 2.07 M. of 3.57 g/t (3.78 AU Equivalent);
SJG 09-134:	.55 M. of 2.105 g/t (3.04 Au Equivalent); 2.48 M. of 4.33 g/t (5.11 Au Equivalent); .80 M. of 3.37 g/t (3.74 Au Equivalent);
SJG 09-135:	4.42 M. of 3.63 g/t (5.35 AU Equivalent), including 1 M. of 8.96 g/t.;
SJG 09-136:	2 M. of .611 g/t (.71 AU Equivalent);
SJG 09-138:	5.46 M. of 4.97 g/t (5.35 AU Equivalent), including 2.97 M. of 8.80 g/t.;
SJG 09-139:	.71 M. of 8.79 g/t; 5.50 M. of 20.51 g/t, Including 3.12 M of 34.91 g/t; And, Including 1.80 M. of 58.05 g/t.; And, Including .92 M. of 104.10 g/t;
SJG 09-140:	3.32 M. of .82 g/t, including 1.66 M. of 1.42 g/t; 5.24 M. of 2.15 g/t, including 1.14 M. of 6.4 g/t;
SJG 10-149:	1.3 M. of 4.8 g/t;
SJG 10-195:	.40 M. of 3.43 g/t; Including .73 M. of 2.18 g/t; And, Including 1.83M. of 2.2 g/t; And, Including 1.21 M of 3.68 g/t; And, Including 2.94 M of 3.26 g/t.
SJG 10-197:	1.16 M. of 2.83 g/t; And, Including 3.67 M. of 7.96 g/t; And, Including 3.30 M. of 28.38 g/t.
SJG 10-199:	1.56 M. of 9.14 g/t;
SJG 10-201:	2.10 M. of 15.78 g/t;
SJG 10-203:	.70 M. of 3.23 g/t; And, Including 1.91 M. of 3.42 g/t; And, Including 5.50 M. of 332.86 g/t;
SJG 10-205	95 M. of 6.71 g/t; And Including .45 M. of 7.73 g/t;
SJG 10-207:	3.05 M. of 16.74 g/t;
SJG 10-210:	4 M. of 2.58 g/t;
SJG 10-212:	4.80 M. of 5.90 g/t; And, Including 1.53 M. of 2.85 g/t;
SJG 10-213:	1.81 M. of 5.78 g/t;
SJG 10-215:	3.47 M. of 15.82 g/t; And, Including 1.40 M of 2.53 g/t;
SJG 10-217:	1.42 M. of 89.95 g/t;
SJG 10-219:	46 M. of 4.49 g/t; And Including .71 M. of 7.92 g/t; And, Including 1.41 M. of 10.82 g/t; And, Including .80 M. of 2.23 g/t;
SJG 10-221:	2.00 M. of 13.14 g/t; And, Including .54 M. of 3.26 g/t; And, Including .65 M. of 22.41g/t;
SJG 10-224:	2.23 M. of 5.29 g/t; And, Including 6.35 M. of 7.04 g/t; 3.35 M. of 11.93 g/t; And, Including .78 M. of 1.80 g/t; And, Including .45 M. of 6.84 g/t;

➢	SJG 11–236 to SJG 271; San Pablo Drill holes only reported here (See Table below):

SAN PABLO VEIN

	Drill Hole		Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)

SJG-10-236	112.96	117.03	4.07	11.38
And	140.50	140.95	0.45	5.85
SJG-10-238	257.00	258.30	1.30	2.40
SJG-11-245	104.40	105.16	0.76	3.16
SJG-11-247	63.60	65.45	1.85	10.49
And	70.70	72.23	1.53	2.73
including	71.77	72.23	0.46	5.70
And	80.00	83.47	3.47	5.00
including	81.37	83.47	2.10	7.38
SJG-11-249	97.60	98.60	1.00	2.28
And	108.20	109.93	1.73	8.21
And	130.50	131.08	0.58	8.61
SJG-11-250	101.72	104.81	3.09	20.15
SJG-11-253	149.45	151.21	1.76	4.89
SJG-11-255	154.55	155.05	0.50	3.19
SJG-11-258	102.27	102.90	0.63	2.51
And	111.50	111.90	0.40	15.62
SJG-11-261	52.72	53.12	0.40	7.07
And	109.03	109.43	0.40	4.42
And	114.00	114.68	0.68	8.97
SJG-11-263	119.88	121.13	1.25	9.47
And	131.39	131.79	0.40	3.87
And	1.34.35	134.75	0.40	2.73
And	144.23	145.02	0.79	5.06
SJG -11-264	145.21	146.45	1.24	21.21
SJG -11-268	92.65	94.25	1.60	11.74
And	153.00	153.92	0.92	3.18
SJG-11-272	86.80	87.30	0.50	2.73
SJG 11-279	126.49	129.00	2.51	3.48

DynaMexico reported that it commissioned an NI 43-101 compliant Technical Report for SJG in the third Quarter 2011, in order to update the resources at San Pablo and other main areas of SJG.

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

SJG 10-179:	1.76 M. – 1.585 g/t; And, 1.72 M. – 105.51 g/t; And, 4.678 M. – 5.70 g/t; Including 2.65 M. – 8.23 g/t; And, 2.30 M. – 4.79 g/t; Including 1.15 M. – 7.00 g/t;

SJG 10-181:	3.03 M. – 1.73 g/t; Including 1.5 M. – 2.885 g/t;

SJG 10-182:	.62 M. – 3.348 g/t; And, 1.01 M. – 2.85 g/t; And, .47 M. – 2.292 g/t;

SJG 10-182:	.62 M. – 3.348 g/t; And, 1.01 M. – 2.85 g/t;

SJG 10-225:	.40 M. of 3.63 g/t;

SJG 10-226:	8.04 M. of 18.47 g/t; Including 4.10 M. of 34.36 g/t;

SJG 10-227:	9.80 M. of 8.42 g/t; Including .40 M. of 113.95 g/t;

SJG 10-228:	1.83 M. of 3.88 g/t; And, 2.98 M. of 3.73 g/t;

SJG 10-229:	1.64 M. of 2.41 g/t; And, 1.55 M. of 5.46 g/t;

SJG 10-230:	4.54 M. of 18.09 g/t; Including 2.54 M. of 31.52 g/t;

SJG 10-231:	.52 M. of 2.62 g/t; And, 2.75 M. of 8.99 g/t; And, 1.7 M. of 2.34 g/t;

SJG 10-232:	1.87 M. of 3.15 g/t;

➢	SJG 11-233 to 11-280; Only Tres Amigos Drill Holes reported here (See Table below):

TRES AMIGOS VEIN

	Drill Hole		Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)

SJG-10-233	177.00	179.40	2.40	5.42
SJG-10-234	96.48	98.46	1.98	3.09
and	214.61	217.97	3.36	15.05
SJG-10-235	147.65	151.15	3.50	2.95
SJG-10-237	92.44	92.84	0.40	883.91
SJG-10-239	145.90	147.75	1.85	5.02
SJG-11-242	229.15	230.95	1.80	3.13
and	258.37	262.30	3.93	2.38
SJG-11-246	107.30	108.20	0.90	63.85
SJG-11-251	16.76	18.50	1.74	2.35
SJG-11-257	60.84	63.33	2.49	5.37
and	92.00	94.66	2.66	5.00
and	104.56	106.33	1.77	2.81
SJG-11-261	63.40	71.75	7.75	7.84
including	66.20	71.15	4.95	10.55
SJG-11-262	41.97	42.85	0.88	5.53
SJG-11-265	47.95	52.17	4.22	3.07
including	47.95	48.45	0.50	7.25
Including	50.31	52.17	1.86	4.98
SJG-11-267	86.76	87.16	.40	5.52
SJG-11-271	108.45	108.85	.40	5.49
and	115.40	122.66	7.26	9.34
including	115.40	116.72	1.32	14.17
Including	118.05	120.15	2.10	21.29
SJG-11-278	66.75	67.40	0.65	16.34
and	117.35	117.85	0.50	3.55
SJG-11-280	3.05	4.57	1.52	10.67
and	123.40	124.00	0.60	10.26

DynaMexico reported that it commissioned an NI 43-101 Technical Report for SJG in the third quarter of 2011, in order to update the resources at Tres Amigos and other main areas of SJG.

La Purisima:

SJG 07-21;	8 M. of 20.67 g/t., Including 6 M. of 26.89 g/t., Including 2.1 M. of 76.33 g/t.;

SJG 07-35;	4.4 M. of 1.54 g/t., Including 2.2 M. of 2.736 g/t.; And, 1.75 M. of 1.74 g/t;

SJG 07-36;	1.42 M. of 4.319 g/t.;

SJG 07-37;	4.45 M. of 3.07 g/t., Including 2.2 M. of 5.004 g/t.;
SJG 07-39;	2.05 M. of 2.479 g/t.; And, 4.2 M. of 8.55 g/t., Including 3.25 M. of 10.89 g/t.; And, Including 1.90 M. of 16.675 g/t;
SJG 07-40;	.8 M. of 2.43 g/t.; And, 1.8 M. of 1.763 g/t.;
SJG 07-42;	5.9 M. of 1.85 g/t., Including 2.2 M. of 3.316 g/t.; And, 1.1 M. of 3.475 g/t.;
SJG 08-63;	.4 M. of 11.694 g/t.;
SJG 08-68;	1.6 M. of 18.26 g/t., Including 1 M. of 23.9t;
SJG 08-70;	11.1 M. of 1.83 g/t., Including 2.3 M. of 5.190 g/t., And, Including 1.10 M. of 9.434 g/t.; And, 1.50 M. of 4.15 g/t., Including .25 M. of 16.274 g/t.; And, .2 M. of 4.292 g/t; Including Zinc Credits;
SJG 08-82;	1.70 M. of 18.218 g/t.;
SJG 08-84;	.36 M. of 39.5 g/t.; .17 M. of Zinc Credits;
SJG 10-161;	7.6 M. – 4.64 g/t; Including 1.6 M. – 18.88 g/t;
SJG 10-186;	1 M. – 2.579 g/t; And, 8.15 M. – 2.79 g/t; Including .6 M. – 30.57 g/t;
SJG 10-191;	1.28 M. of 2.08 g/t; And, 1.17 M. of 2.08 g/t;
SJG 10-193;	5.60 M. of 3.96 g/t;
SJG 10-198;	1.53 M. of 13.64 g/t;
SJG 10-202;	1.15 M. of 5.36 g/t;
SJG 10-206;	2.31 M. of 14.63 g/t;

➢	SJG 11-281 to 11-295; Only La Purisima Drill Holes reported here (See Table below):

LA PURISIMA VEIN

	Drill Hole		Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)
SJG11-281	87.60	88.39	0.79	4.78
SJG11-282	27.43	30.48	3.05	6.19
including	28.96	30.48	1.52	10.50
SJG11-282	74.45	76.66	2.21	8.01
including	74.45	75.36	0.91	18.87
and	89.92	91.44	1.52	6.03
and	108.00	109.67	1.67	2.86
and	152.40	153.92	1.52	7.79
SJG11-285	57.45	59.15	1.70	3.85
and	82.20	87.92	5.72	2.56
and	98.50	102.15	3.65	6.70
SJG11-287	137.35	140.07	2.72	3.01
SJG11-289	109.73	112.78	3.05	9.50
SJG11-295	43.11	43.84	0.73	2.82

DynaMexico reported that it commissioned an NI 43-101Technical Report for SJG in the third quarter 2011, in order to update the resources at La Purisima and other main areas of SJG.

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

SJG 08-80:	3.10 M. of 4.801 g/t., Including 1.50 M. of 7.372 g/t.; And, 1.10 M. of 3.169 g/t.;

SJG 08-120:	1.65 M. of 2.179 g/t.; And, .42 M. of 1.93 g/t.;

SJG 08-122:	.50 M. of 2.076 g/t.; And, .50 M. of 25.75 g/t; And, .95 M. of 1.94 g/t.;

SJG 09-143:	1.4 M. M. of 12.08 g/t;

SJG 09-144:	3.78 M. of 1.63 g/t, Including 1.35 M. of 2 g/t;

SJG 10-208:	2.06 M. of 6.60 g/t;

SJG 10-216:	1.77 M. of 5.45 g/t; And, 2.96 M. of 12.36 g/t;

SJG 10-218:	.40 M. of 2.53 g/t; And, 1.29 M. of 8.42 g/t;

SJG 10-220:	.40 M. of 2.83 g/t;

SJG 10-223:	1.25 M. of 2.28 g/t; And, 1.62 M. of 9.90 g/t; And, 3.15 M. of 2.33 g/t; And, 3.52 M. of 10.24 g/t; And, 3.05 M. of 2.18 g/t;

➢	SJG 11–244 to 292; La Union Area Holes only reported here (See Table below, and including Veta Tierra DDH 252, 256 and 259):

LA UNION VEIN

	Drill Hole		Mineralization
	From (m)	To (m)	Interval (m)	Au grade (g/t)

SJG-11-244	73.82	74.86	1.04	9.79
SJG-11-252	55.25	59.70	4.45	4.26
and	78.10	80.15	2.05	4.55
including	78.10	79.20	1.10	7.16
SJG-11-256	51.61	52.85	1.24	144.08
and	99.93	101.29	1.36	9.04
SJG-11-259	77.25	79.25	2.00	2.57
SJG-11-292	203.11	204.65	1.54	2.27

DynaMexico reported that it commissioned an NI 43-101 Technical Report for SJG in the third quarter 2011, in order to update the resources at La Union and other main areas of SJG.

Palos Chinos:

’97-63:	27.8 M of 2.3 g/t; Including 17.30 M. of 2.81 g/t; And, Including .7 M. of 9.25 g/t; And, Including 2.7 M. of 8.45 g/t;
SJG 07-02:	.75 M. of 17.5 g/t.;
SJG 07-16:	7.7 M. of 1.86 g/t., Including 4.35 M. of 3.09 g/t., Including 2.15 M. of 5.2 g/t.;
SJG 10-161:	7.6 M. – 4.64 g/t; Including 1.6 M. – 18.88 g/t;
SJG 10-186:	And, 8.15 M. – 2.79 g/t; Including .6 M. – 30.57 g/t;

La Prieta / Rosario / Rudolpho:

SJG 10-169:	.35 M. – 1.37 g/t; And, 8.42 M. – 3.80 g/t; Including 3.38 M. – 9.11 g/t; And, Including 1.7 M. – 11.61 g/t; And 1.85 M. – 1.56 g/t;
SJG 10-171:	.6 M. – 2.9 g/t;
SJG 10-172:	2.1 M. – 2.52 g/t; Including 1.1 M. – 4.47 g/t;
SJG 10-173:	1.3 M. – 1.302 g/t; And, 1.3 M. – 2.486 g/t;
SJG 10-174:	M. – 4.699 g/t; And, 11.69 M. – 1.08 g/t; Including 5.56 M. – 1.96 g/t; And, Including .86 M. – 3.754 g/t;

Target Areas at SJG remain virtually unexplored:

•	La Prieta; Historical + 200,000 Oz. Au production at average grade of + 28 g/t;

•	Rudolpho / Rosario;

•	Northeast Tres Amigos;

•	Northwest Tres Amigos;

•	Orange Tree;

•	Argillic Zone;

These drilling Results obtained through Phase 4 of the Earn In Agreement and at March 31, 2011 confirm extensions of mineralization, down dip of historical workings at SJG, with confirmation of high grade gold (as measured in grams per ton) which are consistent with historical and recent production. Specifically, San Pablo, La Purisima, Tres Amigos, La Cecena, and La Union areas have reported significant results. (See description of drilling highlights by target area above). The Company believes that sizeable inferred resources have been defined at San Pablo, Tres Amigos, La Union and La Purisima. Further drilling will be targeted at these main target areas.  In the quarter ended September 30, 2011, DynaMéxico commissioned a NI 43-101 technical report for SJG in order to update the Resources indicated by recent drilling.

An SJG Drill Intercepts Summary File, describing the mineralized intercepts of all core drill holes, including the drilling results of 1992, 1997, and including the recent drilling of 2007 – March 31, 2011 was filed as an exhibit to the Company’s 10-Q for the period ended June 30, 2011.

DynaMéxico Summary of Drilling Results

The drilling results obtained from San Jose de Gracia through March 31, 2011 (through DDH SJG 10-298) confirm the extensions of mineralization, down dip of historical workings, with confirmation of high grade gold (+ 10 g/t), and including bonanza grade ore shoots which are consistent with historical and recent production grades. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results.  (Note Drill Summary file referred to above.)  Further drilling will be targeted at Tres Amigos, San Pablo, La Union and La Purisima, and at Rosario / Rudolpho, Northeast Tres Amigos, La Prieta and Veta Tierra.  Numerous additional anomalies at SJG remain virtually unexplored and undrilled.

Company Interpretations and Estimates

In some areas of SJG, difficult topography has prevented the drilling of holes on conventional 50 M. spacing.  In some areas, specifically at Tres Amigos, the distance between drilled holes is + 100 M.  In these areas, DynaMéxico is considering the blasting and building of new roads in order to complete in-fill drill holes and conduct additional development work.  Nonetheless, the Company has interpreted the results of drilling activity, and considering the recent production activity as well; and it has calculated manually an estimate of the resource at SJG.  This manually calculated estimate includes inferred Oz. Au at the areas of:  San Pablo, Tres Amigos, Palos Chinos, La Union, and La Purisima; by assuming grade and width averaging between drill holes.  DynaMéxico expects to confirm the amount of resources at SJG under the guidelines and description of an updated NI 43-101 technical report, which was commissioned by DynaMexico in the third quarter 2011.

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

Current Resources and Potential

The current inferred resource defined by drilling through March 2011 is expected to be confirmed in the updated NI 43-101 Technical Report for SJG commissioned by DynaMexico in the third quarter 2011.

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

NI 43-101 Technical Report of Resources

In 3rd Quarter 2011, DynaMexico commissioned an NI 43-101 Technical Report for SJG, in order to update the resources defined by recent drilling through March 31, 2011. The Company expects this 43-101 technical report for SJG to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates of resources.   However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of March 31, 2011.

Economic Assessment Report / Feasibility Study

After DynaMexico receives the final 43-101 technical report confirming the estimated resources at SJG as defined by recent drilling programs; the Company expects DynaMexico to commission a preliminary Mining Plan and then a Preliminary Economic Assessment Report (“PEA”).  Considering the success and efficiency of the Pilot Production program conducted by DynaMexico during the period 2003 – 2006; the company expects the upcoming PEA study to reflect a “scaling up” of the recent pilot production operation. Thereafter, the Company expects DynaMexico to arrange for the competitive financing and subsequent installation of full scale mining and production facilities; with the expected target for annual production of 100,000 Oz. Au.

Structure of Company / Operations

Activities in México are conducted by DynaMéxico, through operating agreement to the operating subsidiary of DynaResource, Inc., and the named operating entity at SJG, Mineras de DynaResource SA de CV. (“MinerasDyna”); with the management of personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones, SA de CV (“DynaOperaciones”).  DynaResource, Inc. management and consultants continue to manage the three subsidiaries in México; while Chairman / CEO K.D. Diepholz is the President of each of the three companies.  Management and administrative fees are charged by MinerasDyna and DynaOperaciones, which are eliminated in consolidation.

Competitive Advantage

The Company, through its subsidiaries, has been conducting business in México since March 2000.   During this period the Company believes it has structured its subsidiaries properly and strategically, and during which time the Company has retained key personnel through its subsidiaries and developed key relationships and support.  The Company believes its experience and accomplishments in México gives it a competitive advantage, even though many competitors may be larger and have more capital resources.

Drilling Programs

Drilling programs at SJG are expected to resume when budgeted and financed, and are being planned considering the results of the magnetic and IP surveys, and in consideration of the recent analysis of the structure and ore controls at SJG, and in consideration of the updated Ni 43-101 technical report for SJG when finalized.  A 15,000 Meter drill program was carried out and completed at June 30, 2010.  Subsequently, the next 18,500 meters drilling at SJG was completed in spring 2011. Approximately 68,000 meters drilling was completed pursuant to the Earn In Agreement, and paid from the $ 18 M. USD. funding received from Goldgroup.   The Company expects continued drilling in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the company expects extensions to mineralization along strike and down dip from the main target areas.

Capital Contributions and Expenditures to Earn In

Goldgroup contributed $4,000,000 USD to DynaMéxico, in the quarter ending March 31, 2011, pursuant to phase IV of the Earn-In.   The total capital contributed by Goldgroup to DynaMéxico through March 31, 2011 was $18 M. USD.

Competition

DynaMéxico retains 100% of the rights to mining concessions over the area of the San José de Gracia property and currently sees no competition for mining on the lands covered by those concessions.  If DynaMéxico were to re-start production activities, the sale of gold and any bi-products would be subject to global market prices; which prices fluctuate daily.   The Company was successful in selling gold concentrates produced from SJG in prior years; and the Company expects willing buyers for its produced products in the future.  Actual prices received by DynaMéxico would depend upon these global market prices, less processing charges and any deductions.

POTENTIAL RISKS

Funding from Goldgroup Mining Inc.:

Funding for the exploration activity at SJG was primarily funded from the capital contributions to DynaMéxico from Goldgroup Mining Inc.  At March 15, 2011 Goldgroup deposited funds to bring its total deposits under the Earn In / Option Agreement to $ 18 M. USD. There is no certainty that additional funding from Goldgroup will continue or otherwise be available to the Company, or to DynaMexico.  Funding by Goldgroup under the Earn In has ceased and DynaMexico and the Company may be required to fund further exploration work through its own capital reserves, or to obtain alternate financing sources.  Any alternate funding sources could result in additional dilution to shareholders.

Potential Conflicts with Shareholder of DynaMéxico (Non-Controlling Interest Holder):

While the Company believes it has negotiated and authorized proper agreements to provide for the financing and exploration of SJG, there exists potential for conflicts with Goldgroup Mining Inc.  Concurrently, MinerasDyna has been named the exclusive operating entity of the SJG Project; and MinerasDyna is owned 100 % by DynaResource and is managed by officers of DynaResource.  Also, DynaResource carries 50 %  of the seats on the Board of Directors of DynaMéxico, and also carries 100% of the Seats on the Boards of MinerasDyna and 100% of the Seats of the Board of DynaOperaciones.  Mr. K.D. Diepholz, chairman and CEO of DynaResource, Inc. and Mr. Charles E. Smith, CFO of DynaResource, Inc. are the President and Treasurer respectively for DynaMéxico, MinerasDyna, and DynaOperaciones.  Inherent in the structure of Ownership and Operation of the SJG Project is the potential for conflicts that could materially affect operations.

Mineable Resource

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

Company Interpretations and Estimates

The Company currently estimates the inferred resource at SJG in its own block model and resource calculations. There can be no assurance that the company’s interpretations or estimates will be proven correct, or that future results will be consistent with past results.

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

50% of the Interest In and Revenue from DynaResource de México May be Owned by Goldgroup Mining Inc.:

At March 15, 2011 Goldgroup deposited Funds to DynaMexico which brought its total amount of funds contributed under the Earn In to $ 18 M. USD.  As a result, Goldgroup received an additional Stock Certificate in DynaMexico so that Goldgroup now holds 50% of the outstanding shares of DynaMexico.  As a result, DynaResource, Inc. and its shareholders retain 50% of the shares of DynaResource de México.  Investors in the Company’s shares should be aware that any benefits to be derived from the ownership of 50 % of the shares of DynaResource de México could be shared 50% with Goldgroup.

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

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

REVENUE.  Revenue for the three months ended September 30, 2011 and 2010 was $0 and $100,288, respectively and revenue for the nine months ended September 30, 2011 and 2010 was $ 0 and $320,074, respectively. This income was produced by providing exploration work for a related entity. The company ceased its own production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources. The funds for current exploration activity are contributed by Goldgroup Mining, Inc., pursuant to the  Earn In Agreement,  as described  in this 10-Q (See Earn In and Option Agreement / Material Agreements).

COST OF EXPLORATION. Exploration costs were $160,950 and $512,915 for the three months ended September 30, 2011 and 2010 respectively, and $2,556,374 and $2,301,733 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in costs was due to the increase in exploration and drilling activity from one year to the next.

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2011 and 2010 were $909,240 and $1,016,139 respectively and $1,756,530 and $1,782,130 for the nine months ended September 30, 2011 and 2010 respectively. The above expenses include depreciation and amortization amounts of $38,061 and $41,274 for the three months ended September 30, 2011 and 2010, respectively and $111,575 and $115,954 for the nine months ended September 30, 2011 and 2010 respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency translation gain or (loss) was $273 and $576 for the three months ended September 30, 2011 and 2010, respectively and $870 and $2,338 for the nine months ended September 30, 2011 and 2010 respectively.  Currency translation gain or (loss) was $(89,869) and $(412,457) for the three months ended September 30, 2011 and 2010, respectively and $245,106 and $(80,548) for the nine months ended September 30, 2011 and 2010 respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended September 30, 2011 and 2010 was $190,079 and $120,421 respectively and the non-controlling interest portion of our net loss for the nine months ended September 30, 2011 and 2010 was $1,407,861 and $537,541 respectively. This is due to the Company reporting a greater year over year loss and due to Goldgroup owning 50% at September 30, 2011 versus 25% at September 30, 2010.

COMPREHENSIVE (LOSS). Comprehensive loss includes the company’s net loss plus the currency translation gain (loss) for the period which was a loss of $868,313 and a loss of $1,672,353 for the three months ended September 30, 2011 and 2010,  respectively and a loss of $2,715,007 and a loss of $3,318,521 for the nine months ended September 30, 2011 and 2010 respectively.

LIQUIDITY AND CAPITAL RESOURCES. The Company has sufficient capital on hand to fund overhead operations for the next two years.

PLAN OF OPERATION

Future Capital Contributions and Expenditures

Pursuant to the terms of the Earn In / Option Agreement, Goldgroup was to contribute a total of $ 18 M. USD, to DynaMéxico, on or before March 15, 2011.  As of March 15, 2011, Goldgroup had contributed $18,000,000 USD to DynaMexico, and DynaMexico issued additional shares to Goldgroup so that Goldgroup now holds a total of 50 % of the outstanding shares of DynaMexico.

NI 43-101 Technical Report of Resources at SJG

In third Quarter of 2011, DynaMexico commissioned an NI 43-101 Technical Report for SJG in order to update the resources defined by drilling at SJG through March 31, 2011. The Company expects this 43-101 technical report to confirm its internal work with the Block model in Surpac at SJG, and also to confirm consistency with the company’s interpretation and estimates of resource. However, additional drilling and in-fill drill holes may be necessary in order to confirm consistency of grade and width between drill holes as of March 31, 2011.

Future Feasibility Study / Economic Assessment

Considering the historic production reported from SJG and the results of the recent production operations, and the results of the drilling activity to date; and considering the Block model in Surpac being developed; and considering the Company’s manual estimate of resource at SJG;  the Company recognizes the potential for  a + 100,000 Oz. gold per year production operation at SJG.    The Company expects DynaMéxico to complete a preliminary Mining Plan and then a Preliminary Economic Assessment or Economic Assessment Report and/or a Feasibility Study to define the full scale production plans at SJG.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2011, our Chief Executive Officer and Chief Financial Officer as of September 30, 2011, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at September 30, 2011. Based on its evaluation, our management concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

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

DynaResource, Inc.

Date: November 16, 2011	By:	/s/ K.W. (“K.D.”) Diepholz
K.W. (“K.D.”) Diepholz, Chairman / CEO