Form 10-Q
period 2012-03-31
DYNARESOURCE INC
filed 2012-05-11
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period  ___________ to ____________.

Commission File Number 0-53237

DYNARESOURCE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	94-1589426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

222 W Las Colinas Blvd., Suite 744 East Tower, Irving, Texas 75039
(Address of principal executive offices)

  (972) 868-9066
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☑   No  ☐

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

Yes  ☐   No  ☑

As of May 10, 2012, there were 10,721,618 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3

	Notes to Financial Statements	7 - 17

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	18 - 31

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	32

ITEM 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	33

ITEM 2.	Changes in Securities	33

ITEM 3.	Default Upon Senior Securities	33

ITEM 4.	Submission of Matters to a Vote of Security Holders	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits and Reports on Form 8-K	34

CERTIFICATIONS		35

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

	2012	2011

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,199,302	$2,670,933
Foreign Tax Receivable	71,112	34,593
Other Current Assets	50,800	45,134
Total Current Assets	2,321,214	2,750,660

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $728,426 and $705,511)	944,404	967,319
Mining Properties (Net of Accumulated Amortization of $497,161 and $484,842)	4,206,206	4,218,525
Total Fixed Assets	5,150,610	5,185,844

Other Assets:
Investment in Affiliate	70,000	70,000
Other Assets	200,999	178,178
Total Other Assets	270,999	248,178
TOTAL ASSETS	$7,742,823	$8,184,682

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$36,455	$73,266
Accrued Expenses	49,332	52,029
Total Current Liabilities

Long-Term Liabilities	85,7870	125,2950

TOTAL LIABILITIES	$85,788	$125,295

Equity:
Preferred Stock, $1.00 par value, 10,000 shares authorized
1,000 and 1,000 shares issued and outstanding	$1,000	$1,000
Common Stock, $0.01 par value, 25,000,000 and 12,500,000 shares authorized
10,672,618 and 10,602,868 shares issued and outstanding	106,726	106,029
Preferred Rights	40,000	40,000
Additional Paid In Capital	39,044,531	38,421,114
Other Comprehensive Income	186,701	575,600
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(21,941,339)	(21,493,034)
Total DynaResource, Inc. Stockholders’ Equity	11,435,103	11,648,193
Noncontrolling Interest	(3,778,067)	(3,588,806)
TOTAL EQUITY	7,657,036	8,059,387

TOTAL LIABILITIES AND EQUITY	$7,742,823	$8,184,682

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
through March 31, 2012

	2012	2011	Cumulative Since Reentering the Exploration Stage (January 1, 2007 through March 31, 2012)

REVENUES	$0	$0	$346,726

EXPLORATION EXPENSES (exclusive of depreciation and amortization shown separately below)	234,871	1,663,036	14,675,987
GROSS PROFIT (DEFICIT)	(234,871)	(1,663,036)	(14,329,261)

OPERATING EXPENSES
Depreciation and Amortization Stock Issued for Services	35,234 0	35,232 93,181	759,175 2,748,564
General and Administrative	781,755	318,262	7,081,059
TOTAL OPERATING EXPENSES	816,989	446,675	10,588,798

NET OPERATING INCOME (LOSS)	(1,051,860)	(2,109,711)	(24,918,059)

OTHER INCOME (EXPENSE)
Portfolio Income	250	297	21,613
Currency Translation Gain (Loss)	381,491	474,633	(1,086,248)
Other Income	0	0	2,987
TOTAL OTHER INCOME (EXPENSE)	381,741	474,930	(1,061,648)

NET INCOME (LOSS) BEFORE INCOME TAXES	(670,119)	(1,634,781)	(25,979,707)

Provision for Income Taxes (Expense) Benefit	0	0	38,259

NET INCOME (LOSS)	$(670,119)	$(1,634,781)	$(25,941,448)

Net Loss Attributable to Non-Controlling Interest	221,814	724,230	3,769,897

NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(448,305)	(910,551)	(22,171,551)

Unrealized Loss on Securities Held for Sale	0	0	(735,760)

Unrealized Currency Translation Gain (Loss)	80,556	6,125	1,052,039

TOTAL COMPREHENSIVE INCOME (LOSS)	(367,739)	(904,426)	(21,855,272)
Comprehensive (Income) Loss Attributable To Non-Controlling Interest	(32,553)	(1,531)	39,395

COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(400,292)	$(905,957)	$(21,815,877)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average Shares Outstanding Basic and Diluted	10,615,903	9,833,388
Income (Loss) per Common Share, Basic and Diluted	$(0.0631)	$(0.1085)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2012 and the Year Ended December 31, 2011

	Preferred		Common		Preferred	Additional Paid In	Treasury	Other Comprehensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2011	1,000	$1,000	9,763,220	$97,632	$40,000	$31,011,472	$0	$405,948	$(6,002,516)	$(17,223,915)	$8,329,621

Sale of Common Shares			565,148	5,652		2,220,005					2,225,657
Issuance of Common Shares for Services			274,500	2,745		1,158,444					1,161,189
Common Stock Options Issued						31,476					31,476
Other Comprehensive Income								169,652			169,652
DynaMexico Earn In						3,999,717					3,999,717
Net Income (Loss)										(4,269,119)	(4,269,119)
Stockholders’ Equity, December 31, 2011	1,000	$1,000	10,602,868	$106,029	$40,000	$38,421,114	$0	$575,600	$(6,002,516)	$(21,493,034)	$11,648,193

Sale of Common Shares			69,750	697		406,053					406,750
Common Stock Options Issued						217,364					217,364
Other Comprehensive Income								(388,899)			(388,899)
Net Income (Loss)										(448,305)	(448,305)
Stockholders’ Equity, March 31, 2012	1,000	$1,000	10,672,618	$106,726	$40,000	$39,044,531	$0	$186,701	$(6,002,516)	$(21,941,339)	$11,435,103

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
And Cumulative Since Re-entering the Development Stage (January 1, 2007)
through March 31, 2012

	2012	2011	Cumulative Since Reentering the Development Stage (January 1, 2007) through March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(670,119)	$(1,634,781)	$(25,941,448)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	0	93,181	2,748,564
Issuance of Common Stock Options	217,364	0	248,840
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	35,234	35,232	759,175
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) in Foreign Tax Receivable	(36,519)	(160,982)	(21,907)
(Increase) Decrease in Other Current Assets	(5,666)	(1,527)	115,393
(Increase) in Other Assets	(22,821)	0	(200,999)
(Decrease) in Accounts Payable	(36,811)	(23,098)	(4,949)
(Decrease) in Accrued Expenses	(2,697)	(10,633)	(54,804)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(522,035)	(1,702,608)	(22,162,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	0	(631,767)	(1,089,096)
Retirement of Fixed Assets	0	0	20,148
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	0	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	0	(631,767)	(1,138,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	0	4,000,000	17,674,712
Proceeds from Sale of Common Stock	406,750	510,256	6,729,701
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	(359,346)	(460,435)	185,346
Purchase of Treasury Stock	0	0	(372,479)
Sale of Treasury Stock	0	0	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	50,404	4,049,821	24,679,655
NET INCREASE (DECREASE) IN CASH	(471,631)	1,715,446	1,378,462

CASH AT BEGINNING OF PERIOD	2,670,933	1,277,065	820,840
CASH AT END OF PERIOD	$2,199,302	$2,992,511	$2,199,302

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$0	$93,181	$2,748,564
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Non-Cash Conversion of Note Receivable to Equity	$0	$0	$750,000
Non-Cash Issuance of Stock Options	$217,364	$0	$248,840
Non-Cash Dividend of Property	$0	$0	$129,822
Cash Paid for Interest	$0	$0	$0
Cash Paid for Income Taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012

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

In January 2008, DynaMexico issued 15% of its outstanding common shares to Goldgroup Resources Inc. (“Goldgroup”), in exchange for $3,000,000 USD cash contribution for exploration expenditures at the San Jose de Gracia property (“SJG”), and in August 2008, DynaMexico issued an additional 10% of its outstanding common shares to Goldgroup in exchange for an additional $3,000,000 USD cash for exploration expenditures, and in March 2011, DynaMexico issued an additional 25% of its outstanding common shares to Goldgroup in exchange for an additional $12,000,000 USD cash for exploration expenditures  (See Note 6 below).  Through December 31, 2011 and March 31, 2012, Goldgroup has contributed $18,000,000 USD to DynaMexico, and it currently owns 50% of the outstanding common shares of DynaMexico.

 The Company produced approximately $7,637,150 in revenues from production activities conducted during the years ended December 31, 2003 through 2006, and suspended this activity voluntarily to concentrate its efforts on exploration and development.  In accordance with that decision, as of January 1, 2007, the Company reentered the Exploration Stage and has presented its cumulative results since reentering the Exploration Stage, in accordance with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, and will continue this presentation until it again has revenues from operations.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the periods ended March 31, 2012 and December 31, 2011 (Mexican pesos per one U.S. dollar):

	March 31, 2012
Current exchange rate:	Pesos	12.78

Weighted average exchange rate for the quarter ended:	Pesos	12.98

	December 31, 2011
Current exchange rate:	Pesos	13.97

Weighted average exchange rate for the year ended:	Pesos	12.42

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.    At March 31, 2012, the Company had a balance of $1,238,200 that was in excess of the FDIC insurance limit and $515,978 which is currently insured in full under the FDIC’s temporary unlimited coverage on non-interest bearing transactions accounts, which expires on December 31, 2012. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection.  No allowance has been established as all receivables were deemed to be fully collectable.

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of the IVA receivable as of March 31, 2012 and December 31, 2011 are $71,112 and $34,593, respectively.

Inventory:

As the Company ceased mining production in 2006, there is no inventory as of March 31, 2012 and December 31, 2011.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing, no events have occurred that would require write-down of any assets.  As of March 31, 2012, no indications of impairment existed.

Exploration Costs:

Exploration costs not directly associated with proven reserves on the mining concessions are charged to operations as incurred.  Exploration, development, direct field costs and administrative costs are expensed in the period incurred.

The carrying amounts of the mining concessions are reviewed at each calendar year end to determine whether there is any indication of impairment or at other times if indications of impairment exist.

As of March 31, 2012, no indications of impairment existed.

Advertising Costs:

The Company incurred no advertising costs for the three months ended March 31, 2012 and 2011.

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

Comprehensive Income:

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.   For the periods ended March 31, 2012 and December 31, 2011, the Company’s components of comprehensive income were foreign currency translation adjustments and unrealized losses on securities held for sale.

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements",”.   Revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sale price is fixed or determinable and receipt of payment is probable.

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

There were no potentially dilutive common stock equivalents as of March 31, 2012, therefore basic earnings per share equals diluted earnings per share for the year ended March 31, 2012.  The Company had 215,250 options outstanding at March 31, 2012.  As the Company incurred a net loss during the year ended March 31, 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the three months ended March 31, 2011, the basic and diluted loss per common share is the same amount.   As of March 31, 2011, the Company had zero stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at March 31, 2012 and December 31, 2011:

	2012	2011

Mining camp equipment and fixtures	$1,224,540	$1,224,540
Transportation equipment	268,253	268,253
Lab equipment	14,306	14,306
Machinery and equipment	43,187	43,187
Office furniture and fixtures	76,895	76,895
Office equipment	11,673	11,673
Computer equipment	33,976	33,976
Sub-total	1,672,830	1,672,830
Less: Accumulated depreciation	(728,426)	(705,511)
Total	$944,404	$967,319

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $22,915 and $20,232 for the three months ended March 31, 2012 and 2011, respectively.  The Company acquired a tractor during 2011 that was not in service as of March 31, 2012, and therefore, has not yet been depreciated.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at March 31, 2012 and December 31, 2011:

	2012	2011
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(497,161)	(484,842)

Total Mining Properties	$4,206,206	$4,218,525

Amortization expense was $12,319 and $15,000 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 4 – INVESTMENT IN AFFILIATE

Through March 31, 2012 the Company loaned a total of $805,760 USD to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which maintains one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV. (“DynaNevada de Mexico”).  The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.  DynaNevada is a related entity (affiliate), and through its subsidiary DynaNevada de Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”).  DynaNevada de Mexico completed the Option with IMMSA in March 2010, so that DynaNevada de Mexico now owns 100% of the Santa Gertrudis Property.  In June, 2010, DynaNevada de Mexico acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share.  The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada.   At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties.   DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management believes has no merit.  Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of March 31, 2012 and December 31, 2011 to be $70,000.  Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of March 31, 2012 and December 31, 2011 are as follows:

Deferred Tax Asset Related to:

	2012	2011
Prior Year	$7,008,203	5,004,276
Tax Benefit for Current Year	227,840	2,003,927
Total Deferred Tax Asset	7,236,043	7,008,203
Less: Valuation Allowance	(7,236,043)	(7,008,203)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $28,500,000 at March 31, 2012, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2012.

NOTE 6 – MATERIAL AGREEMENTS

Financing/Sale of Stock of Subsidiary:

On September 1, 2006 the Company and DynaMexico signed a “Stock Purchase and Earn In Agreement” (“Earn In”) between DynaResource and DynaMexico, (“Seller”) and Goldgroup Mining, Inc. (formerly Goldgroup Resources, Inc.), of Vancouver, British Columbia (“Goldgroup”), (“Buyer”), and Together, (“the Parties”).

The Earn In provided for Goldgroup to contribute $18,000,000 on or before March 15, 2011 in exchange for fifty per cent (50%) of the total outstanding common shares of DynaMexico, the 100 % owner of the San Jose de Gracia Project in northern Sinaloa Mexico (“SJG”). The remaining balance of the $18,000,000 to be contributed was completed on March 14, 2011 and Goldgroup now owns 50% of the outstanding common shares of DynaMexico.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company paid $0 and $12,500 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in the three months ended March 31, 2012 and 2011, respectively.

In addition, the Company has issued its stock to the following directors and consultants for the periods ended March 31, 2012 and December 31, 2011, respectively:

	2011	2010

Directors	$0	$85,500

Consultants	$0	$1,075,689

Totals	$0	$1,161,189

The above stock transactions were expensed as compensation in the financial statements.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is authorized to issue 10,000 shares of its Series A Preferred Stock, having a par value of $1.00 per share.  Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company.  In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. An aggregate of 1,000 shares of Series A Preferred Stock were outstanding at March 31, 2012 and December 31, 2011, respectively.

Common Stock:

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At March 31, 2012 and December 31, 2011, there were 10,672,618 and 10,602,868 shares outstanding, respectively.  No dividends were paid in 2012 or 2011.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,000 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of March 31, 2012 and December 31, 2011, respectively.

Stock Issuances:

During the three months ended March 31, 2012, the Company issued 69,750 common shares for cash.

During 2011, the Company issued 565,148 common shares for cash.

During 2011, the Company also issued 274,500 shares for $1,161,189 of consulting services. Included in this amount was 20,000 shares issued to directors for $85,500 in services.

Treasury Stock:

Treasury stock is accounted for by the cost method.

Options and Warrants:

The Company had 215,250 options or warrants outstanding at March 31, 2012.

During the three months ended March 31, 2012, 190,250 options were issued, none were exercised and none expired.  The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

During 2011, 25,000 options were issued, none were exercised and none expired.   The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

NOTE 9 – EMPLOYEE BENEFIT PLANS

During the periods ended March 31, 2012 and December 31, 2011, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

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

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2011 the Company entered into a one year extension of the lease through August 31, 2012. In The Company paid rent expense of $11,520 and $12,776 related to this lease for the three months ended March 31, 2012 and 2011.

The following is a schedule of minimum lease payments required under the existing lease as of March 31, 2012:

Year Ended December 31:	Amount

2012	$19,200
2013 and beyond	0
Total	$19,200

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 50% interest in DynaResource de México, S.A. de C.V.  Changes in Non-controlling Interest for the three months ended March 31, 2012 and the year ended December 31, 2011 were as follows:

	Three Months Ended	Year ended
	March 31, 2012	Dec 31, 2011
Beginning balance	$(3,588,806)	$(1,923,300)
Operating income (loss)	(221,814)	(1,624,783)
Other comprehensive income (loss)	32,553	(40,723)
Ending balance	$(3,778,067)	$(3,588,806)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of FASB 160 as of January 1, 2009.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

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

As of March 31, 2012 and December 31, 2011, the Company’s financial assets are measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. There were no financial liabilities as of March 31, 2012.

	Fair Value Measurement at March 31, 2012 Using:
	December 31, 2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$2,199,302	$2,199,302	$-	$-
Investment in Affiliate	70,000	-	-	70,000
	$2,269,302	$2,199,302	$-	$70,000

	Fair Value Measurement at December 31, 2011 Using:
	December 31, 2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$2,670,933	$2,670,933	$-	$-
Investment in Affiliate	70,000	$-	$-	$70,000
	$2,740,933	$2,670,933	$-	$70,000

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

IMPORTANT NOTE REGARDING CANADIAN DISCLOSURE STANDARDS

The Company is an “OTC Reporting Issuer” as that term is defined in BC Instrument 51-509, Issuers Quoted in the U.S. Over-the-Counter Markets, promulgated by the British Columbia Securities Commission. Accordingly, certain disclosure in this annual report has been prepared in accordance with the requirements of securities laws in effect in Canada, which differ from the requirements of United States securities laws. In Canada, an issuer is required to provide technical information with respect to mineralization, including reserves and resources, if any, on its mineral exploration properties in accordance with Canadian requirements, which differ significantly from the requirements of the United States Securities and Exchange Commission (the “SEC”) applicable to registration statements and reports filed by United States companies pursuant to the Securities Act or the Exchange Act. As such, information contained in this annual report concerning descriptions of mineralization under Canadian standards may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements of the SEC and not subject to Canadian securities legislation. This annual report may use the terms “measured mineral resources”, “indicated mineral resources” and “inferred mineral resources”. While these terms are recognized and required by Canadian securities legislation (under National Instrument 43-101, Standards of Disclosure for Mineral Projects), the SEC does not recognize them. United States investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted to reserves. In addition, “inferred mineral resources” have a great amount of uncertainty as to their existence and economic and legal feasibility. It cannot be assumed that all or any part of a measured mineral resource, indicated mineral resource or inferred mineral resource will ever be upgraded to a higher category. Under Canadian securities legislation, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, although they may form, in certain circumstances, the basis of a “preliminary economic assessment” as that term is defined in National Instrument 43-101, Standards of Disclosure for Mineral Projects. U.S. investors are cautioned not to assume that any part or all of any reported measured mineral resources, indicated mineral resources, or inferred mineral resources referred to herein or in the Technical Report are economically or legally mineable.

Company

DynaResource, Inc., the Company described herein, is a Delaware corporation, with offices located at 222 W. Las Colinas Blvd., Suite 744 East Tower, Irving, Texas 75039. It can be reached by phone at (972) 868-9066 and by fax at (972) 868-9067.

History

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

Mineral Resource and Classification for San Jose de Gracia Project

						TRES AMIGOS VEIN
	ORE			GRADE					CONTAINED
Cutoff	tonnes	Au g/t	Ag g/t	Cu%	Pb%	Zn%	Au oz	Ag oz	Cu Kgs.	Pb Kgs.	Zn Kgs.
						INDICATED
0.00	1,166,000	3.747	9.0	0.186	0.050	0.327	140,000	337,000	2,165,000	578,000	3,815,000
0.50	1,166,000	3.747	9.0	0.186	0.050	0.327	140,000	337,000	2,165,000	578,000	3,815,000
1.00	1,128,000	3.845	9.2	0.189	0.051	0.334	139,000	333,000	2,137,000	570,000	3,774,000
1.50	1,019,000	4.124	9.7	0.200	0.053	0.351	135,000	319,000	2,038,000	537,000	3,572,000
2.00	893,000	4.458	10.3	0.210	0.056	0.367	128,000	297,000	1,875,000	499,000	3,276,000
2.50	758,000	4.853	10.8	0.218	0.059	0.385	118,000	263,000	1,652,000	450,000	2,917,000
3.00	608,000	5.366	11.3	0.220	0.061	0.386	105,000	221,000	1,338,000	374,000	2,349,000
						INFERRED
0.00	1,994,000	4.795	9.3	0.204	0.050	0.337	307,000	595,000	4,073,000	996,000	6,725,000
0.50	1,992,000	4.801	9.3	0.205	0.050	0.338	307,000	595,000	4,073,000	996,000	6,722,000
1.00	1,937,000	4.913	9.5	0.208	0.051	0.341	306,000	589,000	4,028,000	981,000	6,600,000
1.50	1,702,000	5.426	10.3	0.223	0.055	0.359	297,000	561,000	3,799,000	929,000	6,114,000
2.00	1,453,000	6.045	11.0	0.233	0.055	0.376	282,000	514,000	3,390,000	802,000	5,460,000
2.50	1,165,000	6.981	11.5	0.225	0.061	0.410	261,000	432,000	2,617,000	710,000	4,781,000
3.00	950,000	7.933	11.5	0.204	0.065	0.432	242,000	350,000	1,935,000	620,000	4,107,000

					SAN PABLO VEIN
	ORE			GRADE					CONTAINED
Cutoff	tonnes	Au g/t	Ag g/t	Cu%	Pb%	Zn%	Au oz	Ag oz	Cu Kgs.	Pb Kgs.	Zn Kgs.
						INDICATED
0.00	1,530,000	5.773	11.6	0.254	0.011	0.034	283,000	573,000	3,878,000	162,000	513,000
0.50	1,527,000	5.783	11.7	0.254	0.011	0.034	284,000	573,000	3,877,000	162,000	512,000
1.00	1,482,000	5.935	11.9	0.259	0.011	0.034	283,000	568,000	3,839,000	158,000	500,000
1.50	1,401,000	6.204	12.3	0.267	0.011	0.034	279,000	553,000	3,735,000	153,000	478,000
2.00	1,308,000	6.522	12.7	0.276	0.011	0.035	274,000	535,000	3,607,000	147,000	458,000
2.50	1,197,000	6.917	13.2	0.288	0.012	0.036	266,000	508,000	3,441,000	139,000	432,000
3.00	1,091,000	7.320	13.7	0.297	0.012	0.037	257,000	480,000	3,241,000	132,000	405,000
						INFERRED
0.00	860,000	4.179	8.8	0.159	0.010	0.031	115,000	242,000	1,367,000	84,000	263,000
0.50	842,000	4.262	8.9	0.162	0.010	0.031	115,000	241,000	1,363,000	84,000	261,000
1.00	756,000	4.653	9.3	0.168	0.010	0.030	113,000	225,000	1,273,000	74,000	227,000
1.50	614,000	5.445	10.5	0.188	0.010	0.030	108,000	207,000	1,157,000	60,000	185,000
2.00	532,000	6.016	11.3	0.202	0.010	0.030	103,000	194,000	1,074,000	51,000	161,000
2.50	463,000	6.583	11.6	0.215	0.009	0.031	98,000	172,000	997,000	43,000	143,000
3.00	426,000	6.917	11.9	0.220	0.009	0.031	95,000	163,000	935,000	40,000	131,000

						LA UNION VEIN
	ORE			GRADE					CONTAINED
Cutoff	tonnes	Au g/t	Ag g/t	Cu%	Pb%	Zn%	Au oz	Ag oz	Cu Kgs.	Pb Kgs.	Zn Kgs.
						INFERRED
0.00	1,290,000	4.502	12.4	0.145	0.019	0.041	187,000	515,000	1,876,000	252,000	535,000
0.50	1,269,000	4.572	12.6	0.148	0.020	0.042	187,000	514,000	1,874,000	251,000	535,000
1.00	1,221,000	4.721	12.8	0.152	0.020	0.044	185,000	503,000	1,856,000	250,000	532,000
1.50	1,061,000	5.237	12.4	0.165	0.023	0.046	179,000	422,000	1,755,000	240,000	487,000
2.00	849,000	6.107	13.7	0.186	0.026	0.053	167,000	374,000	1,579,000	221,000	448,000
2.50	713,000	6.843	14.4	0.204	0.028	0.058	157,000	331,000	1,458,000	203,000	417,000
3.00	580,000	7.792	16.5	0.231	0.034	0.069	145,000	308,000	1,340,000	196,000	403,000

						LA PURISIMA VEIN
	ORE			GRADE					CONTAINED
Cutoff	tonnes	Au g/t	Ag g/t	Cu%	Pb%	Zn%	Au oz	Ag oz	Cu Kgs.	Pb Kgs.	Zn Kgs.
						INFERRED
0.00	1,902,000	3.615	4.4	0.079	0.016	0.060	221,000	271,000	1,495,000	306,000	1,139,000
0.50	1,901,000	3.617	4.4	0.079	0.016	0.060	221,000	271,000	1,495,000	306,000	1,139,000
1.00	1,767,000	3.826	4.6	0.082	0.017	0.062	217,000	264,000	1,454,000	293,000	1,097,000
1.50	1,351,000	4.648	5.1	0.093	0.017	0.059	202,000	223,000	1,255,000	230,000	799,000
2.00	1,119,000	5.251	5.6	0.103	0.019	0.063	189,000	203,000	1,150,000	209,000	707,000
2.50	961,000	5.744	5.7	0.109	0.019	0.065	178,000	177,000	1,048,000	186,000	627,000
3.00	801,000	6.340	5.9	0.114	0.021	0.073	163,000	151,000	916,000	164,000	585,000

					TOTAL SAN JOSE DE GRACIA
	ORE			GRADE					CONTAINED
Cutoff	tonnes	Au g/t	Ag g/t		Pb%	Zn%	Au oz	Ag oz	Cu Kgs.	Pb Kgs.	Zn Kgs.
						INDICATED
0.00	2,695,000	4.897	10.495	0.225	0.028	0.161	424,000	910,000	6,043,000	740,000	4,328,000
0.50	2,692,000	4.901	10.505	0.225	0.028	0.161	424,000	909,000	6,042,000	739,000	4,327,000
1.00	2,610,000	5.031	10.734	0.229	0.028	0.164	422,000	901,000	5,976,000	728,000	4,273,000
1.50	2,420,000	5.328	11.209	0.239	0.029	0.167	414,000	872,000	5,773,000	690,000	4,050,000
2.00	2,200,000	5.685	11.8	0.249	0.029	0.170	402,000	831,000	5,482,000	646,000	3,733,000
2.50	1,954,000	6.117	12.270	0.261	0.030	0.171	384,000	771,000	5,093,000	589,000	3,348,000
3.00	1,699,000	6.621	12.838	0.269	0.030	0.162	362,000	701,000	4,579,000	506,000	2,754,000
						INFERRED
0.00	6,046,000	4.274	8.351	0.146	0.027	0.143	831,000	1,623,000	8,811,000	1,639,000	8,662,000
0.50	6,003,000	4.302	8.398	0.147	0.027	0.144	830,000	1,621,000	8,805,000	1,638,000	8,657,000
1.00	5,681,000	4.499	8.654	0.151	0.028	0.149	822,000	1,581,000	8,611,000	1,599,000	8,456,000
1.50	4,728,000	5.164	9.293	0.168	0.031	0.160	785,000	1,413,000	7,965,000	1,459,000	7,586,000
2.00	3,953,000	5.830	10.1	0.182	0.033	0.171	741,000	1,285,000	7,193,000	1,283,000	6,776,000
2.50	3,303,000	6.535	10.473	0.185	0.034	0.180	694,000	1,112,000	6,120,000	1,142,000	5,967,000
3.00	2,757,000	7.284	10.965	0.186	0.037	0.189	646,000	972,000	5,126,000	1,021,000	5,227,000

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012 (through May 9, 2012)	$1,778	$1,583	$1,677

Source: Kitco, Reuters and the London Bullion Market Association

On May 9, 2012, the afternoon fixing gold price on the London Bullion Market was $1,599 per ounce and the spot market gold price on the New York Commodity Exchange was $1,594 per ounce.

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

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2012

REVENUE.  Revenue for the three months ended March 31, 2012 and 2011 was $0 and $0, respectively. The company ceased its own production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources.

COST OF EXPLORATION. Exploration costs were $234,871 and $1,663,036 for the three months ended March 31, 2012 and 2011 respectively.  The decrease in costs was due to the decrease in exploration and drilling activity from one year to the next.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2012 and 2011 were $816,989 and $446,675 respectively. The above expenses include depreciation and amortization amounts of $35,234 and $35,232 for the three months ended March 31, 2012, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency translation gain or (loss) was $250 and $297 for the three months ended March 31, 2012 and 2011, respectively.  Currency translation gain or (loss) was $381,491 and $474,633 for the three months ended March 31, 2012 and 2011, respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended March 31, 2012 and 2011 was $221,814 and $724,320, respectively. This is due to the Company reporting a smaller year over year loss.

COMPREHENSIVE (LOSS). Comprehensive loss includes the company’s net loss plus the unrealized currency translation gain (loss) for the period which was a loss of $367,739 and a loss of $910,551 for the three months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES. The Company has sufficient capital on hand to fund overhead operations through 2013.

PLAN OF OPERATION

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

Competitive Advantage

The Company, through its subsidiaries, has been conducting business in México since March, 2000.   During this period the Company believes it has structured its subsidiaries properly and strategically, and during which time the Company has retained key personnel and developed key relationships and support.  The Company believes its experience and accomplishments in México gives it a competitive advantage, even though many competitors may be larger and have more capital resources.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company maintained working capital of $2,235,427, comprised of current assets of $2,321,214 and current liabilities of $85,787.  This represents a decrease of $389,938 from the working capital maintained by the Company of $2,625,365 at December 31, 2011.

Net cash used in operations for the three months ended March 31, 2012 was $522,035 compared to $1,702,608 for the three months ended March 31, 2011. The decrease was a result of less activity on the property in the first quarter of 2012 compared to 2011.

Cash used for purchase of fixed assets was $0 in the quarter ended March 31, 2012 compared to $631,767 in the same period in 2011.

Cash provided by financing activities for the three months ended March 31, 2012 was $50,404 compared to $4,049,821 for the same period in 2011. The main difference was that in the first quarter of 2011, Goldgroup contributed $4,000,000 towards its required contribution under the Earn In/Option Agreement.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2012, our Chief Executive Officer and Chief Financial Officer as of March 31, 2012, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at March 31, 2012. Based on its evaluation, our management concluded that, as of March 31, 2012, our internal control over financial reporting was effective.

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

PART II

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

During the three months ended March 31, 2012, the Company issued 69,750 common shares and 127,750 common stock options for $406,750 cash. There were no underwriting discounts or commissions paid and the Company received the full amount of the funds. The sale of these securities were exempt from registration under Section 4(2) of the U.S. Securities Act of 1933. The funds will be used by the Company for working capital purposes.

ITEM 3.  NOT APPLICABLE.

ITEM 4.  NOT APPLICABLE.

ITEM 5.  NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  None.

(b) Exhibits.

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

Date: May 11, 2012