Form 10-Q
period 2012-06-30
DYNARESOURCE INC
filed 2012-08-20
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [X] No [ ]

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

Yes [ ] No [X].

As of August 17, 2012, there were 10,761,468 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3
	Notes to Financial Statements	7 – 16

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	17 – 30
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	30
ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	32

ITEM 3.	Default Upon Senior Securities	32

ITEM 4.	Mine Safety Disclosures	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits and Reports on Form 8-K	32

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,078,170	$2,670,933
Accounts Receivable – Related Party	46,604	0
Foreign Tax Receivable	33,140	34,593
Other Current Assets	53,825	45,134
Total Current Assets	2,211,739	2,750,660

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $753,685 and $705,511)	921,274	967,319
Mining Properties (Net of Accumulated Amortization of $508,966 and $484,842)	4,194,401	4,218,525
Total Fixed Assets	5,115,675	5,185,844

Other Assets:
Investment in Affiliate	70,000	70,000
Other Assets	191,623	178,178
Total Other Assets	261,623	248,178
TOTAL ASSETS	$7,589,037	$8,184,682

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$1,560	$73,266
Accrued Expenses	41,329	52,029
Total Current Liabilities Long-Term Liabilities	42,889 0	125,295 0

TOTAL LIABILITIES	$42,889	$125,295

Equity: Preferred Stock, $1.00 par value, 10,000 shares authorized
1,000 and 1,000 shares issued and outstanding	$1,000	$1,000
Common Stock, $0.01 par value, 25,000,000 shares authorized
10,758,718 and 10,602,868 shares issued and outstanding	107,567	106,029
Preferred Rights	40,000	40,000
Additional Paid In Capital	39,942,352	38,421,114
Treasury Stock	(25,500)	0
Other Comprehensive Income	547,693	575,600
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(23,115,279)	(21,493,034)
Total DynaResource, Inc. Stockholders’ Equity	11,495,317	11,648,193
Noncontrolling Interest	(3,949,169)	(3,588,806)
TOTAL EQUITY	7,546,148	8,059,387
TOTAL LIABILITIES AND EQUITY	$7,589,037	$8,184,682

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through June 30, 2012

(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative Since Re-Entering Development Stage (Jan. 1, 2007)
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUES	$0	$0	$0	$0	$346,726
COST OF SALES
Exploration Costs	338,098	732,388	572,969	2,395,424	15,014,085
GROSS PROFIT (DEFICIT)	(338,098)	(732,388)	(572,969)	(2,395,424)	(14,667,359)

OPERATING EXPENSES:
Depreciation and Amortization	37,061	38,282	72,298	73,514	796,239
General and Administrative	662,096	362,332	1,443,848	773,776	10,491,716
TOTAL OPERATING EXPENSES	699,157	400,614	1,516,146	847,290	11,287,955

NET OPERATING INCOME (LOSS)	(1,037,255)	(1,133,002)	(2,089,115)	(3,242,714)	(25,955,314)

OTHER INCOME (EXPENSE)
Portfolio Income	213	300	463	598	21,826
Other Income	3,750	0	3,750	0	6,737
Currency Translation (Gain) Loss	(299,499)	(148,979)	81,992	325,654	(1,385,747)
TOTAL OTHER INCOME (EXPENSE)	(295,536)	(148,679)	86,205	326,252	(1,357,184)

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,332,791)	(1,281,681)	(2,002,910)	(2,916,462)	(27,312,498)

Provision for Income Taxes (Expense) Benefit	0	0	0	0	38,259
NET LOSS	(1,332,791)	(1,281,681)	(2,002,910)	(2,916,462)	(27,274,239)
Net Loss Attributable to Non-Controlling Interest	158,851	493,552	380,665	1,217,782	3,928,748
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(1,173,940)	(788,129)	(1,622,245)	(1,698,680)	(23,345,491)

COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities	0	0	0	0	(735,760)
Unrealized Currency Translation Gain (Loss)	(28,464)	182	52,102	6,307	1,023,575
COMPREHENISVE LOSS BEFORE NON-CONTROLLING INTEREST	(1,202,404)	(787,947)	(1,570,143)	(1,692,373)	(23,057,676)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	12,251	(1,622)	(20,302)	(3,153)	51,646
COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(1,190,153)	$(789,569)	$(1,590,445)	$(1,695,526)	$(23,006,030)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average Shares Outstanding	10,732,707	9,932,217	10,672,288	10,672,288
(Loss) per Common Share	$(0.1109)	$(0.0794)	$(0.1483)	$(0.1716)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2012 (Unaudited)

and the Year Ended December 31, 2011 (Audited)

	Preferred		Common		Preferred	Additional Paid In	Treasury	Other Comprehensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2011	1,000	$1,000	9,763,220	$97,632	$40,000	$31,011,472	$0	$405,948	$(6,002,516)	$(17,223,915)	$8,329,621

Sale of Common Shares			565,148	5,652		2,220,005					2,225,657
Issuance of Common Shares for Services			274,500	2,745		1,158,444					1,161,189
Common Stock Options Issued						31,476					31,476
Other Comprehensive Income								169,652			169,652
DynaMexico Earn In						3,999,717					3,999,717
Net Income (Loss)										(4,269,119)	(4,269,119)
Stockholders’ Equity, December 31, 2011	1,000	$1,000	10,602,868	$106,029	$40,000	$38,421,114	$0	$575,600	$(6,002,516)	$(21,493,034)	$11,648,193

Sale of Common Shares			153,850	1,538		971,962					973,500
Common Stock Options Issued						549,276					549,276
Purchase of Treasury Shares							(25,500)				(25,500)
Other Comprehensive Income								(27,907)			(27,907)
Net Income (Loss)										(1,622,245)	(1,622,245)
Stockholders’ Equity, June 30, 2012	1,000	$1,000	10,756,718	$107,567	$40,000	$39,942,352	$(25,500)	$547,693	$(6,002,516)	$(23,115,279)	$11,495,317

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through June 30, 2012

(Unaudited)

	2012	2011	Cumulative Since Reentering the Development Stage (January 1, 2007) through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,002,910)	$(2,916,464)	$(27,274,239)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	0	132,681	2,748,564
Issuance of Common Stock Options	549,276	0	580,752
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	72,298	73,514	796,239
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
Decrease in Foreign Tax Receivable	1,453	201,730	16,065
(Increase) in A/R – Related Party	(46,604)	0	(46,604)
(Increase) Decrease in Other Current Assets	(8,691)	(10,927)	112,368
(Increase) in Other Assets	(13,445)	0	(191,623)
(Decrease) in Accounts Payable	(71,706)	(20,251)	(39,844)
(Decrease) in Accrued Expenses	(10,700)	(17,215)	(62,807)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(1,531,029)	(2,556,932)	(23,171,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(2,129)	(685,135)	(1,091,225)
Retirement of Fixed Assets	0	0	20,148
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	0	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(2,129)	(685,135)	(1,141,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	0	4,000,000	17,674,712
Proceeds from Sale of Common Stock	973,500	658,657	7,296,451
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	(7,605)	(283,188)	534,087
Purchase of Treasury Stock	(25,500)	0	(397,979)
Sale of Treasury Stock	0	0	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	940,395	4,375,469	25,569,646

NET INCREASE (DECREASE) IN CASH	(592,763)	1,133,402	1,257,330

CASH AT BEGINNING OF PERIOD	2,670,933	1,277,065	820,840
CASH AT END OF PERIOD	$2,078,170	$2,410,467	$2,078,170

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$0	$132,681	$2,748,564
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Non-Cash Conversion of Note Receivable to Equity	$0	$0	$750,000
Non-Cash Issuance of Stock Options	$549,276	$0	$580,752
Non-Cash Dividend of Property	$0	$0	$129,822
Cash Paid for Interest	$0	$0	$0
Cash Paid for Income Taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V., chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”), and acquired effective control of Mineras de DynaResource, S.A de C.V. (formerly Minera Finesterre S.A. De C.V., “MinerasDyna”). The Company owned 25% of MinerasDyna and acquired effective control of MinerasDyna by acquiring the option to purchase the remaining 75% of the Shares of MinerasDyna. The Company exercised the option and finalized the acquisition of MinerasDyna in January 2010, and now owns 100% of MinerasDyna.   The results of DynaMexico, DynaOperaciones and MinerasDyna are consolidated with those of the Company.

In January 2008, DynaMexico issued 15% of its outstanding common shares to Goldgroup Resources Inc. (“Goldgroup”), in exchange for $3,000,000 USD cash contribution for exploration expenditures at the San Jose de Gracia property (“SJG”). In August 2008, DynaMexico issued an additional 10% of its outstanding common shares to Goldgroup in exchange for an additional $3,000,000 USD cash for exploration expenditures, and in March 2011, DynaMexico issued an additional 25% of its outstanding common shares to Goldgroup in exchange for an additional $12,000,000 USD cash for exploration expenditures (See Note 6 below).   Goldgroup has contributed $18,000,000 USD in aggregate to DynaMexico, and it directly or indirectly, currently owns 50% of the outstanding common shares of DynaMexico.

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

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  presented.

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

Foreign Currency Translation:

The functional currency for the subsidiaries of the Company is the Mexican peso.  As a result, the financial statements of the subsidiaries have been re-measured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses.  In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated.  The resulting re-measured gain or loss is reported as a separate component of stockholders’ equity (comprehensive income (loss)).

The financial statements of the subsidiaries should not be construed as representations that Mexican pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended June 30, 2012 and December 31, 2011 (Mexican pesos per one U.S. dollar):

	June 30, 2012
Current exchange rate:	Pesos	13.41

Weighted average exchange rate for the quarter ended:	Pesos	13.26

	December 31, 2011
Current exchange rate:	Pesos	13.97

Weighted average exchange rate for the year ended:	Pesos	12.42

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.   At June 30, 2012, the Company had a balance of $1,208,260 that was in excess of the FDIC insurance limit and $500,000 which is currently insured in full under the FDIC’s temporary unlimited coverage on non-interest bearing transactions accounts, expiring on December 31, 2012. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. No allowance has been established as all receivables were deemed to be fully collectable.

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of June 30, 2012 and December 31, 2011 are $33,140 and $34,593, respectively.

Inventory:

As the Company ceased mining production in 2006, there is no inventory as of June 30, 2012 and December 31, 2011.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing, no events have occurred that would require write-down of any assets.  As of June 30, 2012, no indications of impairment existed.

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

As of June 30, 2012, no indications of impairment existed.

Advertising Costs:

The Company incurred no advertising costs for the three months ended June 30, 2012 and 2011.

Income Taxes:

Income is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carry-forwards (see Note 5), there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance.

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

Comprehensive Income:

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended June 30, 2012 and December 31, 2011, the Company’s components of comprehensive income were foreign currency translation adjustments and unrealized losses on securities held for sale.

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

There were no potentially dilutive common stock equivalents as of June 30, 2012, therefore basic earnings per share equals diluted earnings per share for the year ended June 30, 2012.  The Company had 891,200 options and warrants outstanding at June 30, 2012. As the Company incurred a net loss during the year ended June 30, 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the six months ended June 30, 2011, the basic and diluted loss per common share is the same amount.   As of June 30, 2011, the Company had zero stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at June 30, 2012 and December 31, 2011:

	2012	2011

Mining camp equipment and fixtures	$1,224,540	$1,224,540
Transportation equipment	268,253	268,253
Lab equipment	14,306	14,306
Machinery and equipment	45,316	43,187
Office furniture and fixtures	76,895	76,895
Office equipment	11,673	11,673
Computer equipment	33,976	33,976
Sub-total	1,674,959	1,672,830
Less: Accumulated depreciation	(753,685)	(705,511)
Total	$921,274	$967,319

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $48,174 and $43,514 for the six months ended June 30, 2012 and 2011, respectively. The Company acquired a tractor during 2011 that was not in service as of June 30, 2012, and therefore, has not yet been depreciated.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at June 30, 2012 and December 31, 2011:

	2012	2011
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(508,966)	(484,842)

Total Mining Properties	$4,194,401	$4,218,525

Amortization expense was $24,124 and $30,000 for the three months ended June 30, 2012 and 2011, respectively.

NOTE 4 – INVESTMENT IN AFFILIATE

Through March 31, 2012 the Company loaned a total of $805,760 USD to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which maintains one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV. (“DynaNevada de Mexico”).  The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.  DynaNevada is a related entity (affiliate), and through its subsidiary DynaNevada de Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de Mexico exercised the Option with IMMSA in March 2010, so that DynaNevada de Mexico now owns 100% of the Santa Gertrudis Property. In June, 2010, DynaNevada de Mexico acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management believes has no merit. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of June 30, 2012 and December 31, 2011 to be $70,000. Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of June 30, 2012 and December 31, 2011 are as follows:

Deferred Tax Asset Related to:

	2012	2011
Prior Year	$7,008,203	5,004,276
Tax Benefit for Current Year	680,989	2,003,927
Total Deferred Tax Asset	7,689,192	7,008,203
Less: Valuation Allowance	(7,689,192)	(7,008,203)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $29,000,000 at June 30, 2012, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2012.

NOTE 6 – MATERIAL AGREEMENTS

Financing/Sale of Stock of Subsidiary:

On September 1, 2006 the Company and DynaMexico signed an “Earn In / Option Agreement” (“Option Agreement”) among DynaResource, DynaMexico (as “Seller”) and Goldgroup Resources Inc., of Vancouver, British Columbia, which subsequently became an affiliate of Goldgroup Mining, Inc. (Goldgroup Resources Inc. and Goldgroup Mining Inc. are together referred to as “Goldgroup”, and as “Buyer”).

The Option Agreement provided for Goldgroup to contribute $18,000,000 on or before March 15, 2011 in exchange for fifty per cent (50%) of the total outstanding common shares of DynaMexico, the 100 % owner of the San Jose de Gracia Project in northern Sinaloa Mexico (“SJG”). The remaining balance of the $18,000,000 was contributed on March 14, 2011 and Goldgroup now owns 50% of the outstanding common shares of DynaMexico.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company paid $25,000 and $30,000 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in the six months ended June 30, 2012 and 2011, respectively.

In addition, the Company has issued its stock to the following directors and consultants for the periods ended June 30, 2012 and December 31, 2011, respectively:

	2012	2011

Directors	$0	$85,500

Consultants	$0	$1,075,689

Totals	$0	$1,161,189

The above stock transactions were expensed as compensation in the financial statements.

As discussed in Note 4, the Company has made an investment in DynaNevada, an entity having common management with the Company. The Company also has a $46,604 receivable from DynaNevada for consulting work performed on the Company’s behalf.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is currently authorized to issue 10,000 shares of its Series A Preferred Stock, having a par value of $1.00 per share.  Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company.  In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. An aggregate of 1,000 shares of Series A Preferred Stock were outstanding at June 30, 2012 and December 31, 2011, respectively.

Common Stock:

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At June 30, 2012 and December 31, 2011, there were 10,756,718 and 10,602,868 shares outstanding, respectively.

Dividends:

No dividends were paid in 2012 or 2011.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,000 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of June 30, 2012 and December 31, 2011, respectively.

Stock Issuances:

During the six months ended June 30, 2012, the Company issued 153,850 common shares for cash.

During 2011, the Company issued 565,148 common shares for cash.

During 2011, the Company also issued 274,500 shares for $1,161,189 of consulting services. Included in this amount was 20,000 shares issued to directors for $85,500 in services.

Treasury Stock:

Treasury stock is accounted for by the cost method.

Options and Warrants:

The Company had 891,200 options or warrants outstanding at June 30, 2012.

During the six months ended June 30, 2012, 866,200 options or warrants were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

During 2011, 25,000 options were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

NOTE 9 – EMPLOYEE BENEFIT PLANS

During the periods ended June 30, 2012 and December 31, 2011, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 10 – COMMITMENTS AND CONTINGENGIES

The Company’s 50 % owned subsidiary DynaMexico is required to pay taxes in order to maintain the several mining concessions it owns.  Additionally, DynaMexico is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.   Based on Management’s business plans, the Company does not anticipate that DynaMexico will have any issues in meeting the minimum annual expenditures for the concessions, and DynaMexico retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2010 minimum, adjusted for annual inflation of 4%).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2011 the Company entered into a one year extension of the lease through August 31, 2012. The Company paid rent expense of $23,040 and $25,612 related to this lease for the six months ended June 30, 2012 and 2011.

The following is a schedule of minimum lease payments required under the existing lease as of June 30, 2012:

Year Ended December 31:

Amount
2012	$7,680
2013 and beyond	0
Total	$7,680

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 50% interest in DynaResource de México, S.A. de C.V. Changes in Non-controlling Interest for the six months ended June 30, 2012 and the year ended December 31, 2011 were as follows:

	Six Months Ended	Year ended
	June 30, 2012	Dec 31, 2011
Beginning balance	$(3,588,806)	$(1,923,300)
Operating income (loss)	(380,665)	(1,624,783)
Other comprehensive income (loss)	20,302	(40,723)
Ending balance	$(3,949,169)	$(3,588,806)

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements.

On January 1, 2012, the Company adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.    Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.   Adoption of this new guidance did not have a material impact on our financial statements.

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

As of June 30, 2012 and December 31, 2011, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. There were no financial liabilities as of June 30, 2012. A description of the valuation of the Level 3 inputs is discussed in Note 4.

	Fair Value Measurement at June 30, 2012 Using:
	June 30, 2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$2,078,170	$2,078,170	$—	$—
Investment in Affiliate	70,000	$—	$—	$70,000
	$2,148,170	$2,078,170	$—	$70,000

	Fair Value Measurement at December 31, 2011 Using:
	December 31, 2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$2,670,933	$2,670,933	$—	$—
Investment in Affiliate	70,000	$—	$—	$70,000
	$2,740,933	$2,670,933	$—	$70,000

NOTE 14 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through August 17, 2012, which is the date the financial statements were issued.   No reportable events were noted.

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

General

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this quarterly report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this quarterly report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this quarterly report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this quarterly report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

IMPORTANT NOTE REGARDING CANADIAN DISCLOSURE STANDARDS

The Company is an “OTC Reporting Issuer” as that term is defined in BC Multilateral Instrument 51-105, Issuers Quoted in the U.S. Over-the-Counter Markets, promulgated by the British Columbia Securities Commission. Accordingly, certain disclosure in this quarterly report has been prepared in accordance with the requirements of securities laws in effect in Canada, which differ from the requirements of United States securities laws. In Canada, an issuer is required to provide technical information with respect to mineralization, including reserves and resources, if any, on its mineral exploration properties in accordance with Canadian requirements, which differ significantly from the requirements of the United States Securities and Exchange Commission (the “SEC”) applicable to registration statements and reports filed by United States companies pursuant to the Securities Act or the Exchange Act. As such, information contained in this quarterly report concerning descriptions of mineralization under Canadian standards may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements of the SEC and not subject to Canadian securities legislation. This quarterly report may use the terms “measured mineral resources”, “indicated mineral resources” and “inferred mineral resources”. While these terms are recognized and required by Canadian securities legislation (under National Instrument 43-101, Standards of Disclosure for Mineral Projects), the SEC does not recognize them. United States investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted to reserves. In addition, “inferred mineral resources” have a great amount of uncertainty as to their existence and economic and legal feasibility. It cannot be assumed that all or any part of a measured mineral resource, indicated mineral resource or inferred mineral resource will ever be upgraded to a higher category. Under Canadian securities legislation, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, although they may form, in certain circumstances, the basis of a “preliminary economic assessment” as that term is defined in National Instrument 43-101, Standards of Disclosure for Mineral Projects. U.S. investors are cautioned not to assume that any part or all of any reported measured mineral resources, indicated mineral resources, or inferred mineral resources referred to herein or in the Technical Report are economically or legally mineable.

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

DynaResource owns a 50% common stock interest in DynaMéxico, and the remaining 50% common stock interest is held by Goldgroup. Mineras de DynaResource S.A. de C.V. (“MinerasDyna”), a wholly owned subsidiary of the Company, entered into an operating agreement with DynaMéxico on April 15, 2005 and, as a consequence of that agreement, is the named exclusive operating entity for the SJG Project.

In 2005, the Company formed another wholly owned subsidiary, DynaResource Operaciones, SA de C.V. (“DynaOperaciones”). DynaOperaciones entered into a personnel management agreement with MinerasDyna and, as a consequence of that agreement, is the exclusive manager of personnel for the SJG Project.

Licenses and Concessions

The SJG District is comprised of 33 mining concessions covering 69,121 hectares (171,802 acres) and is located within the Sierra Madre gold-silver belt, where the majority of hydrothermal deposits in Mexico are located. The mining concessions comprising the SJG District, all of which are formally held by DynaMéxico (with one exception: the San Miguel mining concession –see the Note 1 immediately following the below table), are granted by the Mexican government, or acquired from previous owners. DynaMexico’s mining concessions are comprised of a combination of exploration concessions and development concessions, are filed in the Public Registry of Mining, and are scheduled to expire from 2028 through 2058. The concessions can be renewed prior to the expiry dates. The table below contains a listing of the mineral concessions currently held by DynaMéxico, including the San Miguel mining concession (which DynaMexico is in the process of acquiring).

DynaMexico plans to apply for certain operating licenses and additional permits as part of its pre-production activities for the San Jose de Gracia property. The licenses and permits would be issued by the host government, whether state or federal.

Current Mining Concessions - San José de Gracia

Claim Name	Claim Number	Title Issuance Date	Expiry Date	Area In Hectares
AMPL. SAN NICOLAS	183815	22/11/1988	21/11/2038	17.4234
AMPL. SANTA ROSA	163592	30/10/1978	29/10/2028	25.0000
BUENA VISTA	211087	31/03/2000	30/03/2050	17.9829
EL CASTILLO	214519	02/10/2001	01/10/2051	100.0000
EL REAL	212571	07/11/2000	06/11/2050	2037.9479

Claim Name	Claim Number	Title Issuance Date	Expiry Date	Area In Hectares
EL REAL 2	216301	30/04/2002	29/04/2052	280.1555
FINISTERRE FRACC. A	219001	28/01/2003	27/01/2053	18.7856
FINISTERRE FRACC. B	219002	28/01/2003	27/01/2053	174.2004
GUADALUPE	189470	05/12/1990	04/12/2040	7.0000
LA GRACIA I	215958	02/04/2002	01/04/2052	300.0000
LA GRACIA II	215959	02/04/2002	01/04/2052	230.0000
LA LIBERTAD	172433	15/12/1983	14/12/2033	97.0000
LA NUEVA AURORA	215119	08/02/2002	07/02/2052	89.3021
LA NUEVA ESPERANZA	226289	06/12/2005	05/12/2055	40.0000
LA UNION	176214	26/08/1985	25/08/2035	4.1098
LOS TRES AMIGOS	172216	27/10/1983	26/10/2033	23.0000
MINA GRANDE	163578	10/10/1978	09/10/2028	6.6588
NUEVO ROSARIO	184999	13/12/1989	12/12/2039	32.8781
PIEDRAS DE LUMBRE 2	215556	05/03/2002	04/03/2052	34.8493
PIEDRAS DE LUMBRE 3	218992	28/01/2003	27/01/2053	4.3098
PIEDRAS DE LUMBRE No.4	212349	29/09/2000	28/09/2050	0.2034
PIEDRAS DE LUMBRE UNO	215555	05/03/2002	04/03/2052	40.2754
SAN ANDRES	212143	31/08/2000	30/08/2050	385.0990
SAN JOSÉ	208537	24/11/1998	23/11/2048	27.0000
SAN MIGUEL (1)	183504	26/10/1988	25/10/2038	7.0000
SAN NICOLAS	163913	14/12/1978	13/12/2028	55.5490
SAN SEBASTIAN	184473	08/11/1989	07/11/2039	40.0000
SANTA MARIA	218769	17/01/2003	16/01/2053	4.2030
SANTA ROSA	170557	13/05/1982	12/05/2032	31.4887
SANTO TOMAS	187348	13/08/1986	12/08/2036	312.0000
TRES AMIGOS 2	212142	31/08/2000	30/08/2050	54.4672
FINISTERRE 4	231166	18/01/2008	17/01/2058	2142.1302
FRANCISCO ARTURO	230494	06/09/2007	27/03/2057	62481.3815
TOTAL				69,121.4010

 (1) According to the records of the Mines Registry Office, the registered owners to 100% undivided title to the San Miguel (t.183504) mining concession are: María Trinidad Acosta Salazar (25%), Miguel López Medina (25%), Josefa González Castro (25%) and Otilia Tracy Vizcarra (25%). On October 17, 2000 and March 8, 2001 DynaMexico signed with each of Miguel Lopez Medina and Josefa Gonzalez Castro, respectively, agreements for the transfer to DynaMexico of 50% undivided title to the San Miguel (t.183504) mining concession (the “San Miguel Transfer Agreements”).

In respect to the San Miguel Transfer Agreements, DynaMexico has been advised that in order for the San Miguel Transfer Agreements to produce legal effects and be eligible for registration before the Mines Registry Office, DynaMexico is required to first obtain the legal consent to such transfers, or the written relinquishment of first rights of refusal, from María Trinidad Acosta Salazar and Otilia Tracy Vizcarra (or court-appointed estate executor).

In addition to the San Miguel Transfer Agreements, DynaMexico has entered into the following Promise to Sell and Purchase Agreements (the “San Miguel Promise to Sell and Purchase Agreements”):

(a) Promise to Sell and Purchase Agreement signed on March 8, 2001 among DynaMexico and Maria Trinidad Acosta Salazar, the registered owner to 25% undivided title to the San Miguel (t.183504) mining concession, and

(b) Promise to Sell and Purchase Agreement signed on December 15, 2000 among DynaMexico and Margarita Tracy Vizcarra, the sister of the deceased Otilia Tracy Vizcarra.

In respect to the San Miguel Promise to Sell and Purchase Agreements, DynaMexico has been advised that:

(a) with respect to the Promise to Sell and Purchase Agreement signed on March 8, 2001 among DynaMexico and Maria Trinidad Acosta Salazar, to contact Ms. María Trinidad Acosta Salazar to demand compliance with such agreement by executing the definitive transfer to DynaMexico of the 25% undivided title to the San Miguel (t.183604) mining concession registered in her name, and

(b) with respect to the Promise to Sell and Purchase Agreement signed on December 15, 2000 among DynaMexico and Margarita Tracy Vizcarra, the sister of the deceased Otilia Tracy Vizcarra, the estate of Otilia Tracy Vizcarra requires the appointment of a court-appointed executor that would be capable under Mexican law to formally grant the estate´s consent for the execution of the San Miguel Transfer Agreements, to relinquish the estate´s first rights of refusal or to request court approval for the transfer to DynaMexico of the 25% undivided interest in the San Miguel (t.183604) mining concession registered in the name of the deceased Otilia Tracy Vizcarra.

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

The small scale mining and production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity / flotation processing circuit, and initial test runs with tailings were completed in 2002.Actual mining at the higher grade San Pablo area of the property commenced in March 2003.

Transition to Exploration

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

The earlier, limited-scope production activity has provided significant benefits in terms of confirming production grades, metallurgy and process, efficiency of recoveries, and production costs – all of which are valuable for larger scale production plans.

Earn In / Option Agreement; Financing of Drilling - Exploration Programs

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company negotiated and entered into an Earn In / Option Agreement with Goldgroup Resources Inc. dated September 1, 2006. The terms of the Earn In / Option Agreement (“Option Agreement”) provided for Goldgroup to contribute $18,000,000 USD financing to DynaMexico for exploration expenditures at SJG, in exchange for a 50% common share interest in DynaMexico.

Exercise of the Earn In / Option Agreement

Exploration and related activities at SJG, and funded pursuant to the Option Agreement, were conducted by DynaMexico, through contract to the operating subsidiary of DynaResource, Inc. in Mexico, Mineras de DynaResource SA de CV. (“MinerasDyna”, and the named “Exclusive Operating Entity at the SJG Project”); with the management of personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones SA de CV., (“DynaOperaciones”). Management and administrative fees were charged by Mineras Dyna and DynaOperaciones, which were eliminated in consolidation.

On December 28, 2007, DynaMexico reported that Goldgroup had funded Phase II of the Option Agreement, through the contributions of Capital of $3,368,088 USD to DynaMexico and the expenditures related to the exploration of SJG of $27,063,453 Mexican pesos, with the remainder held in cash in DynaMexico. In January 2008, 15% of the outstanding Shares of DynaMexico were transferred to Goldgroup.

On July 16, 2008, DynaMexico reported that Goldgroup had funded Phase III of the Option Agreement through total contributions of capital under the Earn In Agreement of $6,118,009 USD with total expenditures related to the exploration of SJG of $57,252,898 Mexican pesos, with the remainder held in cash in DynaMexico.    In August 2008, an additional 10% of the outstanding Shares of DynaMexico were transferred to Goldgroup, so that Goldgroup held 25% of the total outstanding shares of DynaMexico as of December 31, 2008.

At March 15, 2011, DynaMexico reported that Goldgroup had funded its capital contributions pursuant to the Option Agreement of $18,000,000. In March 2011, an additional 25 % of the outstanding shares of DynaMexico were transferred to Goldgroup so that Goldgroup holds a total of 50 % of the outstanding shares of DynaMexico.

DynaMéxico Summary of Drilling Results

At March 31, 2011, a total of 68,741 Meters drilling had been completed in 298 core drill holes financed pursuant to the Option Agreement. The drilling results obtained from San Jose de Gracia through DDH SJG 10-298 confirm the extensions of mineralization, down dip of historical workings, with confirmation of high grade gold (+ 10 g/t), and including bonanza grade ore shoots which are consistent with historical and recent production grades. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results. Further drilling will be targeted at Tres Amigos, San Pablo, La Union and La Purisima, and at Rosario / Rudolpho, Northeast Tres Amigos, La Prieta and Veta Tierra. Numerous additional anomalies at SJG remain virtually unexplored and undrilled.

National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received from DynaMexico on March 28, 2012 a National Instrument 43-101 (“NI 43-101”) compliant Technical Report for the San Jose de Gracia Project (the “2012 DynaMexico Luna-CAM SJG Technical Report”, the “Technical Report”), and approved by DynaResource de Mexico, SA de CV. (“DynaMexico”), the 100% owner of SJG. The technical report was filed in SEDAR.com pursuant to MI 51-105.

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

2012 DynaMexico-CAM SJG 43-101 Mineral Resource Estimate

The 2012 DynaMexico-CAM SJG Mineral Resource Estimate (“Mineral Resource Estimate”) concentrates on four separate main vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima. The Mineral Resource Estimate includes Indicated Resources at: (1) Tres Amigos of 893,000 tonnes with an average grade of 4.46 g/t, totaling 128,000 Oz. Au; and (2) San Pablo of 1,308,000 tonnes with an average grade of 6.52 g/t, totaling 274,000 Oz. Au. The Resource Estimate also includes an Inferred Resource of 3,953,000 tonnes in aggregate for the four main vein systems, with an average grade of 5.83 g/t, totaling 741,000 Oz. Au. The Effective Date of the 2012 DynaMexico Luna-CAM SJG Technical Report and including the 2012 DynaMexico-CAM SJG 43-101 Mineral Resource Estimate is February 6, 2012. The Mineral Resource Estimate is reported using a 2.0 g/t cut off grade for underground mining (See Mineral Resource Table below). As of the Effective Date of the Technical Report and the Mineral Resource Estimate, there is no economic assessment report completed for SJG so the precise cutoff grade for possible underground mining has not yet been determined.

Mineral Resource and Classification for San Jose de Gracia Project

TRES AMIGOS INDICATED
Au Cut Off (g/t)	Tonnes	Au g/t	Au TOZ	Ag g/t	Ag TOZ	Cu%	CuKg	Pb%	PbKg	Zn%	ZnKg
1.00	1,128,000	3.85	139,000	9.18	333,000	0.19	2,137,000	0.05	570,000	0.33	3,774,000
2.00	893,000	4.46	128,000	10.34	297,000	0.21	1,875,000	0.06	499,000	0.37	3,276,000
3.00	608,000	5.37	105,000	11.31	221,000	0.22	1,338,000	0.06	374,000	0.39	2,349,000
TRES AMIGOS INFERRED
1.00	1,937,000	4.91	306,000	9.46	589,000	0.21	4,028,000	0.05	981,000	0.34	6,600,000
2.00	1,453,000	6.05	282,000	11.01	514,000	0.23	3,390,000	0.06	802,000	0.38	5,460,000
3.00	950,000	7.93	242,000	11.47	350,000	0.20	1,935,000	0.07	620,000	0.43	4,107,000
SAN PABLO INDICATED
Au Cut Off (g/t)	Tonnes	Au g/t	Au TOZ	Ag g/t	Ag TOZ	Cu%	CuKg	Pb%	PbKg	Zn%	ZnKg
1.00	1,482,000	5.94	283,000	11.92	568,000	0.26	3,839,000	0.01	158,000	0.03	500,000
2.00	1,308,000	6.52	274,000	12.72	535,000	0.28	3,607,000	0.01	147,000	0.04	458,000
3.00	1,091,000	7.32	257,000	13.69	480,000	0.30	3,241,000	0.01	132,000	0.04	405,000
SAN PABLO INFERRED
1.00	756,000	4.65	113,000	9.25	225,000	0.17	1,273,000	0.01	74,000	0.03	227,000
2.00	532,000	6.02	103,000	11.33	194,000	0.20	1,074,000	0.01	51,000	0.03	161,000
3.00	426,000	6.92	95,000	11.89	163,000	0.22	935,000	0.01	40,000	0.03	131,000
LA UNION INFERRED
Au Cut Off (g/t)	Tonnes	Au g/t	Au TOZ	Ag g/t	Ag TOZ	Cu%	CuKg	Pb%	PbKg	Zn%	ZnKg
1.00	1,221,000	4.72	185,000	12.81	503,000	0.15	1,856,000	0.02	250,000	0.04	532,000
2.00	849,000	6.11	167,000	13.71	374,000	0.19	1,579,000	0.03	221,000	0.05	448,000
3.00	580,000	7.79	145,000	16.51	308,000	0.23	1,340,000	0.03	196,000	0.07	403,000
LA PURISIMA INFERRED
Au Cut Off (g/t)	Tonnes	Au g/t	Au TOZ	Ag g/t	Ag TOZ	Cu%	CuKg	Pb%	PbKg	Zn%	ZnKg
1.00	1,767,000	3.83	217,000	4.64	264,000	0.08	1,454,000	0.02	293,000	0.06	1,097,000
2.00	1,119,000	5.25	189,000	5.63	203,000	0.10	1,150,000	0.02	209,000	0.06	707,000
3.00	801,000	6.34	163,000	5.85	151,000	0.11	916,000	0.02	164,000	0.07	585,000

SAN JOSE DE GRACIA TOTAL INDICATED
Au Cut Off (g/t)	Tonnes	Au g/t	Au TOZ	Ag g/t	Ag TOZ	Cu%	CuKg	Pb%	PbKg	Zn%	ZnKg
1.00	2,610,000	5.03	422,000	10.73	901,000	0.23	5,976,000	0.03	728,000	0.16	4,273,000
2.00	2,200,000	5.69	402,000	11.75	831,000	0.25	5,482,000	0.03	646,000	0.17	3,733,000
3.00	1,699,000	6.62	362,000	12.84	701,000	0.27	4,579,000	0.03	506,000	0.16	2,754,000
SAN JOSE DE GRACIA TOTAL INFERRED
1.00	5,681,000	4.50	822,000	8.66	1,581,000	0.15	8,611,000	0.03	1,599,000	0.15	8,456,000
2.00	3,953,000	5.83	741,000	10.11	1,285,000	0.18	7,193,000	0.03	1,283,000	0.17	6,776,000
3.00	2,757,000	7.28	646,000	10.97	972,000	0.19	5,126,000	0.04	1,021,000	0.19	5,227,000

(Due to rounding the numbers in the above may not check exactly. This is an estimate of in situ resources only and there is no assurance that any part of these resources can be converted to reserves)

Mineral Resource Estimate - Construction of Wireframes

Mineral Resources were estimated by Mr. Sandefur within wireframes constructed by technical personnel of Minop SA de CV (“Minop”), a subsidiary of Goldgroup Mining Inc. (“Goldgroup”). Minop was contracted by Mineras de DynaResource SA de CV. (“Mineras”).

Mineral Resource Estimate - Parameters Used to Estimate the Mineral Resource

The data base for the San Jose de Garcia Project consists of 372 drill holes of which 361 were diamond drill holes and the remaining 11, drilled in 1992, were reverse circulation holes, with a total drilling of 75,878 meters. The 2012 DynaMexico-CAM SJG Mineral Resource Estimate concentrates on four main mineralized vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima. Of the 372 drill holes, 368 were drilled to test these four main vein systems and the remaining four holes tested the Argillic Zone. Technical personnel of Minop built three dimensional solids to constrain estimation to the interpreted veins in each swarm. The 172 holes most recently drilled (2009-2011), were allocated as follows: Tres Amigos (64 holes), San Pablo (49 holes), La Union (24 holes), La Purisima (32 holes) and the Argillic Zone (3 holes).

Servicios y Proyectos Mineros performed a database review and considers that a reasonable level of verification has been completed, and that no material issues have been left unidentified from the drilling programs undertaken.

A total of 5,540 pieces of core were measured for specific gravity using the weight in air vs. weight in water method. This represents an additional 3,897 measurements taken in the 2009-11 drill seasons with density measurements taken from all mineral zones. Dried samples were coated with paraffin wax before being measured. The results tabulated have been sorted by lithology and mineralized veins. The average specific gravity of 5,051 wall rock samples is 2.59 while the average specific gravity for 489 samples of vein material is 2.68. CAM and Servicios y Proyectos Mineros have reviewed the procedures and results, and opine that the results are suitable for use in mineral resource estimation.

Mineral Resource Estimate - Explanation of Resource Estimation

Resource estimation was done in MineSight and MicroModel computer systems with only those composites that were inside the wireframe used in the estimate. Estimation was done using kriging with the omni-directional variogram derived from all the data in each area for gold using the relative variogram derived from the log variogram. High grades were restricted by capping the assays at a breakpoint based on the cumulative frequency curves. Estimation was done using search radii of 100 x 100 x 50 m oriented subparallel to the general strike and dip of the vein system in each area. A sector search, corresponding to the faces of the search box with a maximum of two points per sector was used in estimation. A density of 2.68 based on within vein density samples was used in the resource estimate. Within each of the four areas there are approximately 20 to 40 veins in the vein swarm. Resources were estimated by kriging using data from all veins in the swarm. In general, gold accounts for at least 80% of the value of contained metal at the project, so the variograms for gold were used in estimation of the four other metals. Mineral Resources at Tres Amigos and San Pablo were classified as Indicated as follows:

1)	they were within a vein within the swarm which contained at least 7 drill holes;
2)	they are within 25 m of the nearest sample point; and,
3)	they were estimated by at least three drill holes.

All other Mineral Resources were classified as Inferred. Because there are no precise quantitative definitions of measured, indicated and inferred, resource classification is subjective and depends on the experience and judgment of the Qualified Person (“QP”) calculating the resource estimate. CAM, Mr. Sandefur QP, allowed indicated material at Tres Amigos and San Pablo because of (1) the similarity of the variograms, and (2) the fact of recent production by DynaMexico from San Pablo of some 42,000 tonnes plant feed at an average grade of approximately 15 g/t.  Three of the individual veins at La Purisima satisfied criterion (1) above but Mr. Sandefur elected not to include this material in indicated because of the shorter first range at La Purisima. This Mineral Resource Estimate for SJG does not include any ore loss or dilution outside wireframes, and as currently defined, is probably most appropriate for a highly selective, small equipment underground operation.

The veins at San Jose de Gracia have been historically mined for many years and historic mined volumes are not available. The one exception is the approximate 42,000 tonnes of ore processed by DynaMexico during its pilot production activities in 2003-2006. The resource table is not adjusted for any historic mining. To validate that historic mining had not significantly reduced the resource, CAM reviewed the database for all assays greater than 1 gram per ton gold that were next to missing values at the bottom of drill holes. Only four assays satisfying this criterion were found, and on the basis of this review, CAM does not believe that significant mining has occurred within the volumes defined by the wireframes.

Mineral Resource Estimate and 43-101 Technical Report - Data Verification

Mr. Luna initially visited the San Jose de Gracia Project in November 2010, and conducted site inspections at SJG in November 2011 and January 2012. Mr. Sandefur conducted a site inspection of the SJG Project in January 2012. While at the Property in November 2011, Mr. Luna inspected the areas of Tres Amigos, La Prieta, Gossan Cap, San Pablo, La Union, and La Purisima, and historic mining sites. In January 2012, Mr. Sandefur and Mr. Luna inspected the areas of Tres Amigos, San Pablo, La Union, and La Purisima. Pictures of the areas were taken. Many of the drill pads for the drilling programs of 2007 to 2011 were clearly located and identified. Mr. Luna also inspected San José de Gracia’s core logging and storage facilities, the geology offices, the meteorological station, the plant nursery, and the mill. Mr. Sandefur also inspected San José de Gracia’s core logging and storage facilities.

DynaMexico Mineral Resource Estimate vs. Goldgroup Mineral Resource Estimate (Material Differences)

The 2012 DynaMexico Luna-CAM SJG 43-101 Technical Report and the 2012 DynaMexico-CAM SJG Mineral Resource Estimate were commissioned by DynaMexico in the best interests of DynaMexico in order to correct a previous technical report and resource estimate for SJG which were released without authorization by Goldgroup Mining Inc. on November 23, 2011, and filed with SEDAR on January 3, 2012; and which technical report and resource estimate were released and filed by Goldgroup without approval from DynaMexico. Goldgroup is a shareholder of DynaMexico and as such has it no authority to independently commission or release a technical report or resource estimate for SJG.

The material differences between the premature, non-approved resource estimate for SJG released by Goldgroup and the 2012 DynaMexico-CAM SJG Mineral Resource Estimate are shown in the table below:

Resources Categories (Indicated & Inferred)	2012 DynaMexico (“CAM SJG Mineral Resource”)		Goldgroup Not-approved by DynaMexico
at 2 g/t Au cut off	Au Ounces	Avg. Au g/t	Au Ounces	Avg. Au g/t
San Pablo Indicated	274,000	6.52	0	0.00
San Pablo Inferred	103,000	6.02	381,000	6.49
SJG Total Indicated	402,000	5.69	147,000	5.00
SJG Total Inferred	741,000	5.83	963,000	5.16

The 2012 DynaMexico Luna-CAM SJG 43-101 Technical Report and the 2012 DynaMexico-CAM SJG Mineral Resource Estimate are the current and only Technical Report and Resource Estimate for SJG which have been approved by DynaMexico, the 100 % owner of San Jose de Gracia.

2012 DynaMexico CAM Mineral Resource Estimate and Technical Report - Qualified Persons

Each of Mr. Luna and Mr. Sandefur is a “Qualified Person” as that term is defined in National Instrument 43-101 and is “independent” as that term is also defined in National Instrument 43-101.

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012.

DynaMexico Water Concession

The Company has been informed by DynaResource de Mexico, SA de CV. (“DynaMexico”), the 100% owner of SJG, that DynaMexico has secured the Water Rights Concession for the area surrounding SJG. The Director of Water Administration of the National Water Commission of Mexico (CONAGUA) formally certified in writing the rights of DynaResource de Mexico, S.A. de C.V. to legally use, exploit and extract 1,000,000 m3 of water per year from the DynaMexico extraction infrastructure located within the perimeter of the mining concessions comprising the San Jose de Gracia Mining Property in Sinaloa State, Mexico. CONAGUA determined that the DynaMexico water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMexico will be subject to applicable levies imposed by the Mexican tax authorities in accordance with current Mexican tax laws.

Annual Meeting of Shareholders of DynaResource de Mexico – April 23, 2012

The Annual Meeting of the Shareholders of DynaMexico was held on April 23, 2012 in Mazatlan, Sinaloa Mexico. The meeting was attended by DynaResource, Inc. and Goldgroup Mining Inc., as shareholders of DynaMexico. Several hours following the commencement of the meeting of shareholders, DynaResource discovered agents of Goldgroup secretly tape recording the private meeting.

As a result of discovering the secret and unauthorized tape recording, and with the confidentiality of the private Shareholder Meeting breeched, the shareholders of DynaMexico unanimously agreed to the premature adjournment of the meeting, to be continued later when the conditions could be determined to be appropriate to resume.

DynaResource and DynaMexico are requesting an investigation be conducted into the secret and unauthorized actions discovered at the private Shareholder meeting.

Exclusive Operating Entity at San Jose de Gracia

Under agreement with DynaMexico, Mineras de DynaResource SA de CV. (“Mineras”) has been named the exclusive operating entity at the San Jose de Gracia Project. DynaResource owns 100% of Mineras.

DynaMexico General Power of Attorney

The Chairman-CEO of DynaUSA also serves as the President of DynaMexico and as the President of Mineras. And, the President of DynaMexico holds a broad power of attorney granted by the shareholders of DynaMéxico which gives the current President significant and broad authority within DynaMéxico.

Preliminary Economic Assessment Report

The Company anticipates that DynaMexico will commission at least one Preliminary Economic Assessment Report for the SJG Project in the third quarter, 2012.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012 (through August 7, 2012)	$1,781	$1,540	$1,641

Source: Kitco, Reuters and the London Bullion Market Association

On August 7, 2012, the afternoon fixing gold price on the London Bullion Market was $1,611 per ounce and the spot market gold price on the New York Commodity Exchange was $1,610 per ounce.

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

Amendment to Certificate of Incorporation / Article IV

At the Company’s Annual Meeting for year 2012, dated July 6, 2012, the shareholders of the Company voted to approve the following amendments to the Company’s Certificate of Incorporation. The Company has not yet made a filing with the Delaware Secretary of State to formalize the amendments.

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 45,001,000 shares, consisting of (i) twenty-five million (25,000,000) shares of Common Stock, par value $.01 per share (“Common Stock”), and (ii) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which one thousand (1,000) shares shall be designated as Series A Preferred Stock.

Common Stock

a. Dividends. Subject to the rights, if any, of the holders of Preferred Stock with respect to the payment of dividends and the requirements, if any, with respect to the setting aside of sums as sinking funds or redemption or purchase accounts for the benefit of such holders and subject to any other conditions that may be fixed in or pursuant to the provisions of this Article IV, the holders of Common Stock shall be entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors on the Common Stock out of assets which are legally available therefore. Any such dividends shall be divided among the holders of the Common Stock on a pro rata basis.

b. Liquidation. In the event of any liquidation of the corporation, after payment or provision for payment of the debts and liabilities of the corporation and after distribution to the holders of Preferred Stock of the amounts fixed in or pursuant to the provisions of this Article IV, the holders of the Common Stock shall be entitled to receive all the remaining assets of the corporation, tangible and intangible, of whatever kind available for distribution to stockholders. Any such assets shall be divided among the holders of Common Stock on a pro rata basis.

c. Voting. Except as may otherwise be required by law and subject to the rights of the holders of Preferred Stock fixed in or pursuant to this Article IV, each holder of Common Stock shall have one vote for each share of Common Stock held by such holder on each matter submitted to a vote of the stockholders.

Preferred Stock

a. General. Shares of the Preferred Stock may be issued from time to time in one or more series, the shares of each series to have any designations and powers, preferences and rights, and qualifications, limitations and restrictions thereof, as are stated and expressed in this Article IV and in any resolution or resolutions providing for the issue of such series adopted by the Board of Directors as hereinafter prescribed (a “Preferred Stock Designation”).

b. Authority of Board of Directors; Preferred Stock Designation. In addition to the series of Preferred Stock authorized pursuant to paragraph 4 of this Article IV, authority is hereby expressly granted to and vested in the Board of Directors to authorize the issuance of the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution or resolutions from time to time adopted providing for the issuance thereof the following:

(1) whether or not the series is to have voting rights, full, special or limited, or is to be without voting rights, and whether or not such series is to be entitled to vote as a separate class either alone or together with the holders of one or more other classes or series of stock;

(2) the number of shares to constitute the series and the designations thereof;

(3) the preferences and relative, participating, optional, or other special rights, if any, and the qualifications, limitations or restrictions thereof, if any, with respect to any series;

(4) whether or not the shares of any series shall be redeemable at the option of the corporation or the holders thereof or upon the happening of any specified event, and, if redeemable, the redemption price or prices (which may be payable in the form of cash, notes, securities or other property), and the time or times at which and the terms and conditions upon which such shares shall be redeemable and the manner of redemption;

(5) whether or not the shares of a series shall be subject to the operation of retirement or sinking funds to be applied to the purchase or redemption of such shares for retirement, and, if such retirement or sinking fund or funds are to be established, the periodic amount thereof, and the terms and provisions relative to the operation thereof;

(6) the dividend rate, whether dividends are payable in cash, stock of the corporation or other property, the conditions upon which and the times when such dividends are payable, the preference to or the relation to the payment of dividends payable on any other class or classes or series of stock, whether or not such dividends shall be cumulative or noncumulative, and if cumulative, the date or dates from which such dividends shall accumulate;

(7) the preferences, if any, and the amounts thereof which the holders of any series thereof shall be entitled to receive upon the voluntary or involuntary dissolution of, or upon any distribution of the assets of, the corporation;

(8) whether or not the shares of any series, at the option of the corporation or the holder thereof or upon the happening of any specified event, shall be convertible into or exchangeable for the shares of any other class or classes or of any other series of the same or any other class or classes of stock, securities or other property of the corporation and the conversion price or prices or ratio or ratios or the rate or rates at which such conversion or exchange may be made, with such adjustments, if any, as shall be stated and expressed or provided for in such resolution or resolutions; and,

(9) any other special rights and protective provisions with respect to any series that the Board of Directors may deem advisable.

c. Separate Series; Increase or Decrease in Authorized Shares. The shares of each series of Preferred Stock may vary from the shares of any other series thereof in any or all of the foregoing respects and in any other manner. The Board of Directors may increase the number of shares of Preferred Stock designated for any existing series by a resolution adding to such series authorized and unissued shares of Preferred Stock not designated for any other series. Unless otherwise provided in the Preferred Stock Designation, the Board of Directors may decrease the number of shares of Preferred Stock designated for any existing series by a resolution subtracting from such series authorized and unissued shares of Preferred Stock designated for such existing series, and the shares so subtracted shall become authorized, unissued and undesignated shares of Preferred Stock.

Series A Preferred Stock

There shall be authorized a series of Preferred Stock which shall have the designation and powers, preferences and rights, and qualifications, limitations and restrictions thereof, set forth in this Article IV. The designation of this series of Preferred Stock (“Series A Preferred Stock”) shall be “Series A Preferred Stock”, and the total number of authorized shares of such series shall be 1,000. Subject to the provisions of the Certificate of Incorporation, such number of shares may be increased or decreased from time to time by resolution of the Board of Directors; provided, however, that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares of such series then issued and outstanding, plus the number of shares of such series reserved for issuance upon the exercise of outstanding options, warrants or rights or the conversion or exchange of outstanding indebtedness or other securities issued by the corporation. Shares of Series A Preferred Stock shall have no dividend, voting or other rights except for the right to elect Class I Directors as set forth in Article V.

***

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

REVENUE. Revenue for the three and six months ended June 30, 2012 and 2011 was $0 and $0, respectively. The Company ceased its own production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources.

COST OF EXPLORATION. Exploration costs were $338,098 and $732,388 for the three months ended June 30, 2012 and 2011 respectively and $572,969 and $2,395,424 for the six months ended June 30, 2012 and 2011 respectively. The decrease in costs was due to the decrease in exploration and drilling activity from one year to the next.

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2012 and 2011 were $699,157 and $400,614 respectively and $1,516,146 and $847,290 for the six months ended June 30, 2012 and 2011 respectively. The above expenses include depreciation and amortization amounts of $72,298 and $73,514 for the six months ended June 30, 2012, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency translation gain or (loss) was $3,963 and $300 for the three months ended June 30, 2012 and 2011, respectively and $4,213 and $597 for the six months ended June 30, 2012 and 2011 respectively. Currency translation gain or (loss) was $(299,499) and $(148,979) for the three months ended June 30, 2012 and 2011, respectively, and $81,992 and $325,654 for the six months ended June 30, 2012 and 2011, respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended June 30, 2012 and 2011 was $158,851 and $493,552, respectively and for the six months ended June 30, 2012 and 2011 was $380,665 and $1,217,782, respectively. This is due to the Company reporting a smaller year over year loss.

COMPREHENSIVE (LOSS). Comprehensive loss includes the Company’s net loss plus the unrealized currency translation gain (loss) for the period which was a loss of $1,190,153 and a loss of $788,569 for the three months ended June 30, 2012 and 2011, respectively, and a loss of $1,590,445 and a loss of $1,695,526 for the six months ended June 30, 2012 and 2011 respectively.

LIQUIDITY AND CAPITAL RESOURCES. The Company has sufficient capital on hand to fund overhead operations through 2013.

PLAN OF OPERATION

Preliminary Economic Assessment Report

DynaMexico approved and released the National Instrument 43-101 (“NI 43-101”) Technical Report for SJG on March 28, 2012, and the Company now expects DynaMexico to commission a Preliminary Economic Assessment Report (“PEA”) in 2012. The Company expects the PEA to be commissioned to and compiled by a reputable firm and pursuant to National Instrument 43-101.

Structure of Company / Operations

Activities in México are conducted by DynaMéxico, through an operating agreement with the operating subsidiary of DynaResource, Inc., Mineras de DynaResource SA de CV. (“MinerasDyna”); with the management of personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones, SA de CV (“DynaOperaciones”). DynaResource, Inc. management and consultants continue to manage the 3 subsidiaries in México; while Chairman / CEO K.D. Diepholz is the President of each of the 3 companies. Management and administrative fees are charged by MinerasDyna and DynaOperaciones, which are eliminated in consolidation.

Competitive Advantage

The Company, through its subsidiaries, has been conducting business in México since March, 2000. During this period the Company believes it has structured its subsidiaries properly and strategically, and during which time the Company has retained key personnel and developed key relationships and support. The Company believes its experience and accomplishments in México give it a competitive advantage, even though many competitors may be larger and have more capital resources.

Drilling Programs

Further drilling programs at SJG are projected for the late 2012 or spring 2013, dependent upon agreed funding arrangements, but those plans will take into consideration the recent NI 43-101 2012 DynaMexico-CAM SJG Mineral Resource Estimate and the recommendations made in the 2012 DynaMexico Luna-CAM SJG 43-101 Technical Report. Further drilling may be based upon recommendations made in the anticipated PEA report. The Company expects continued drilling at SJG in order to expand resources at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. Additionally, the Company expects extensions to mineralization in all directions and down dip from the main target areas.

Liquidity and Capital Resources

As of June 30, 2012, the Company maintained working capital of $2,168,850, comprised of current assets of $2,211,739 and current liabilities of $42,889. This represents a decrease of $456,515 from the working capital maintained by the Company of $2,625,365 at December 31, 2011.

Net cash used in operations for the six months ended June 30, 2012 was $1,531,029 compared to $2,556,932 for the six months ended June 30, 2011. The decrease was a result of less activity on the property in the second quarter of 2012 compared to 2011.

Cash used for purchase of fixed assets was $2,129 in the six months ended June 30, 2012 compared to $685,135 in the same period in 2011.

Cash provided by financing activities for the six months ended June 30, 2012 was $940,394 compared to $4,375,469 for the same period in 2011. The main difference was that in the first six months of 2011, Goldgroup contributed $4,000,000 towards its required contribution under the Earn In/Option Agreement.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2012, our Chief Executive Officer and Chief Financial Officer as of June 30, 2012, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2012. Based on its evaluation, our management concluded that, as of June 30, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Controls over Financial Reporting

The Company has not made any changes in its internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, the Company issued 153,850 common shares and 358,100 common stock options for $973,500 cash. There were no underwriting discounts or commissions paid and the Company received the full amount of the funds. The sale of these securities were exempt from registration under Section 4(2) of the U.S. Securities Act of 1933. The funds will be used by the Company for working capital purposes.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

Date: August 17, 2012

