Form 10-Q
period 2012-09-30
DYNARESOURCE INC
filed 2012-11-19
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [  ] No [X].

As of November 19, 2012, there were 10,791,268 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3
	Notes to Financial Statements	7– 16

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	17 – 33
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	34
ITEM 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	35

ITEM 3.	Default Upon Senior Securities	35

ITEM 4.	Mine Safety Disclosures	35

ITEM 5.	Other Information	35

ITEM 6.	Exhibits and Reports on Form 8-K	35

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,610,373	$2,670,933
Accounts Receivable – Related Party	45,589	0
Foreign Tax Receivable	28,829	34,593
Other Current Assets	55,637	45,134
Total Current Assets	1,743,428	2,750,660

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $779,218 and $705,511)	896,924	967,319
Mining Properties (Net of Accumulated Amortization of $522,444 and $484,842)	4,180,923	4,218,525
Total Fixed Assets	5,077,847	5,185,844

Other Assets:
Investment in Affiliate	70,000	70,000
Other Assets	199,723	178,178
Total Other Assets	269,723	248,178
TOTAL ASSETS	$7,090,998	$8,184,682

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$26,523	$73,266
Accrued Expenses	49,582	52,029
Total Current Liabilities Long-Term Liabilities	76,105 0	125,295 0

TOTAL LIABILITIES	$76,105	$125,295

Equity: Preferred Stock, $1.00 par value, 10,000 shares authorized
1,000 and 1,000 shares issued and outstanding	$1,000	$1,000
Common Stock, $0.01 par value, 25,000,000 shares authorized
10,791,268 and 10,602,868 shares issued and outstanding	107,913	106,029
Preferred Rights	40,000	40,000
Additional Paid In Capital	39,913,764	38,421,114
Treasury Stock	(25,500)	0
Other Comprehensive Income	244,289	575,600
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(23,150,906)	(21,493,034)
Total DynaResource, Inc. Stockholders’ Equity	11,128,044	11,648,193
Noncontrolling Interest	(4,113,151)	(3,588,806)
TOTAL EQUITY	7,014,893	8,059,387
TOTAL LIABILITIES AND EQUITY	$7,090,998	$8,184,682

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through September 30, 2012

(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative Since Re-Entering Development Stage (Jan. 1, 2007)
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011	Through Sept 30, 2012

REVENUES	$0	$0	$0	$0	$346,726
COST OF SALES
Exploration Costs	346,042	160,950	919,011	2,556,374	15,360,127
GROSS PROFIT (DEFICIT)	(346,042)	(160,950)	(919,011)	(2,556,374)	(15,013,401)

OPERATING EXPENSES:
Depreciation and Amortization	39,009	38,061	111,309	111,575	835,250
General and Administrative	136,522	871,179	1,580,368	1,644,955	10,628,236
TOTAL OPERATING EXPENSES	175,531	909,240	1,691,677	1,756,530	11,463,486

NET OPERATING INCOME (LOSS)	(521,573)	(1,070,190)	(2,610,688)	(4,312,904)	(26,476,887)

OTHER INCOME (EXPENSE)
Portfolio Income	0	272	463	870	21,826
Other Income	0	0	3,750	0	6,737
Currency Translation Gain (Loss)	317,133	(80,548)	399,125	245,106	(1,068,614)
TOTAL OTHER INCOME (EXPENSE)	317,133	(80,276)	403,338	245,976	(1,040,051)

NET INCOME (LOSS) BEFORE INCOME TAXES	(204,440)	(1,150,466)	(2,207,350)	(4,066,928)	(27,516,938)

Provision for Income Taxes (Expense) Benefit	0	0	0	0	38,259
NET LOSS	(204,440)	(1,150,466)	(2,207,350)	(4,066,928)	(27,478,679)
Net Loss Attributable to Non-Controlling Interest	168,813	190,079	549,478	1,407,861	4,097,561
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(35,627)	(960,387)	(1,657,872)	(2,659,067)	(23,381,118)

COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities	0	0	0	0	(735,760)
Unrealized Currency Translation Gain (Loss)	23,831	293,383	75,933	299,696	1,047,406
COMPREHENISVE LOSS BEFORE NON-CONTROLLING INTEREST	(11,796)	(667,004)	(1,581,939)	(2,359,371)	(23,069,472)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	(4,832)	(129,096)	(25,134)	(132,279)	46,814

COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(16,628)	$(796,100)	(1,607,073)	$(2,491,650)	$(23,022,658)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average Shares Outstanding	10,764,935	10,014,033	10,703,396	9,927,177
(Loss) per Common Share	$(0.0033)	$(0.0959)	$(0.1549)	$(0.2678)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2012 (Unaudited)

and the Year Ended December 31, 2011 (Audited)

	Preferred		Common		Preferred	Additional Paid In	Treasury	Other Comprehensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2011	1,000	$1,000	9,763,220	$97,632	$40,000	$31,011,472	$0	$405,948	$(6,002,516)	$(17,223,915)	$8,329,621

Sale of Common Shares			565,148	5,652		2,220,005					2,225,657
Issuance of Common Shares for Services			274,500	2,745		1,158,444					1,161,189
Common Stock Options Issued						31,476					31,476
Other Comprehensive Income								169,652			169,652
DynaMexico Earn In						3,999,717					3,999,717
Net Income (Loss)										(4,269,119)	(4,269,119)
Stockholders’ Equity, December 31, 2011	1,000	$1,000	10,602,868	$106,029	$40,000	$38,421,114	$0	$575,600	$(6,002,516)	$(21,493,034)	$11,648,193

Sale of Common Shares			188,400	1,884		1,210,616					1,212,500
Common Stock Options Issued						282,034					282,034
Purchase of Treasury Shares							(25,500)				(25,500)
Other Comprehensive Income								(331,311)			(331,311)
Net Income (Loss)										(1,657,872)	(1,657,872)
Stockholders’ Equity, September 30, 2012	1,000	$1,000	10,791,268	$107,913	$40,000	$39,913,764	$(25,500)	$244,289	$(6,002,516)	$(23,150,906)	$11,128,044

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through September 30, 2012

(Unaudited)

	2012	2011	Cumulative Since Reentering the Development Stage (January 1, 2007) through Sept 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,207,350)	$(4,066,928)	$(27,478,679)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	0	554,290	2,748,564
Issuance of Common Stock Options	282,034	0	313,510
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	111,309	111,575	835,250
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
Decrease in Foreign Tax Receivable	5,764	205,602	20,376
(Increase) in A/R – Related Party	(48,589)	0	(48,589)
(Increase) Decrease in Other Current Assets	(10,503)	4,012	110,556
(Increase) in Other Assets	(21,545)	(90)	(199,723)
(Decrease) in Accounts Payable	(46,743)	(21,082)	(14,881)
(Decrease) in Accrued Expenses	(2,447)	(16,024)	(54,554)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(1,938,070)	(3,228,645)	(23,578,280)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(3,312)	(691,632)	(1,092,408)
Retirement of Fixed Assets	0	0	20,148
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	0	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(3,312)	(691,632)	(1,142,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	0	4,000,000	17,674,712
Proceeds from Sale of Common Stock	1,212,500	1,903,656	7,535,451
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	(306,178)	(339,038)	235,514
Purchase of Treasury Stock	(25,500)	0	(397,979)
Sale of Treasury Stock	0	0	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	880,822	5,564,618	25,510,073

NET INCREASE (DECREASE) IN CASH	(1,060,560)	1,644,341	789,533

CASH AT BEGINNING OF PERIOD	2,670,933	1,277,065	820,840
CASH AT END OF PERIOD	$1,610,373	$2,921,406	$1,610,373

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$0	$554,290	$2,748,564
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Non-Cash Conversion of Note Receivable to Equity	$0	$0	$750,000
Non-Cash Issuance of Stock Options	$282,034	$0	$313,500
Non-Cash Dividend of Property	$0	$0	$129,822
Cash Paid for Interest	$0	$0	$0
Cash Paid for Income Taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

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

In January 2008, DynaMexico issued 15% of its outstanding common shares to Goldgroup Resources Inc. (“Goldgroup”), in exchange for $3,000,000 USD cash contribution for exploration expenditures at the San Jose de Gracia property (“SJG”). In August 2008, DynaMexico issued an additional 10% of its outstanding common shares to Goldgroup in exchange for additional $3,000,000 USD cash for exploration expenditures, and in March 2011, DynaMexico issued an additional 25% of its outstanding common shares to Goldgroup in exchange for additional $12,000,000 USD cash for exploration expenditures (See Note 6 below).   Goldgroup has contributed $18,000,000 USD in aggregate to DynaMexico, and it directly or indirectly, currently owns 50% of the outstanding common shares of DynaMexico.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended September 30, 2012 and December 31, 2011 (Mexican pesos per one U.S. dollar):

	September 30, 2012
Current exchange rate:	Pesos	12.86

Weighted average exchange rate for the period ended:	Pesos	12.76

	December 31, 2011
Current exchange rate:	Pesos	13.97

Weighted average exchange rate for the year ended:	Pesos	12.42

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.   At September 30, 2012, the Company had a balance of $920,267 that was in excess of the FDIC insurance limit and $500,000 which is currently insured in full under the FDIC’s temporary unlimited coverage on non-interest bearing transactions accounts, expiring on December 31, 2012. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. No allowance has been established as all receivables were deemed to be fully collectable.

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of September 30, 2012 and December 31, 2011 are $28,829 and $34,593, respectively.

Inventory:

As the Company ceased mining production in 2006, there is no inventory as of September 30, 2012 and December 31, 2011.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing, no events have occurred that would require write-down of any assets.  As of September 30, 2012, no indications of impairment existed.

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

As of September 30, 2012, no indications of impairment existed.

Advertising Costs:

The Company incurred no advertising costs for the nine months ended September 30, 2012 and 2011.

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

Comprehensive Income:

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended September 30, 2012 and December 31, 2011, the Company’s components of comprehensive income were foreign currency translation adjustments and unrealized losses on securities held for sale.

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

There were no potentially dilutive common stock equivalents as of September 30, 2012, therefore basic earnings per share equals diluted earnings per share for the year ended September 30, 2012.  The Company had 1,130,300 options and warrants outstanding at September 30, 2012. As the Company incurred a net loss during the period ended September 30, 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the nine months ended September 30, 2011, the basic and diluted loss per common share is the same amount.   As of September 30, 2011, the Company had zero stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at September 30, 2012 and December 31, 2011:

	2012	2011

Mining camp equipment and fixtures	$1,225,723	$1,224,540
Transportation equipment	268,253	268,253
Lab equipment	14,306	14,306
Machinery and equipment	43,187	43,187
Office furniture and fixtures	76,895	76,895
Office equipment	11,673	11,673
Computer equipment	36,105	33,976
Sub-total	1,676,142	1,672,830
Less: Accumulated depreciation	(779,218)	(705,511)
Total	$896,924	$967,319

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $73,707 and $66,575 for the nine months ended September 30, 2012 and 2011, respectively. The Company acquired a tractor during 2011 that was not in service as of September 30, 2012, and therefore, has not yet been depreciated.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at September 30, 2012 and December 31, 2011:

	2012	2011
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(522,444)	(484,842)

Total Mining Properties	$4,180,923	$4,218,525

Amortization expense was $37,602 and $45,000 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 4 – INVESTMENT IN AFFILIATE

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

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management believes has no merit. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of September 30, 2012 and December 31, 2011 to be $70,000. Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

 NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of September 30, 2012 and December 31, 2011 are as follows:

Deferred Tax Asset Related to:

	2012	2011
Prior Year	$7,008,203	$5,004,276
Tax Benefit for Current Year	750,499	2,003,927
Total Deferred Tax Asset	7,758,702	7,008,203
Less: Valuation Allowance	(7,758,702)	(7,008,203)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $30,000,000 at September 30, 2012, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2012.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company paid $40,000 and $30,000 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in the nine months ended September 30, 2012 and 2011, respectively.

In addition, the Company has issued its stock to the following directors and consultants for the periods ended September 30, 2012 and December 31, 2011, respectively:

	2012	2011
Directors	$0	$85,500
Consultants	0	1,075,689

Totals	$0	$1,161,189

The above stock transactions were expensed as compensation in the financial statements.

As discussed in Note 4, the Company has made an investment in DynaNevada, an entity having common management with the Company. The Company also has a $46,604 receivable from DynaNevada for consulting work performed on the Company’s behalf.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company is currently authorized to issue 10,000 shares of its Series A Preferred Stock, having a par value of $1.00 per share.  Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company.  In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. An aggregate of 1,000 shares of Series A Preferred Stock were outstanding at September 30, 2012 and December 31, 2011, respectively.

Common Stock:

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At September 30, 2012 and December 31, 2011, there were 10,791,268 and 10,602,868 shares outstanding, respectively.

Dividends:

No dividends were paid in 2012 or 2011.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,000 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of September 30, 2012 and December 31, 2011, respectively.

Stock Issuances:

During the nine months ended September 30, 2012, the Company issued 188,400 common shares for cash.

During 2011, the Company issued 565,148 common shares for cash.

During 2011, the Company also issued 274,500 shares for $1,161,189 of consulting services. Included in this amount was 20,000 shares issued to directors for $85,500 in services.

Treasury Stock:

Treasury stock is accounted for by the cost method.

Options and Warrants:

The Company had 1,130,300 options or warrants outstanding at September 30, 2012.

During the nine months ended September 30, 2012, 1,105,300 options or warrants were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

During 2011, 25,000 options were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

NOTE 9 – EMPLOYEE BENEFIT PLANS

During the periods ended September 30, 2012 and December 31, 2011, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

 NOTE 10 – COMMITMENTS AND CONTINGENGIES

The Company’s 50% owned subsidiary DynaMexico is required to pay taxes in order to maintain the several mining concessions it owns.  Additionally, DynaMexico is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.   Based on Management’s business plans, the Company does not anticipate that DynaMexico will have any issues in meeting the minimum annual expenditures for the concessions, and DynaMexico retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2010 minimum, adjusted for annual inflation of 4%).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2011 and then in August 2012, the Company entered into a one year extensions of the lease through August 31, 2013. The Company paid rent expense of $34,560 and $34,255 related to this lease for the nine months ended September 30, 2012 and 2011.

The following is a schedule of minimum lease payments required under the existing lease as of September 30, 2012:

Year Ended December 31:	Amount

2012	$11,520
2013 and beyond	30,720
Total	$42,240

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 50% interest in DynaResource de México, S.A. de C.V. Changes in Non-controlling Interest for the nine months ended September 30, 2012 and the year ended December 31, 2011 were as follows:

	Nine Months Ended	Year ended
	Sept 30, 2012	Dec 31, 2011
Beginning balance	$(3,588,806)	$(1,923,300)
Operating income (loss)	(549,478)	(1,624,783)
Other comprehensive income (loss)	25,134	(40,723)
Ending balance	$(4,113,151)	$(3,588,806)

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

As of September 30, 2012 and December 31, 2011, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. There were no financial liabilities as of September 30, 2012. A description of the valuation of the Level 3 inputs is discussed in Note 4.

	Fair Value Measurement at September 30, 2012 Using:
	Sept 30, 2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,610,373	$1,610,373	$—	$—
Investment in Affiliate	70,000	$—	$—	$70,000
	$1,680,373	$1,610,933	$—	$70,000

	Fair Value Measurement at December 31, 2011 Using:
	December 31, 2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$2,670,933	$2,670,933	$—	$—
Investment in Affiliate	70,000	$—	$—	$70,000
	$2,740,933	$2,670,933	$—	$70,000

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

IMPORTANT NOTE REGARDING CANADIAN DISCLOSURE STANDARDS

The Company is an “OTC Reporting Issuer” as that term is defined in BC Multilateral Instrument 51-105, Issuers Quoted in the U.S. Over-the-Counter Markets, promulgated by the British Columbia Securities Commission. Accordingly, certain disclosure in this quarterly report has been prepared in accordance with the requirements of securities laws in effect in Canada, which differ from the requirements of United States securities laws. In Canada, an issuer is required to provide technical information with respect to mineralization, including reserves and resources, if any, on its mineral exploration properties in accordance with Canadian requirements, which differ significantly from the requirements of the United States Securities and Exchange Commission (the “SEC”) applicable to registration statements and reports filed by United States companies pursuant to the Securities Act or the Exchange Act. As such, information contained in this quarterly report concerning descriptions of mineralization under Canadian standards may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements of the SEC and not subject to Canadian securities legislation. This quarterly report may use the terms “measured mineral resources”, “indicated mineral resources” and “inferred mineral resources”. While these terms are recognized and required by Canadian securities legislation (under National Instrument 43-101, Standards of Disclosure for Mineral Projects), the SEC does not recognize them. United States investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted to reserves. In addition, “inferred mineral resources” have a great amount of uncertainty as to their existence and economic and legal feasibility. It cannot be assumed that all or any part of a measured mineral resource, indicated mineral resource or inferred mineral resource will ever be upgraded to a higher category. Under Canadian securities legislation, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, although they may form, in certain circumstances, the basis of a “preliminary economic assessment” as that term is defined in National Instrument 43-101, Standards of Disclosure for Mineral Projects. U.S. investors are cautioned not to assume that any part or all of any reported measured, indicated, or inferred mineral resource estimates referred to herein or in the Technical Report are economically or legally mineable.

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

Under amendments to the Mining Act of Mexico that came into effect on December 2006, the classifications of Mining Exploration Concessions and Mining Exploitation Concessions were replaced by a single classification of Mining Concessions valid for a renewable term of 50 years, commencing from the initial issuance date. To be converted into Mining Concessions at the time these amendments came into force, former exploration and exploitation concessions had to be in good standing at the time of conversion. All of the SJG concessions were converted to 50-year Mining Concessions at the time the amendments to the Mining Act came into effect. To renew the 50-year term, Mining Concessions must be in good standing at the time application is filed and application for renewal must be filed within 5 years prior to expiration of the term.

To maintain Mining Concessions in good standing, the registered owner must (a) pay bi-annual mining duties in advance, by January 31 and July 31 each year, (b) file assessment work reports by May 30 each year, for the preceding year (some exception rules apply), and (c) file by January 31 each year, statistical reports on exploration / exploitation work conducted for the preceding year.

Notice of Commencement of Production Activities and Annual Production Reports must be filed annually by January 31 each year for those concessions where mineral ore extraction is taking place. As a general provision, registered owners of Mining Concessions must follow environmental and labor laws and regulations in order to maintain their Mining Concessions in good standing.

As of the date of this Form 10-Q, all of the 33 mining concessions comprising the SJG Property are in good standing with respect to the payment of taxes and the filing of assessment work obligations imposed by the Mining Act of Mexico and its Regulations.

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

Surface Lease Rights

In addition to the surface rights held by DynaMexico pursuant to the Mining Act of Mexico and its Regulations (Ley Minera y su Reglamento), DynaMexico maintains access and surface rights to the SJG Project pursuant to a surface lease agreement. Dated May 12, 2002, the surface lease, formally entitled “Land Occupation Agreement” between the El Ejido Santa Maria and DynaResource de Mexico, covers 4,399 hectares and has a term of 30 years. The surface lease is currently in good standing, and DynaMexico has no future financial obligations in order to maintain the surface lease, other than to conduct its mining activities in accordance with applicable Mexican environmental, mining and labor laws and regulations.

Property Location

The San Jose de Gracia mining property surrounds the area of San Jose de Gracia, Sinaloa State, Mexico. San Jose de Gracia is located on the west side of the Sierra Madre Mountains in the Sierra Madre Gold-Silver Belt, approximately 100 kilometers inland from Los Mochis, Sinaloa Mexico and approximately 200 kilometers north of Mazatlan, Sinaloa.

Access

The San José de Gracia Project can be accessed by road, via a sealed highway from either Culiacan, the capital city of the State of Sinaloa (located to the south of the San José de Gracia Project) or the city of Guamuchil (located to the southwest of SJG), to the small town of Sinaloa de Leyva, then by gravel mountainous road to the village of San José de Gracia.

The San José de Gracia Project can also be accessed by air. A gravel airstrip is located adjacent to the village of San José de Gracia which is located at the southwestern portion of the property at the SJG Project, and the airstrip is suitable for light aircraft.

Climate and Operating Season

The climate is semi-tropical with a rainy season dominating from late June / early July through September. Operations at the San José de Gracia Project are in part dependent on the weather and some activities may be suspended during the rainy season.

Infrastructure and Local Resources

Power

A power line to the San José de Gracia Project has been installed by the Comisión Federal de Electricidad, the only authorized power producer in Mexico. The power line was installed in March 2012 from the municipality of Sinaloa de Leyva (La Estancia area), a distance of approximately 75 kilometers.

The power line is currently 220 volts maximum capacity, which supports domestic use only, including the office and camp facilities at SJG, such as water pump, air conditioning, refrigeration, lights, internet, and fans, as well as local residential use. Currently, the SJG Project produces its own diesel-generated power for industrial use.

Water

The water source for the SJG camp is from a water well located close to the river which runs just west of the village of San José de Gracia. DynaMexico has obtained the water concession rights for this water source, which provide for usage of 1,000,000 cubic meters per year. Currently, DynaMexico estimates its consumption of water to be approximately 10,000 liters per week.

Accommodations

The mine site area camp maintains facilities which can accommodate about 50 persons. The village of San José de Gracia maintains few stores, and which offer only minimal goods.

Offices – Camp Facilities

DynaMexico maintains an administrative and logistics office in Guamuchil, located 125 kilometers southwest of the SJG property. The SJG Project sources many of its supplies from Guamuchil, and from Los Mochis and Culiacan. A satellite dish installed at the SJG Property provides communications from the SJG Property to Guamuchil.

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

DynaMéxico Summary of Drilling Results

Through March 31, 2011, a total of 68,741 Meters drilling had been completed in 298 core drill holes financed pursuant to the Option Agreement. The drilling results obtained from San Jose de Gracia through DDH SJG 10-298 confirm the extensions of mineralization, down dip of historical workings, with confirmation of high grade gold (+ 10 g/t), and including bonanza grade ore shoots which are consistent with historical and recent production grades. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results. Further drilling will be targeted at Tres Amigos, San Pablo, La Union and La Purisima, and at Rosario / Rudolpho, Northeast Tres Amigos, La Prieta and Veta Tierra. Numerous additional anomalies at SJG remain virtually unexplored and undrilled.

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

Mineral Resource and Classification for San Jose de Gracia Project (Below)

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

No Known Reserves

The SJG property is without known reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. The quantity and grade of the “indicated” and “inferred” mineral resources” reported in the mineral resource estimate contained in this Form 10-Q are estimates only. There has been insufficient exploration to define any mineral reserves on the property, and it is uncertain if further exploration will result in discovery of mineral reserves.

Currently, the Company’s drilling programs are exploratory in nature.

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

Updated Mineral Resource Estimate

During the third quarter, Mineras commissioned Chlumsky, Armbrust & Meyer LLC, Lakewood, CO. (“CAM”), Mr. Robert Sandefur, BS, MSc, P.E., senior reserve analysis and a Qualified Person as defined under NI 43-101, for the purpose of updating the Mineral Resource Estimate at San Jose de Gracia and to include lower grade mineralized areas of San Jose de Gracia using a .3 g/t Au cut off grade.

Metallurgical Testing

During the third quarter, Mineras engaged Kappes, Cassiday & Associates, Reno, NV. (“KCA”), for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia.

Preliminary Economic Assessment Report

The Company anticipates that DynaMexico will commission at least one Preliminary Economic Assessment Report for the SJG Project in the first or second quarter of 2013.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012 (through November 7, 2012)	$1,781	$1,540	$1,641

Source: Kitco, Reuters and the London Bullion Market Association

On November 7, 2012, the afternoon fixing gold price on the London Bullion Market was $1,611 per ounce and the spot market gold price on the New York Commodity Exchange was $1,610 per ounce.

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

Exploration and Mining Permit Requirements (Mexico)

In respect of permit requirements for mineral exploration and mining in Mexico, the most relevant applicable laws, regulations and official technical norms are the following: the Federal Mining Act, and its Regulations, the Federal Environmental Protection and Ecological Equilibrium Act, and its Regulations, the Federal Sustainable Forestry Development Act and its Regulations, the Federal Explosives and Firearms Act, the National Waters Act and the Mexican Official Norm 120.

To carry out mineral exploration activities, holders of mining concessions in Mexico are required to file at the offices of the Federal Secretariat of the Environment and Natural Resources (“SEMARNAT”) a “Notice of Commencement of Exploration Activities” under the guidelines of the Mexican Official Norm 120 (“Norm 120”). SEMARNAT is the office of the Federal Government of Mexico responsible for the review and issuance of a CSUP (referenced below), the review of a Technical Justification Study (referenced below) and the filing of Norm 120. Norm 120 is a notice to SEMARNAT only, and has no processing time.

If contemplated mineral exploration activities fall outside of the parameters defined under Norm 120, a “Change of Soil Use Permit” (“CSUP”) Application is required to be filed at the SEMARNAT under the guidelines of the Federal Sustainable Forestry Development Act and its Regulations. To meet the requirements for issuance of a CSUP, the applicant must also file a Technical Study (“Technical Justification Study”) to justify the change of soil use from forestry to mining, to demonstrate that biodiversity will not be compromised, and to demonstrate that there will be no soil erosion or water quality deterioration on completion of the mineral exploration activities.

As a pre-requisite for issuance of a CSUP, Article 118 of the Federal Sustainable Forestry Development Act provides for the posting of a bond to the Mexican Forestry Fund for remediation, restoration and reforestation of the areas impacted by the mineral exploration activities.

To carry out mining activities in Mexico, holders of mining concessions are also required to file an “Environmental Impact Assessment Study” (“Environmental Impact Study”) under the guidelines of the Federal Environmental Protection and Ecological Equilibrium Act and its Regulations, in order to evaluate the environmental impact of the contemplated mining activities.

As a pre-requisite for approval of an Environmental Impact Study, the Federal Environmental Protection and Ecological Equilibrium Act and its Regulations require the posting of a bond to guarantee remediation and rehabilitation of the areas impacted by the mining activities.

If the use of explosives materials is required for execution of mineral exploration or mining activities, an Application for General Permit for Use, Consumption and Storage of Explosive (“Explosives Permit”) is required to be filed at the offices of the Secretariat of National Defense (“SEDENA”) under the guidelines of the Federal Explosives and Firearms Act.

Under the Federal Mining Act, holders of mining concessions in Mexico have the right to the use of the water coming from the mining works. However, certification of water rights and/or issuance of water rights concessions are required from the National Water Commission (“CONAGUA”) under the guidelines of the National Waters Act.

DynaMexico Permit Filings / Permits

•	On February 10, 2003, SEDENA granted DynaMexico an Explosives Permit for the use and storage of explosives materials in SJG.
•	In June 2006, DynaMexico ceased use of explosives materials in its mining activities at SJG, and requested suspension of the Explosives Permit. The Explosives Permit has been temporarily suspended by SEDENA and DynaMexico will be required to file a re-activation application to re-activate the Explosives Permit.
•	On June 28, 2010, DynaMexico filed a Preventive Exploration Notice at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.
•	On July 21, 2010, SEMARNAT authorized DynaMexico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of 36 months, as SEMARNAT determined that such activities fall within the framework of Norm 120. SEMARNAT’s approval was subject to the following conditions: (a) DynaMexico’s filing of a CSUP Application (referenced below) and approval thereof by SEMARNAT, and (b) posting of a bond in the amount of $134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMexico.
•	On August 9, 2010, DynaMexico filed at the offices of SEMARNAT a CSUP Application and a Technical Justification Study to carry out certain mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.
•	On December 20, 2010, SEMARNAT approved the CSUP Application filed by DynaMexico with respect to the San José de Gracia Project and authorized DynaMexico to conduct mineral exploration activities on 5.463 hectares of the San José de Gracia Project for a term of 36 months.
•	On March 8, 2012 the Director of Water Administration of CONAGUA certified in writing the rights of DynaMexico to use exploit and extract 1,000,000 cubic meters of water per year from the extraction infrastructure located in San José de Gracia. CONAGUA determined that DynaMexico’s water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMexico will be subject to applicable levies imposed by the Mexican tax authorities under applicable tax laws.
•	DynaMexico will file an Environmental Impact Study and post the appropriate bond at such time as it re-commences mining (as opposed to exploration) activities.

DynaMexico Bonding Requirements

•	Under the Exploration Permit issued to DynaMexico on July 21, 2010, SEMARNAT imposed upon DynaMexico a bonding obligation in the amount of $ 134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMexico.
•	Under the CSUP issued to DynaMexico on December 20, 2010, SEMARNAT imposed upon DynaMexico a bonding obligation of $116,911 Mexican Pesos for reforestation and remediation measures with respect to the San José de Gracia Project. The bond was timely posted by DynaMexico.

Permit Processing Times (In General)

•	Processing time for review and approval of a CSUP Application and Technical Justification Study varies depending on the workload of the SEMARNAT regional office where an application is filed, but a processing time of four months is typical.
•	Processing time for review and approval of an Environmental Impact Study varies depending on the workload of the SEMARNAT regional office where an application is filed, but a processing time of six months is typical.
•	Processing time for issuance of an Explosives Permit by SEDENA is approximately six months.
•	Processing time for issuance of a water rights concession by CONAGUA is approximately six months.

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

***

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

REVENUE. Revenue for the three and nine months ended September 30, 2012 and 2011 was $0 and $0. The Company ceased its own production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources.

COST OF EXPLORATION. Exploration costs were $346,042 and $160,590 for the three months ended September 30, 2012 and 2011 respectively and $919,011 and $2,556,374 for the nine months ended September 30, 2012 and 2011 respectively. The decrease in costs was due to the decrease in exploration and drilling activity from one year to the next.

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2012 and 2011 were $175,531 and $909,240 respectively and $1,691,677 and $1,756,530 for the nine months ended September 30, 2012 and 2011 respectively. The above expenses include depreciation and amortization amounts of $111,309 and $111,575 for the nine months ended September 30, 2012, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency translation gain or (loss) was $0 and $272 for the three months ended September 30, 2012 and 2011, respectively and $4,213 and $870 for the nine months ended September 30, 2012 and 2011 respectively. Currency translation gain or (loss) was $317,133 and $(80,548) for the three months ended September 30, 2012 and 2011, respectively, and $399,125 and $245,106 for the nine months ended September 30, 2012 and 2011, respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended September 30, 2012 and 2011 was $168,813 and $190,079, respectively and for the nine months ended September 30, 2012 and 2011 was $549,478 and $1,407,061, respectively. This is due to the Company reporting a smaller year over year loss.

COMPREHENSIVE (LOSS). Comprehensive loss includes the Company’s net loss plus the unrealized currency translation gain (loss) for the period which was a loss of $16,628 and a loss of $796,100 for the three months ended September 30, 2012 and 2011, respectively, and a loss of $1,607,073 and a loss of $2,491,650 for the nine months ended September 30, 2012 and 2011 respectively.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company maintained working capital of $1,667,323, comprised of current assets of $1,743,428 and current liabilities of $76,105. This represents a decrease of $958,042 from the working capital maintained by the Company of $2,625,365 at December 31, 2011.

Net cash used in operations for the nine months ended September 30, 2012 was $1,938,070 compared to $3,228,645 for the nine months ended September 30, 2011. The decrease was a result of decreased activity on the property in the first nine of 2012 compared to 2011.

Cash used for purchase of fixed assets was $3,312 in the nine months ended September 30, 2012 compared to $691,632 in the same period in 2011.

Cash provided by financing activities for the nine months ended September 30, 2012 was $880,622 compared to $5,564,618 for the same period in 2011. The main difference was that in the first nine months of 2011, Goldgroup contributed $4,000,000 towards its required contribution under the Earn In/Option Agreement.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2012, our Chief Executive Officer and Chief Financial Officer as of September 30, 2012, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at September 30, 2012. Based on its evaluation, our management concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

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

PART II

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, the Company issued 188,400 common shares and 458,900 common stock options for $1,215,500 cash. There were no underwriting discounts or commissions paid and the Company received the full amount of the funds. The sale of these securities were exempt from registration under Section 4(2) of the U.S. Securities Act of 1933. The funds will be used by the Company for working capital purposes.

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

Date: November 19, 2012

