Form 10-K/A
period 2011-12-31
DYNARESOURCE INC
filed 2013-02-08
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM    10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: _______000-30371_____________________

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

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

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

Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the Registrant is a large filer, an accredited filer, non-accredited filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accredited filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accredited filer [ ] Accredited filer [ ]

Non-accredited filer [ ] Smaller reporting company [X]

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

Number of common shares outstanding at March 30, 2012 10,602,868

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on April 2, 2012 (the “Original Form 10-K”).  This Report is being filed for the sole purpose of responding to comments of the staff of the SEC.

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Report.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

3

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS -- INFORMATION CONCERNING
PREPARATION OF RESOURCE AND RESERVE ESTIMATES

The Company is required to prepare reports under the Canadian Securities Administrators’ National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”), under the Canadian securities laws because we are subject to Canadian securities laws. These standards are materially different from the standards generally permitted in reports filed with the United States Securities and Exchange Commission (“SEC”).

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” used in this report are Canadian mining terms defined in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) in the CIM Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council. These definitions differ from the definitions of those terms in Industry Guide 7 (“Guide 7”) promulgated by the SEC. Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under Guide 7 standards, a “Final” or “Bankable” feasibility study is required to report reserves, the three-year historical average precious metals prices are used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate government authority. One consequence of these differences is that “reserves” calculated in accordance with Canadian standards may not be “reserves” under Guide 7 standards. U.S. investors should be aware that the Company’s properties located in Mexico do not have “reserves” as defined by Guide 7 and are cautioned not to assume that any part or all of the disclosed mineralized material will be confirmed or converted into Guide 7 compliant “reserves”.

Under NI 43-101, we report measured, indicated and inferred resources, which are measurements that are generally not permitted in filings made with the SEC. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. U.S. investors are cautioned not to assume that any part of measured or indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. It cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, U.S. investors are also cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

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

Current Mining Concessions - San José de Gracia

Claim Name	Claim Number	Staking date	Expiry	Hectares	Taxes / ha (pesos)
AMPL. SAN NICOLAS	183815	22/11/1988	21/11/2038	17.4234	111.27
AMPL. SANTA ROSA	163592	30/10/1978	29/10/2028	25.0000	111.27
BUENA VISTA	211087	31/03/2000	30/03/2050	17.9829	63.22
EL CASTILLO	214519	02/10/2001	01/10/2051	100.0000	31.62
EL REAL	212571	07/11/2000	06/11/2050	2037.9479	63.22
EL REAL 2	216301	30/04/2002	29/04/2052	280.1555	31.62
FINISTERRE FRACC. A	219001	28/01/2003	27/01/2053	18.7856	31.62
FINISTERRE FRACC. B	219002	28/01/2003	27/01/2053	174.2004	31.62

Claim Name	Claim Number	Staking date	Expiry	Hectares	Taxes / ha (pesos)
GUADALUPE	189470	05/12/1990	04/12/2040	7.0000	111.27
LA GRACIA I	215958	02/04/2002	01/04/2052	300.0000	31.62
LA GRACIA II	215959	02/04/2002	01/04/2052	230.0000	31.62
LA LIBERTAD	172433	15/12/1983	14/12/2033	97.0000	111.27
LA NUEVA AURORA	215119	08/02/2002	07/02/2052	89.3021	31.62
LA NUEVA ESPERANZA	226289	06/12/2005	05/12/2055	40.0000	7.6
LA UNION	176214	26/08/1985	25/08/2035	4.1098	111.27
LOS TRES AMIGOS	172216	27/10/1983	26/10/2033	23.0000	111.27
MINA GRANDE	163578	10/10/1978	09/10/2028	6.6588	111.27
NUEVO ROSARIO	184999	13/12/1989	12/12/2039	32.8781	111.27
PIEDRAS DE LUMBRE 2	215556	05/03/2002	04/03/2052	34.8493	31.62
PIEDRAS DE LUMBRE 3	218992	28/01/2003	27/01/2053	4.3098	31.62
PIEDRAS DE LUMBRE No.4	212349	29/09/2000	28/09/2050	0.2034	63.22
PIEDRAS DE LUMBRE UNO	215555	05/03/2002	04/03/2052	40.2754	31.62
SAN ANDRES	212143	31/08/2000	30/08/2050	385.0990	63.22
SAN JOSÉ	208537	24/11/1998	23/11/2048	27.0000	111.27
SAN MIGUEL	183504	26/10/1988	25/10/2038	7.0000	111.27
SAN NICOLAS	163913	14/12/1978	13/12/2028	55.5490	111.27
SAN SEBASTIAN	184473	08/11/1989	07/11/2039	40.0000	111.27
SANTA MARIA	218769	17/01/2003	16/01/2053	4.2030	31.62
SANTA ROSA	170557	13/05/1982	12/05/2032	31.4887	111.27
SANTO TOMAS	187348	13/08/1986	12/08/2036	312.0000	111.27
TRES AMIGOS 2	212142	31/08/2000	30/08/2050	54.4672	63.22
FINISTERRE 4	231166	18/01/2008	17/01/2058	2142.1302	5.08
FRANCISCO ARTURO	230494	06/09/2007	27/03/2057	62481.3815	5.08
TOTAL				69,121.4010

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

1997-1998 Drilling – Exploration Programs

A drill program was conducted at SJG in 1997 - 1998 by a prior majority owner.  Approximately 6,172 meters drilling was completed in 63 core drill holes. Significant intercepts, including bonanza grades, outlined the down dip potential of the Northeast section (150 Meter NE to SW extent of the Drilling) of the Los Hilos to Tres Amigos Trend of SJG.  Surface and underground sampling in 1999 - 2000 confirmed high grades in historic workings and surface exposures throughout the project area.  These high grades outline the presence of mineralization shoots developed within the veins.  The mineralization shoots appear to be controlled by dilational jogs and/or vein intersections. A total of 544 samples were collected in 1999-2000, and assayed an average 6.51 grams/ton gold.

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

No Known Reserves

Currently, the Company’s drilling programs (through DynaMexico) are exploratory in nature.

The SJG Property is without known reserves. Under U.S. standards, set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

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

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012.

Preliminary Economic Assessment Report

The Company anticipates that DynaMexico will commission at least one Preliminary Economic Assessment Report for the SJG Project in the second quarter, 2013.

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

The exploration and development of mineral deposits involve significant risks which a combination of careful evaluation, experience and knowledge may not eliminate. There is no assurance that the Company’s exploration programs will result in further discoveries of commercial mineralization bodies.

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

Uncertainty of Resource Estimate

There can be no certainty that any resource estimate by the Company’s consultants would ever be realized in production.

The current formal resource estimate in respect of the SJG Property (the NI 43-101 Mineral Resource Estimate) is based on limited information, such as historical data, drilling programs, the production activity conducted by the Company in 2003 – 2006, and various reports, manual calculations and opinions. No assurance can be given that the anticipated tonnages and grades will be achieved or that the estimated or indicated level of recovery will realized. The grade of mineralization actually recovered or produced could differ significantly from the resource estimates.

No Known Reserves

Currently, the Company’s drilling programs (through DynaMexico) are exploratory in nature.

The SJG Property is without known reserves. Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

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

Historical production of Gold at the San Jose de Gracia Property May Not be Indicative of Future Production or Revenue.

The SJG Property is a high-grade mineralized system with reported historical production of over 1 M. Oz. Gold. The production occurred in the early 1900’s, prior to the Mexican Revolution. Since the time, the property has seen small scale mining operations, from small scale local owners, to the Company’s production in 2003–2006. Due to the uncertainties associated with exploration, including variations in geology and structure, there is no assurance that the Company’s efforts will be successful in identifying mineralization in sufficient quantities to define proven or probable reserves, and further there is no assurance that any such reserves could be developed into a commercial operation. Investors in the Company’s securities should not rely on historical operations as an indication that the SJG property will be developed into a commercial production in the future. The Company expects to incur losses unless and until such time as one or more of its properties enters into commercial production and generates sufficient revenue to fund continuing operations.

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

Currently, the Company’s drilling programs (through DynaMexico) are exploratory in nature.

The SJG Property is without known reserves. Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

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

Six principal mineralized trends have been identified at San José de Gracia, from south to north. These consist of the:

1.       La Purisima Ridge trend;

2.       Palos Chinos trend;

3.       La Parilla to Veta Tierra trend (Including La Union);

4.       San Pablo trend;

5.       La Prieta trend, and

6.       Los Hilos to Tres Amigos trend.

Lab

A field laboratory is maintained within the camp facility. The Company utilized the lab for Assaying services during its production activities. Assays were performed by Company personnel for mined mineralization, feed mineralization, gravity and flotation concentrates, and tailings. The current status of the lab and equipment is care and maintenance. The Company anticipates utilizing the lab facility in the future for providing quick check assays to support the exploration works.

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

Surface and underground sampling in 1999 - 2000 conducted by the Company confirmed high grades in historic workings and surface exposures throughout the SJG district and project area.  These high grades outlined the presence of mineralization shoots developed within the veins.  The mineralized shoots appear to be controlled by dilational jogs and/or vein intersections. A total of 544 samples were collected in 1999-2000, and assayed an average 6.51 grams/ton (g/t) gold.

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

Recent Financing Activity

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company and DynaMéxico negotiated and entered into the “Earn In / Option” agreement with Goldgroup Resources, Inc. (subsequently Goldgroup Mining Inc.), Vancouver, BC, dated September 1, 2006. The Terms of the Earn In / Option provided for $ 18 M. USD financing from Goldgroup to DynaMéxico, over four Phases (last drilling at March 2011), and including exploration related expenditures at SJG, in exchange for Goldgroup’s earning of 50% of the outstanding shares of DynaMéxico. (See Material Agreements; Earn In / Option Agreement.)

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

In the fourth quarter 2011, DynaMéxico commissioned a National Instrument 43-101 (“43-101”) compliant Technical Report in order to define the results of recent drilling at SJG, which are explained below.

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

2012 DynaMexico-CAM SJG Selected Drill Results by Target Area

Tres Amigos

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

Block Model in Surpac

While the Company has compiled its manual calculation and internal interpretation of the mineralization at SJG defined by drilling and production to date; the Company also is in process of building the block model of mineralization at SJG using Surpac, (Gemcom) software. The current block model at SJG confirms mineralization at San Pablo, Tres Amigos, La Union, Palos Chinos, and La Purisima; with portions of the mineralization in a high grade category, and including mineralization at San Pablo and Tres Amigos, and is consistent with the CAM SJG Mineral Resource Estimate. The Company will continue this Surpac modeling work as additional drill programs are planned and completed.

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

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012.

Preliminary Economic Assessment Report

DynaMexico approved and released the National Instrument 43-101 (“NI 43-101”) Technical Report for SJG on March 28, 2012, and the Company now expects DynaMexico to commission a Preliminary Economic Assessment Report (“PEA”) in the second quarter, 2013. The Company expects the PEA to be commissioned to and compiled by a reputable firm and pursuant to National Instrument 43-101.

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

Drilling Programs

Further drilling programs at SJG are projected for the latter half of 2013, but those plans will take into consideration the recent NI 43-101 2012 DynaMexico-CAM SJG Mineral Resource Estimate and the recommendations made in the 2012 DynaMexico Luna-CAM SJG 43-101 Technical Report. Further drilling may be based upon recommendations made in the anticipated PEA report. The Company expects continued drilling at SJG at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the Company expects to confirm extensions to mineralization in all directions and down dip from the main target areas.

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

Plan of Operation

The Plan of operation for the next twelve months includes DynaMexico continuing drilling, exploration and pre-production activities at San Jose de Gracia. The amount allocated to each of these will depend on the recommendations that DynaMexico receives in the Preliminary Economic Assessment that DynaMexico expects to commission in the second quarter, 2013. The Company is required to fund its general and administrative expenses in the US. The Company does not currently generate revenue. The Company believes that cash on hand is adequate to fund our ongoing general and administrative expenses through 2011. The Company plans to seek additional capital funding during the next 12 months depending on market conditions, results of drilling activities, plans for production or continuing exploration activities, and other circumstances.

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

2011 Drilling Programs

In the period September 2006 through December 31, 2011, DynaMexico completed approximately 68,741 meters drilling at San Jose de Gracia, resulting in a defined NI 43-101 Mineral Resource Estimate as described in the 2012 DynaMexico-CAM SJG Mineral Resource Estimate. The Company expects continued and subsequent drilling programs in 2013 at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta / Rosario / Rudolpho. The Company expects extensions to mineralization in all directions and down dip from the main target areas.

Mineralization at San José de Gracia

The Company was informed by DynaMéxico that it had outlined significant mineralization from drilling activity at San Pablo, Tres Amigos, La Union, and La Purisima areas of SJG as described in the recent NI 43-101 2012 DynaMexico-CAM SJG Mineral Resource Estimate. Further drilling is expected to outline additional mineralization at these 4 major target areas at SJG, while additional mineralization are also expected to be defined at La Prieta and the area Northeast of Tres Amigos. Other areas at SJG indicate clear potential to develop additional mineralization as well.

No Known Reserves

Currently, the Company’s drilling programs (through DynaMexico) are exploratory in nature.

The SJG property is without known reserves. Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

Preliminary Economic Assessment Report (“PEA”)

The Company expects DynaMéxico to commission and complete a Preliminary Economic Assessment Report (“PEA”) in the second quarter, 2013.

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

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2011

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2011

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2011 and 2010

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

The Hall Group, CPAs

Dallas, Texas

March 22, 2012

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,670,933	$1,277,065
Foreign Tax Receivable	34,593	255,384
Other Current Assets	45,134	112,578
Total Current Assets	2,750,660	1,645,027

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $705,511 and $617,645)	967,319	362,882
Mining Properties (Net of Accumulated Amortization of $484,842 and $440,686)	4,218,525	4,262,681
Total Fixed Assets	5,185,844	4,625,563

Other Assets:
Investment in Affiliate	70,000	70,000
Other Assets	178,178	162,728
Total Other Assets	248,178	232,728
TOTAL ASSETS	$8,184,682	$6,503,318

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$73,266	$32,225
Accrued Expenses	52,029	64,772
Total Current Liabilities Long-Term Liabilities	125,295 0	96,997 0

TOTAL LIABILITIES	$125,295	$96,997

Equity: Preferred Stock, $1.00 par value, 10,000 shares authorized
1,000 and 1,000 shares issued and outstanding	$1,000	$1,000
Common Stock, $0.01 par value, 25,000,000 and 12,500,000 shares authorized
10,602,868 and 9,763,220 shares issued and outstanding	106,029	97,632
Preferred Rights	40,000	40,000
Additional Paid In Capital	38,421,114	31,011,472
Other Comprehensive Income	575,600	405,948
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(21,493,034)	(17,223,915)
Total DynaResource, Inc. Stockholders’ Equity	11,648,193	8,329,621
Noncontrolling Interest	(3,588,806)	(1,923,300)
TOTAL EQUITY	8,059,387	6,406,321
TOTAL LIABILITIES AND EQUITY	$8,184,682	$6,503,318

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through December 31, 2011

	2011	2010	Cumulative Since Reentering the Exploration Stage (January 1, 2007 through December 31, 2011)

REVENUES	$0	$305,652	$346,726

EXPLORATION EXPENSES (exclusive of depreciation and amortization shown separately below)	2,654,227	3,620,617	14,441,116
GROSS PROFIT (DEFICIT)	(2,654,227)	(3,314,965)	(14,094,390)

OPERATING EXPENSES
Depreciation and Amortization Stock Issued for Services	132,022 1,161,189	142,951 901,437	723,941 2,748,564
General and Administrative	1,640,583	1,241,009	6,299,304
TOTAL OPERATING EXPENSES	2,933,794	2,285,397	9,771,809

NET OPERATING INCOME (LOSS)	(5,588,021)	(5,600,362)	(23,866,199)

OTHER INCOME (EXPENSE)
Portfolio Income	1,123	2,655	21,363
Currency Translation Gain (Loss)	(307,004)	419,840	(1,467,739)
Other Income	0	883	2,987
TOTAL OTHER INCOME (EXPENSE)	(305,881)	423,378	(1,443,389)

NET INCOME (LOSS) BEFORE INCOME TAXES	(5,893,902)	(5,176,984)	(25,309,588)

Provision for Income Taxes (Expense) Benefit	0	0	38,259
NET INCOME (LOSS)	$(5,893,902)	$(5,176,984)	$(25,271,329)
Net Loss Attributable to Non-Controlling Interest	1,624,783	804,511	3,548,083
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(4,269,119)	(4,372,473)	(21,723,246)

Unrealized Loss on Securities Held for Sale	0	(735,760)	(735,760)
Unrealized Currency Translation Gain (Loss)	(96,190)	(337,874)	971,473

TOTAL COMPREHENSIVE INCOME (LOSS)	(4,365,309)	(5,443,107)	(21,487,533)
Comprehensive (Income) Loss Attributable To Non-Controlling Interest	40,723	74,075	71,948

COMPREHENSIVE LOSS ATTRIBUTABLE TO
DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(4,324,586)	$(5,369,032)	$(21,415,585)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average Shares Outstanding Basic and Diluted	10,052,749	9,513,930
Income (Loss) per Common Share, Basic and Diluted	$(0.4247)	$(0.4596)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Preferred		Common		Preferred	Additional Paid In	Treasury	Other Comprehensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2010	1,000	$1,000	9,374,303	$93,743	$40,000	$25,475,425	$(2,385)	$1,405,537	$(6,002,516)	$(12,851,441)	$8,159,363

Sale of Common Shares			124,244	1,242		433,460					434,702
Issuance of Common Shares for Services			264,673	2,647		898,790					901,437
Treasury Stock Purchased							(141,689)				(141,689)
Treasury Stock Sold						71,787	144,074				215,861
Other Comprehensive Income								(999,589)			(999,589
DynaMexico Earn In						4,132,010					4,132,010
Net Income (Loss)										(4,372,474)	(4,372,474)
Stockholders’ Equity, December 31, 2010	1,000	$1,000	9,763,220	$97,632	$40,000	$31,011,472	$0	$405,948	$(6,002,516)	$(17,223,915)	$8,329,621

Sale of Common Shares			565,148	5,652		2,220,005					2,225,657
Issuance of Common Shares for Services			274,500	2,745		1,158,444					1,161,189
Common Stock Options Issued						31,476					31,476
Other Comprehensive Income								169,652			169,652
DynaMexico Earn In						3,999,717					3,999,717
Net Income (Loss)										(4,269,119)	(4,269,119)
Stockholders’ Equity, December 31, 2011	1,000	$1,000	10,602,868	$106,029	$40,000	$38,421,114	$0	$575,600	$(6,002,516)	$(21,493,034)	$11,648,193

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through December 31, 2011

	2011	2010	Cumulative Since Reentering the Development Stage (January 1, 2007) through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(5,893,902)	$(5,176,984)	$(25,271,329)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	1,161,189	901,437	2,748,564
Issuance of Common Stock Options	31,476	0	31,476
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	132,022	142,951	723,941
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) Decrease in Foreign Tax Receivable	220,791	(135,174)	14,612
(Increase) Decrease in Accounts Receivable – Related Party	0	50,760	0
(Increase) in Other Current Assets	67,443	(52,380)	121,059
(Increase) Decrease in Other Assets	(15,443)	878	(178,178)
(Decrease) in Accounts Payable	41,041	(8,361)	31,862
Increase (Decrease) Increase in Accrued Expenses	(12,743)	21,455	(52,107)
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(4,268,132)	(4,255,418)	(21,640,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(692,303)	(115,299)	(1,089,096)
Retirement of Fixed Assets	0	10,024	20,148
Conversion of Note Receivable to Equity	0	750,000	750,000
Investment in Affiliate	0	(70,000)	(70,000)
Note Receivable to Affiliate	0	(250,000)	(750,000)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(692,303)	324,725	(1,138,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	3,999,717	4,132,010	17,674,712
Proceeds from Sale of Common Stock	2,225,657	434,702	6,322,951
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	128,929	(1,073,634)	541,692
Purchase of Treasury Stock	0	(141,689)	(372,479)
Sale of Treasury Stock	0	215,861	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,354,303	3,567,250	24,629,251
NET INCREASE (DECREASE) IN CASH	1,393,868	(363,443)	1,850,093

CASH AT BEGINNING OF PERIOD	1,277,065	1,640,508	820,840
CASH AT END OF PERIOD	$2,670,933	$1,277,065	$2,670,933

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$1,161,189	$901,437	$2,748,564
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Non-Cash Conversion of Note Receivable to Equity	$0	$750,000	$750,000
Cash Paid During the Year for Interest Expense	$0	$0	$0
Non-Cash Dividend of Property	$0	$0	$129,822

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

Name	Age	Position	Held Since
K. W. (K.D.) Diepholz 1303 Regency Court Southlake, Texas 76092	55	Chairman of The Board, CEO, Treasurer	May 1995 May 1997

Charles Smith 709-B West Rusk #580 Rockwall, Texas 75087	55	Chief Financial Officer, Secretary and Director	May 2005

Melvin E. Tidwell 4804 Piccadilly Place Tyler, Texas 75703	65	Director	May 1994

Bradford J. Saulter 7618 Straits Lane Rowlett, Texas 75088	51	Vice President – Investor Relations	May 1998

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

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation	All other compensation *

K.W. Diepholz CEO, President	2011 2010	$225,000 $225,000	None None	None None	None None	None None	None None	$ 25,455 $ 53,600

Charles Smith CFO, Secretary	2011 2010	None $30,000	None None	$85,500 $46,875	None None	None None	None None	$ None $ None

Bradford J. Saulter VP – Investor Relations	2011 2010	$72,000 $72,000	None None	None $43,751	None None	None None	None None	$28,545 $ 9,103

Melvin E. Tidwell, Director	2011 2010	None None	None None	$21,874 $21,874	None None	None None	None None	$ None $ None

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

     Name of

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

COMMON STOCK	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	1303 Regency Court Southlake, Texas 76092	1,439,915	13.58%

Common Stock	Charles Smith CFO; Secretary; Director	709-B West Rusk #580 Rockwall, Texas 75087	164,150	1.55%

Common Stock	Children of Charles Smith, through Smith First Family LP.; Andrew Smith, GP	4247 Clairmont Birmingham, AL 35222	331,250	2.12%

Common Stock	Melvin E. Tidwell Director;	4804 Picadilly Place Tyler, Texas 75703	75,845	0.72%

Common Stock	Bradford J. Saulter VP., Investor Relations	7618 Straits Lane Rowlett, Texas 75088	112,531	1.06%

	All Officers, Directors And Beneficial owners as a Group (5 Persons)		2,123,691	20.03%

None of the Shares described above are subject to options which are either (a) vested, or, (b) will vest within 60 days.

The officers and directors and those 5% beneficial owners held the following options as of December 31, 2011:

None

PREFERRED SHARES

	Beneficial Owner	Address	Preferred Shares	Percent Ownership

Preferred	K.W. Diepholz	1303 Regency Court Southlake, TX. 76092	1,000	10.0%

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

Not applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules

No.	Description
31.1 *	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 **	SJG Drill Summary File through 11-298

_____________________

* Filed herewith.

** Previously filed with the Original Form 10-K filed with the SEC on April 2, 2012.

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

Signature	Title	Date

/s/ K.W. (“K.D.” Diepholz	President, Chief Executive Officer,	February 8, 2013
K.W. (“K.D.”) Diepholz	Chairman, Director
(principal executive officer)

/s/ Charles Smith	Chief Financial Officer, Director	February 8, 2013
Charles Smith	(principal financial and accounting officer)

