Form 10-K
period 2012-12-31
DYNARESOURCE INC
filed 2013-04-12
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM    10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Number of common shares outstanding at April 9, 2013 10,802,008

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None.

2

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS - INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES

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

Through its 50% owned Mexican subsidiary, DynaResource de México, S.A. de C.V. (“DynaMéxico”), the Company owns a portfolio of mining concessions that currently includes its interests in the San José de Gracia (SJG) Project in northern Sinaloa State, Mexico. The SJG District covers 69,121 hectares (170,802 acres) on the west side of the Sierra Madre Mountains.

DynaResource owns a 50% common stock interest in DynaMéxico, and the remaining 50% common stock interest is held by Goldgroup Mining Inc.

A wholly owned subsidiary of the Company, Mineras de DynaResource S.A. de C.V. (“MinerasDyna”), entered into an operating agreement with DynaMéxico on April 15, 2005 and, as a consequence of that agreement and subsequent amendments to that agreement, is the named exclusive operating entity for the SJG Project.  In 2005, the Company formed another wholly owned subsidiary, DynaResource Operaciones, SA de C.V. (“DynaOperaciones”). DynaOperaciones entered into a personnel management agreement with MinerasDyna and, as a consequence of that agreement, is the exclusive management company for personnel and consultants involved at the SJG Project.

Licenses and Concessions

The SJG District is comprised of 33 mining concessions covering 69,121 hectares (171,802 acres) and is located within the Sierra Madre gold-silver belt, where the majority of hydrothermal deposits in Mexico are located. The mining concessions comprising the SJG District, all of which are formally held by DynaMéxico (with one exception: the San Miguel mining concession –see the Note 1 immediately following the below table), are granted by the Mexican government, or acquired from previous owners. DynaMexico’s mining concessions are comprised of a combination of exploration concessions and development concessions, are filed in the Public Registry of Mining, and are scheduled to expire from 2028 through 2058. The concessions can be renewed prior to expiry.

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

As of the date of this Form 10-K, all of the 33 mining concessions comprising the SJG Property are in good standing with respect to the payment of taxes and the filing of assessment work obligations imposed by the Mining Act of Mexico and its Regulations.

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

In addition to the San Miguel Transfer Agreements, DynaMexico has entered into the following Promise to Sell and Purchase Agreements (the “San Miguel Promise to Sell and Purchase Agreements”):

(a) Promise to Sell and Purchase Agreement signed on March 8, 2001 among DynaMexico and Maria Trinidad Acosta Salazar, the registered owner to 25% undivided title to the San Miguel (t.183504) mining concession; and,

(b) Promise to Sell and Purchase Agreement signed on December 15, 2000 among DynaMexico and Margarita Tracy Vizcarra, the sister of the deceased Otilia Tracy Vizcarra.

In respect to the San Miguel Promise to Sell and Purchase Agreements, DynaMexico has been advised that:

(a) with respect to the Promise to Sell and Purchase Agreement signed on March 8, 2001 among DynaMexico and Maria Trinidad Acosta Salazar, to contact Ms. María Trinidad Acosta Salazar to demand compliance with such agreement by executing the definitive transfer to DynaMexico of the 25% undivided title to the San Miguel (t.183604) mining concession registered in her name; and,

(b) with respect to the Promise to Sell and Purchase Agreement signed on December 15, 2000 among DynaMexico and Margarita Tracy Vizcarra, the sister of the deceased Otilia Tracy Vizcarra, the estate of Otilia Tracy Vizcarra requires the appointment of a court-appointed executor that would be capable under Mexican law to formally grant the estate´s consent for the execution of the San Miguel Transfer Agreements, to relinquish the estate´s first rights of refusal or to request court approval for the transfer to DynaMexico of the 25% undivided interest in the San Miguel (t.183604) mining concession registered in the name of the deceased Otilia Tracy Vizcarra.

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

Future Drilling – Exploration Programs

Further drilling programs at SJG are contemplated, in view of the 2012 DynaMexico-CAM SJG Mineral Resource Estimate and the formal National Instrument 43-101(“NI 43-101”) Technical Report for San Jose de Gracia (the “2012 DynaMexico Luna-CAM SJG Technical Report”), and the updated NI 43-101 Technical Report, dated December 31, 2012 (See “Updated National Instrument 43-101 Technical Report for San Jose de Gracia”, below.)

The Company expects DynaMéxico will be successful in expanding the size and scope of the resources at SJG through continued drilling and development programs at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. The Company expects extensions to mineralization in all directions and down dip from the main target areas.

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

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012.

Updated National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received from DynaMexico on December 31, 2012, an updated NI 43-101 compliant Technical Report for the San Jose de Gracia Project (the “Updated 2012 DynaMexico Luna-CAM SJG Technical Report, and the “updated Technical Report”). The updated Technical Report was approved by DynaMexico, and filed by the Company with SEDAR on December 31, 2012.

Commissioning of an Updated Mineral Resource Estimate

During the fourth quarter 2012, DynaMexico, through MinerasDyna, commissioned Chlumsky, Armbrust & Meyer LLC, Lakewood, CO. (“CAM”), Mr. Robert Sandefur, BS, MSc, P.E., senior reserve analysis and a Qualified Person as defined under NI 43-101, for the purpose of updating the Mineral Resource Estimate at San Jose de Gracia and to include lower grade mineralized areas of San Jose de Gracia using a .3 g/t Au cut off grade.

Commissioning of Metallurgical Testing

During the fourth quarter, 2012 DynaMexico, through MinerasDyna, engaged Kappes, Cassiday & Associates, Reno, NV. (“KCA”), for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia.

Preliminary Economic Assessment Report

The Company anticipates that DynaMexico will commission at least one Preliminary Economic Assessment Report for the SJG Project in the second quarter, 2013.

Company Transition from Exploration to Mining – Production

The Company expects to transition its business from that of a purely exploration company, to an exploration and production company. Considering the foundational resource for SJG as reported in the 2012 DynaMexico-CAM SJG Mineral Resource Estimate, the Company expects DynaMexico to confirm a positive economic assessment for SJG in the Preliminary Economic Assessment Report expected to be commissioned by DynaMexico.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013 (through April 2, 2013)	$1,694	$1,574	$1,631

Source: Kitco, Reuters and the London Bullion Market Association

On April 2, 2012, the afternoon fixing gold price on the London Bullion Market was $1,584 per ounce and the spot market gold price on the New York Commodity Exchange was $1,576 per ounce.

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

The exploration and development of mineral deposits involve significant risks which a combination of careful evaluation, experience and knowledge may not eliminate. There is no assurance that the Company’s exploration programs will result in further discoveries of commercial mineralization bodies

Nature of Mineral Exploration and Mining

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

No Significant Revenue

The Company suspended its production activity in June 2006, and currently receives no significant revenue. There is a risk that the Company would expend available cash and funding in exploration and administration costs, and would not be able to obtain further funding to continue its work.

In June 2006, production activities at SJG were suspended, in order to focus on the exploration of the vast SJG district. Funds received by DynaMexico pursuant to the Earn In Agreement were utilized for exploration and related activities. In addition, the Company maintains overhead in the US and other costs which are not reimbursed. The Company and its subsidiaries have $ 1,522,652 cash on hand at December 31, 2012. The Company could incur exploration expenses and corporate expenses greater than the amount of available cash on hand. The Company may need to raise additional funds in order to support its activities. If the Company needs to raise additional capital, its common stock could be diluted. Further, if the Company is unable to raise funds to meet its obligations, the value of its common stock may decline.

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

Title Matters

No Guarantee of Title

The Company has investigated title to all mineral claims, and, to the best of its knowledge, title to all properties is in good standing. The Company has received legal opinions from legal counsel, the most recent of which is dated September 15, 2012, which confirm the title and good standing of DynaMexico and mineral claims comprising the SJG District. However, there can be no assurance of complete title, nor guarantee of title.  The properties may be affected by undetected defects in title, such as the reduction in size of the mineral claims and other third party claims affecting the Company's priority rights.

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

The potential value of the Company’s mining property is directly related to the market price for gold. The price of gold may also have a significant influence on the market price of its common stock. If the Company obtains positive drill results and its property progresses to a point where a commercial production decision can be made, the decision to put a mine in production and to commit funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the market price of gold at any time during future exploration and development may prevent the Company’s property from being economically mined or could result in the write-off of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the market price of gold has fluctuated between approximately $608 and $1,895 per ounce. The volatility of gold prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our property and produce revenue.

Joint Ownership of DynaMéxico

DynaResource owns a 50% share interest in DynaMéxico – the 100 % owner of the SJG Project -- and the remaining 50% share interest is held by Goldgroup. As a consequence of this shared ownership, any benefits to be derived from the ownership of DynaMéxico are shared between the Company and Goldgroup.

Each of DynaResource and Goldgroup currently appoint two of the four members of the DynaMéxico board of directors; accordingly, the inherent structure of ownership and governance has the potential for deadlock that could affect operations of San José de Gracia. By way of example, the directors appointed by the Company and the directors appointed by Goldgroup may have different short or long-term objectives or goals for DynaMéxico, which could cause delays in decision making or decisions that are not necessarily in the best interest of our stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Executive Offices

The Company maintains its executive offices of approximately 2,100 sq. ft., at 222 W. Las Colinas Blvd., Suite 744 East Tower, Irving, Texas 75039, at $3,840 per month, plus utility services. The Company renewed a prior 3 year lease for an additional 1 year term commencing September, 2012.

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

Drilling programs at SJG were conducted by a prior operator in 1997–1998, primarily at the Tres Amigos area, which outlined some of the down dip potential in this area. Approximately 6,172 meters drilling was completed in 63 drill holes.

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

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012.

Updated National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received from DynaMexico on December 31, 2012, an updated NI 43-101 compliant Technical Report for the San Jose de Gracia Project (the “Updated 2012 DynaMexico Luna-CAM SJG Technical Report, and the “updated Technical Report”). The updated Technical Report was approved by DynaMexico, and filed by the Company on SEDAR on December 31, 2012.

Commissioning of an Updated Mineral Resource Estimate

During the fourth quarter 2012, DynaMexico, through MinerasDyna, commissioned Chlumsky, Armbrust & Meyer LLC, Lakewood, CO. (“CAM”), Mr. Robert Sandefur, BS, MSc, P.E., senior reserve analysis and a Qualified Person as defined under NI 43-101, for the purpose of updating the Mineral Resource Estimate at San Jose de Gracia and to include lower grade mineralized areas of San Jose de Gracia using a .3 g/t Au cut off grade.

Commissioning of Metallurgical Testing

During the fourth quarter 2012, DynaMexico, through MinerasDyna, engaged Kappes, Cassiday & Associates, Reno, NV. (“KCA”), for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia.

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

Six principal mineralized trends have been identified at San José de Gracia, from south to north, consisting of:

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

Item 3. Legal Proceedings

On December 27, 2012, the Company, and DynaMexico, filed an Original Petition and Application for Temporary Injunction and Permanent Injunction in the 14th Judicial District Court of Dallas, Texas (the “Petition”) against Defendants Goldgroup Mining Inc., Goldgroup Resources Inc., and certain individuals acting in concert with Goldgroup (collectively “Goldgroup”). The Petition alleges, among other things, that Goldgroup has wrongfully used property, confidential information and data belonging to DynaMéxico and consistently failed to disclose several matters of material importance to the public.

The Petition requests that Goldgroup be enjoined from: (a) using or disseminating any confidential information belonging to DynaMéxico, (b) asserting that Goldgroup owns any interest in the San Jose de Gracia Project, rather than owning a common shares equity interest in DynaMéxico, (c) improperly disclosing that Goldgroup is the operator of the San Jose de Gracia Project, rather than Mineras de DynaResource SA de C.V. (“Mineras”), and (d) failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by a DynaUSA senior executive.

The Petition further requests, among other things: (a) a temporary and permanent injunction; (b) declaratory relief; (c) disgorgement of funds alleged to have been improperly raised as a consequence of Goldgroup’s wrongful actions; (d) cancellation of shares of DynaMéxico stock held by Goldgroup; and, (d) actual and punitive damages.

The Company believes the filing of the Petition to be necessary in order to protect its shareholder interests in DynaMexico and in order to protect the property, data, and assets of DynaMexico.

The Company is the plaintiff in this litigation, but the outcome is uncertain. The Company believes there is little to no potential for the assessment of a material monetary judgment against the Company.

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

Calendar Quarter Ending	Low	High
March 31, 2011	3.92	4.95
June 30, 2011	4.10	4.80
September 30, 2011	3.90	4.45
December 31, 2011	3.75	4.20
March 31, 2012	3.85	4.20
June 30, 2012	3.25	4.15
September 30, 2012	3.70	3.95
December 31, 2012	3.10	4.00

No cash dividends on the Company common stock have been declared or paid since the Company's inception. The Company had approximately 595 shareholders at December 31, 2012. This does not include shareholders that hold their shares in street name or with a broker.

During the fiscal year ended December 31, 2012, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

During the fiscal year ended December 31, 2012, no securities of the Company were authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company currently holds 50% of the outstanding shares of DynaResource de México, S.A. de C.V. (“DynaMéxico”), which owns 100% of the mineral concessions and related interest to the San José de Gracia mining District (“SJG”). SJG is currently comprised of 33 mining concessions covering approximately 69,121 hectares located in and around San José de Gracia, in northern Sinaloa State, México (“SJG”). SJG is located on the west side of the Sierra Madre Mountains, approximately 250 kilometers inland from the port city of Los Mochis, Sinaloa; and approximately 500 kilometers north of Mazatlan, Sinaloa.

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

Magnetic and IP Surveys

Magnetic and IP surveys were conducted within the SJG Property in 2009, covering approximately 15 Sq. Km.

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

Identification of Additional Resource Target Areas:

Significant survey responses were reported for the following areas; and are projected for follow up drilling:

San Pablo; up dip;

San Pablo; displacement zone;

San Pablo; down dip;

San Pablo; extension northeast and southwest along strike;

Tres Amigos; down dip;

Tres Amigos; extension southwest and northeast along strike;

Orange Tree; down dip;

Orange Tree; extension northwest and southeast along strike;

La Cecena, Los Hilos, and Tepehauje;

Palos Chinos;

La Prieta;

Rudopho and Rosario;

La Purisima; down dip and extension along strike;

Argyllic Zone; + 250 M. Down;

Along strike northeast of Tres Amigos;

High interest exploration areas north into Chihuahua State; including,

Additional areas outside of the current target areas;

Drilling Activity for the Year Ended December 31, 2011

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

http://sec.gov/Archives/edgar/data/1111741/000112178111000241/ex99one.htm.

DynaMéxico commissioned a National Instrument 43-101 compliant (“NI 43-101”) Technical Report in order to define the results of recent drilling at SJG, which are explained below.

DynaMéxico Summary of Drilling Results

The drilling results obtained from San Jose de Gracia through March 31, 2011 (through DDH SJG 11-298) confirm the extensions of mineralization, down dip of historical workings, with confirmation of high grade gold (over 10 g/t), and including bonanza grades shoots which are consistent with historical and recent production grades. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results. The summary of the drill results are described in an SJG Drill Summary File which is available on the SEC website referred to above.

National Instrument 43-101 (NI 43-101) Mineral Resource Estimate for San Jose de Gracia

The Company received from DynaMexico on February 14, 2012 a National Instrument 43-101 (“NI 43-101”) Mineral Resource Estimate for the SJG property (the “2012 DynaMexico CAM-SJG Mineral Resource Estimate”, and the “2012 DynaMexico Mineral Resource Estimate”), with an Effective Date of February 6, 2012. The 2012 DynaMexico Mineral Resource Estimate was prepared by Mr. Robert Sandefur, BS, MSc, P.E., a Qualified Person as defined under NI 43-101, and a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”). The 2012 DynaMexico Mineral Resource Estimate concentrates on four separate vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima.

National Instrument 43-101 (NI 43-101) Technical Reports for San Jose de Gracia

The Company received from DynaMexico on March 28, 2012 a National Instrument 43-101 compliant (“NI 43-101”) Technical Report for the San Jose de Gracia Project (the “2012 DynaMexico Luna-CAM SJG Technical Report”, and, the “Technical Report”), and approved by DynaResource de Mexico, SA de CV. (“DynaMexico”), the 100% owner of SJG. The 2012 DynaMexico Luna-CAM SJG Technical Report was prepared by Mr. Ramon Luna, BS, P.Geo., of Servicios y Proyectos Mineros, Hermosillo, Mexico, and a Qualified Person as defined under NI 43-101; and by Mr. Robert Sandefur, BS, MSc, P.E., a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO., and a Qualified Person as defined under NI 43-101.

The 2012 DynaMexico Luna-CAM SJG Technical Report includes as Section Fourteen (14) a Mineral Resource Estimate for SJG as prepared by Mr. Sandefur (the “2012 DynaMexico-CAM SJG 43-101 Mineral Resource Estimate”, and the “2012 DynaMexico Mineral Resource Estimate”). The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012.

The Company received from DynaMexico on December 31, 2012, an Updated NI 43-101 compliant Technical Report for the San Jose de Gracia Project (the “Updated 2012 DynaMexico Luna-CAM SJG Technical Report, and the “Updated Technical Report”). The Updated Technical Report was approved by DynaMexico, and filed by the Company on SEDAR on December 31, 2012.

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

National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received from DynaMexico on March 28, 2012 a National Instrument 43-101 (“NI 43-101”) compliant Technical Report for the San Jose de Gracia Project (the “2012 DynaMexico Luna-CAM SJG Technical Report”, the “Technical Report”), and approved by DynaResource de Mexico, SA de CV. (“DynaMexico”), the 100% owner of SJG. The 2012 DynaMexico Luna-CAM SJG Technical Report was prepared by Mr. Ramon Luna, BS, P.Geo., of Servicios y Proyectos Mineros, Hermosillo, Mexico, and a Qualified Person as defined under NI 43-101; and by Mr. Robert Sandefur, BS, MSc, P.E., a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO., and a Qualified Person as defined under NI 43-101. The 2012 DynaMexico Luna-CAM SJG Technical Report includes as Section Fourteen (14) a Mineral Resource Estimate for SJG as prepared by Mr. Sandefur (the “2012 DynaMexico-CAM SJG 43-101 Mineral Resource Estimate”, and, the “Mineral Resource Estimate”).

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012.

Updated National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received from DynaMexico on December 31, 2012, an updated NI 43-101 compliant (“NI 43-101”) Technical Report for the San Jose de Gracia Project (the “Updated 2012 DynaMexico Luna-CAM SJG Technical Report, and the “Updated Technical Report”). The Updated Technical Report was approved by DynaMexico, and filed by the Company with SEDAR on December 31, 2012.

Commissioning of Updated Mineral Resource Estimate

During the fourth quarter 2012, DynaMexico, through MinerasDyna, commissioned Chlumsky, Armbrust & Meyer LLC, Lakewood, CO. (“CAM”), Mr. Robert Sandefur, BS, MSc, P.E., senior reserve analysis and a Qualified Person as defined under NI 43-101, for the purpose of updating the Mineral Resource Estimate at San Jose de Gracia and to include lower grade mineralized areas of San Jose de Gracia using a .3 g/t Au cut off grade.

Commissioning of Metallurgical Testing

During the fourth quarter 2012, DynaMexico, through MinerasDyna, engaged Kappes, Cassiday & Associates, Reno, NV. (“KCA”), for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia.

Preliminary Economic Assessment Report

DynaMexico approved and released the National Instrument 43-101 (“NI 43-101”) Technical Report for SJG on March 28, 2012, and DynaMexico approved and released the NI 43-101 Updated Technical Report for SJG on December 31, 2012, the Company now expects DynaMexico to commission a Preliminary Economic Assessment Report (“PEA”) in the second quarter, 2013. The Company expects the PEA to be commissioned to and compiled by a reputable firm and pursuant to National Instrument 43-101.

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

Drilling Programs

Further drilling programs at SJG are projected for the latter half of 2013, but those plans will take into consideration the recent NI 43-101 2012 DynaMexico-CAM SJG Mineral Resource Estimate and the recommendations made in the 2012 DynaMexico Luna-CAM SJG 43-101 Technical Report and the updated Technical Report. Further drilling may be based upon recommendations made in the anticipated PEA report. The Company expects DynaMexico to plan continued drilling programs at SJG at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the Company expects DynaMexico’s continued exploration efforts to confirm extensions to mineralization in all directions and down dip from the main target areas.

Note Receivable – Affiliate

In the year ending December 31, 2012, the Company did not loan any additional funds to DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, SA de CV (“DynaNevada de Mexico”). The total amount loaned by the Company to DynaNevada at December 31, 2010 was $750,000 USD. The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de Mexico”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de Mexico completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de Mexico acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”).

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

Competition

DynaMéxico retains 100% of the rights to concessions over the area of the San José de Gracia property and it currently sees no competition for mining on the lands covered by those concessions. If DynaMéxico were to re-start production activities, the sale of gold and any bi-products would be subject to global market prices, which prices fluctuate daily. DynaMexico was successful in selling gold concentrates produced from SJG in prior years, and the Company expects a competitive market for produced concentrates and/or other mineral products in the future. Actual prices received by DynaMéxico would depend upon these global market prices, less deductions.

DynaMexico conducted mining and milling operations at SJG from March 2003 through June, 2006. This activity was suspended in order to focus on the exploration of the vast SJG District. The Company’s operating subsidiaries, MinerasDyna and DynaOperaciones receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported no revenue in 2012 and 2011. The Company does not expect revenues from mining and production in 2013. The Company’s production and exploration costs were $895,713 and $2,654,227 for the years ended December 31, 2012 and 2011 respectively. The exploration costs in 2012 were less than in 2011 due to less drilling activity.

The Company's operating expenses included two categories, a) depreciation and amortization, and b) general and administrative expenses. Operating expenses were $3,129,601 for the year ended December 31, 2012 compared to $2,933,794 for the year ended December 31, 2011. Included in these amounts was depreciation and amortization of $193,767 and $132,022 in 2011 and 2011 respectively and common stock issued for services of $0 and $1,161,189 in 2012 and 2011 respectively.

Other income and expenses included interest income for the year ended December 31, 2012 of $835 compared with $1,123 for the year ended December 31, 2011. Additionally, we had other expense of $62,859 in 2012 compared to $0 in 2011.

Noncontrolling Interest

Under the terms of the Earn In Agreement, Goldgroup Mining Inc. (Goldgroup), through 2010, had earned and owned a 25% interest in DynaResource de Mexico, S.A. de C.V. (DynaMexico) and since March 2011, Goldgroup's ownership percentage was 50%. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the year ended December 31, 2012 and 2011 the portion of the net loss attributable to Goldgroup was $1,525,745 and $1,624,783 respectively. The increase in the amount attributable to the non-controlling interest is due to an increase in expenses in DynaMexico and therefore an increase in the loss of which the non-controlling interest would be allocated a larger amount.

Currency Translation Income / Loss

The currency translation gain was $339,980 for the year ended December 31, 2012 and a loss of $(307,004) for the year ended December 31, 2011. These gains are caused by the fluctuation of the exchange rate between the United States dollar and the Mexican peso.

The Company’s comprehensive loss before the noncontrolling interest for the years ended December 31, 2012 and 2011 was ($2,252,196) and ($4,365,309) respectively. The decrease in the loss is attributed to less exploration activities and related costs in 2012.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMexico’s continuing drilling, exploration and pre-production activities at San Jose de Gracia. The amount allocated to each of these activities will depend on the recommendations that DynaMexico receives in the Preliminary Economic Assessment which DynaMexico expects to commission in the second quarter, 2013, or alternate plans that may be approved. The Company is required to fund its general and administrative expenses in the US. The Company’s operating subsidiaries, MinerasDyna and DynaOperaciones receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported no revenue in 2012 and 2011. The Company believes that cash on hand is adequate to fund its ongoing general and administrative expenses through 2013. The Company plans to seek additional capital funding during the next 12 months depending on market conditions, results of drilling activities, plans for production or continuing exploration activities, and other circumstances.

Capital Expenditures

The Company’s primary activities relate to the exploration of SJG property through its 50% owned subsidiary DynaMexico. Drilling and other services at SJG are contracted through MinerasDyna, the operating entity under agreement with DynaMexico. The Company does not foresee significant capital purchases in 2013 which would require funding from current cash reserves.

Liquidity and Capital Resources

As of December 31, 2012, the Company maintained working capital of $1,299,341, comprised of current assets of $1,655,803 and current liabilities of $356,462. This represents a decrease of $1,326,024 from the working capital maintained by the Company of $2,625,365 at December 31, 2011, due primarily to the continued funding of operations in 2012.

Net cash used in operations for the year ended December 31, 2012 decreased to $2,647,026 from $4,268,132 for the year ended December 31, 2011.

Cash used for purchase of fixed assets was $3,313 and $692,203 for the years ended December 31, 2012 and 2011, respectively. The Company received proceeds of $603,504 from the sale of fixed assets in 2012.

Cash provided by financing activities for the year ended December 31, 2012 was $898,544 compared to $6,354,303 for the year ended December 31, 2011. This is primarily due to the result of the completion by Goldgroup of its contributions pursuant to the Earn In agreement, which were $3,999,717 in 2011, and due to a decrease in the proceeds from the sale of common stock from $2,225,657 in 2011 to $1,262,450 in 2012.

Advances to Subsidiaries - DynaResource de Mexico (“DynaMexico”)

As of December 31, 2012, Company reports an $806,935 account receivable from DynaMexico for expenditures incurred in the normal course of business since June 2000.

As of December 31, 2012, the Company entered into an agreement with DynaMexico in which DynaMexico agreed to a fee of $541,915 in order to continue to carry the amount as a receivable. The fee was calculated as if interest had been charged at 4% interest compounded monthly over the period in which the amounts accrued.

During the year ended December 31, 2012, the Company incurred additional expenditures of $1,044,952 on behalf of DynaMexico, which was billed to DynaMexico in December 2012.

As of December 31, 2012, the Company reports $2,393,803 due from DynaMexico.

Advances to Subsidiaries - Mineras de DynaResource (“MinerasDyna”)

During 2012, the Company advanced $275,000 to MinerasDyna. MinerasDyna subsequently advanced $275,000 to DynaMexico in 2012. The total amount of $275,000 is recorded as a receivable owed to MinerasDyna from DynaMexico as of December 31, 2012.

As of December 31, 2012 the Company agreed with DynaMexico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of Mexico.

The receivables from MinerasDyna and DynaMexico have been eliminated upon consolidation.

Advances from Goldgroup Mining Inc. (“Goldgroup”)

In January 2013, Goldgroup advanced $120,000 USD to DynaMexico to pay 50 % of the taxes due on mining concessions owned by DynaMexico for the first semester 2013. This $ 120,000 USD contribution from Goldgroup was the first contribution from Goldgroup to DynaMexico since March 2011.

Company Proposal to DynaMexico to Capitalize Advances

At a DynaMexico shareholder meeting on February 22, 2013, the Company, a 50% shareholder of DynaMexico, proposed to capitalize the total amount of receivables due from DynaMexico to the Company and MinerasDyna. DynaMexico shareholder Goldgroup (also a 50 % shareholder) voted against the proposal.

Future Advances to MinerasDyna and DynaMexico from the Company

The Company expects to make additional advances to MinerasDyna and DynaMexico. Any future advances are agreed to be accrued in the same manner as previous receivables, until or unless otherwise agreed between DynaMexico and the Company.

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

Drilling Programs

In the period September 2006 through December 31, 2011, funding from Goldgroup provided for DynaMexico’s completion of approximately 68,741 meters drilling at San Jose de Gracia, resulting in a defined NI 43-101 Mineral Resource Estimate as described in the 2012 DynaMexico-CAM SJG Mineral Resource Estimate. The Company expects DynaMexico to plan subsequent drilling programs at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta / Rosario / Rudolpho. The Company expects DynaMexico’s further drilling programs to confirm extensions to mineralization in all directions and down dip from the main target areas.

Mineralization at San José de Gracia

The Company was informed by DynaMéxico that it had outlined significant mineralization from drilling activity at San Pablo, Tres Amigos, La Union, and La Purisima areas of SJG as described in the recent NI 43-101 2012 DynaMexico-CAM SJG Mineral Resource Estimate. Further drilling is expected to outline additional mineralization at these 4 major target areas at SJG, while additional mineralization are also expected to be defined at La Prieta and the area Northeast of Tres Amigos. Other areas at SJG indicate clear potential to develop additional mineralization.

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

Item 8. Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2012 and 2011. The financial statements as of December 31, 2012 and 2011, of the Company included in this Form 10-K have been audited by The Hall Group, CPAs, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Financial Statements included in the Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2012 and 2011
•	Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2012
•	Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2012
•	Notes to the Consolidated Financial Statements for the Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

DynaResource, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 and for the period since reentering the Exploration Stage (January 1, 2007) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of DynaResource, Inc.’s internal control over financial reporting as of December 31, 2012 and 2011 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DynaResource, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the period since reentering the Exploration Stage (January 1, 2007) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

April 5, 2013

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,522,652	$2,670,933
Accounts Receivable Related Party	48,000	0
Foreign Tax Receivable	40,022	34,593
Other Current Assets	45,129	45,134
Total Current Assets	1,655,803	2,750,660

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $790,318 and $705,511)	207,919	967,319
Mining Properties (Net of Accumulated Amortization of $519,400 and $484,842)	4,183,967	4,218,525
Total Fixed Assets	4,391,886	5,185,844

Other Assets:
Investment in Affiliate	70,000	70,000
Other Assets	197,283	178,178
Total Other Assets	267,283	248,178
TOTAL ASSETS	$6,314,972	$8,184,682

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$196,252	$73,266
Accrued Expenses	160,210	52,029
Total Current Liabilities Long-Term Liabilities	356,462 0	125,295 0

TOTAL LIABILITIES	$356,462	$125,295

Equity: Preferred Stock, $1.00 par value, 10,000 shares authorized
1,000 and 1,000 shares issued and outstanding	$1,000	$1,000
Common Stock, $0.01 par value, 25,000,000 shares authorized
10,802,808 and 10,602,868 shares issued and outstanding	108,020	106,029
Preferred Rights	40,000	40,000
Additional Paid In Capital	40,429,500	38,421,114
Treasury Stock	(50,750)	0
Other Comprehensive Income	270,794	575,600
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(23,714,647)	(21,493,034)
Total DynaResource, Inc. Stockholders’ Equity	11,081,401	11,648,193
Noncontrolling Interest	(5,122,891)	(3,588,806)
TOTAL EQUITY	5,958,510	8,059,387
TOTAL LIABILITIES AND EQUITY	$6,314,972	$8,184,682

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through December 31, 2012

	2012	2011	Cumulative Since Reentering the Exploration Stage (January 1, 2007 through December 31, 2012)

REVENUES	$0	$0	$346,726

EXPLORATION EXPENSES (exclusive of depreciation and amortization shown separately below)	895,713	2,654,227	15,336,829
GROSS PROFIT (DEFICIT)	(895,713)	(2,654,227)	(14,990,103)

OPERATING EXPENSES
Depreciation and Amortization Stock Issued for Services	193,767 0	132,022 1,161,189	917,708 2,748,564
General and Administrative	2,935,834	1,640,583	9,235,138
TOTAL OPERATING EXPENSES	3,129,601	2,933,794	12,901,410

NET OPERATING INCOME (LOSS)	(4,025,314)	(5,588,021)	(27,891,513)

OTHER INCOME (EXPENSE)
Portfolio Income	835	1,123	22,198
Currency Translation Gain (Loss)	339,980	(307,004)	(1,127,759)
Other Income	(62,859)	0	(59,872)
TOTAL OTHER INCOME (EXPENSE)	277,956	(305,881	(1,165,433)

NET INCOME (LOSS) BEFORE INCOME TAXES	(3,747,358)	(5,893,902)	(29,056,946)

Provision for Income Taxes (Expense) Benefit	0	0	38,259
NET INCOME (LOSS)	$(3,747,358)	$(5,893,902)	$(29,018,687)
Net Loss Attributable to Non-Controlling Interest	1,525,745	1,624,783	5,073,828
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(2,221,613)	(4,269,119)	(23,944,859)

Unrealized Loss on Securities Held for Sale	0	0)	(735,760)
Unrealized Currency Translation Gain (Loss)	(30,583)	(96,190)	940,890

TOTAL COMPREHENSIVE INCOME (LOSS)	(2,252,196)	(4,365,309)	(23,739,729)
Comprehensive (Income) Loss Attributable To Non-Controlling Interest	8,340	40,723	80,288

COMPREHENSIVE LOSS ATTRIBUTABLE TO
DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(2,243,856)	$(4,324,586)	$(23,659,441)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average Shares Outstanding Basic and Diluted	10,728,677	10,052,749
Income (Loss) per Common Share, Basic and Diluted	$(0.2091)	$(0.4247)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Preferred		Common		Preferred	Additional Paid In	Treasury	Other Comprehensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2011	1,000	$1,000	9,763,220	$97,632	$40,000	$31,011,472	$0	$405,948	$(6,002,516)	$(17,223,915)	$8,329,621

Sale of Common Shares			565,148	5,652		2,220,005					2,225,657
Issuance of Common Shares for Services			274,500	2,745		1,158,444					1,161,189
Common Stock Options Issued						31,476					31,476
Other Comprehensive Income								169,652			169,652
DynaMexico Earn In						3,999,717					3,999,717
Net Income (Loss)										(4,269,119)	(4,269,119)
Stockholders’ Equity, December 31, 2011	1,000	$1,000	10,602,868	$106,029	$40,000	$38,421,114	$0	$575,600	$(6,002,516)	$(21,493,034)	$11,648,193

Sale of Common Shares			199,140	1,991		1,260,459					1,262,450
Common Stock Options Issued						747,927					747,927
Treasury Shares Purchased							(50,750)				(50,750)
Other Comprehensive Income								(304,806)			(304,806)
Net Income (Loss)										(2,221,613)	(2,221,613)
Stockholders’ Equity, December 31, 2012	1,000	$1,000	10,802,008	$108,020	$40,000	$40,429,500	$(50,750)	$270,794	$(6,002,516)	$(23,714,647)	$11,081,401

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through December 31, 2012

	2012	2011	Cumulative Since Reentering the Development Stage (January 1, 2007) through December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,747,358)	$(5,893,902)	$(29,018,687)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	0	1,161,189	2,748,564
Issuance of Common Stock Options	747,927	31,476	779,403
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	193,767	132,022	917,708
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) Decrease in Foreign Tax Receivable	(5,429)	220,791	9,183
(Increase) in Accounts Receivable – Related Party	(48,000)	0	(48,000)
Decrease in Other Current Assets	5	67,443	121,064
(Increase) in Other Assets	(19,105)	(15,449)	(197,283)
Increase in Accounts Payable	122,986	41,041	154,848
Increase (Decrease) Increase in Accrued Expenses	108,181	(12,743)	56,074
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(2,647,026)	(4,268,132)	(24,287,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(3,313)	(692,303)	(1,092,409)
Retirement of Fixed Assets	603,504	0	623,652
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	0	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	600,191	(692,303)	(538,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	0	3,999,717	17,674,712
Proceeds from Sale of Common Stock	1,262,450	2,225,657	7,585,401
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	(313,146)	128,929	228,546
Purchase of Treasury Stock	(50,750)	0	(423,229)
Sale of Treasury Stock	0	0	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	898,554	6,354,303	25,527,805
NET INCREASE (DECREASE) IN CASH	(1,148,281)	1,393,868	701,812

CASH AT BEGINNING OF PERIOD	2,670,933	1,277,065	820,840
CASH AT END OF PERIOD	$1,522,652	$2,670,933	$1,522,652

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$0	$1,161,189	$2,748,564
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Non-Cash Conversion of Note Receivable to Equity	$0	$0	$750,000
Cash Paid During the Year for Interest Expense	$0	$0	$0
Non-Cash Dividend of Property	$0	$0	$129,822

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.     The Company may elect to take advantage of the benefits of this extended transition period in the future.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the years ended December 31, 2012 and 2011 (Mexican pesos per one U.S. dollar):

	December 31, 2012
Current exchange rate:	Pesos	13.02

Weighted average exchange rate for the year ended:	Pesos	13.16

	December 31, 2011
Current exchange rate:	Pesos	13.97

Weighted average exchange rate for the year ended:	Pesos	12.42

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.   At December 31, 2012, the Company had a balance of $624,396 that was in excess of the FDIC insurance limit and $250,000 which is currently insured in full under the FDIC’s temporary unlimited coverage on non-interest bearing transactions accounts, which expires on December 31, 2012. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. No allowance has been established as all receivables were deemed to be fully collectable.

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of the IVA receivable as of December 31, 2012 and 2011 are $40,022 and $34,593, respectively.

Inventory:

As the Company ceased mining production in 2006, there is no inventory as of December 31, 2012 and 2011.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing, no events have occurred that would require write-down of any assets.  As of December 31, 2012, no indications of impairment existed.

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

As of December 31, 2012, no indications of impairment existed.

Advertising Costs:

The Company incurred no advertising costs for the years ended December 31, 2012 and 2011.

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

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the years ended December 31, 2012 and 2011, the Company’s components of comprehensive income were foreign currency translation adjustments and unrealized losses on securities held for sale.

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

There were no potentially dilutive common stock equivalents as of December 31, 2012, therefore basic earnings per share equals diluted earnings per share for the year ended December 31, 2012.  The Company had 1,151,800 options outstanding at December 31, 2012. As the Company incurred a net loss during the year ended December 31, 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the year ended December 31, 2011, the basic and diluted loss per common share is the same amount.   As of December 31, 2011, the Company had 25,000 stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future. As the Company incurred a net loss during the year ended December 31, 2011, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at December 31, 2012 and 2011:

	2012	2011

Mining camp equipment and fixtures	$547,816	$1,224,540
Transportation equipment	268,253	268,253
Lab equipment	14,306	14,306
Machinery and equipment	43,187	43,187
Office furniture and fixtures	76,895	76,895
Office equipment	11,673	11,673
Computer equipment	36,105	33,976
Sub-total	998,237	1,672,830
Less: Accumulated depreciation	(790,318)	(705,511)
Total	$207,919	$967,319

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $159,209 and $87,866 for the years ended December 31, 2012 and 2011, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at December 31, 2012 and 2011:

	2012	2011
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(519,400)	(484,842)

Total Mining Properties	$4,183,967	$4,218,525

Amortization expense was $34,558 and $44,156 for the years ended December 31, 2012 and 2011, respectively.

NOTE 4 – INVESTMENT IN AFFILIATE

Through December 31, 2012 the Company loaned a total of $805,760 USD to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV., (“DynaNevada de Mexico”).  The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.  DynaNevada is a related entity (affiliate), and through its subsidiary DynaNevada de Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de Mexico completed the Option with IMMSA in March 2010, so that DynaNevada de Mexico now owns 100% of the Santa Gertrudis Property. In June, 2010, DynaNevada de Mexico acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management believes has no merit. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of December 31, 2012 and 2011 to be $70,000. Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of December 31, 2012 and 2011 are as follows:

Deferred Tax Asset Related to:

	2012	2011

Prior Year	$7,008,203	$5,004,276
Tax Benefit for Current Year	1,274,102	2,003,927
Total Deferred Tax Asset	8,282,305	7,008,203
Less: Valuation Allowance	(8,282,305)	(7,008,203)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $32,000,000 at December 31, 2012, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2012.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Officers and Directors

In addition, the Company has issued its stock to the following directors and consultants for the years ended December 31, 2012 and 2011, respectively:

	2012	2011
Directors	$0	$85,500
Consultants	$0	$1,075,689
Totals	$0	$1,161,189

The above stock transactions were expensed as compensation in the financial statements.

Dynacap Group Ltd.

The Company paid $102,500 and $107,500 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees during the years ended December 31, 2012 and 2011, respectively.

DynaResource de Mexico (“DynaMexico”)

As of December 31, 2012, Company reports an $806,935 account receivable from DynaMexico for expenditures incurred in the normal course of business since June 2000.

As of December 31, 2012, the Company entered into an agreement with DynaMexico in which DynaMexico agreed to a fee of $541,915 in order to continue to carry the amount as a receivable. The fee was calculated as if interest had been charged at 4% interest compounded monthly over the period in which the amounts accrued.

During the year ended December 31, 2012, the Company incurred additional expenditures of $1,044,952 on behalf of DynaResource de Mexico, which was billed to DynaMexico in December 2012.

As of December 31, 2012, the Company reported $2,393,803 due from DynaMexico, which is eliminated upon consolidation.

Mineras de DynaResource (“MinerasDyna”)

During 2012, the Company advanced $275,000 to MinerasDyna. MinerasDyna subsequently advanced $275,000 to DynaMexico in 2012. The total amount of $275,000 is recorded as a receivable owed to MinerasDyna from DynaMexico as of December 31, 2012.

As of December 31, 2012 the Company agreed with DynaMexico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of Mexico.

The receivables from MinerasDyna and DynaMexico have been eliminated upon consolidation.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Series A Preferred Stock:

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share.  Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company.  In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At December 31, 2012 and 2011 there were 1,000 shares of Series A Preferred Stock outstanding.

Preferred Stock:

In addition to the 1,000 shares designated as Series A Preferred Stock, the Company is authorized to issue 20,000,000 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2012 and 2011, there were no shares of Preferred Stock outstanding.

Common Stock:

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At December 31, 2012 and 2011, there were 10,802,008 and 10,602,868 shares outstanding, respectively.  No dividends were paid in 2012 or 2011.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,000 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2012 and 2011, respectively.

Stock Issuances:

During 2012, the Company issued 199,140 common shares for cash for $5.00 per share.

During 2012, the Company also issued no shares for services.

During 2011, the Company issued 565,148 common shares for cash for $3.75 to $5.00 per share.

During 2011, the Company also issued 274,500 shares for $1,161,189 of consulting services. Included in this amount was 20,000 shares issued to directors for $85,500 in services.

Treasury Stock:

During 2012, the Company repurchased 12,954 shares for $50,750.

Treasury stock is accounted for by the cost method.

Options and Warrants:

The Company had 1,151,800 options or warrants outstanding at December 31, 2012.

During 2012, 1,126,800 options were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

The Company had 25,000 options or warrants outstanding at December 31, 2011.

During 2011, 25,000 options were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

NOTE 9 – EMPLOYEE BENEFIT PLANS

During the years ended December 31, 2012 and 2011, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

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

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2012 the Company entered into a one year extension of the lease through August 31, 2013. In The Company paid rent expense of $46,080 and $52,395 related to this lease for the years ended December 31, 2012 and 2011.

The following is a schedule of minimum lease payments required under the existing lease as of December 31, 2012:

Year Ended December 31:	Amount

2013	$30,720
2014 and beyond	0
$30,720

Litigation

On December 27, 2012, the Company, and DynaMexico, filed an Original Petition and Application for Temporary Injunction and Permanent Injunction in the 14th Judicial District Court of Dallas, Texas (the “Petition”) against Defendants Goldgroup Mining Inc., Goldgroup Resources Inc., and certain individuals acting in concert with Goldgroup (collectively “Goldgroup”). The Petition alleges, among other things, that Goldgroup has wrongfully used property, confidential information and data belonging to DynaMéxico and consistently failed to disclose several matters of material importance to the public.

The Petition requests that Goldgroup be enjoined from: (a) using or disseminating any confidential information belonging to DynaMéxico, (b) asserting that Goldgroup owns any interest in the San Jose de Gracia Project, rather than owning a common shares equity interest in DynaMéxico, (c) improperly disclosing that Goldgroup is the operator of the San Jose de Gracia Project, rather than Mineras de DynaResource SA de C.V. (“Mineras”), and (d) failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by a DynaUSA senior executive.

The Petition further requests, among other things: (a) a temporary and permanent injunction; (b) declaratory relief; (c) disgorgement of funds alleged to have been improperly raised as a consequence of Goldgroup’s wrongful actions; (d) cancellation of shares of DynaMéxico stock held by Goldgroup; and, (d) actual and punitive damages.

The Company believes the filing of the Petition to be necessary in order to protect its shareholder interests in DynaMexico and in order to protect the property, data, and assets of DynaMexico.

The Company is the plaintiff in this litigation, but the outcome is uncertain. The Company believes there is little to no potential for the assessment of a material monetary judgment against the Company.

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 50% interest in DynaResource de México, S.A. de C.V. Changes in Non-controlling Interest for the year ended December 31, 2012 and 2011 were as follows:

	For the Year Ended December 31,
	2012	2011

Beginning balance	$(3,588,806)	$(1,923,300)
Operating income (loss)	(1,525,745)	(1,624,783)
Other comprehensive income (loss)	(8,340)	(40,723)
Ending balance	$(5,122,891)	$(3,588,806)

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

As of December 31, 2012 and 2011, the Company’s financial assets are measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. There were no financial liabilities as of December 31, 2012 and 2011.

	Fair Value Measurement at December 31, 2012 Using:
	December 31, 2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,522,652	$1,522,652	$-	$-
Investment in Affiliate	70,000	-	-	70,000

	Fair Value Measurement at December 31, 2011 Using:
	December 31, 2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$2,670,933	$2,670,933	$-	$-
Investment in Affiliate	70,000	$-	$-	$70,000

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to December 31, 2012 through April 9, 2013 and noted the following reportable events:

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2012, our Chief Executive and Chief Financial Officer as of December 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified no material weakness in our internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2012. Based on its evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective and contained no material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table lists the names and ages of the executive officers, directors and key consultants of the Company.  The directors will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. Mr. Diepholz, Mr. Smith, and Mr. Tidwell have been elected to serve through 2013. All officers serve at the discretion of the President, Chairman of the Board of Directors, and members of the Board of Directors.

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

K.W. Diepholz - Graduated Lake Land College; Communications and Business Emphasis; Regional Director-Fidelity Union Insurance and Investment, Dallas, Texas (1980 -1983); President - KWD Properties Corporation, Mattoon, Illinois (1983 - 1989); a privately-held Oil & Gas Exploration and Development Company involved in all phases of The Oil & Gas Business, and Various Types of Partnerships; Vice President - American Investment Retirement Corporation, Phoenix, Arizona (1990 - 1991), Involved in Program Structuring for Pension Accounts; Vice President - Ideal Securities, Inc., Dallas, Texas (1992);  Program Structuring and Marketing Management; President - DP Phoenix, a Real Estate Investment Company, Phoenix, Arizona (1991 -1992);  Investment Program Structuring, Real Estate Acquisitions, General Management;   Director:  Farm Partners, Inc., Dallas, Texas (1992-Present);  General Management of this General Partner to Precious Metals Limited Partnership; DP Group Ltd., Dallas, Texas (1993 - Present);  President of this independent Marketing firm; Dynacap Group Ltd., Dallas, Texas (1992 - Present);  President of this Consulting and Management firm, directing the management of certain Limited Liability Investment Companies; DynaResource, Inc. (f/k/a: West Coast Mines, Inc.), Dallas, Texas (1994-Present);  Chairman, President, Treasurer, and Director. Special skills in the areas of Business Development, Project Planning, Corporate Financing, Acquisition Analysis, Investment Program Interpretation and Structuring.  Mr. Diepholz has been instrumental in the negotiations of: the acquisition of 24.9 % Net Profits Interest in the San José de Gracia in 1995; the acquisition of an additional 25 % interest in San José de Gracia in 1998; the acquisition and consolidation of 100 % of the rights to the San José de Gracia from prior owners, culminating at March, 2000; the acquisition and consolidation of several outstanding Concessions at the San José de Gracia from previous Mexican owners during 2000-3; the Direction and Management of the production operation at SJG; and the negotiation of the Stock Purchase / Earn In Agreement with Goldgroup Mining, Inc. in 2006. Mr. Diepholz is the current Chairman / Ceo of the Company; and he holds the same position with DynaResource Nevada, Inc., an affiliated Company. Mr. Diepholz is also the current President of the following subsidiaries of the Company in Mexico; DynaResource de Mexico (“DynaMexico), and holding all the Powers of Attorney for the Company, Mineras de DynaResource (“Mineras Dyna”), and DynaResource Operaciones (“DynaOperaciones”); And, Mr. Diepholz is also the President of DynaNevada de Mexico, the wholly owned subsidiary of DynaResource Nevada Inc.

Charles Smith.     Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business including audit and tax matters. He is a consultant to various companies.  Some of Mr. Smith’s business affiliations the past five years include:  Chief Financial Officer of DynaResource, Inc. – May 2005 to present; Chairman of Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present; sole proprietor as a Certified Public Accountant - 1983 to the present; President, Secretary, Treasurer and Director of Surface Coatings, Inc. – November 2012 to present; and, Principal of Yorkdale Capital, a financial and consulting firm – 2006 to present.

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

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation	All other compensation *
K.W. Diepholz CEO, President	2012 2011	$225,000 $225,000	None None	None None	None None	None None	None None	$ 28,145 $ 25,455

Charles Smith CFO, Secretary	2012 2011	None None	None None	None $85,500	None None	None None	None None	None None

Bradford J. Saulter VP – Investor Relations	2012 2011	$72,000 $72,000	None None	None None	None None	None None	None None	$13,625. $28,545

Melvin E. Tidwell, Director	2012 2011	None None	None None	None $21,874	None None	None None	None None	None None

 * As disclosed in the financial statements, the Company paid consulting fees to Dynacap Group, Ltd. This remuneration above was paid from the funds received by Dynacap.

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

     Name of

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of December 31, 2012.  The following table sets forth the information based on 10,802,008 common shares issued and outstanding as of December 31, 2012.

COMMON STOCK	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	1303 Regency Court Southlake, Texas 76092	1,457,065	13.489%

Common Stock	Charles Smith CFO; Secretary; Director	709-B West Rusk #580 Rockwall, Texas 75087	164,250	1.52%

Common Stock	Children of Charles Smith, through Smith First Family LP; Andrew Smith, GP	4247 Clairmont Birmingham, AL 35222	331,250	3.06%

Common Stock	Melvin E. Tidwell Director;	4804 Picadilly Place Tyler, Texas 75703	75,845	0.70%

Common Stock	Bradford J. Saulter VP., Investor Relations	7618 Straits Lane Rowlett, Texas 75088	112,531	1.04%

	All Officers, Directors And Beneficial owners as a Group (5 Persons)		2,140,951	19.82%

None of the Shares described above are subject to options which are either (a) vested, or, (b) will vest within 60 days.

Officers and Directors and those 5% beneficial owners held the following options as of December 31, 2012: None.

PREFERRED SHARES
	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Preferred	K.W. Diepholz	1303 Regency Court Southlake, TX. 76092	1,000	100.0%

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Company has paid cash remuneration for services to Dynacap Group Ltd., a private consulting firm.   Mr. K.W. Diepholz - Chairman and CEO of the Company and Mr. Charles Smith, Chief Financial Officer, are the Managers of Dynacap Group, Ltd.

The Company has paid cash compensation as follows, to related parties or officers during the years ended December 31, 2012 and 2011:

In 2012, the Company paid $102,500 to Dynacap Group, Ltd. for consulting and other fees;

In 2011, the Company paid $107,500 to Dynacap Group, Ltd. for consulting and other fees.

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2012 and 2011 was $75,500 and $63,536, respectively.

(2) Audit Related Fees

None.

(3) Tax Fees

None.

(4) All Other Fees

None.

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

Not applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules

No.	Description
31.1 *	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

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

Signature	Title	Date

/s/ K.W. (“K.D.” Diepholz	President, Chief Executive Officer,	April 9, 2013
K.W. (“K.D.”) Diepholz	Chairman, Director
(principal executive officer)

/s/ Charles Smith	Chief Financial Officer, Director	April 9, 2013
Charles Smith	(principal financial and accounting officer)

