Form 10-Q
period 2013-03-31
DYNARESOURCE INC
filed 2013-05-20
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [ ] No [X].

As of May 20, 2013 there were 10,802,008 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3
	Notes to Financial Statements	7-17

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	18-33
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	33
ITEM 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	35

ITEM 3.	Default Upon Senior Securities	35

ITEM 4.	Mine Safety Disclosures	35

ITEM 5.	Other Information	35

ITEM 6.	Exhibits and Reports on Form 8-K	35

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,145,816	$1,522,652
Accounts Receivable – Related Party	50,780	48,000
Foreign Tax Receivable	49,245	40,022
Other Current Assets	64,393	45,129
Total Current Assets	1,310,234	1,655,803

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $811,250 and $790,318)	186,987	207,919
Mining Properties (Net of Accumulated Amortization of $520,529 and $519,400)	4,182,838	4,183,967
Total Fixed Assets	4,369,825	4,391,886

Other Assets:
Investment in Affiliate	70,000	70,000
Other Assets	213,105	197,283
Total Other Assets	283,105	267,283
TOTAL ASSETS	$5,963,164	$6,314,972

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$61,676	$196,252
Accrued Expenses	160,073	160,210
	221,749	356,462

Long-Term Liabilities:
Shareholder Advances	495,000	0

TOTAL LIABILITIES	$716,749	$356,462

Equity: Preferred Stock, $1.00 par value, 10,000 shares authorized
1,000 and 1,000 shares issued and outstanding	$1,000	$1,000
Common Stock, $0.01 par value, 25,000,000 shares authorized
10,802,008 and 10,802,008 shares issued and outstanding	108,020	108,020
Preferred Rights	40,000	40,000
Additional Paid In Capital	40,429,500	40,429,500
Treasury Stock	(117,250)	(50,750)
Other Comprehensive Income	18,814	270,794
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(23,909,530)	(23,714,647)
Total DynaResource, Inc. Stockholders’ Equity	10,568,038	11,081,401
Noncontrolling Interest	(5,321,623)	(5,122,891)
TOTAL EQUITY	5,246,415	5,958,510
TOTAL LIABILITIES AND EQUITY	$5,963,164	$6,314,972

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through March 31, 2013

	2013	2012	Cumulative Since Reentering the Exploration Stage (January 1, 2007 through March 31, 2013)

REVENUES	$0	$0	$346,726

EXPLORATION EXPENSES (exclusive of depreciation and amortization shown separately below)	0	234,871	15,336,829
GROSS PROFIT (DEFICIT)	0	(234,871)	(14,990,103)

OPERATING EXPENSES
Depreciation and Amortization Stock Issued for Services	22,061 0	35,234 0	939,769 2,748,564
General and Administrative	720,010	781,755	9,955,148
TOTAL OPERATING EXPENSES	742,071	816,989	13,643,481

NET OPERATING INCOME (LOSS)	(742,071)	(1,051,860)	(28,633,584)

OTHER INCOME (EXPENSE)
Portfolio Income	134	250	22,332
Currency Translation Gain (Loss)	348,634	381,491	(779,125)
Other Income	0	0	(59,872)
TOTAL OTHER INCOME (EXPENSE)	348,768	381,741	(816,665)

NET INCOME (LOSS) BEFORE INCOME TAXES	(393,303)	(670,119)	(29,450,249)

Provision for Income Taxes (Expense) Benefit	0	0	38,259
NET INCOME (LOSS)	$(393,303)	$(670,119)	$(29,411,990)
Net Loss Attributable to Non-Controlling Interest	198,420	221,814	5,272,248
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(194,883)	(448,305)	(24,139,742)

Unrealized Loss on Securities Held for Sale	0	0	(735,760)
Unrealized Currency Translation Gain (Loss)	(2,765)	80,566	938,125

TOTAL COMPREHENSIVE INCOME (LOSS)	(197,648)	(367,739)	(23,937,377)
Comprehensive (Income) Loss Attributable To Non-Controlling Interest	312	(32,553)	80,600

COMPREHENSIVE LOSS ATTRIBUTABLE TO
DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(197,336)	$(400,292)	$(23,856,777)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average Shares Outstanding Basic and Diluted	10,802,008	10,615,903
Income (Loss) per Common Share, Basic and Diluted	$(0.0364)	$(0.0631)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2013 (Unaudited)

and the Year Ended December 31, 2012 (Audited)

	Common		Common		Preferred	Additional Paid-In	Treasury	Other Comrehensive	Accumulated	Deficit since Reentering the Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2012	1,000	$1,000	10,602,868	$106,029	$40,000	$38,421,114	$0	$575,600	$(6,002,516)	$(21,493,034)	$11,648,193

Sale of Common Shares			199,140	1,991		1,260,459					1,262,450
Common Stock Options Issued						747,927					747,927
Other Comprehensive Income								(304,806)			(304,806)
Treasury Shares Purchased							(50,750)				(50,750)
Net Income (Loss)										(2,221,613)	(2,221,613)
Stockholders’ Equity, December 31, 2012	1,000	$1,000	10,802,008	$108,020	$40,000	$40,429,500	$(50,750)	$270,794	$(6,002,516)	$(23,714,647)	$11,081,401

Purchase of Treasury Shares							(66,500)				(66,500)
Other Comprehensive Income								(251,980)			(251,980)
Net Income (Loss)										(194,883)	(194,883)
Stockholders’ Equity, March 31, 2013	1,000	$1,000	10,802,008	$108,020	$40,000	$40,429,500	$(117,250)	$18,814	$(6,002,516)	$(23,909,530)	$10,568,038

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through March 31, 2013

(Unaudited)

	2013	2012	Cumulative Since Reentering the Development Stage (January 1, 2007) through March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(393,303)	$(670,119)	$(29,411,990)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	0	0	2,748,564
Issuance of Common Stock Options	0	217,364	779,403
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	22,061	35,234	939,769
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
Decrease in Foreign Tax Receivable	(9,223)	(36,519)	(40)
(Increase) in A/R – Related Party	(2,780)	0	(50,780)
(Increase) Decrease in Other Current Assets	(19,264)	(5,666)	101,800
(Increase) in Other Assets	(15,822)	(22,821)	(213,105)
(Decrease) in Accounts Payable	(134,576)	(36,811)	20,272
(Decrease) Increase in Accrued Expenses	(137)	(2,697)	55,937
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(553,044)	(522,035)	(24,840,280)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	0	0	(1,092,409)
Retirement of Fixed Assets	0	0	623,652
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	0	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	0	0	(538,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	0	0	17,674,712
Proceeds from Sale of Common Stock	0	406,750	7,585,401
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	(252,292)	(356,346)	(23,746)
Shareholder Advances	495,000	0	495,000
Purchase of Treasury Stock	(66,500)	0	(489,729)
Sale of Treasury Stock	0	0	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	176,208	50,404	25,704,013

NET INCREASE (DECREASE) IN CASH	(376,836)	(471,631)	324,976

CASH AT BEGINNING OF PERIOD	1,522,652	2,670,933	820,840
CASH AT END OF PERIOD	$1,145,816	$2,199,302	$1,145,816

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$0	$0	$2,748,564
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Non-Cash Conversion of Note Receivable to Equity	$0	$0	$750,000
Non-Cash Issuance of Stock Options	$0	$217,364	$313,500
Non-Cash Dividend of Property	$0	$0	$129,822
Cash Paid for Interest	$0	$0	$0
Cash Paid for Income Taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2012 Form 10-K.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended March 31, 2013 and December 31, 2012 (Mexican pesos per one U.S. dollar):

	March 31, 2013
Current exchange rate:	Pesos	12.31

Weighted average exchange rate for the period ended:	Pesos	12.64

	December 31, 2012
Current exchange rate:	Pesos	13.02

Weighted average exchange rate for the year ended:	Pesos	13.16

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At March 31, 2013, the Company had a balance of $804,827 that was in excess of the FDIC insurance limit of $250,000. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. No allowance has been established as all receivables were deemed to be fully collectable.

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of March 31, 2013 and December 31, 2012 are $49,245 and $40,022, respectively.

Inventory:

As the Company ceased mining production in 2006, there is no inventory as of March 31, 2013 and December 31, 2012.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing, no events have occurred that would require write-down of any assets.  As of March 31, 2013, no indications of impairment existed.

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

As of March 31, 2013, no indications of impairment existed.

Advertising Costs:

The Company incurred no advertising costs for the three months ended March 31, 2013 and 2012.

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

Comprehensive Income:

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended March 31, 2013 and December 31, 2012, the Company’s components of comprehensive income were foreign currency translation adjustments and unrealized losses on securities held for sale.

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

There were no potentially dilutive common stock equivalents as of March 31, 2013, therefore basic earnings per share equals diluted earnings per share for the period ended March 31, 2013.  The Company had 1,151,800 options and warrants outstanding at March 31, 2013. As the Company incurred a net loss during the period ended March 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the three months ended March 31, 2012, the basic and diluted loss per common share is the same amount.   As of March 31, 2012, the Company had zero stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 12 for a discussion of new accounting pronouncements.

Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at March 31, 2013 and December 31, 2012:

	2013	2012

Mining camp equipment and fixtures	$547,818	$547,818
Transportation equipment	268,253	268,253
Lab equipment	14,306	14,306
Machinery and equipment	43,187	43,187
Office furniture and fixtures	76,895	76,895
Office equipment	11,673	11,673
Computer equipment	36,105	36,105
Sub-total	998,237	998,237
Less: Accumulated depreciation	(811,250)	(790,318)
Total	$186,987	$207,919

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $20,932 and $22,915 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at March 31, 2013 and December 31, 2012:

	2013	2012
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(520,529)	(519,400)

Total Mining Properties	$4,182,838	$4,183,967

Amortization expense was $1,129 and $12,319 for the three months ended March 31, 2013 and 2012, respectively.

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

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management believes has no merit. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of March 31, 2013 and December 31, 2012 to be $70,000. Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

NOTE 5 – SHAREHOLDER ADVANCES

Shareholders advanced funds to the Company in anticipation of converting the funds to Promissory Notes issued by the Company. The shareholders converted their advances on April 1, 2013 as described in Note 15 – Subsequent Events. These advances are classified as long term as the signed promissory notes are due December 31, 2015.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of March 31, 2013 and December 31, 2012 are as follows:

Deferred Tax Asset Related to:

	2013	2012
Prior Year	$8,282,305	$7,008,203
Tax Benefit for Current Year	133,723	1,274,102
Total Deferred Tax Asset	8,416,028	8,282,305
Less: Valuation Allowance	(8,416,028)	(8,282,305)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $30,000,000 at March 31, 2013, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2013.

NOTE 7 – MATERIAL AGREEMENTS

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company paid $12,500 and $0 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in the three months ended March 31, 2013 and 2012, respectively.

In addition, the Company has issued its stock to the following directors and consultants for the periods ended March 31, 2013 and March 31, 2012, respectively:

	2013	2012

Directors	$0	$0

Consultants	$0	$0

Totals	$0	$0

The above stock transactions were expensed as compensation in the financial statements.

As discussed in Note 4, the Company has made an investment in DynaNevada, an entity having common management with the Company.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Common Stock:

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At March 31, 2013 and December 31, 2012, there were 10,802,008 and 10,802,008 shares outstanding, respectively.  No dividends were paid in 2013 or 2012.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,000 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of March 31, 2013 and December 31, 2012, respectively.

Stock Issuances:

During the three months ended March 31, 2013, the Company issued no common shares.

During 2012, the Company issued 199,140 common shares for cash for $5.00 per share.

Treasury Stock:

During 2013, the Company repurchased 20,051 shares for $66,500.

During 2012, the Company repurchased 12,954 shares for $50,750.

Treasury stock is accounted for by the cost method.

Options and Warrants:

The Company had 1,151,800 options or warrants outstanding at March 31, 2013.

During the three months ended March 31, 2013, no options or warrants were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

NOTE 10 – EMPLOYEE BENEFIT PLANS

During the periods ended March 31, 2013 and December 31, 2012, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 11 – COMMITMENTS AND CONTINGENGIES

The Company’s 50% owned subsidiary DynaMexico is required to pay taxes in order to maintain the several mining concessions it owns.  Additionally, DynaMexico is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.   Based on Management’s business plans, the Company does not anticipate that DynaMexico will have any issues in meeting the minimum annual expenditures for the concessions, and DynaMexico retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2011 minimum, adjusted for annual inflation of 4%).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2011 and then in August 2012, the Company entered into a one year extensions of the lease through August 31, 2013. The Company paid rent expense of $11,760 and $11,520 related to this lease for the three months ended March 31, 2013 and 2012.

The following is a schedule of minimum lease payments required under the existing lease as of March 31, 2013:

Year Ended December 31:	Amount

2013	$19,200
2014 and beyond	0
Total	$19,200

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 50% interest in DynaResource de México, S.A. de C.V. Changes in Non-controlling Interest for the three months ended March 31, 2013 and the year ended December 31, 2012 were as follows:

	Three Months Ended	Year ended
	Mar 31, 2013	Dec 31, 2012
Beginning balance	$(5,122,891)	$(3,588,806)
Operating income (loss)	(198,420)	(1,525,745)
Other comprehensive income (loss)	(312)	(8,340)
Ending balance	$(5,321,623)	$(5,122,891)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of FASB 160 as of January 1, 2009.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of March 31, 2013 and December 31, 2012, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. There were no financial liabilities as of March 31, 2013. A description of the valuation of the Level 3 inputs is discussed in Note 4.

	Fair Value Measurement at March 31, 2013 Using:
	Mar 31, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,145,816	$1,145,816	$-	$-
Investment in Affiliate	70,000	-	-	70,000
	$1,215,816	$1,145,816	$-	$70,000

	Fair Value Measurement at December 31, 2012 Using:
	December 31, 2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,522,652	$1,522,652	$-	$-
Investment in Affiliate	70,000	$-	$-	$70,000
	$1,592,652	$1,522,652	$-	$70,000

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to March 31, 2013 through May 13, 2013 and noted the following reportable events:

Conversion of Shareholder Advances to Promissory Notes:

Shareholders of the Company, who in March had advanced $495,000 to the Company, converted their advances into Promissory Notes issued by the Company. The Company converted these funds and additional funds since March 31, 2013, so that as of May 20, 2013, the Company is obligated for $1,430,000 in Promissory Notes (the “Notes”).

The Notes bear simple interest at twelve and a half percent (12.5%), with interest accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Notes (In Aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, and up to fifty thousand tons) processed by DynaResource de Mexico or Mineras de DynaResource through the existing mill facilities at San Jose de Gracia. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited into a sinking fund cash reserve. The Notes mature on December 31, 2015.

The Company has the right to prepay the Notes with a ten percent (10%) penalty. The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and interest into common stock of the Company at $5.00 per share, and receive a warrant to purchase additional common shares of the Company for $7.50 per share, with such warrant expiring on December 31, 2015.

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

DynaResource owns a 50% common stock interest in DynaMéxico, and the remaining 50% common stock interest is held by Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. DynaMexico owns 100% of SJG. Mineras de DynaResource S.A. de C.V. (“MinerasDyna”), a wholly owned subsidiary of the Company, entered into an operating agreement with DynaMéxico on April 15, 2005 and, as a consequence of that agreement and subsequent amendments to that agreement, is the named exclusive operating entity for the SJG Project.

In 2005, the Company formed another wholly owned subsidiary, DynaResource Operaciones, SA de C.V. (“DynaOperaciones”). DynaOperaciones entered into a personnel management agreement with MinerasDyna and, as a consequence of that agreement, is the exclusive management company of personnel and consultants for the SJG Project.

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

Under amendments to the Mining Act of Mexico that came into effect on December 2006, the classifications of Mining Exploration Concessions and Mining Exploitation Concessions were replaced by a single classification of Mining Concessions valid for a renewable term of 50 years, commencing from the initial issuance date. To be converted into Mining Concessions at the time these amendments came into force, former exploration and exploitation concessions had to be in good standing at the time of conversion. All of the SJG concessions were converted to 50-year Mining Concessions at the time the amendments to the Mining Act came into effect. To renew the 50-year term, Mining Concessions must be in good standing at the time application is filed, and the application for renewal must be filed within 5 years prior to expiration of the term.

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

DynaMéxico Summary of Drilling Results

The drilling results obtained from San Jose de Gracia of holes drilled through March 31, 2011 (through DDH SJG 11-298) confirm the extensions of mineralization, down dip of historical workings, with confirmation of high grade gold (over 10 g/t), and including bonanza grades shoots which are consistent with historical and recent production grades. Specifically, San Pablo, Tres Amigos, La Purisima, and La Union areas have reported significant results. The summary of the drill results are described in an SJG Drill Summary File which is available on the SEC website referred to above.

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

Lab

A field laboratory is maintained within the camp facility. The Company utilized the lab for Assaying services during its production activities. Assays were performed by Company personnel for mined mineralization, feed mineralization, gravity and flotation concentrates, and tailings. The current status of the lab and equipment is care and maintenance. The Company anticipates utilizing the lab facility in the future for providing quick check assays to support ongoing exploration and bulk sampling works.

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

Preliminary Economic Assessment Report

The Company anticipates that DynaMexico will commission at least one Preliminary Economic Assessment Report for the SJG Project in the second quarter of 2013.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013 (through May 17, 2013)	$1,694	$1,355	$1,572

Source: Kitco, Reuters and the London Bullion Market Association

On May 17, 2013, the afternoon fixing gold price on the London Bullion Market was $1,355 per ounce and the spot market gold price on the New York Commodity Exchange was $1,356 per ounce.

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

***

RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013

REVENUE. Revenue for the three and nine months ended March 31, 2013 and 2012 was $0 and $0. The Company ceased its own production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining commercial ore resources.

COST OF EXPLORATION. Exploration costs were $0 and $234,871 for the three months ended March 31, 2013 and 2012 respectively The decrease in costs was due to the decrease in exploration and drilling activity from one year to the next.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2013 and 2012 were $742,071 and $816,989 respectively. The above expenses include depreciation and amortization amounts of $22,061 and $35,234 for the three months ended March 31, 2013 and 2012, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency translation gain or (loss) was $134 and $250 for the three months ended March 31, 2013 and 2012, respectively. Currency translation gain or (loss) was $348,634 and $381,491 for the three months ended March 31, 2013 and 2012, respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended March 31, 2013 and 2012 was $198,420 and $221,814, respectively. This is due to the Company reporting a smaller year over year loss.

COMPREHENSIVE (LOSS). Comprehensive loss includes the Company’s net loss plus the unrealized currency translation gain (loss) for the period which was a loss of $2,765 and a gain of $80,556 for the three months ended March 31, 2013 and 2012, respectively.

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

Liquidity and Capital Resources

As of March 31, 2013, the Company maintained working capital of $1,088,485, comprised of current assets of $1,310,234 and current liabilities of $221,749. This represents a decrease of $210,856 from the working capital maintained by the Company of $1,299,341 at December 31, 2012.

Net cash used in operations for the three months ended March 31, 2013 was $553,044 compared to $522,035 for the three months ended March 31, 2012. The amounts were substantially the same since the activities on the property were substantially the same in the first three months of 2013 and 2012.

Cash used for purchase of fixed assets was $0 in the three months ended March 31, 2013 and $0 for the same period in 2012.

Cash provided by financing activities for the three months ended March 31, 2013 was $176,208 compared to $50,404 for the same period in 2012.

Advances to Subsidiaries - DynaResource de Mexico (“DynaMexico”)

As of March 31, 2013, Company reports an $806,935 account receivable from DynaMexico for expenditures incurred in the normal course of business since June 2000.

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

As of March 31, 2013 and December 31, 2012, the Company reports $2,393,803 due from DynaMexico.

Advances to Subsidiaries - Mineras de DynaResource (“MinerasDyna”)

During 2012 and 2013, the Company advanced funds to MinerasDyna. MinerasDyna subsequently advanced funds to DynaMexico. At March 31, 2013, the total amount of $180,000 is recorded as a receivable owed to MinerasDyna from DynaMexico. At May 20, 2013, the total amount of $380,000 is recorded as receivable owned to MinerasDyna from DynaMexico.

As of December 31, 2012 the Company agreed with DynaMexico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of Mexico.

The receivables from MinerasDyna and DynaMexico have been eliminated upon consolidation.

Advances from Goldgroup Mining Inc. (“Goldgroup”)

In January 2013, Goldgroup advanced $120,000 USD to DynaMexico to pay 50 % of the taxes due on mining concessions owned by DynaMexico for the first semester 2013. This $ 120,000 USD contribution from Goldgroup was the first contribution from Goldgroup to DynaMexico since March 2011. At May 20, 2013, no further amounts have been received from Goldgroup.

Company Proposal to DynaMexico to Capitalize Advances

At a Meeting of the Shareholders of DynaMexico on February 22, 2013, the Company, a 50% shareholder of DynaMexico, proposed to capitalize the total amount of receivables due from DynaMexico to the Company and MinerasDyna. DynaMexico shareholder Goldgroup (also a 50 % shareholder) voted against the proposal. Shareholder Goldgroup offered no alternative proposal for resolving the accounts payable of DynaMexico.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer as of March 31, 2013, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at March 31, 2013. Based on its evaluation, our management concluded that, as of March 31, 2013, our internal control over financial reporting was effective.

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

None

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

Date: May 20, 2013

