Form 10-Q/A
period 2013-03-31
DYNARESOURCE INC
filed 2013-05-21
CIK 1111741

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

1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013 as filed with the Securities and Exchange Commission on May 20, 2013 is to furnish Exhibits 101 to the Form 10-Q.

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

2

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

3