Form 10-Q
period 2013-06-30
DYNARESOURCE INC
filed 2013-08-16
CIK 1111741

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [ ] No [X].

As of August 14, 2013 there were 10,802,008 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3 – 6
	Notes to Financial Statements	7– 16

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	17– 35
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	36
ITEM 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	37

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	37

ITEM 3.	Default Upon Senior Securities	37

ITEM 4.	Mine Safety Disclosures	37

ITEM 5.	Other Information	37

ITEM 6.	Exhibits and Reports on Form 8-K	37

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,488,894	$1,522,652
Accounts Receivable – Related Party	148,192	48,000
Foreign Tax Receivable	93,318	40,022
Other Current Assets	25,922	45,129
Total Current Assets	1,756,326	1,655,803

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $832,435 and $790,318)	166,334	207,919
Mining Properties (Net of Accumulated Amortization of $521,674 and $519,400)	4,181,693	4,183,967
Total Fixed Assets	4,348,027	4,391,886

Other Assets:
Investment in Affiliate	70,387	70,000
Other Assets	208,088	197,283
Total Other Assets	278,475	267,283
TOTAL ASSETS	$6,382,828	$6,314,972

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$78,940	$196,252
Accrued Expenses	176,873	160,210
Due to Minority Shareholder	120,000	0
	375,813	356,462
Long-Term Liabilities:
Notes Payable to Shareholders	1,545,000	0

TOTAL LIABILITIES	$1,920,813	$356,462

Equity: Preferred Stock, $.0001 par value, 20,001,000 shares authorized
Series A - 1,000 and 1,000 shares issued and outstanding	$1	$1
Common Stock, $0.01 par value, 25,000,000 shares authorized
10,802,008 and 10,802,008 shares issued and outstanding	108,020	108,020
Preferred Rights	40,000	40,000
Additional Paid In Capital	40,430,558	40,430,499
Treasury Stock	(137,750)	(50,750)
Other Comprehensive Income	209,214	270,794
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(24,672,637)	(23,714,647)
Total DynaResource, Inc. Stockholders’ Equity	9,974,890	11,081,401
Noncontrolling Interest	(5,512,875)	(5,122,891)
TOTAL EQUITY	4,462,015	5,958,510
TOTAL LIABILITIES AND EQUITY	$6,382,828	$6,314,972

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2013 and 2012

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through June 30, 2013

	Three Months June 30, 2013	Three Months June 30, 2012	Six Months June 30, 2013	Six Months June 30, 2012	Cumulative Since Re-entering the Development Stage, January 1, 2007

REVENUES	$0	$0	$0	$0	$346,726
COST OF SALES
Exploration Costs	226,001	338,098	226,001	572,969	15,562,830
GROSS PROFIT (DEFICIT)	(226,001)	(338,098)	(226,001)	(572,969)	(15,216,104)

OPERATING EXPENSES:
Depreciation and Amortization	22,330	37,061	44,391	72,298	962,099
General and Administrative	257,144	662,096	977,154	1,443,848	12,960,856
TOTAL OPERATING EXPENSES	279,474	699,157	1,021,545	1,516,146	13,922,955

NET OPERATING INCOME (LOSS)	(505,475)	(1,037,255)	(1,247,546)	(2,089,115)	(29,139,059)

OTHER INCOME (EXPENSE)
Portfolio Income	121	213	255	463	22,453
Other Income (Expense)	0	3,750	0	3,750	(59,872)
Interest Expense	(46,350)	0	(46,350)	0	(46,350)
Currency Translation Gain (Loss)	(401,542)	(299,499)	(52,908)	81,992	(1,180,667)
TOTAL OTHER INCOME (EXPENSE)	(447,771)	(295,536)	(99,003)	86,205	(1,264,436)

NET INCOME (LOSS) BEFORE INCOME TAXES	(953,246)	(1,332,791)	(1,346,549)	(2,002,910)	(30,403,495)

Provision for Income Taxes (Expense) Benefit	0	0	0	0	38,259
NET LOSS	(953,246)	(1,332,791)	(1,346,549)	(2,002,910)	(30,365,236)
Net Loss Attributable to Non-Controlling Interest	190,139	158,851	388,559	380,665	5,462,387
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(763,107)	(1,173,940)	(957,990)	(1,622,245)	(24,902,849)

COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities	0	0	0	0	(735,760)
Unrealized Currency Translation Gain (Loss)	(28,853)	(28,464)	(31,618)	52,102	909,272
COMPREHENISVE LOSS BEFORE NON-CONTROLLING INTEREST	(791,960)	(1,202,404)	(989,618)	(1,570,143)	(24,729,337)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	1,113	12,251	1,425	(20,302)	81,713
COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(790,847)	$(1,190,153)	$(988,183)	$(1,590,445)	$(24,647,624)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average Shares Outstanding	10,802,008	10,732,707	10,802,008	10,672,288

(Loss) per Common Share	$(0.0732)	$(0.1109)	$(0.1483)	$(0.1483)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2013 (Unaudited)

and the Year Ended December 31, 2012 (Audited)

	Preferred		Common		Preferred	Additional Paid In	Treasury	Other Comprehensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals
Stockholders’ Equity, January 1, 2012	1,000	$1	10,602,868	$106,029	$40,000	$38,422,113	$0	$575,600	$(6,002,516)	$(21,493,034)	$11,648,193

Sale of Common Shares			199,140	1,991		1,260,459					1,262,450
Common Stock Options Issued						747,927					747,927
Other Comprehensive Income								(304,806)			(304,806)
Treasury Shares Purchased							(50,750)				(50,750)
Net Income (Loss)										(2,221,613)	(2,221,613)
Stockholders’ Equity, December 31, 2012	1,000	$1	10,802,008	$108,020	$40,000	$40,430,499	$(50,750)	$270,794	$(6,002,516)	$(23,714,647)	$11,081,401

Purchase of Treasury Shares							(87,000)				(87,000)
Common Stock Options Issued						59					59
Other Comprehensive Income								(61,580)			(61,580)
Net Income (Loss)										(957,990)	(957,990)
Stockholders’ Equity, June 30, 2013	1,000	$1	10,802,008	$108,020	$40,000	$40,430,558	$(137,750)	$209,214	$(6,002,516)	$(24,672,637)	$9,974,890

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through June 30, 2013

(Unaudited)

	2013	2012	Cumulative Since Reentering the Development Stage (January 1, 2007) through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,346,549)	$(2,002,910)	$(30,365,236)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	0	0	2,748,564
Issuance of Common Stock Options	59	549,276	779,462
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	44,391	72,298	962,099
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) Decrease in Foreign Tax Receivable	(53,296)	1,453	(44,113)
(Increase) in A/R – Related Party	(100,192)	(46,604)	(148,192)
(Increase) Decrease in Other Current Assets	19,207	(8,691)	140,271
(Increase) in Other Assets	(11,192)	(13,445)	(208,475)
Increase (Decrease) in Accounts Payable	(117,312)	(71,706)	37,536
Increase (Decrease) in Accrued Expenses	16,663	(10,700)	72,737
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(1,548,221)	(1,531,029)	(25,835,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(532)	(2,129)	(1,092,941)
Retirement of Fixed Assets	0	0	623,652
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	0	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(532)	(2,129)	(539,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	0	0	17,674,712
Proceeds from Sale of Common Stock	0	973,500	7,585,401
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	(63,005)	(7,605)	165,541
Notes Payable	1,545,000	0	1,545,000
Loan from Minority Shareholder	120,000	0	120,000
Purchase of Treasury Stock	(87,000)	(25,500)	(510,229)
Sale of Treasury Stock	0	0	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,514,995	940,395	27,042,800

NET INCREASE (DECREASE) IN CASH	(33,758)	(592,763)	668,054

CASH AT BEGINNING OF PERIOD	1,522,652	2,670,933	820,840
CASH AT END OF PERIOD	$1,488,894	$2,078,170	$1,488,894

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$0	$0	$2,748,564
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Non-Cash Conversion of Note Receivable to Equity	$0	$0	$750,000
Non-Cash Issuance of Stock Options	$59	$549,276	$779,462
Non-Cash Dividend of Property	$0	$0	$129,822
Cash Paid for Interest	$46,350	$0	$46,350
Cash Paid for Income Taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 (Unaudited) and December 31, 2012 (Audited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

DynaResource, Inc. (The “Company”, “DynaResource”, or “DynaUSA”) was organized September 28, 1937, as a California corporation under the name of West Coast Mines, Inc.  In 1998, the Company re-domiciled to Delaware and changed its name to DynaResource, Inc.  The Company is in the business of acquiring, investing in, and developing precious metal properties, and the production of precious metals.

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

In January 2008, DynaMexico issued 15% of its outstanding common shares to Goldgroup Resources Inc., a subsidiary of Goldgroup Mining Inc., Vancouver, BC. (“Goldgroup”), in exchange for $3,000,000 USD cash contributed for exploration expenditures at the San Jose de Gracia property (“SJG”). In August 2008, DynaMexico issued an additional 10% of its outstanding common shares to Goldgroup in exchange for additional $3,000,000 USD cash for exploration expenditures, and in March 2011, DynaMexico issued an additional 25% of its outstanding common shares to Goldgroup in exchange for additional $12,000,000 USD cash for exploration expenditures (See Note 6 below).   At March 2011, Goldgroup had contributed $18,000,000 USD in aggregate to DynaMexico, and it owned 50% of the outstanding common shares of DynaMexico.

On June 21, 2013, DynaMexico issued 300 Series B Variable Capital Shares in exchange for the settlement of accounts payable to DynaResource in the amount of $2,392,802 USD ($31,090,710 Mexican Pesos). After the issuance and receipt of the 300 Series B Shares, DynaUSA holds 80% of the total outstanding Capital of DynaMexico.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2012 Form 10-K.

Emerging Growth Company Critical Accounting Policy Disclosure:

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended June 30, 2013 and December 31, 2012 (Mexican pesos per one U.S. dollar):

	June 30, 2013
Current exchange rate:	Pesos	12.93

Weighted average exchange rate for the period ended:	Pesos	12.55

	December 31, 2012
Current exchange rate:	Pesos	13.02

Weighted average exchange rate for the year ended:	Pesos	13.16

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.   At June 30, 2013, the Company had a balance of $1,068,947 that was in excess of the FDIC insurance limit of $250,000. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. No allowance has been established as all receivables were deemed to be fully collectable.

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of June 30, 2013 and December 31, 2012 are $93,318 and $40,022, respectively.

Inventory:

There is no inventory as of June 30, 2013 and December 31, 2012.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing, no events have occurred that would require write-down of any assets.  As of June 30, 2013, no indications of impairment existed.

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

As of June 30, 2013, no indications of impairment existed.

Advertising Costs:

The Company incurred no advertising costs for the six months ended June 30, 2013 and 2012.

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

Comprehensive Income:

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended June 30, 2013 and 2012, the Company’s components of comprehensive income were foreign currency translation adjustments and unrealized losses on securities held for sale.

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements".   Revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sale price is fixed or determinable and receipt of payment is probable.

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

There were no potentially dilutive common stock equivalents as of June 30, 2013, therefore basic earnings per share equals diluted earnings per share for the period ended June 30, 2013.  The Company had 1,151,800 options and warrants outstanding at June 30, 2013. As the Company incurred a net loss during the period ended June 30, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the three months ended June 30, 2012, the basic and diluted loss per common share is the same amount.   As of June 30, 2012, the Company had no stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 13 for a discussion of new accounting pronouncements.

Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at June 30, 2013 and December 31, 2012:

	2013	2012

Mining camp equipment and fixtures	$548,350	$547,818
Transportation equipment	268,253	268,253
Lab equipment	14,306	14,306
Machinery and equipment	43,187	43,187
Office furniture and fixtures	76,895	76,895
Office equipment	11,673	11,673
Computer equipment	36,105	36,105
Sub-total	998,769	998,237
Less: Accumulated depreciation	(832,435)	(790,318)
Total	$166,334	$207,919

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $35,339 and $38,328 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at June 30, 2013 and December 31, 2012:

	2013	2012
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(521,674)	(519,400)

Total Mining Properties	$4,181,693	$4,183,967

Amortization expense was $2,274 and $24,124 for the six months ended June 30, 2013 and 2012, respectively.

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

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management believes has no merit. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of June 30, 2013 and December 31, 2012 to be $70,000. Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

NOTE 5 – PROMISSORY NOTES

Notes Payable – Series I

At June 30, 2013, the Company was obligated to repay Promissory Notes in the amount of $1,545,000 (the “Notes”). The Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Notes (In Aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, and up to fifty thousand tons) processed through the existing, or improved mill facilities at San Jose de Gracia. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund. The Notes mature on December 31, 2015.

The Company has the right to prepay the Notes with a ten percent (10%) penalty. The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $5.00 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring on December 31, 2015.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of June 30, 2013 and December 31, 2012 are as follows:

Deferred Tax Asset Related to:

	2013	2012
Prior Year	$8,282,305	$7,008,203
Tax Benefit for Current Year	533,849	1,274,102
Total Deferred Tax Asset	8,816,154	8,282,305
Less: Valuation Allowance	(8,816,154)	(8,282,305)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $29,000,000 at June 30, 2013, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2013.

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

The Option Agreement provided for Goldgroup to contribute $18,000,000 on or before March 15, 2011 in exchange for fifty per cent (50%) of the total outstanding common shares of DynaMexico, the 100 % owner of the San Jose de Gracia Project in northern Sinaloa Mexico (“SJG”). The remaining balance of the $18,000,000 was contributed by Goldgroup to DynaMexico on March 14, 2011 and at March 31, 2011, Goldgroup owned 50% of the outstanding common shares of DynaMexico.

DynaMexico and MinerasDyna Amendment to Operating Agreement (“Exploitation Amendment”)

On May 15, 2013 MinerasDyna entered into an Exploitation Amendment Agreement (“EAA”) with DynaMexico. The EAA grants to MinerasDyna the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by MinerasDyna to DynaMexico; and, (B) After Item (A) above, the receipt by MinerasDyna of 75 % of gross receipts received by DynaMexico from the sale of all minerals produced from SJG, to the point that MinerasDyna has received 200 % of its advanced funds; and, (C) After Items (A) and (B) above; the receipt by MinerasDyna of 50% of all gross receipts received by DynaMexico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and, (D) In addition to Items (A), (B), and (C) above, MinerasDyna shall receive a 2.5 % NSR on all minerals sold from SJG over the term of the EAA.

The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by MinerasDyna with DynaMexico in April 2005, wherein MinerasDyna was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

DynaMexico Exchange of 300 Series B Variable Capital Shares for Settlement of Accounts Payable

On June 21, 2013, DynaMexico issued 300 Series B Variable Capital Shares in exchange for the settlement of accounts payable to DynaUSA in the amount of $2,392,802 USD ($31,090,710 Mexican Pesos). After the issuance and receipt of the 300 Series B Shares, DynaUSA holds 80% of the total outstanding Capital of DynaMexico.

NOTE 8 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $32,500 and $25,000 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in the six months ended June 30, 2013 and 2012, respectively.

In addition, the Company has issued its stock to the following directors and consultants for the periods ended June 30, 2013 and 2012, respectively:

12

	2013	2012

Directors	$0	$0

Consultants	$0	$0

Totals	$0	$0

DynaResource Nevada, Inc. (“DynaNevada”)

As discussed in Note 4, the Company has made an investment in DynaNevada, an entity having common management with the Company.

Mineras de DynaResource S.A. de C.V. (“MinerasDyna”)

As discussed in Note 7, DynaMexico and MinerasDyna entered into an Exploitation Amendment Agreement on May 15, 2013. DynaUSA owns 100% of MinerasDyna.

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

Series A Preferred Stock:

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share.  Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company.  In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At June 30, 2013 and December 31, 2012 there were 1,000 and 1,000 shares of Series A Preferred Stock outstanding, respectively.

Preferred Stock:

In addition to the 1,000 shares designated as Series A Preferred Stock, the Company is authorized to issue 20,000,000 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At June 30, 2013 and December 31, 2012, there were no shares of Preferred Stock outstanding.

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

Common Stock:

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At June 30, 2013 and December 31, 2012, there were 10,802,008 and 10,802,008 shares outstanding, respectively.  No dividends were paid in 2013 or 2012.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,000 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of June 30, 2013 and December 31, 2012, respectively.

Stock Issuances:

During the six months ended June 30, 2013, the Company issued no common shares.

During 2012, the Company issued 199,140 common shares for cash for $5.00 per share.

Treasury Stock:

During 2013, the Company repurchased 26,051 shares for $87,000.

During 2012, the Company repurchased 12,954 shares for $50,750.

Treasury stock is accounted for by the cost method.

Options and Warrants:

The Company had 1,151,800 options or warrants outstanding at June 30, 2013.

During the six months ended June 30, 2013, no options or warrants were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

NOTE 10 – EMPLOYEE BENEFIT PLANS

During the periods ended June 30, 2013 and December 31, 2012, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 11 – COMMITMENTS AND CONTINGENGIES

The Company’s 80% owned subsidiary DynaMexico is required to pay taxes in order to maintain the several mining concessions it owns.  Additionally, DynaMexico is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.   Based on Management’s business plans, the Company does not anticipate that DynaMexico will have any issues in meeting the minimum annual expenditures for the concessions, and DynaMexico retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2011 minimum, adjusted for annual inflation of 4%).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2011, 2012 and 2013, the Company entered into a one year extensions of the lease through August 31, 2013. The Company paid rent expense of $23,502 and $23,040 related to this lease for the six months ended June 30, 2013 and 2012.

The following is a schedule of minimum lease payments required under the existing lease as of June 30, 2013:

Year Ended December 31:	Amount
2013	$23,040
2014 and beyond	26,880
Total	$49,920

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 50% interest in DynaResource de México, S.A. de C.V. from January 1, 2012 to May 17, 2013 and a 20% interest from May 18, 2013 through June 30, 2013 (See Note 7). Changes in Non-controlling Interest for the six months ended June 30, 2013 and the year ended December 31, 2012 were as follows:

	Six Months Ended	Year Ended
	June 30, 2013	Dec 31, 2012
Beginning balance	$(5,122,891)	$(3,588,806)
Operating income (loss)	(388,559)	(1,525,745)
Other comprehensive income (loss)	(1,425)	(8,340)
Ending balance	$(5,512,875)	$(5,122,891)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of ASC 160 as of January 1, 2009.

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

As of June 30, 2013 and December 31, 2012, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. There were no financial liabilities as of June 30, 2013. A description of the valuation of the Level 3 inputs is discussed in Note 4.

	Fair Value Measurement at June 30, 2013 Using:
	June 30, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,488,894	$1,488,894	$—	$—
Investment in Affiliate	70,000	—	—	70,000
	$1,558,894	$1,488,894	$—	$70,000

	Fair Value Measurement at December 31, 2012 Using:
	December 31, 2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,522,652	$1,522,652	$—	$—
Investment in Affiliate	70,000	—	—	70,000
	$1,558,894	$1,488,894	$—	$70,000

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to June 30, 2013 through August 13, 2013 and noted the following reportable events:

At June 30, 2013, MinerasDyna had advanced the total amount of $505,000 USD to DynaMexico. Subsequent to June 30, 2013, MinerasDyna advanced additional amounts totaling $449,000 USD so that at August 14, 2013, MinerasDyna has advanced the total amount of $ 954,000 USD to DynaMexico.

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

Through its 80% owned Mexican subsidiary, DynaResource de México, S.A. de C.V. (“DynaMéxico”), the Company owns a portfolio of mining concessions that currently includes its interests in the San José de Gracia (SJG) Project in Sinaloa State, in northern Mexico. The SJG District covers 69,121 hectares (170,802 acres) on the west side of the Sierra Madre Mountains.

In May 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V., chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”), and acquired effective control of Mineras de DynaResource, S.A de C.V. (formerly Minera Finesterre S.A. De C.V., “MinerasDyna”). The Company owned 25% of MinerasDyna and acquired effective control of MinerasDyna by acquiring the option to purchase the remaining 75% of the Shares of MinerasDyna. The Company exercised the option and finalized the acquisition of MinerasDyna in January 2010, and now owns 100% of MinerasDyna.   The results of DynaMexico, DynaOperaciones and MinerasDyna are consolidated with those of the Company.

In April 2005, MinerasDyna entered into an operating agreement with DynaMéxico, and as a consequence of that agreement and subsequent amendments to that agreement, is the named exclusive operating entity for the SJG Project.

In May 2005, the Company formed another wholly owned subsidiary, DynaResource Operaciones, SA de C.V. (“DynaOperaciones”). DynaOperaciones entered into a personnel management agreement with MinerasDyna and, as a consequence of that agreement, is the exclusive management company of personnel and consultants for the SJG Project.

In January 2008, DynaMexico issued 15% of its outstanding common shares to Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc., Vancouver, BC. (“Goldgroup”), in exchange for $3,000,000 USD cash contributed for exploration expenditures at the San Jose de Gracia property (“SJG”). In August 2008, DynaMexico issued an additional 10% of its outstanding common shares to Goldgroup in exchange for additional $3,000,000 USD cash for exploration expenditures, and in March 2011, DynaMexico issued an additional 25% of its outstanding common shares to Goldgroup in exchange for additional $12,000,000 USD cash for exploration expenditures.  At March 31, 2011, Goldgroup had contributed $18,000,000 USD in aggregate to DynaMexico, and Goldgroup owned 50% of the outstanding common shares of DynaMexico.

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

On May 15, 2013 MinerasDyna entered into an Exploitation Amendment Agreement (“EAA”) with DynaMexico. The EAA grants to MinerasDyna the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by MinerasDyna to DynaMexico; and, (B) After Item (A) above, the receipt by MinerasDyna of 75 % of gross receipts received by DynaMexico from the sale of all minerals produced from SJG, to the point that MinerasDyna has received 200 % of its advanced funds; and, (C) After Items (A) and (B) above; the receipt by MinerasDyna of 50 % of all gross receipts received by DynaMexico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and, (D) In addition to Items (A), (B), and (C) above, MinerasDyna shall receive a 2.5 % NSR on all minerals sold from SJG over the term of the EAA.

The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by MinerasDyna with DynaMexico in April 2005, wherein MinerasDyna was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

On June 21, 2013, DynaResource received a Certificate for 300 Shares of Series B Variable Capital Shares of DynaResource de Mexico S.A. de C.V. ("DynaMexico"), in exchange for the settlement of accounts receivable from DynaMexico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares, DynaUSA holds 80% of the total outstanding Capital of DynaMexico. DynaMexico owns 100% of the San Jose de Gracia Project in northern Sinaloa, Mexico ("SJG", and the "SJG Property"). (See table representation of the outstanding Capital of DynaMexico below).

The exchange of shares by DynaMexico for amounts payable to DynaUSA was unanimously approved by attending shareholders at a meeting of the shareholders of DynaMexico, held on the second call for shareholder's meeting on May 17, 2013 in Mazatlan, Sinaloa, Mexico. Of the total amount of $31,090,170 Mexican Pesos exchanged for the 300 Shares, $150,000 Mexican Pesos was accounted for at the nominal value of $500 Mexican Pesos per share, and the remaining balance of $30,940,710 Mexican Pesos was accounted for as a premium for the subscription of the shares agreed to be paid by DynaUSA.

The date of issuance of the 300 Series B Share Certificate was June 21, 2013. As a result of the issuance and exchange by DynaMexico of the 300 Variable Capital shares for amounts owed to DynaUSA, the accounts payable amount owed by DynaMexico to DynaUSA has been retired in full. Mineras de DynaResource S.A. de C.V., the 100 % owned subsidiary of DynaUSA ("Mineras"), continues to carry an amount receivable from DynaMexico of $455,000 USD at June 21, 2013. Mineras continues to make cash advances to DynaMexico in order that DynaMexico pay for the maintenance and advance of the San Jose de Gracia Property, and on May 15, 2013 Mineras entered into an Exploitation Amendment Agreement ("EAA") with DynaMexico which EAA grants to Mineras the rights to finance, maintain, explore and exploit the SJG Property.

After the issuance of the 300 Series B Variable Capital shares of DynaMexico to DynaUSA as described above, the current outstanding Capital of DynaMexico is set forth below:

DynaMexico Shareholder	Fixed Capital Series "A" Shares	Variable Capital Series "B" Shares	Total Capital Shares (Series A and B)
DynaResource, Inc.	099	300	399
Koy W. Diepholz	001		001
Goldgroup Resources Inc.		100	100
Total Capital Issued	100	400	500

DynaResource currently owns 80% of the outstanding common shares of DynaMéxico,

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

Under amendments to the Mining Act of Mexico that came into effect on December 2006, the classifications of Mining Exploration Concessions and Mining Exploitation Concessions were replaced by a single classification of Mining Concessions valid for a renewable term of 50 years, commencing from the initial issuance date. To be converted into Mining Concessions at the time these amendments came into force, former exploration and exploitation concessions had to be in good standing at the time of conversion. All of the SJG concessions were converted to 50-year Mining Concessions at the time the amendments to the Mining Act came into effect. To renew the 50-year term, Mining Concessions must be in good standing at the time application is filed an application for renewal must be filed within 5 years prior to expiration of the term.

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

Current Mining Concessions - San José de Gracia

Claim Name	Claim Number	Title Issuance Date	Expiry Date	Area In Hectares
AMPL. SAN NICOLAS	183815	22/11/1988	21/11/2038	17.4234
AMPL. SANTA ROSA	163592	30/10/1978	29/10/2028	25.0000
BUENA VISTA	211087	31/03/2000	30/03/2050	17.9829
EL CASTILLO	214519	02/10/2001	01/10/2051	100.0000
EL REAL	212571	07/11/2000	06/11/2050	2037.9479
EL REAL 2	216301	30/04/2002	29/04/2052	280.1555
FINISTERRE FRACC. A	219001	28/01/2003	27/01/2053	18.7856

Claim Name	Claim Number	Title Issuance Date	Expiry Date	Area In Hectares
FINISTERRE FRACC. B	219002	28/01/2003	27/01/2053	174.2004
GUADALUPE	189470	05/12/1990	04/12/2040	7.0000
LA GRACIA I	215958	02/04/2002	01/04/2052	300.0000
LA GRACIA II	215959	02/04/2002	01/04/2052	230.0000
LA LIBERTAD	172433	15/12/1983	14/12/2033	97.0000
LA NUEVA AURORA	215119	08/02/2002	07/02/2052	89.3021
LA NUEVA ESPERANZA	226289	06/12/2005	05/12/2055	40.0000
LA UNION	176214	26/08/1985	25/08/2035	4.1098
LOS TRES AMIGOS	172216	27/10/1983	26/10/2033	23.0000
MINA GRANDE	163578	10/10/1978	09/10/2028	6.6588
NUEVO ROSARIO	184999	13/12/1989	12/12/2039	32.8781
PIEDRAS DE LUMBRE 2	215556	05/03/2002	04/03/2052	34.8493
PIEDRAS DE LUMBRE 3	218992	28/01/2003	27/01/2053	4.3098
PIEDRAS DE LUMBRE No.4	212349	29/09/2000	28/09/2050	0.2034
PIEDRAS DE LUMBRE UNO	215555	05/03/2002	04/03/2052	40.2754
SAN ANDRES	212143	31/08/2000	30/08/2050	385.0990
SAN JOSÉ	208537	24/11/1998	23/11/2048	27.0000
SAN MIGUEL (1)	183504	26/10/1988	25/10/2038	7.0000
SAN NICOLAS	163913	14/12/1978	13/12/2028	55.5490
SAN SEBASTIAN	184473	08/11/1989	07/11/2039	40.0000
SANTA MARIA	218769	17/01/2003	16/01/2053	4.2030
SANTA ROSA	170557	13/05/1982	12/05/2032	31.4887
SANTO TOMAS	187348	13/08/1986	12/08/2036	312.0000
TRES AMIGOS 2	212142	31/08/2000	30/08/2050	54.4672
FINISTERRE 4	231166	18/01/2008	17/01/2058	2142.1302
FRANCISCO ARTURO	230494	06/09/2007	27/03/2057	62481.3815
TOTAL				69,121.4010

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

2003-2006 Pilot Production Activities

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

Commissioning of an Updated Mineral Resource Estimate

During the fourth quarter 2012, DynaMexico, through MinerasDyna, commissioned Chlumsky, Armbrust & Meyer LLC, Lakewood, CO. (“CAM”), Mr. Robert Sandefur, BS, MSc, P.E., senior reserve analysis and a Qualified Person as defined under NI 43-101, for the purpose of updating the Mineral Resource Estimate at San Jose de Gracia and to include lower grade mineralized areas of San Jose de Gracia using a .3 g/t Au cut off grade. This work is pending.

Commissioning of Metallurgical Testing

During the fourth quarter 2012, DynaMexico, through MinerasDyna, engaged Kappes, Cassiday & Associates, Reno, NV. (“KCA”), for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia. This work is pending.

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

SEMARNAT Permission for Operating Mill Facility at San Jose de Gracia

On June 17, 2013, DynaMexico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in Mexico ("SEMARNAT"), the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at SJG ("the Semarnat-SJG Mill Permit," and, the "Semarnat Permit"). Under the terms of the Semarnat-SJG Mill Permit, DynaMexico will be responsible to maintain the SJG pilot mill facility, and including the adjacent tailings pond area, in compliance with the regulations described in la Norma Oficial Mexicana ("NOM-141-SEMARNAT-2003).

Rehabilitation of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, MinerasDyna is planning the rehabilitation and subsequent operation of the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is projected to process bulk samples to be mined from selected target areas of SJG. Operations at SJG will be managed by Mineras, and are projected to be similar to those conducted by DynaMexico during the 2003-2006 Period.

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

Lab

A field laboratory is maintained within the camp facility. DynaMexico utilized the lab for internal assaying services during its production activities of 2003-2006. Assays were performed by DynaMexico personnel for mined mineralization, feed mineralization, gravity and flotation concentrates, and tailings. The current status of the lab and equipment is care and maintenance. The Company anticipates that MinerasDyna will utilize the lab facility in the future for providing check assays to support ongoing exploration and bulk sampling works.

Mineral Resource Estimate - Construction of Wireframes

Mineral Resources were estimated by Mr. Sandefur within wireframes constructed by technical personnel of Minop SA de CV (“Minop”), a subsidiary of Goldgroup Mining Inc. (“Goldgroup”). Minop was contracted by Mineras de DynaResource SA de CV. (“MinerasDyna”).

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

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012. And, on December 31, 2012, the Company filed an updated Technical Report on SEDAR.

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

Updated Mineral Resource Estimate

During the third quarter, Mineras commissioned Chlumsky, Armbrust & Meyer LLC, Lakewood, CO. (“CAM”), Mr. Robert Sandefur, BS, MSc, P.E., senior reserve analysis and a Qualified Person as defined under NI 43-101, for the purpose of updating the Mineral Resource Estimate at San Jose de Gracia and to include lower grade mineralized areas of San Jose de Gracia using a .3 g/t Au cut off grade. This work is pending.

Metallurgical Testing

During the third quarter, Mineras engaged Kappes, Cassiday & Associates, Reno, NV. (“KCA”), for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia. This work is pending.

Preliminary Economic Assessment Report

The Company anticipates that DynaMexico will commission at least one Preliminary Economic Assessment Report for the SJG Project in the fourth quarter of 2013.

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

SEMARNAT Permission for Mill Facility at San Jose de Gracia

On June 17, 2013, DynaMexico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in Mexico ("SEMARNAT"), the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at SJG ("the Semarnat-SJG Mill Permit," and, the "Semarnat Permit"). Under the terms of the Semarnat-SJG Mill Permit, DynaMexico will be responsible to maintain the SJG pilot mill facility, and including the adjacent tailings pond area, in compliance with the regulations described in la Norma Oficial Mexicana ("NOM-141-SEMARNAT-2003).

Rehabilitation of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, MinerasDyna is planning the rehabilitation and subsequent operation of the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is projected to process bulk samples to be mined from selected target areas of SJG. Operations at SJG will be managed by Mineras, and are projected to be similar to those conducted by DynaMexico during the 2003-2006 Period.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013 (through August 13, 2013)	$1,680	$1,192	$1,1476

Source: Kitco, Reuters and the London Bullion Market Association

On August 13, 2013, the afternoon fixing gold price on the London Bullion Market was $1,329 per ounce and the spot market gold price on the New York Commodity Exchange was $1,321 per ounce.

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

DynaMexico Permit Filings / Permits

•	On February 10, 2003, SEDENA granted DynaMexico an Explosives Permit for the use and storage of explosives materials in SJG.
•	In June 2006, DynaMexico ceased use of explosives materials in its mining activities at SJG, and requested suspension of the Explosives Permit. The Explosives Permit has been temporarily suspended by SEDENA and DynaMexico will be required to file a re-activation application to re-activate the Explosives Permit.
•	On June 28, 2010, DynaMexico filed a Preventive Exploration Notice at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.
•	On July 21, 2010, SEMARNAT authorized DynaMexico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of 36 months, as SEMARNAT determined that such activities fall within the framework of Norm 120. SEMARNAT’s approval was subject to the following conditions: (a) DynaMexico’s filing of a CSUP Application (referenced below) and approval thereof by SEMARNAT, and (b) posting of a bond in the amount of $134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMexico.
31

•	On August 9, 2010, DynaMexico filed at the offices of SEMARNAT a CSUP Application and a Technical Justification Study to carry out certain mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.

•	On December 20, 2010, SEMARNAT approved the CSUP Application filed by DynaMexico with respect to the San José de Gracia Project and authorized DynaMexico to conduct mineral exploration activities on 5.463 hectares of the San José de Gracia Project for a term of 36 months.
•	On March 8, 2012 the Director of Water Administration of CONAGUA certified in writing the rights of DynaMexico to use exploit and extract 1,000,000 cubic meters of water per year from the extraction infrastructure located in San José de Gracia. CONAGUA determined that DynaMexico’s water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMexico will be subject to applicable levies imposed by the Mexican tax authorities under applicable tax laws.

•	On June 17, 2013, DynaMexico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in Mexico ("SEMARNAT"), the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at SJG ("the Semarnat-SJG Mill Permit," and, the "Semarnat Permit"). Under the terms of the Semarnat-SJG Mill Permit, DynaMexico will be responsible to maintain the SJG pilot mill facility, and including the adjacent tailings pond area, in compliance with the regulations described in la Norma Oficial Mexicana ("NOM-141-SEMARNAT-2003).
•	On July 31, 2013, SEMARNAT authorized DynaMexico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of an additional 18 months, extending the initial term of 36 months as SEMARNAT had determined on July 10, 2010. Semarnat determined that such activities fall within the framework of Norm 120.

DynaMexico Bonding Requirements

•	Under the Exploration Permit issued to DynaMexico on July 21, 2010, SEMARNAT imposed upon DynaMexico a bonding obligation in the amount of $ 134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMexico.
•	Under the CSUP issued to DynaMexico on December 20, 2010, SEMARNAT imposed upon DynaMexico a bonding obligation of $116,911 Mexican Pesos for reforestation and remediation measures with respect to the San José de Gracia Project. The bond was timely posted by DynaMexico.

Permit Processing Times (In General)

•	Processing time for review and approval of a CSUP Application and Technical Justification Study varies depending on the workload of the SEMARNAT regional office where an application is filed, but a processing time of four months is typical.
•	Processing time for review and approval of an Environmental Impact Study varies depending on the workload of the SEMARNAT regional office where an application is filed, but a processing time of six months is typical.
•	Processing time for issuance of an Explosives Permit by SEDENA is approximately six months.
•	Processing time for issuance of a water rights concession by CONAGUA is approximately six months.

***

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

REVENUE. Revenue for the three and six months ended June 30, 2013 and 2012 was $0 and $0. DynaMexico ceased its production activities in 2006 in order to focus efforts on exploration and drilling activity, for the purpose of defining resources.

COST OF EXPLORATION. Exploration and development costs were $226,001 and $338,098 for the three months ended June 30, 2013 and 2012 respectively. The decrease in costs was due to the decrease in exploration and drilling activity from one year to the next. Exploration and development costs were $226,001 and $572,969 for the six months ended June 30, 2013 and 2012 respectively. The decrease in costs was due to the decrease in exploration and drilling activity from one year to the next.

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2013 and 2012 were $257,144 and $662,096 respectively. The above expenses include depreciation and amortization amounts of $22,330 and $37,061 for the three months ended June 30, 2013 and 2012, respectively. The greatest category resulting in decreased expenses was the non-cash expense in 2012 of $549,276 for Stock Option Expense compared to $59 in the 2013 period.

Operating expenses for the six months ended June 30, 2013 and 2012 were $977,154 and $1,443,848 respectively. The above expenses include depreciation and amortization amounts of $44,391 and $72,298 for the three months ended June 30, 2013 and 2012, respectively. The large decrease relates to the same Stock Option Expense.

OTHER INCOME (EXPENSE). Other income, exclusive of currency translation gain or (loss) was $121 and $3,963 for the three months ended June 30, 2013 and 2012, respectively. Currency translation gain or (loss) was ($401,542) and ($299,499) for the six months ended June 30, 2013 and 2012, respectively. Other expense included $46,350 of Interest expense on Notes Payable in the three months ended June 30, 2013 compared to $0 in the three months ended June 30, 2012.

Other income, exclusive of currency translation gain or (loss) was $255 and $4,213 for the six months ended June 30, 2013 and 2012, respectively. Currency translation gain or (loss) was ($52,908) and $81,992 for the six months ended June 30, 2013 and 2012, respectively. Other expense included $46,350 of Interest expense on Notes Payable in the six months ended June 30, 2013 compared to $0 in the six months ended June 30, 2012.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended June 30, 2013 and 2012 was $190,139 and $158,851, respectively. The non-controlling interest portion of our net loss for the six months ended June 30, 2013 and 2012 was $388,559 and $380,665, respectively.

COMPREHENSIVE (LOSS). Comprehensive loss includes the Company’s net loss plus the unrealized currency translation gain (loss) of $1,113 and $12,251 for the three months ended June 30, 2013 and 2012, $1,425 and a gain of ($20,302) for the six months ended June 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES. The Company has sufficient capital on hand to fund overhead operations through 2013.

PLAN OF OPERATION

Preliminary Economic Assessment Report

DynaMexico approved and released the National Instrument 43-101 (“NI 43-101”) Technical Report for SJG on March 28, 2012, and the Company now expects DynaMexico to commission a Preliminary Economic Assessment Report (“PEA”) in 2013. The Company expects the PEA to be commissioned to and compiled by a reputable firm and pursuant to National Instrument 43-101.

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

Liquidity and Capital Resources

As of June 30, 2013, the Company maintained working capital of $1,410,420, comprised of current assets of $1,786,234 and current liabilities of $375,813. This represents an increase of $111,079 from the working capital maintained by the Company of $1,299,341 at December 31, 2012.

Net cash used in operations for the six months ended June 30, 2013 was $1,578,414 compared to $1,531,029 for the six months ended June 30, 2012. The amounts were substantially the same since the activities on the property were substantially the same in the first six months of 2013 and 2012.

Cash used for purchase of fixed assets was $532 in the six months ended June 30, 2013 and $2,129 for the same period in 2012.

Cash provided by financing activities for the three months ended June 30, 2013 was $1,545,188 compared to $940,395 for the same period in 2012.

Company Advances to DynaResource de Mexico (“DynaMexico”)

As of March 31, 2013, Company reported an $806,935 USD account receivable from DynaMexico for expenditures incurred in the normal course of business since June 2000.

As of December 31, 2012, the Company entered into an agreement with DynaMexico in which DynaMexico agreed to a fee of $541,915 USD in order to continue to carry the amount of $806,935 as a receivable. The fee was calculated as if interest had been charged at 4% interest compounded monthly over the period in which the amounts accrued.

During the year ended December 31, 2012, the Company incurred additional expenditures of $1,044,952 USD on behalf of DynaMexico, the total amount of which was billed to DynaMexico in December 2012.

As of March 31, 2013 and December 31, 2012, the Company reported a total amount of $2,393,803 USD due from DynaMexico. As described more fully earlier in this report in the quarter ended June 30, 2013, DynaMexico exchanged 300 Series B Variable Capital Shares for the cancellation of the amounts payable to DynaUSA in the total amount of $2,393,803. As a result of the exchange, DynaUSA owns 80% of the outstanding shares of DynaMexico.

Company Advances to Mineras de DynaResource (“MinerasDyna”); And, MinerasDyna Advances to DynaMexico

During 2012 and 2013, the Company advanced funds to MinerasDyna. MinerasDyna subsequently advanced funds to DynaMexico. At June 30, 2013, the total amount of $505,000 is recorded as a receivable by DynaMexico owed to MinerasDyna. Subsequent to June 30, 2013, MinerasDyna advanced additional amounts totaling $449,000. At August 14, 2013, a total of $954,000 USD is recorded as receivable by MinerasDyna from DynaMexico.

The receivables from MinerasDyna and DynaMexico have been eliminated upon consolidation.

Advances from Goldgroup Mining Inc. (“Goldgroup”)

In January 2013, Goldgroup advanced $120,000 USD to DynaMexico to pay 50 % of the taxes due on mining concessions owned by DynaMexico for the first semester 2013. This $ 120,000 USD contribution from Goldgroup was the first contribution from Goldgroup to DynaMexico since March 2011. This amount shows as an account payable by DynaMexico. At August 14, 2013, no further amounts have been received from Goldgroup.

Since the completion of the Earn In Agreement in March 2011, Goldgroup has repeatedly refused requests and ignored demands from DynaMexico to make cash contributions for necessary expenditures of DynaMexico including: taxes on mining concessions for first and second semester 2012 and second semester 2013, maintaining the DynaMexico company in good standing, maintaining critical and necessary personnel, maintenance of the San Jose de Gracia Property and permits, compiling and completing a thorough and accurate 43-101 Technical Report, maintaining books, records, accounting reports and tax filings, for contributing to advances of the San Jose de Gracia Project, among other expenditures.

Future Advances to MinerasDyna and DynaMexico from the Company

The Company expects to make additional advances to MinerasDyna and DynaMexico. Current and future advances made by MinerasDyna are to be made in accordance with the Exploitation Amendment Agreement described above (See “DynaMexico and MinerasDyna Amendment to Operating Agreement”).

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2013, our Chief Executive Officer and Chief Financial Officer as of June 30, 2013, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2013. Based on its evaluation, our management concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: August 14, 2013

