Form 10-Q
period 2013-09-30
DYNARESOURCE INC
filed 2013-11-13
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [ ] No [X].

As of November 8, 2013 there were 11,052,008 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3 – 6
	Notes to Financial Statements	7–17

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	18–35
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	36
ITEM 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	37

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	37

ITEM 3.	Default Upon Senior Securities	38

ITEM 4.	Mine Safety Disclosures	38

ITEM 5.	Other Information	38

ITEM 6.	Exhibits and Reports on Form 8-K	38

SIGNATURES		39
CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,296,752	$1,522,652
Accounts Receivable – Related Party	0	48,000
Foreign Tax Receivable	156,177	40,022
Other Current Assets	64,257	45,129
Total Current Assets	1,517,186	1,655,803

Fixed Assets:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $853,000 and $790,318)	210,275	207,919
Mining Properties (Net of Accumulated Amortization of $522,779 and $519,400)	4,180,588	4,183,967
Total Fixed Assets	4,390,863	4,391,886
Other Assets:
Investment in Affiliate	70,000	70,000
Notes Receivable – Related Party	186,260	0
Other Assets	209,786	197,283
Total Other Assets	466,046	267,283
TOTAL ASSETS	$6,374,095	$6,314,972

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$64,171	$196,252
Accrued Expenses	224,174	160,210
Due to Non-Controlling Interest	120,000	0
	408,345	356,462
Long-Term Liabilities:
Notes Payable to Shareholders	1,325,000	0

TOTAL LIABILITIES	$1,733,345	$356,462
Equity: Preferred Stock, $.0001 par value, 20,001,000 shares authorized
Series A - 1,000 and 1,000 shares issued and outstanding	$1	$1
Series B – 217,351 and 0 shares issued and outstanding	22	0
Common Stock, $0.01 par value, 25,000,000 shares authorized
11,052,008 and 10,802,008 shares issued and outstanding	110,520	108,020
Preferred Rights	40,000	40,000
Additional Paid In Capital	42,077,293	40,430,499
Treasury Stock	(707,750)	(50,750)
Other Comprehensive Income	285,843	270,794
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(25,581,625)	(23,714,647)
Total DynaResource, Inc. Stockholders’ Equity	10,221,788	11,081,401
Noncontrolling Interest	(5,581,038)	(5,122,891)
TOTAL EQUITY	4,640,750	5,958,510
TOTAL LIABILITIES AND EQUITY	$6,374,095	$6,314,972

The accompanying notes are an integral part of these financial statements

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through September 30, 2013

	Three Months Sept 30, 2013	Three Months Sept 30, 2012	Nine Months Sept 30, 2013	Nine Months Sept 30, 2012	Cumulative Since Re-entering the Development Stage, January 1, 2007

REVENUES	$0	$0	$0	$0	$346,726
COST OF SALES
Production Costs	26,501	0	26,501	0	26,501
Exploration Costs	133,754	346,042	359,755	919,011	15,696,584
GROSS PROFIT (DEFICIT)	(160,255)	(346,042)	(386,256)	(919,011)	(15,376,359)

OPERATING EXPENSES:
Depreciation and Amortization	21,671	39,009	66,062	111,309	983,770
General and Administrative	678,771	136,522	1,655,925	1,580,368	13,639,627
TOTAL OPERATING EXPENSES	700,442	175,531	1,721,987	1,691,677	14,623,397

NET OPERATING INCOME (LOSS)	(860,697)	(521,573)	(2,108,243)	(2,610,688)	(29,999,756)

OTHER INCOME (EXPENSE)
Portfolio Income	114	0	369	463	22,567
Other Income (Expense)	0	0	0	3,750	(59,872)
Interest Expense	(45,236)	0	(91,586)	0	(91,586)
Currency Translation Gain (Loss)	(68,038)	317,133	(120,946)	399,125	(1,248,705)
TOTAL OTHER INCOME (EXPENSE)	(113,160)	317,133	(212,163)	403,338	(1,377,596)

NET INCOME (LOSS) BEFORE INCOME TAXES	(973,857)	(204,440)	(2,320,406)	(2,207,350)	(31,337352)

Provision for Income Taxes (Expense) Benefit	0	0	0	0	38,259
NET LOSS	(973,857)	(204,440)	(2,320,406)	(2,207,350)	(31,339,093)
Net Loss Attributable to Non-Controlling Interest	64,869	168,813	453,428	549,478	5,527,256
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(908,988)	(35,627)	(1,866,978)	(1,657,872)	(25,811,837)

COMPREHENSIVE INCOME (LOSS):
Unrealized loss on securities	0	0	0	0	(735,760)
Unrealized Currency Translation Gain (Loss)	11,511	23,831	(20,107)	75,933	920,783
COMPREHENISVE LOSS BEFORE NON-CONTROLLING INTEREST	(897,477)	(11,796)	(1,887,085)	(1,581,939)	(25,626,814)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	3,294	(4,832)	4,719	(25,134)	85,007
COMPREHENSIVE LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(894,183)	$(16,628)	$(1,882,366)	$(1,607,073)	$(25,541,807)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average Shares Outstanding	10,832,564	10,764,935	10,802,008	10,703,396
(Loss) per Common Share	$(0.0825)	$(0.0033)	$(0.1743)	$(0.1549)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2013 (Unaudited)

and the Year Ended December 31, 2012 (Audited)

												Deficit
												Since
												Reentering
	Preferred-Series A		Preferred-Series B		Common		Preferred	Additional Paid In	Treasury	Other Comprehensive	Accumulated	the Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals

Balance, January 1, 2012	1,000	1,000	—	—	10,602,868	106,029	40,000	38,421,114	—	575,600	(6,002,516)	(21,493,034)	11,648,193

Sale of Common Shares					199,140	1,991		1,260,459					1,262,450
Common Stock Options Issued								747,927					747,927
Other Comprehensive Income										(304,806)			(304,806)
Treasury Shares Purchased									(50,750)				(50,750)
Net Income (Loss)												(2,221,613)	(2,221,613)

Balance, December 31, 2012	1,000	1,000	—	—	10,802,008	108,020	40,000	40,429,500	(50,750)	270,794	(6,002,516)	(23,714,647)	11,081,401

Change in Par Value		(999)						999					0
Sale of Series B Preferred Shares			166,400	17				831,983					832,000
Notes Payable Converted to Series B Preferred Shares			48,000	5				239,995					240,000
Notes Payable Converted to Series B Preferred Shares			2,951	0				14,757					14,757
Common Stock Issued for Services					250,000	2,500		560,000	(562,500)				0
Common Stock Options Issued								59					59
Other Comprehensive Income										15,049			15,049
Treasury Shares Purchased									(94,500)				(94,500)
Net Income (Loss)												(1,866,978)	(1,866,978)

Balance, September 30, 2013	1,000	1	217,351	22	11,052,008	110,520	40,000	42,077,293	(707,750)	285,843	(6,002,516)	(25,581,625)	10,221,788

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through September 30, 2013

(Unaudited)

	2013	2012	Cumulative Since Reentering the Development Stage (January 1, 2007) through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,320,406)	$(2,207,350)	$(31,339,093)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	0	0	2,748,564
Issuance of Common Stock Options	59	282,034	779,462
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	66,061	111,309	983,769
Loss on Disposition of Assets	0	0	28,006
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) Decrease in Foreign Tax Receivable	(116,155)	5,764	(106,972)
(Increase) in Receivable – Related Party	48,000	(48,589)	0
(Increase) Decrease in Other Current Assets	(19,128)	(10,503)	101,936
(Increase) in Other Assets	(198,763)	(21,545)	(396,046)
Increase (Decrease) in Accounts Payable	(132,081)	(46,743)	22,767
Increase (Decrease) in Accrued Expenses	78,721	(2,447)	134,795
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(2,593,692)	(1,938,070)	(26,880,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(65,038)	(3,312)	(1,157,447)
Retirement of Fixed Assets	0	0	623,652
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	0	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(65,038)	(3,312)	(603,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	0	0	17,674,712
Proceeds from Sale of Common Stock	0	1,212,500	7,585,401
Proceeds from Sale of Series B Preferred Stock	832,000	0	832,000
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	10,330	(306,178)	238,876
Notes Payable Additions	1,565,000	0	1,565,000
Loan from Non-Controlling Interest	120,000	0	120,000
Purchase of Treasury Stock	(94,500)	(25,500)	(517,729)
Sale of Treasury Stock	0	0	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,432,830	880,822	27,960,635

NET INCREASE (DECREASE) IN CASH	(225,900)	(1,060,560)	475,912

CASH AT BEGINNING OF PERIOD	1,522,652	2,670,933	820,840
CASH AT END OF PERIOD	$1,296,752	$1,610,373	$1,296,752

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$0	$0	$2,748,564
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Non-Cash Conversion of Note Payable to Equity	$240,000	$0	$240,000
Non-Cash Conversion of Accrued Expenses to Equity	$14,757	$0	$14,757
Non-Cash Conversion of Note Receivable to Equity	$0	$0	$750,000
Non-Cash Issuance of Stock Options	$59	$282,034	$779,462
Non-Cash Dividend of Property	$0	$0	$129,822
Cash Paid for Interest	$0	$0	$0
Cash Paid for Income Taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013 (Unaudited) and December 31, 2012 (Audited)

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

In January 2008, DynaMexico issued 15% of its outstanding common shares to Goldgroup Resources Inc., a subsidiary of Goldgroup Mining Inc., Vancouver, BC. (“Goldgroup”), in exchange for $3,000,000 USD cash contributed for exploration expenditures at the San Jose de Gracia property (“SJG”). In August 2008, DynaMexico issued an additional 10% of its outstanding common shares to Goldgroup in exchange for additional $3,000,000 USD cash for exploration expenditures, and in March 2011, DynaMexico issued an additional 25% of its outstanding common shares to Goldgroup in exchange for additional $12,000,000 USD cash for exploration expenditures (See Note 7 below).   At March 2011, Goldgroup had contributed $18,000,000 USD in aggregate to DynaMexico, and it owned 50% of the outstanding common shares of DynaMexico.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2012 Form 10-K.

Emerging Growth Company Critical Accounting Policy Disclosure:

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  The Company may elect to take advantage of the benefits of this extended transition period in the future.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended September 30, 2013 and December 31, 2012 (Mexican pesos per one U.S. dollar):

	September 30, 2013
Current exchange rate:	Pesos	13.13

Weighted average exchange rate for the period ended:	Pesos	12.67

	September 30, 2013
Current exchange rate:	Pesos	13.02

Weighted average exchange rate for the year ended:	Pesos	13.16

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.   At September 30, 2013, the Company had a balance of $929,294 that was in excess of the FDIC insurance limit of $250,000. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. No allowance has been established as all receivables were deemed to be fully collectable.

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of September 30, 2013 and December 31, 2012 are $156,177 and $40,022, respectively.

Inventory:

There is no inventory as of September 30, 2013 and December 31, 2012.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing, no events have occurred that would require write-down of any assets.  As of September 30, 2013, no indications of impairment existed.

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

As of September 30, 2013, no indications of impairment existed.

Advertising Costs:

The Company incurred no advertising costs for the nine months ended September 30, 2013 and 2012.

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

Comprehensive Income:

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended September 30, 2013 and 2012, the Company’s components of comprehensive income were foreign currency translation adjustments and unrealized losses on securities held for sale.

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

There were no potentially dilutive common stock equivalents as of September 30, 2013, therefore basic earnings per share equals diluted earnings per share for the period ended September 30, 2013.  The Company had 1,151,800 options and warrants outstanding at September 30, 2013. As the Company incurred a net loss during the period ended September 30, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the period ended September 30, 2013, the basic and diluted loss per common share is the same amount.  As of September 30, 2013, the Company had no stock options outstanding that could potentially have a dilutive effect on basic earnings per share in the future.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 13 for a discussion of new accounting pronouncements.

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following at September 30, 2013 and December 31, 2012:

	2013	2012

Mining camp equipment and fixtures	$612,856	$547,818
Transportation equipment	268,253	268,253
Lab equipment	14,306	14,306
Machinery and equipment	43,187	43,187
Office furniture and fixtures	76,895	76,895
Office equipment	11,673	11,673
Computer equipment	36,105	36,105
Sub-total	1,063,275	998,237
Less: Accumulated depreciation	(853,000)	(790,318)
Total	$210,275	$207,919

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $62,683 and $66,575 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at September 30, 2013 and December 31, 2012:

	2013	2012
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(522,779)	(519,400)

Total Mining Properties	$4,180,588	$4,183,967

Amortization expense was $3,379 and $37,602 for the nine months ended September 30, 2013 and 2012, respectively.

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

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management believes has no merit. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of September 30, 2013 and December 31, 2012 to be $70,000. Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

NOTE 5 – PROMISSORY NOTES

Notes Payable – Series I

At September 30, 2013, the Company was obligated to repay Promissory Notes in the amount of $1,325,000 (the “Notes”). The Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Notes (In Aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, and up to fifty thousand tons) processed through the existing, or improved mill facilities at San Jose de Gracia. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund. The Notes mature on December 31, 2015.

The Company has the right to prepay the Notes with a ten percent (10%) penalty. The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into Series B Preferred Stock of the Company at $5.00 per share, or into Common Stock at $5.00 per share. If the Note is converted into Common Stock, at the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring on December 31, 2015.

Notes Payable – Series II

At September 30, 2013, the Company was obligated to repay Promissory Notes in the amount of $20,000 (the “Notes”). The Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Notes (In Aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, on the second fifty thousand tons) processed through the existing, or improved mill facilities at San Jose de Gracia. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund. The Notes mature on December 31, 2015.

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

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of September 30, 2013 and December 31, 2012 are as follows:

Deferred Tax Asset Related to:

	2013	2012
Prior Year	$8,282,305	$7,008,203
Tax Benefit for Current Year	634,773	1,274,102
Total Deferred Tax Asset	8,917,078	8,282,305
Less: Valuation Allowance	(8,917,078)	(8,282,305)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $15,000,000 at September 30, 2013, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2013.

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

The Option Agreement provided for Goldgroup to contribute $18,000,000 on or before March 15, 2011 in exchange for fifty per cent (50%) of the total outstanding common shares of DynaMexico, the 100 % owner of the San Jose de Gracia Project in northern Sinaloa Mexico (“SJG”). The remaining balance of the $18,000,000 was contributed by Goldgroup to DynaMexico on March 14, 2011 and at March 31, 2011 Goldgroup owned 50% of the outstanding common shares of DynaMexico.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $32,500 and $25,000 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees in the nine months ended September 30, 2013 and 2012, respectively.

In addition, the Company has issued its stock to the following directors and consultants for the periods ended September 30, 2013 and 2012, respectively:

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

On August 20, 2013, the Company issued 250,000 common shares to MinerasDyna at fair value.

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

Series B Preferred Stock:

The Company has designated Series B Preferred Shares having a par value of $0.0001 per share and it has authorized 1,000,000 Series B Preferred Shares.  Holders of the Series B Preferred Shares have the right to convert into Common Stock of the Company on the following schedule:

Date of Conversion	# of Common Shares Received on Conversion For Each Preferred Share	# of Common Stock Warrants Received On Conversion for Each Preferred Share	Company can force the Option?
April 1 to June 30, 2014	2	0	N
July 1 to Dec 31, 2014	1.5	.75	N
January 1 to June 30, 2015	1	1	N
July 1 to December 31, 2015	1	0	Y

The holders of Series B Preferred Shares do not have voting rights and are not entitled to receive a dividend. At September 30, 2013 and December 31, 2012 there were 217,351 and 0 shares of Series B Preferred Stock outstanding, respectively.

Preferred Stock:

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,000,000 shares designated as Series B Preferred Stock, the Company is authorized to issue 19,000,000 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At September 30, 2013 and December 31, 2012, there were no shares of Preferred Stock outstanding.

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

Common Stock:

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share.  These shares have full voting rights.  At September 30, 2013 and December 31, 2012, there were 11,052,008 and 10,802,008 shares outstanding, respectively.  No dividends were paid in 2013 or 2012.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,000 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant.  This has been reflected as “Preferred Rights” in stockholders’ equity.  As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 has been repaid, leaving a current balance of $40,000 and $40,000 as of September 30, 2013 and December 31, 2012, respectively.

Stock Issuances:

During the nine months ended September 30, 2013, the Company issued 250,000 common shares for services.

During 2012, the Company issued 199,140 common shares for cash for $5.00 per share.

Treasury Stock:

During 2013, the Company repurchased 28,551 shares for $94,500.

During 2012, the Company repurchased 12,954 shares for $50,750.

Treasury stock is accounted for by the cost method.

Options and Warrants:

The Company had 1,151,800 options outstanding at September 30, 2013.

During the nine months ended September 30, 2013, no options or warrants were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

NOTE 10 – EMPLOYEE BENEFIT PLANS

During the periods ended September 30, 2013 and December 31, 2012, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

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

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2011, 2012 and 2013, the Company entered into a one year extensions of the lease through August 31, 2014. The Company paid rent expense of $35,280 and $34,560 related to this lease for the nine months ended September 30, 2013 and 2012.

The following is a schedule of minimum lease payments required under the existing lease as of September 30, 2013:

Year Ended December 31:	Amount
2013	$11,760
2014 and beyond	31,360
Total	$43,120

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 50% interest in DynaResource de México, S.A. de C.V. from January 1, 2012 to May 17, 2013 and a 20% interest from May 18, 2013 through September 30, 2013 (See Note 7). Changes in Non-controlling Interest for the nine months ended September 30, 2013 and the year ended December 31, 2012 were as follows:

	Nine Months Ended	Year Ended
	Sept 30, 2013	Dec 31, 2012
Beginning balance	$(5,122,891)	$(3,588,806)
Operating income (loss)	(453,428)	(1,525,745)
Other comprehensive income (loss)	(4,719)	(8,340)
Ending balance	$(5,581,038)	$(5,122,891)

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

As of September 30, 2013 and December 31, 2012, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. There were no financial liabilities as of September 30, 2013. A description of the valuation of the Level 3 inputs is discussed in Note 4.

	Fair Value Measurement at September 30, 2013 Using:
	September 30, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,296,752	$1,296,752	$—	$—
Investment in Affiliate	70,000	—	—	70,000
	$1,366,752	$1,296,752	$—	$70,000

	Fair Value Measurement at December 31, 2012 Using:
	December 31, 2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,522,652	$1,522,652	$—	$—
Investment in Affiliate	70,000	—	—	70,000
	$1,592,652	$1,522,652	$—	$70,000

 NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to September 30, 2013 through November 10, 2013 and noted the following reportable events:

At September 30, 2013, MinerasDyna had advanced the total amount of $1,260,000 USD to DynaMexico. Subsequent to September 30, 2013, MinerasDyna advanced additional amounts totaling $290,000 USD so that at November 8, 2013, MinerasDyna has advanced the total amount of $1,550,000 USD to DynaMexico.

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

In April 2005, MinerasDyna entered into an operating agreement with DynaMéxico, and as a consequence of that agreement and subsequent amendments, is the named exclusive operating entity for the SJG Project.

In May 2005, the Company formed another wholly owned subsidiary, DynaResource Operaciones, SA de C.V. (“DynaOperaciones”). DynaOperaciones entered into a personnel management agreement with MinerasDyna and as a result of that agreement, is the exclusive management company of personnel and consultants for the SJG Project.

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

The date of issuance of the 300 Series B Share Certificate was June 21, 2013. As a result of the issuance and exchange by DynaMexico of the 300 Variable Capital shares for amounts owed to DynaUSA, the accounts payable amount owed by DynaMexico to DynaUSA has been retired in full. Mineras de DynaResource S.A. de C.V., the 100 % owned subsidiary of DynaUSA ("Mineras"), continues to carry an amount receivable from DynaMexico of $1,260,000 USD at September 30, 2013, and Mineras continues to make cash advances to DynaMexico in order that DynaMexico pay for the maintenance and advance of the San Jose de Gracia Property. On May 15, 2013 Mineras entered into an Exploitation Amendment Agreement ("EAA") with DynaMexico which EAA grants to Mineras the rights to finance, maintain, explore and exploit the SJG Property.

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

 DynaResource currently owns 80% of the outstanding common shares of DynaMéxico.

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

Current Mining Concessions - San José de Gracia

Claim Name	Claim Number	Title Issuance Date	Expiry Date	Area In Hectares
AMPL. SAN NICOLAS	183815	22/11/1988	21/11/2038	17.4234
AMPL. SANTA ROSA	163592	30/10/1978	29/10/2028	25.0000
BUENA VISTA	211087	31/03/2000	30/03/2050	17.9829
EL CASTILLO	214519	02/10/2001	01/10/2051	100.0000
EL REAL	212571	07/11/2000	06/11/2050	2037.9479
EL REAL 2	216301	30/04/2002	29/04/2052	280.1555
FINISTERRE FRACC. A	219001	28/01/2003	27/01/2053	18.7856
FINISTERRE FRACC. B	219002	28/01/2003	27/01/2053	174.2004
GUADALUPE	189470	05/12/1990	04/12/2040	7.0000
LA GRACIA I	215958	02/04/2002	01/04/2052	300.0000
LA GRACIA II	215959	02/04/2002	01/04/2052	230.0000
LA LIBERTAD	172433	15/12/1983	14/12/2033	97.0000
LA NUEVA AURORA	215119	08/02/2002	07/02/2052	89.3021
LA NUEVA ESPERANZA	226289	06/12/2005	05/12/2055	40.0000
LA UNION	176214	26/08/1985	25/08/2035	4.1098

Claim Name	Claim Number	Title Issuance Date	Expiry Date	Area In Hectares
LOS TRES AMIGOS	172216	27/10/1983	26/10/2033	23.0000
MINA GRANDE	163578	10/10/1978	09/10/2028	6.6588
NUEVO ROSARIO	184999	13/12/1989	12/12/2039	32.8781
PIEDRAS DE LUMBRE 2	215556	05/03/2002	04/03/2052	34.8493
PIEDRAS DE LUMBRE 3	218992	28/01/2003	27/01/2053	4.3098
PIEDRAS DE LUMBRE No.4	212349	29/09/2000	28/09/2050	0.2034
PIEDRAS DE LUMBRE UNO	215555	05/03/2002	04/03/2052	40.2754
SAN ANDRES	212143	31/08/2000	30/08/2050	385.0990
SAN JOSÉ	208537	24/11/1998	23/11/2048	27.0000
SAN MIGUEL (1)	183504	26/10/1988	25/10/2038	7.0000
SAN NICOLAS	163913	14/12/1978	13/12/2028	55.5490
SAN SEBASTIAN	184473	08/11/1989	07/11/2039	40.0000
SANTA MARIA	218769	17/01/2003	16/01/2053	4.2030
SANTA ROSA	170557	13/05/1982	12/05/2032	31.4887
SANTO TOMAS	187348	13/08/1986	12/08/2036	312.0000
TRES AMIGOS 2	212142	31/08/2000	30/08/2050	54.4672
FINISTERRE 4	231166	18/01/2008	17/01/2058	2142.1302
FRANCISCO ARTURO	230494	06/09/2007	27/03/2057	62481.3815
TOTAL				69,121.4010

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

The small scale mining and production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity/flotation processing circuit, and initial test runs with tailings were completed in 2002. Actual mining at the higher grade San Pablo area of the property commenced in March 2003.

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

Rehabilitation of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, MinerasDyna is in process of the rehabilitation and planning the subsequent operation of the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is projected to process bulk samples to be mined from selected target areas of SJG. Operations at SJG will be managed by Mineras, and are projected to be similar to those conducted by DynaMexico during the 2003-2006 Period.

SEMARNAT Permission for Exploitation and Mining of the San Pablo Mine Area at San Jose de Gracia

On September 30, 2013, DynaMexico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in Mexico ("SEMARNAT"), the approval and permission which allows for the exploitation and mining activities at the San Pablo Area of SJG ("the Semarnat-SJG San Pablo Exploitation Permit" and, the "Semarnat Exploitation Permit").

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

2012 DynaMexico CAM Mineral Resource Estimate and Technical Report - Qualified Persons

Mr. Luna and Mr. Sandefur each are a “Qualified Person” as that term is defined in National Instrument 43-101 and is “independent” as that term is also defined in National Instrument 43-101.

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

Updated Mineral Resource Estimate

During the third quarter, Mineras advanced on work with Chlumsky, Armbrust & Meyer LLC, Lakewood, CO. (“CAM”), Mr. Robert Sandefur, BS, MSc, P.E., senior reserve analysis and a Qualified Person as defined under NI 43-101, for the purpose of updating the Mineral Resource Estimate at San Jose de Gracia and to include lower grade mineralized areas of San Jose de Gracia using a .3 g/t Au cut off grade. This work is pending.

Metallurgical Testing

During the third quarter, Mineras advanced with work with Kappes, Cassiday & Associates, Reno, NV. (“KCA”), for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia. This work is pending.

Preliminary Economic Assessment Report

The Company anticipates that DynaMexico will commission at least one Preliminary Economic Assessment Report for the SJG Project in the fourth quarter of 2013, or the first quarter 2014.

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

Rehabilitation of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, MinerasDyna is process of the rehabilitation and planning the subsequent operation of the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is projected to process bulk samples to be mined from selected target areas of SJG. Operations at SJG will be managed by Mineras, and are projected to be similar to those conducted by DynaMexico during the 2003-2006 Period.

SEMARNAT Permission for Exploitation and Mining of the San Pablo Mine Area at San Jose de Gracia

On September 30, 2013, DynaMexico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in Mexico ("SEMARNAT"), the approval and permission which allows for the exploitation and mining activities at the San Pablo Area of SJG ("the Semarnat-SJG San Pablo Exploitation Permit" and, the "Semarnat Exploitation Permit").

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013 (through November 6, 2013)	$1,694	$1,192	$1,438

Source: Kitco, Reuters and the London Bullion Market Association

On November 6, 2013, the afternoon fixing gold price on the London Bullion Market was $1,319 per ounce and the spot market gold price on the New York Commodity Exchange was $1,317 per ounce.

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

•	On July 31, 2013, SEMARNAT authorized DynaMexico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of an additional 18 months, extending the initial term of 36 months as SEMARNAT had determined on July 10, 2010. Semarnat determined that such activities fall within the framework of Norm 120.
•	On September 30, 2013, DynaMexico received from SEMARNAT the approval and permission which allows for mining activities and the exploitation of the San Pablo area of San Jose de Gracia.

  DynaMexico Bonding Requirements

•	Under the Exploration Permit issued to DynaMexico on July 21, 2010, SEMARNAT imposed upon DynaMexico a bonding obligation in the amount of $ 134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMexico.
•	Under the CSUP issued to DynaMexico on December 20, 2010, SEMARNAT imposed upon DynaMexico a bonding obligation of $116,911 Mexican Pesos for reforestation and remediation measures with respect to the San José de Gracia Project. The bond was timely posted by DynaMexico.

  Permit Processing Times (In General)

•	Processing time for review and approval of a CSUP Application and Technical Justification Study varies depending on the workload of the SEMARNAT regional office where an application is filed, but a processing time of four months is typical.
•	Processing time for review and approval of an Environmental Impact Study varies depending on the workload of the SEMARNAT regional office where an application is filed, but a processing time of six months is typical.
•	Processing time for issuance of an Explosives Permit by SEDENA is approximately six months.
•	Processing time for issuance of a water rights concession by CONAGUA is approximately six months.

  ***

  RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

  REVENUE. Revenue for the three and nine months ended September 30, 2013 and 2012 was $0 and $0. DynaMexico ceased its production activities in 2006 in order to focus efforts on exploration and drilling activity, for the purpose of defining resources.

  COST OF EXPLORATION. Exploration and development costs were $133,754` and $346,042 for the three months ended September 30, 2013 and 2012 respectively. The decrease in costs was due to the decrease in exploration and drilling activity from one year to the next. Exploration and development costs were $359,755 and $919,011 for the nine months ended September 30, 2013 and 2012 respectively. The decrease in costs was due to the decrease in exploration and drilling activity from one year to the next.

  OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2013 and 2012 were $700,442 and $175,531 respectively. The above expenses include depreciation and amortization amounts of $21,671 and $39,009 for the three months ended September 30, 2013 and 2012, respectively.

  Operating expenses for the nine months ended September 30, 2013 and 2012 were $1,721,986 and $1,691,677 respectively. The above expenses include depreciation and amortization amounts of $66,062 and $111,309 for the nine months ended September 30, 2013 and 2012, respectively. These expenses remained consistent with the prior year.

  OTHER INCOME (EXPENSE). Other income and expense, exclusive of currency translation gain or (loss) included interest income of $114 and $0 for the three months ended September 30, 2013 and 2012, respectively, and interest expense of $45,236 and $0 for the three months ended September 30, 2013 and 2012. Currency translation gain or (loss) was ($68,308) and $317,133 for the three months ended September 30, 2013 and 2012, respectively.

  Other income and expense, exclusive of currency translation gain or (loss) included $369 and $463 of interest income for the nine months ended September 30, 2013 and 2012, respectively, and interest expense of $91,586 and $0 for the nine months ended September 30, 2013 and 2012. Currency translation gain or (loss) was ($120,946) and $399,125 for the nine months ended September 30, 2013 and 2012, respectively.

  NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended September 30, 2013 and 2012 was $64,869 and $168,813, respectively. The non-controlling interest portion of our net loss for the nine months ended September 30, 2013 and 2012 was $453,428 and $549,478, respectively.

  COMPREHENSIVE (LOSS). Comprehensive loss includes the Company’s net loss plus the unrealized currency translation gain (loss) of $11,511and 23,831 for the three months ended September 30, 2013 and 2012, and $(20,107) and $75,933 for the nine months ended September 30, 2013 and 2012, respectively.

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

  Liquidity and Capital Resources

  As of September 30, 2013, the Company maintained working capital of $1,108,841, comprised of current assets of $1,517,186 and current liabilities of $408,345. This represents an decrease of $190,500 from the working capital maintained by the Company of $1,299,341 at December 31, 2012.

  Net cash used in operations for the nine months ended September 30, 2013 was $2,593,692 compared to $1,938,070 for the nine months ended September 30, 2012. The increase is due to increased activity as the Company renovates the pilot mill facility.

  Cash used for purchase of fixed assets was $65,038 in the nine months ended September 30, 2013 and $3,312 for the same period in 2012.

  Cash provided by financing activities for the nine months ended September 30, 2013 was $2,432,830 compared to $880,822 for the same period in 2012.

  Company Advances to DynaResource de Mexico (“DynaMexico”)

  As of March 31, 2013, Company reported an $806,935 USD account receivable from DynaMexico for expenditures incurred in the normal course of business since June 2000.

  As of December 31, 2012, the Company entered into an agreement with DynaMexico in which DynaMexico agreed to a fee of $541,915 USD in order to continue to carry the amount of $806,935 as a receivable. The fee was calculated as if interest had been charged at 4% interest compounded monthly over the period accrued.

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

  Company Advances to Mineras de DynaResource (“MinerasDyna”); And, MinerasDyna Advances to DynaMexico

  During 2012 and 2013, the Company advanced funds to MinerasDyna. MinerasDyna subsequently advanced funds to DynaMexico. At September 30, 2013, the total amount of $1,260,000 is recorded as a receivable by MinerasDyna from DynaMexico. Subsequent to September 30, 2013, MinerasDyna advanced additional amounts totaling $290,000 so that at November 8, 2013, a total of $1,550,000 USD is recorded as receivable by MinerasDyna from DynaMexico.

  The receivables from MinerasDyna and DynaMexico have been eliminated upon consolidation.

  Advances from Goldgroup Mining Inc. (“Goldgroup”)

  In January 2013, Goldgroup advanced $120,000 USD to DynaMexico to pay 50 % of the taxes due on mining concessions owned by DynaMexico for the first semester 2013. This $120,000 USD contribution from Goldgroup was the first cash contribution from Goldgroup to DynaMexico since March 2011. This amount shows as an account payable by DynaMexico. At November 14, 2013, no further amounts have been received from Goldgroup.

  Since the completion of the Earn In Agreement in March 2011, Goldgroup repeatedly refused requests and ignored demands from DynaMexico to make cash contributions for necessary expenditures of DynaMexico including: taxes on mining concessions for first and second semester 2012 and second semester 2013, maintaining the DynaMexico company in good standing, maintaining critical and necessary personnel, maintenance of the San Jose de Gracia Property and permits, compiling and completing a thorough and accurate National Instrument 43-101 (“NI-43 101”) Technical Report, maintaining books, records, accounting reports and tax filings, for contributing to advances made at the San Jose de Gracia Project, among other expenditures.

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

  Based upon an evaluation conducted for the period ended September 30, 2013, our Chief Executive Officer and Chief Financial Officer as of September 30, 2013, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at September 30, 2013. Based on its evaluation, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

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

  PART II

  ITEM 1. Legal Proceedings

  US Litigation (Dallas, Texas) – Company is Plaintiff

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

  The Company is the plaintiff in this litigation, but the outcome is pending. The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes there is little to no potential for the assessment of a material monetary judgment against the Company.

  Litigation(s) in Mexico – Company is Plaintiff

  The Company, and DynaMexico have filed several legal actions in Mexico against Goldgroup Mining Inc, Goldgroup Resources Inc., certain individuals employed or previously employed by Minop, S.A. de C.V. (a Company operating in Mexico and associated with Goldgroup Mining Inc.), and certain individuals retained as agents of Goldgroup Mining Inc. The Company and DynaMexico are plaintiffs in the actions filed in Mexico and the outcomes are pending.

  The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in Mexico. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-Q.

  Litigations – Company and/or Officers and Directors as Defendants

  The Company, nor its Officers and Directors have received any formal notice of any legal actions filed against them, nor is the Company or its Officers and Directors aware of any legal actions filed against them.

  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Sales of Series B Preferred Shares (See description of Series B Preferred Shares below);

  August 9, 2013; Sale of 10,000 Shares for $50,000 Cash;

  August 26, 2013; Sale of 50,000 Shares for $250,000 Cash;

  August 28, 2013; Sale of 11,000 Shares for $55,000 Cash;

  September 3, 2013; Sale of 3,000 Shares for $15,000 Cash;

  September 9, 2013; Sale of 1,000 Shares for $5,000 Cash;

  September 10, 2013; Sale of 2,000 Shares for $10,000 Cash;

  September 10, 2013; Sale of 2,000 Shares for $10,000 Cash;

  September 10, 2013; Sale of 6,000 Shares for $30,000 Cash;

  September 16, 2013; Sale of 10,000 Shares for $50,000 Cash;

  September 18, 2013; Sale of 10,000 Shares for $50,000 Cash;

  September 18, 2013; Sale of 20,000 Shares for $100,000 Cash;

  September 19, 2013; Sale of 900 Shares for $4,500 Cash;

  September 23, 2013; Sale of 20,000 Shares for $100,000 Cash;

  September 24, 2013; Sale of 3,500 Shares for $17,500 Cash;

  September 26, 2013; Sale of 5,000 Shares for $25,000 Cash;

  September 26, 2013; Sale of 2,000 Shares for $10,000 Cash;

  September 26, 2013; Sale of 5,000 Shares for $25,000 Cash;

  September 27, 2013; Sale of 5,000 Shares for $25,000 Cash;

  The Company reports additional sales of Series B Preferred Shares subsequent to September 30 and at the filing date of this Form 10-Q report. These sales will be reported in the Company’s Form 10-K for the year ending 2013.

  The Company claims an exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) for all sales of Series B Preferred Shares, since all the foregoing issuances and grants did not involve a public offering, the recipients took the shares and options for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

  Description of Series B Preferred Stock:

  The Company has designated Series B Preferred Shares having a par value of $0.0001 per share and it has authorized 1,000,000 Shares of Series B Preferred Stock. Holders of the Series B Preferred Shares have the right to convert into Common Stock of the Company on the following schedule:

Date of Conversion	# of Common Shares Received on Conversion For Each Preferred Share	# of Common Stock Warrants Received On Conversion for Each Preferred Share	Company can force the Option?
April 1 to June 30, 2014	2	0	N
July 1 to Dec 31, 2014	1.5	.75	N
January 1 to June 30, 2015	1	1	N
July 1 to December 31, 2015	1	0	Y

  The holders of Series B Preferred Shares do not have voting rights and are not entitled to receive a dividend. At September 30, 2013 and December 31, 2012 there were 217,351 and 0 shares of Series B Preferred outstanding, respectively.

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

  Date: November 8, 2013

