Form 10-Q/A
period 2013-09-30
DYNARESOURCE INC
filed 2013-11-20
CIK 1111741

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

1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2013 as filed with the Securities and Exchange Commission on November 13, 2013 is to furnish Exhibits 101 to the Form 10-Q.

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

3

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

4

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

By /s/ K.W. (“K.D.”) Diepholz

K.W. (“K.D.”) Diepholz, Chairman / CEO

Date: November 19, 2013

5