Form 10-K
period 2013-12-31
DYNARESOURCE INC
filed 2014-04-16
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM    10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes [ ] No [X]

The aggregate market value of common stock, par value $0.01 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on December 31, 2013 (the last business day of the registrant’s most recently completed fiscal year) was approximately $27 million.  For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Number of common shares outstanding at April 15, 2014 11,052,008

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS - INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES

The Company has elected to prepare reports under the Canadian Securities Administrators’ National Instrument 43-101 “Standards of Disclosure for Mineral Projects” (“NI 43-101”).. These standards are materially different from the standards generally permitted in reports filed with the United States Securities and Exchange Commission (“SEC”).

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

Under NI 43-101, we report “Measured”, “Indicated” and “Inferred” resources, which are measurements that are generally not permitted in filings made with the SEC. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. U.S. investors are cautioned not to assume that any part of measured or indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. It cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, U.S. investors are also cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

PART I

Item 1. Business

Company

DynaResource, Inc., the Company described herein, is a Delaware corporation, with offices located at 222 W. Las Colinas Blvd., Suite 744 East Tower, Irving, Texas 75039. It can be reached by phone at (972) 868-9066 and by fax at (972) 868-9067.

History

The Company was incorporated in the State of California on September 28, 1937, under the name West Coast Mines, Inc. In November 1998, the Company re-domiciled from California to Delaware and changed its name to DynaResource, Inc. (aka “DynaUSA”).

The Company is in the business of acquiring, investing in, and developing precious metals properties, and the production of precious metals.

Through its 80% owned Mexican subsidiary, DynaResource de México, S.A. de C.V. (“DynaMéxico”), the Company owns a portfolio of mining concessions that currently includes its interests in the San José de Gracia Project (“SJG”) in northern Sinaloa State, Mexico. The SJG District covers 69,121 hectares (170,802 acres) on the west side of the Sierra Madre mountain range.

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

At incorporation of DynaMexico, 100 shares of Fixed Capital Series “A” shares were issued with DynaUSA receiving 99 shares and Koy W. Diepholz receiving 1 share.

From January 2008 through March 2011, DynaMexico issued 100 Variable Capital Series “B” Shares to Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver, BC. (“Goldgroup”), in exchange for Goldgroup’s contributing $18,000,000 USD to DynaMexico. At the issuance of the 100 Series B Shares to Goldgroup, it owned 50% of the outstanding capital shares of DynaMexico.

On May 17, 2013, DynaResource agreed to acquire a Certificate for 300 Series “B” Variable Capital Shares of DynaMexico, in exchange for the settlement of accounts receivable from DynaMexico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares on June 21, 2013, DynaUSA holds 80% of the total outstanding Capital of DynaMexico. DynaMexico owns 100% of the San Jose de Gracia Project in northern Sinaloa, Mexico ("SJG", and the "SJG Property"). (See table representation of the outstanding Capital of DynaMexico below).

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

The date of issuance of the 300 Series B Share Certificate was June 21, 2013. As a result of the issuance and exchange of the 300 Variable Capital shares for amounts owed to DynaUSA, the accounts payable amount owed by DynaMexico to DynaUSA was retired in full. MinerasDyna, the 100 % owned subsidiary of DynaUSA, continues to carry an amount receivable from DynaMexico of $2,150,000 USD at December 31, 2013, and MinerasDyna continues to make cash advances to DynaMexico under the terms of the exploitation amendment agreement (“EAA”), below.

After the issuance of the 300 Series B Variable Capital shares of DynaMexico to DynaUSA as described above, the current outstanding Capital of DynaMexico is set forth in the table below:

DynaMexico Shareholder	Fixed Capital Series "A" Shares	Variable Capital Series "B" Shares	Total Capital Shares (Series A and B)
DynaResource, Inc.	099	300	399
Koy W. Diepholz	001		001
Goldgroup Resources Inc.		100	100
Total Capital Issued	100	400	500

DynaResource currently owns 80% of the outstanding common shares of DynaMéxico.

On May 15, 2013, MinerasDyna entered into an Exploitation Amendment Agreement (“EAA”) with DynaMexico. The EAA grants to MinerasDyna the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by MinerasDyna to DynaMexico; and, (B) After Item (A) above, the receipt by MinerasDyna of 75 % of gross receipts received by DynaMexico from the sale of all minerals produced from SJG, to the point that MinerasDyna has received 200 % of its advanced funds; and, (C) After Items (A) and (B) above; the receipt by MinerasDyna of 50 % of all gross receipts received by DynaMexico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and, (D) in addition to Items (A), (B), and (C) above, MinerasDyna shall receive a 2.5 % NSR (“Net Smelter Royalty”) on all minerals sold from SJG over the term of the EAA.

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

On June 17, 2013, DynaMexico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in Mexico ("SEMARNAT"), the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at SJG ("the Semarnat-SJG Mill Permit," and, the "Semarnat Exploitation Permit"). Under the terms of the Semarnat-SJG Mill Permit, DynaMexico will be responsible to maintain the SJG pilot mill facility, and including the adjacent tailings pond area, in compliance with the regulations described in la Norma Oficial Mexicana ("NOM-141-SEMARNAT-2003).

On September 30, 2013, DynaMexico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in México ("SEMARNAT"), the approval and permission which allows for the exploitation and mining activities at the San Pablo Area of SJG ("the Semarnat-SJG San Pablo Exploitation Permit" and the "Semarnat Exploitation Permit"). Under the terms of the Semarnat Exploitation Permit, DynaMéxico will be restricted to conducting exploitation activities within the San Pablo Area of SJG (as defined in the Map of the San Pablo area as submitted to Semarnat).

Subsequent to December 31, 2013, MinerasDyna entered into a 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia. The Land Lease Agreement is dated January 6, 2014 and continues through 2033. The Land Lease agreement covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by MinerasDyna of $ 1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, MinerasDyna expects to construct a Medical Facility at SJG in year 2014, and a Community Center in year 2015.

The Land Lease Agreement provides MinerasDyna with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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

Under amendments to the Mining Act of Mexico that came into effect on December 2006, the classifications of Mining Exploration Concessions and Mining Exploitation Concessions were replaced by a single classification of Mining Concessions valid for a renewable term of 50 years, commencing from the initial issuance date. To be converted into Mining Concessions at the time these amendments came into force, former exploration and exploitation concessions had to be in good standing at the time of conversion. All of the SJG concessions were converted to 50-year Mining Concessions at the time the amendments to the Mining Act came into effect. To renew the 50-year term, Mining Concessions must be in good standing at the time application is filed. An application for renewal must be filed within 5 years prior to expiration of the term.

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
7

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

In respect to the San Miguel Promise to Sell and Purchase Agreements, DynaMexico has been advised that:

(a) with respect to the Promise to Sell and Purchase Agreement signed on March 8, 2001 among DynaMexico and Maria Trinidad Acosta Salazar, to contact Ms. María Trinidad Acosta Salazar to demand compliance with such agreement by executing the definitive transfer to DynaMexico of the 25% undivided title to the San Miguel (t.183504) mining concession registered in her name, and

(b) with respect to the Promise to Sell and Purchase Agreement signed on December 15, 2000 among DynaMexico and Margarita Tracy Vizcarra, the sister of the deceased Otilia Tracy Vizcarra, the estate of Otilia Tracy Vizcarra requires the appointment of a court-appointed executor that would be capable under Mexican law to formally grant the estate´s consent for the execution of the San Miguel Transfer Agreements, to relinquish the estate´s first rights of refusal or to request court approval for the transfer to DynaMexico of the 25% undivided interest in the San Miguel (t.183504) mining concession registered in the name of the deceased Otilia Tracy Vizcarra.

Surface Lease Rights

In addition to the surface rights held by DynaMexico pursuant to the Mining Act of Mexico and its Regulations (Ley Minera y su Reglamento), MinerasDyna maintains access and surface rights to the SJG Project pursuant to the 20 year

Land Lease Agreement (above) The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by MinerasDyna of $ 1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, MinerasDyna expects to construct a Medical Facility at SJG in year 2014, and a Community Center in year 2015.

The Land Lease Agreement provides MinerasDyna with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

Property Location

The San Jose de Gracia mining property surrounds the area of San Jose de Gracia, Sinaloa State, Mexico. San Jose de Gracia is located on the west side of the Sierra Madre mountain range in the Sierra Madre Gold-Silver Belt, approximately 100 kilometers inland from Los Mochis, Sinaloa Mexico and approximately 200 kilometers north of Mazatlan, Sinaloa.

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

Sierra Madre Gold-Silver Belt in Mexico

Historical Production

SJG reports 1,000,000 Oz. gold historical production from a series of underground workings. The major production reported was 471,000 Oz. Au at the La Purisima area of SJG, at an average grade of 66.7 g/t; and production of 215,000 Oz. Au from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over a 15 square kilometer area.

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

Pilot Production Activities (2003 – 2006)

DynaMexico, conducting activities through its operating sister companies MinerasDyna and DynaOperaciones, mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006. 18,250 Oz. gold was produced and sold from mill feed tonnage of 42,000 tons, at an average grade of approximately 15-20 g/t. Production costs were reported at approx. $ 175. / Oz. Au in this small scale, pilot production operation.

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

The earlier, limited-scope pilot production activity provided significant benefits in terms of confirming production grades, metallurgy and process, efficiency of recoveries, and production costs – all of which is valuable for larger scale production plans.

Earn In / Option Agreement – Financing of Drilling – Exploration Programs

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company negotiated and entered into an Earn In / Option Agreement with Goldgroup Mining Inc. (“Goldgroup”), dated September 1, 2006. The terms of the Earn In / Option Agreement provided for Goldgroup to furnish $18,000,000 USD financing to DynaMexico for exploration expenditures at SJG, in exchange for a 50% share interest in DynaMexico.

On June 21, 2013, DynaResource acquired a Certificate for 300 Series “B” Variable Capital Shares of DynaMexico, in exchange for the settlement of accounts receivable from DynaMexico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares, DynaUSA holds 80% of the total outstanding Capital of DynaMexico. DynaMexico owns 100% of the San Jose de Gracia Project in northern Sinaloa, Mexico.

No Known Reserves

Currently, the Company’s drilling programs (through DynaMexico) are exploratory in nature. The Company expects to commence pilot production activities in 2014.

The SJG Property is without known reserves

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

National Instrument 43-101 (“NI 43-101”) Mineral Resource Estimate

The Company received from DynaMexico on February 14, 2012 a National Instrument 43-101 (“NI 43-101”) Mineral Resource Estimate for San Jose de Gracia. The NI 43-101 Mineral Resource Estimate was prepared by Mr. Robert Sandefur, BS, MSc, P.E., a Qualified Person (“QP”) as defined under NI 43-101, and a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”). The Mineral Resource Estimate concentrates on four separate vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima.

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

Commissioning of an Updated Mineral Resource Estimate

During the fourth quarter 2012, DynaMexico, through MinerasDyna, commissioned Chlumsky, Armbrust & Meyer LLC, Lakewood, CO. (“CAM”), Mr. Robert Sandefur, BS, MSc, P.E., senior reserve analysis and a Qualified Person as defined under NI 43-101, for the purpose of updating the Mineral Resource Estimate at San Jose de Gracia and to include lower grade mineralized areas of San Jose de Gracia using a .3 g/t Au cut off grade. This work is pending until the company deems it necessary to continue.

Commissioning of Metallurgical Testing

During the fourth quarter 2012, DynaMexico, through MinerasDyna, engaged Kappes, Cassiday & Associates, Reno, NV. (“KCA”), for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia. This work is pending until the company deems it necessary to continue.

Company Transition from Exploration to Mining – Production

The Company expects to transition its business from that of a purely exploration company, to an exploration and production company in 2014. The basis for the exploration and production activity is provided through the foundational resource for SJG as reported in the 2012 DynaMexico-CAM SJG Mineral Resource Estimate (and Technical Report), and supported further by the company’s successful pilot production activities during the 2003-2006 period.

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

Rehabilitation of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, MinerasDyna is in process of the rehabilitating and planning the subsequent operation of the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is projected to process bulk samples to be mined from selected target areas of SJG. Operations at SJG will be managed by MinerasDyna, and are projected to be similar to those conducted by DynaMexico during the 2003-2006 Period.

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

Property Geology

The oldest rocks exposed at San José de Gracia are deformed Paleozoic shale, sandstone, conglomerate and minor limestone, which are non-conformably overlain by andesite and rhyodacite flows and tuffs of the LVS.  Volcanic and sedimentary strata are cut by quartz-feldspar porphyry, porphyritic diorite bodies and fine-grained mafic dykes, which may be co-temporal with the LVS.  Ignimbrites of the UVS are exposed at higher elevations on the property and are thought to act as a post mineralization cap rock, thereby indicating an Early to Mid Tertiary (Paleocene to Eocene) age for gold mineralization at San José de Gracia.

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

Mineral Resource Estimate - Parameters Used to Estimate the Mineral Resource

The data base for the San Jose de Gracia Project consists of 372 drill holes of which 361 are diamond drill holes and the remaining 11 were reverse circulation holes, with a total drilling of 75,878 meters. The 2012 DynaMexico-CAM SJG Mineral Resource Estimate concentrates on four main mineralized vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima. Of the 372 drill holes, 368 were drilled to test these four main vein systems and the remaining four holes tested the Argillic Zone. Technical personnel of Minop built three dimensional solids to constrain estimation to the interpreted veins in each swarm. The 172 holes most recently drilled (2009-2011), were allocated as follows: Tres Amigos (64 holes), San Pablo (49 holes), La Union (24 holes), La Purisima (32 holes) and the Argillic Zone (3 holes).

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

Mineral Resource Estimate - Explanation of Resource Estimation

 Resource estimation was done in MineSight and MicroModel computer systems with only those composites that were inside the wireframe used in the estimate. Estimation was done using kriging with the omni-directional variogram derived from all the data in each area for gold using the relative variogram derived from the log variogram. High grades were restricted by capping the assays at a breakpoint based on the cumulative frequency curves. Estimation was done using search radii of 100 x 100 x 50 m oriented subparallel to the general strike and dip of the vein system in each area. A sector search, corresponding to the faces of the search box with a maximum of two points per sector was used in estimation. A density of 2.68 based on within ‘vein density’ samples was used in the resource estimate. Within each of the four areas there are approximately 20 to 40 veins in the vein swarm. Resources were estimated by kriging using data from all veins in the swarm. In general, gold accounts for at least 80% of the value of contained metal at the project, so the variograms for gold were used in estimation of the four other metals. Mineral Resources at Tres Amigos and San Pablo were classified as “Indicated” as follows:

1)	they were within a vein within the swarm which contained at least 7 drill holes;
2)	they are within 25 m of the nearest sample point; and,
3)	they were estimated by at least three drill holes.

All other Mineral Resources were classified as “Inferred”. Since there are no precise quantitative definitions of Measured, Indicated and Inferred, resource classification is subjective and depends on the experience and judgment of the Qualified Person (“QP”) calculating the resource estimate. CAM, Mr. Sandefur QP, allowed indicated material at Tres Amigos and San Pablo because of (1) the similarity of the variograms, and (2) the fact of recent production by DynaMexico from San Pablo of some 42,000 tonnes plant feed at an average grade of approximately 15 g/t (“grams per tonne”).  Three of the individual veins at La Purisima satisfied criterion (1) above but Mr. Sandefur elected not to include this material in “Indicated” because of the shorter first range at La Purisima. This Mineral Resource Estimate for SJG does not include any ore loss or dilution outside wireframes, and as currently defined, is probably most appropriate for a highly selective, small equipment underground operation.

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

No Known Reserves

The SJG property is without known reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. The quantity and grade of the “Indicated” and “Inferred” mineral resources reported in the mineral resource estimate contained in this Form 10 K are estimates only. There has been insufficient exploration to define any mineral reserves on the property, and it is uncertain if further exploration will result in discovery of mineral reserves.

Currently, the Company’s drilling programs are exploratory in nature. However, The Company expects to commence pilot production activities in 2014 using the foundational resource for SJG as reported in the 2012 DynaMexico-CAM SJG Mineral Resource Estimate (and Technical Report), and supported further by the company’s recent pilot production activities during the 2003-2006 period.

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

Exclusive Operating Entity at San Jose de Gracia

Under agreement with DynaMexico, Mineras de DynaResource SA de CV. (“MinerasDyna”) has been named the exclusive operating entity at the San Jose de Gracia Project. DynaResource owns 100% of MinerasDyna.

DynaMexico General Power of Attorney

The Chairman-CEO of DynaUSA also serves as the President of DynaMexico and as the President of MinerasDyna. And, the President of DynaMexico holds a broad power of attorney granted by the shareholders of DynaMéxico which gives the current President significant and broad authority within DynaMéxico.

Updated Mineral Resource Estimate

During the third quarter 2012, MinerasDyna commissioned Chlumsky, Armbrust & Meyer LLC, Lakewood, CO. (“CAM”), Mr. Robert Sandefur, BS, MSc, P.E., senior reserve analysis and a Qualified Person as defined under NI 43-101, for the purpose of updating the Mineral Resource Estimate at San Jose de Gracia and to include lower grade mineralized areas of San Jose de Gracia using a .3 g/t Au cut off grade. This work is pending until the company deems it appropriate to continue.

Metallurgical Testing

During the third quarter 2012, MinerasDyna engaged Kappes, Cassiday & Associates, Reno, NV. (“KCA”), for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia. This work is pending until the company deems it appropriate to continue.

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

Gold Supply.    A combination of current mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available for the years 2008 through 2013, on average, current mine production has accounted for approximately 64% of the annual gold supply.

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
15

2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014 (through April 8, 2014)	$1,385	$1,221	$1,293

Source: Kitco, Reuters and the London Bullion Market Association

On April 8, 2014, the afternoon fixing gold price on the London Bullion Market was $1,302 per ounce and the spot market gold price on the New York Commodity Exchange was $1,310 per ounce.

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

DynaMexico Permit Filings / Permits

•	On February 10, 2003, SEDENA granted DynaMexico an Explosives Permit for the use and storage of explosives materials in SJG.
•	In June 2006, DynaMexico ceased use of explosives materials in its mining activities at SJG, and requested suspension of the Explosives Permit. The Explosives Permit has been temporarily suspended by SEDENA and DynaMexico will be required to file a re-activation application to re-activate the Explosives Permit.
•	On June 28, 2010, DynaMexico filed a Preventive Exploration Notice at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.
•	On July 21, 2010, SEMARNAT authorized DynaMexico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of 36 months, as SEMARNAT determined that such activities fall within the framework of Norm 120. SEMARNAT’s approval was subject to the following conditions: (a) DynaMexico’s filing of a CSUP Application (referenced below) and approval thereof by SEMARNAT, and (b) posting of a bond in the amount of $134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMexico.
•	On August 9, 2010, DynaMexico filed at the offices of SEMARNAT a CSUP Application and a Technical Justification Study to carry out certain mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.
•	On December 20, 2010, SEMARNAT approved the CSUP Application filed by DynaMexico with respect to the San José de Gracia Project and authorized DynaMexico to conduct mineral exploration activities on 5.463 hectares of the San José de Gracia Project for a term of 36 months.
•	On March 8, 2012, the Director of Water Administration of CONAGUA certified in writing the rights of DynaMexico to use exploit and extract 1,000,000 cubic meters of water per year from the extraction infrastructure located in San José de Gracia. CONAGUA determined that DynaMexico’s water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMexico will be subject to applicable levies imposed by the Mexican tax authorities under applicable tax laws.
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
•	On July 31, 2013, SEMARNAT authorized DynaMexico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of an additional 18 months, extending the initial term of 36 months as SEMARNAT had determined on July 10, 2010. Semarnat determined that such activities fall within the framework of Norm 120.
•	On September 30, 2013, DynaMexico received from SEMARNAT the approval and permission which allows for mining activities and the exploitation of the San Pablo area of San Jose de Gracia.
•	Subsequent to December 31, 2013, MinerasDyna entered into a 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia. The 20 Year Land Lease Agreement is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by MinerasDyna of $ 1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. Additionally, under the description of the Land Lease Agreement, MinerasDyna expects to construct a Medical Facility at SJG in year 2014, and a Community Center in year 2015.

The land lease agreement provides MinerasDyna with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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

Item 1A. Risk Factors

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

In June 2006, production activities at SJG were suspended, in order to focus on the exploration of the vast SJG district. Funds received by DynaMexico pursuant to the Earn In Agreement were utilized for exploration and related activities. In addition, the Company maintains overhead in the US and other costs which are not reimbursed. The Company and its subsidiaries have $1,143,344 cash on hand at December 31, 2013. The Company could incur exploration expenses and corporate expenses greater than the amount of available cash on hand. The Company may need to raise additional funds in order to support its activities. If the Company needs to raise additional capital, its common stock could be diluted. Further, if the Company is unable to raise funds to meet its obligations, the value of its common stock may decline.

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

The SJG Property is without known reserves

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

Competitive conditions affecting the Company could negatively impact our business

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

Majority Ownership of DynaMéxico

DynaResource owns an 80% share interest in DynaMéxico – the 100 % owner of the SJG Project -- and the remaining 20% share interest is held by Goldgroup. As a consequence of this shared ownership, any benefits to be derived from the ownership of DynaMéxico are shared on an 80%/20 % basis between the Company and Goldgroup.

A wholly owned subsidiary of DynaResource -- Mineras de DynaResource S.A. de C.V. -- maintains an exclusive operating agreement with DynaMéxico. Additionally, another wholly owned subsidiary of DynaResource -- DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) maintains an exclusive agreement to manage the personnel registered as employees in Mexico.

Mr. K.W. (“K.D.”)  Diepholz, the Company’s Chairman and CEO, is also President of DynaMexico and President of MinerasDyna, and Mr. Diepholz holds a broad power of attorney granted by the shareholders of DynaMéxico. The powers of attorney give Mr. Diepholz authority superior to that of any other person or group within DynaMéxico, (including the Board of Directors). The powers of attorney held by Mr. Diepholz are consistent with the laws in Mexico, whose laws are based on a civil code.

Historical production of Gold at the San Jose de Gracia Property May Not be Indicative of Future Production or Revenue

The SJG Property is a high-grade mineralized system with reported historical production of over 1,000,000 Oz. Gold. The production occurred in the early 1900’s, prior to the Mexican Revolution. Since that time, the property has seen small scale mining operations, from small scale local owners, to the Company’s production in 2003–2006. Due to the uncertainties associated with exploration, including variations in geology and structure, there is no assurance that the Company’s efforts will be successful in identifying mineralization in sufficient quantities to define proven or probable reserves, and further there is no assurance that any such reserves could be developed into a commercial operation. Investors in the Company’s securities should not rely on historical operations as an indication that the SJG property will be developed into a commercial production in the future. The Company expects to incur losses unless and until such time as one or more of its properties enters into commercial production and generates sufficient revenue to fund continuing operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Executive Offices

The Company maintains its executive offices of approximately 2,100 sq. ft., at 222 W. Las Colinas Blvd., Suite 744 East Tower, Irving, Texas 75039, at $3,840 per month, plus utility services. The Company renewed a prior 3 year lease for an additional 1 year term commencing September, 2013.

San Jose de Gracia Mineral Property

DynaMexico owns 100% of the mineral concessions at the San Jose de Gracia Property (“SJG”), located in Sinaloa State, Mexico, which is the only property in which DynaMexico retains an interest. The Company owns 80% of the outstanding shares of DynaMexico. DynaMexico holds title to 33 concessions covering approximately 69,121 hectares (170,802 acres).

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

The SJG Property is without Known Reserves

Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

SJG History

SJG reports 1,000,000 Oz. Gold historical production from a series of underground workings. The major areas report 471,000 Oz. produced at the La Purisima area of SJG, at an average grade of 66.7 g/t.; and 215,000 Oz. produced from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over a 15 square kilometer area.

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

DynaMexico mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006, in a Pilot Production operation. 18,250 Oz Gold was produced and sold, from mill feed tonnage of 42,500 tons, at an average grade of 15-20 g/t. Average production costs during the production period were reported as $175/Oz.

Drilling programs conducted from 2007 through 2011

Drilling programs completed a total of 298 drill holes covering 68,741 meters of drilling from 2007 through March 2011. Results of the drilling activity, including the results of previous drilling in 1997-1998, appear in an “SJG Drill Intercepts Summary File through 11-298”, as Exhibit 99.1 to our Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 22, 2011, and available on EDGAR at:

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

Property Geology

The oldest rocks exposed at San José de Gracia are deformed Paleozoic shale, sandstone, conglomerate and minor limestone, which are non-conformably overlain by andesite and rhyodacite flows and tuffs of the LVS.  Volcanic and sedimentary strata are cut by quartz-feldspar porphyry, porphyritic diorite bodies and fine-grained mafic dykes, which may be co-temporal with the LVS.  Ignimbrites of the UVS are exposed at higher elevations on the property and are thought to act as a post mineralization cap rock, thereby indicating an Early to Mid-Tertiary (Paleocene to Eocene) age for gold mineralization at San José de Gracia.

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

Lab

A field laboratory is maintained within the camp facility. The Company utilized the lab for Assaying services during its production activities. Assays were performed by Company personnel for mined mineralization, feed mineralization, gravity and flotation concentrates, and tailings. The current status of the lab and equipment is care and maintenance. The Company anticipates utilizing the lab facility in the future for providing quick check assays to support the exploration and bulk sampling works.

Item 3. Legal Proceedings

US Litigation (Dallas, Texas) – Company as Plaintiff

On December 27, 2012, the Company, and DynaMexico, filed an Original Petition and Application for Temporary Injunction and Permanent Injunction in the 14th Judicial District Court of Dallas, Texas (the “Petition”) against Defendants Goldgroup Mining Inc., Goldgroup Resources Inc., and certain individuals acting in concert with Goldgroup (collectively “Goldgroup”). The Petition alleged, among other things, that Goldgroup has wrongfully used property, confidential information and data belonging to DynaMéxico and consistently failed to disclose several matters of material importance to the public.

The Petition requested that Goldgroup be enjoined from: (a) using or disseminating any confidential information belonging to DynaMéxico, (b) asserting that Goldgroup owns any interest in the San Jose de Gracia Project, rather than owning a common shares equity interest in DynaMéxico, (c) improperly disclosing that Goldgroup is the operator of the San Jose de Gracia

Project, rather than Mineras de DynaResource SA de C.V. (“Mineras”), and (d) failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by a DynaUSA senior executive.

The Petition further requested, among other things: (a) a temporary and permanent injunction; (b) declaratory relief; (c) disgorgement of funds alleged to have been improperly raised as a consequence of Goldgroup’s wrongful actions; (d) cancellation of shares of DynaMéxico stock held by Goldgroup; and, (d) actual and punitive damages.

At the time of the filing, the Company believed the Petition to be necessary in order to protect its shareholder interests in DynaMexico and in order to protect the property, data, and assets of DynaMexico.

Although Goldgroup challenged the jurisdiction to the filed litigation in Texas, Goldgroup has acknowledged that it owns no direct interest in the San Jose de Gracia Property, and it has acknowledged that Mineras de DynaResource SA de C.V. (“MinerasDyna”), DynaUSA’s 100% owned subsidiary, is the exclusive operator of the San Jose de Gracia Project.  Additionally, recent developments in México in 2013, including: (1) the signing of the Exploitation Amendment Agreement (“EAA”) between MinerasDyna and DynaMéxico; (2) the signing of a 20 year land lease agreement between MinerasDyna and the Santa Maria Ejido Community surrounding the San Jose de Gracia Project; and (3) the acquisition by DynaUSA of a majority interest in DynaMéxico; protect against Goldgroup’s wrongfully obtaining and/or disseminating confidential data and information of DynaMéxico.  These recent developments in México provided that the Dyna Parties non-suited the Texas action as announced on March 14, 2014, without prejudice to asserting or consolidating claims in México, as well as to contemplate additional claims or regulatory actions against Goldgroup in Canada.

Previously, the Dyna Parties have filed  claims against Goldgroup in México, including, without limitation, claims for theft of confidential data and property of DynaMéxico, claims for issuing misleading and inaccurate disclosures and, claims related to Goldgroup's asserting that it owns interests that it does not own.

Goldgroup files for Arbitration

On March 14, 2014 Goldgroup filed for arbitration, citing the Earn In Agreement dated September 1, 2006. The Company filed an answer on April 10, disputing that any issues exist which provide for arbitration.

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

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in Mexico. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-K.

Litigations – Company and/or Officers and Directors as Defendants

Other than the Goldgroup claim for arbitration above described, The Company, nor its Officers and Directors have received any formal notice of any legal actions filed against them, nor is the Company or its Officers and Directors aware of any legal actions filed against them.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 The Company’s common stock is traded on the OTC Markets under the symbol "DYNR".  The following table sets forth, for the periods indicated, the high and low bid quotations which set forth reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions.

Calendar Quarter Ending	Low	High

March 31, 2012	3.85	4.20
June 30, 2012	3.25	4.15
September 30, 2012	3.70	3.95
December 31, 2012	3.10	4.00
March 31, 2013	2.00	3.95
June 30, 2013	1.20	3.25
September 30, 2013	2.15	3.50
December 31, 2013	1.21	3.50

No cash dividends on the Company common stock have been declared or paid since the Company's inception. The Company had approximately 595 shareholders at December 31, 2013. This does not include shareholders that hold their shares in street name or with a broker.

During the fiscal year ended December 31, 2013, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

During the fiscal year ended December 31, 2013, no securities of the Company were authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company currently holds 80% of the outstanding shares of DynaResource de México, S.A. de C.V. (“DynaMéxico”), which owns 100% of the mineral concessions and related interest to the San José de Gracia mining District (“SJG”). SJG is currently comprised of 33 mining concessions covering approximately 69,121 hectares located in and around San José de Gracia, in northern Sinaloa State, México (“SJG”). SJG is located on the west side of the Sierra Madre Mountains, approximately 250 kilometers inland from the port city of Los Mochis, Sinaloa; and approximately 500 kilometers north of Mazatlan, Sinaloa.

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

Pilot Production Activities (2003 – 2006)

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

Correlation between ground magnetic and IP

In general the correlation between the Magnetic and IP response and data was excellent.

Correlation with recent Drilling Programs and known Mineralization

The data response of the surveys correlated to the recent drilling programs and to the areas of known mineralization at SJG was excellent. Considering this excellent correlation to known mineralization, additional areas of SJG showing similar data response could be indicative of additional target areas.

Identification of Additional Resource Target Areas

Significant survey responses were reported for the following areas; and are projected for follow up drilling:

San Pablo; Up Dip;

San Pablo; Displacement Zone;

Tres Amigos; Down Dip and Northwest;

Tres Amigos; Extension Northeast;

Orange Tree; Down Dip;

La Cecena, Los Hilos, and Tepehauje;

Palos Chinos;

La Prieta;

La Purisima; Down dip at Southeast end;

Argyllic Zone; + 250 M. Down;

Activity for the Year Ended December 31, 2013 and 2012

In 2013, MinerasDyna, the Company's 100% owned subsidiary, in accordance with the terms of the Exploitation Amendment Agreement, refurbished the pilot production facility at SJG, and rehabilitated the San Pablo mine, in order to process bulk mined ore samples from San Pablo through the pilot mill facility. DynaMexico received permits as discussed above for the rehabilitation and operation of the mill facility and the exploitation and mining of the San Pablo area of SJG. The basis for the mining activity and the operation of the pilot mill facility are the NI 43-101 Mineral Resource Estimate, the Technical Report, the block models prepared as a result of the recent drilling activity, and the recent production history of 2003-2006.

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

Updated National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received an updated NI 43-101 compliant technical report from DynaMexico on December 31, 2012, for the San Jose de Gracia Project (the “Updated 2012 DynaMexico Luna-CAM SJG Technical Report, and the “updated Technical Report”). The updated Technical Report was approved by DynaMexico, and filed by the Company with SEDAR on December 31, 2012.

The Updated 2012 DynaMexico Luna-CAM SJG Technical Report - Selected Drill Results by Target Area

Tres Amigos

Selected drill hole results for Tres Amigos follow:

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
97-002	Tres Amigos	42.70	58.20	15.50	3.99	15.10	0.38	0.00	0.00
97-006	Tres Amigos	27.80	29.65	1.85	6.46	45.50	1.10	0.03	0.32
97-007	Tres Amigos	57.00	67.00	10.00	3.41	12.20	0.09	0.00	0.00
97-009	Tres Amigos	100.00	102.00	2.00	13.53	3.10	0.02	0.01	0.50
97-012	Tres Amigos	24.50	26.20	1.70	8.57	34.90	0.39	1.00	4.30
97-013	Tres Amigos	95.00	107.50	12.50	20.80	21.80	0.43	0.06	0.15
97-035	Tres Amigos	126.00	132.00	6.00	8.84	14.20	0.28	0.00	0.13
97-037	Tres Amigos	35.90	37.20	1.30	11.97	15.00	0.19	0.22	3.60
97-039	Tres Amigos	40.20	43.20	3.00	29.50	44.60	0.58	0.95	7.45
97-040	Tres Amigos	78.00	80.00	2.00	14.88	10.90	0.19	0.17	0.10
97-040	Tres Amigos	92.00	94.00	2.00	10.81	16.30	0.38	0.01	0.78
97-040	Tres Amigos	104.00	108.00	4.00	7.21	4.80	0.04	0.00	0.25
97-045	Tres Amigos	100.00	106.00	6.00	11.46	3.40	0.03	0.02	0.17
97-047	Tres Amigos	124.94	132.00	7.06	7.51	15.40	0.09	0.27	3.42
97-050	Tres Amigos	78.00	80.00	2.00	8.53	10.80	0.05	0.78	2.00
08-102	Tres Amigos	158.66	162.47	3.81	5.10	6.60	0.14	0.01	0.19
08-104	Tres Amigos	67.45	68.80	1.35	26.20	327.90	1.60	0.23	0.01
08-113	Tres Amigos	25.10	26.70	1.60	13.40	3.20	0.00	0.01	0.90
08-115	Tres Amigos	153.30	159.00	5.70	8.31	8.30	0.17	0.00	0.07
08-116	Tres Amigos	134.80	138.10	3.30	21.74	9.90	0.06	0.04	0.15
08-118	Tres Amigos	27.84	31.88	4.04	5.18	30.50	0.38	0.80	5.68

08-118	Tres Amigos	52.65	53.73	1.08	13.70	13.90	0.06	0.98	4.53
10-150	Tres Amigos	285.61	288.49	2.88	10.93	14.24	0.32	0.01	0.03
10-150	Tres Amigos	312.80	321.81	9.01	3.97	2.35	0.09	0.00	0.03
10-151	Tres Amigos	208.38	216.20	7.82	22.19	14.70	0.36	0.01	0.06
10-152	Tres Amigos	174.42	175.55	1.13	9.85	16.68	0.18	0.05	0.15
10-153	Tres Amigos	207.47	211.10	3.63	5.36	12.92	0.33	0.05	0.23
10-154	Tres Amigos	73.00	74.75	1.75	21.89	9.30	0.00	0.00	0.02
10-175	Tres Amigos	135.93	140.00	4.07	3.41	8.34	0.15	0.28	0.56
10-175	Tres Amigos	241.59	245.40	3.81	6.37	3.41	0.02	0.00	0.03
10-176	Tres Amigos	221.04	228.91	7.87	2.00	7.02	0.18	0.09	1.02
29

10-177	Tres Amigos	228.63	245.00	16.37	10.58	9.75	0.25	0.02	0.09
10-178	Tres Amigos	222.55	233.45	10.90	4.22	8.11	0.31	0.01	0.13
10-179	Tres Amigos	75.3	77.02	1.72	105.51	49.60	0.03	0.01	0.06
10-179	Tres Amigos	174.85	179.52	4.67	5.70	15.89	0.11	0.00	0.16
10-226	Tres Amigos	205.05	213.09	8.04	18.47	19.77	0.42	0.13	0.22
10-227	Tres Amigos	176.95	186.75	9.80	8.42	11.92	0.41	0.04	0.33
10-228	Tres Amigos	164.31	167.29	2.98	3.73	26.21	0.58	0.09	0.35
10-230	Tres Amigos	244.91	249.45	4.54	18.09	15.48	0.53	0.02	0.03
10-231	Tres Amigos	266.70	269.45	2.75	8.99	35.18	0.84	0.00	0.03
10-233	Tres Amigos	177.00	179.40	2.40	5.42	2.87	0.03	0.04	0.41
10-234	Tres Amigos	214.61	217.97	3.36	15.05	13.45	0.23	0.01	0.01
10-235	Tres Amigos	147.65	151.15	3.50	2.95	0.55	0.01	0.00	0.01
10-237	Tres Amigos	92.44	92.84	0.40	883.91	195.00	0.24	0.77	5.35
11-246	Tres Amigos	107.30	108.20	0.90	63.85	10.10	0.03	0.01	0.01
11-257	Tres Amigos	60.84	63.33	2.49	5.37	9.28	0.25	0.01	0.40
11-257	Tres Amigos	92.00	94.66	2.66	5.00	6.74	0.25	0.02	1.16
11-260	Tres Amigos	63.40	71.15	7.75	7.84	10.68	0.16	0.12	2.28
11-265	Tres Amigos	47.95	52.17	4.22	3.07	2.14	0.07	0.00	0.08
11-271	Tres Amigos	115.40	120.15	4.75	13.93	18.56	0.54	0.02	0.14
11-278	Tres Amigos	66.75	67.40	0.65	16.34	2.80	0.02	0.02	0.08
11-280	Tres Amigos	3.05	4.57	1.52	10.67	0.50	0.01	0.00	0.01

San Pablo

Selected drill hole results for San Pablo follow:
Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
07-007	San Pablo	85.50	87.50	2.00	24.55	45.00	0.49	0.03	0.07
07-008	San Pablo	115.80	118.10	2.30	7.60	18.90	0.02	0.01	0.00
07-009	San Pablo	167.40	170.55	3.15	8.24	2.00	0.00	0.00	0.01
07-012	San Pablo	19.70	23.90	4.20	10.45	10.00	0.15	0.00	0.01
07-023	San Pablo	69.10	70.50	1.40	9.16	24.50	0.63	0.03	0.04
07-026	San Pablo	65.90	67.80	1.90	34.00	18.70	0.21	0.01	0.05
07-027	San Pablo	142.80	148.85	6.05	13.72	28.60	1.06	0.02	0.04
07-029	San Pablo	130.60	132.30	1.70	23.86	43.00	0.94	0.00	0.01
07-031	San Pablo	94.25	98.05	3.80	31.32	69.60	1.01	0.23	0.74
08-048	San Pablo	219.46	228.66	9.20	4.39	7.50	0.28	0.00	0.01
08-051	San Pablo	183.55	192.60	9.05	22.95	13.60	0.40	0.00	0.03
08-060	San Pablo	235.70	238.60	2.90	13.88	12.50	0.58	0.00	0.01
08-089	San Pablo	173.80	175.10	1.30	4.11	35.60	1.00	0.01	0.01
08-090	San Pablo	190.70	191.90	1.20	11.55	48.50	1.00	0.02	0.02

08-092	San Pablo	124.80	125.80	1.00	23.31	0.50	0.00	0.01	0.00
08-097	San Pablo	227.69	229.75	2.06	17.04	20.00	0.56	0.03	0.04
09-131	San Pablo	95.55	96.65	1.10	28.25	20.30	0.26	0.17	0.18
09-133	San Pablo	126.80	129.80	3.00	13.10	10.25	0.32	0.00	0.02
09-134	San Pablo	79.09	81.57	2.48	4.33	9.46	0.36	0.00	0.02
09-135	San Pablo	75.70	79.10	3.40	4.60	24.29	1.22	0.01	0.02
09-137	San Pablo	135.90	140.87	4.97	5.35	12.46	0.31	0.00	0.01
09-137	San Pablo	157.25	158.93	1.68	12.50	16.90	0.39	0.00	0.01
09-138	San Pablo	150.62	153.59	2.97	8.80	10.46	0.28	0.00	0.02
09-139	San Pablo	132.18	137.68	5.50	20.51	25.82	0.70	0.00	0.01
09-140	San Pablo	99.92	102.20	2.28	4.59	67.30	1.77	0.00	0.01
10-195	San Pablo	170.67	173.61	2.94	3.26	10.47	0.32	0.00	0.00
10-197	San Pablo	48.15	51.82	3.67	7.96	13.18	0.49	0.00	0.03
10-197	San Pablo	102.00	105.30	3.30	28.38	14.00	0.00	0.01	0.09
10-199	San Pablo	4.68	6.24	1.56	9.14	4.10	0.02	0.00	0.00
10-201	San Pablo	23.40	25.50	2.10	15.78	17.35	0.19	0.01	0.02
10-203	San Pablo	70.65	76.15	5.50	332.86	143.90	0.02	0.00	0.01
10-207	San Pablo	80.15	83.20	3.05	16.74	24.17	0.54	0.01	0.02
10-212	San Pablo	46.80	51.60	4.80	5.90	6.97	0.38	0.01	0.22
10-213	San Pablo	171.75	173.56	1.81	5.78	10.60	0.18	0.00	0.01
10-215	San Pablo	186.80	190.27	3.47	15.82	14.68	0.41	0.03	0.02
10-217	San Pablo	182.64	184.06	1.42	89.95	38.70	0.74	0.00	0.01
10-219	San Pablo	155.84	157.25	1.41	10.82	11.84	0.39	0.00	0.01
10-221	San Pablo	69.98	71.98	2.00	13.14	23.93	0.62	0.00	0.01

10-224	San Pablo	122.82	125.05	2.23	5.29	18.70	0.69	0.02	0.04
10-224	San Pablo	148.60	154.95	6.35	7.04	13.31	0.57	0.00	0.01
10-236	San Pablo	112.96	117.03	4.07	11.38	22.92	0.68	0.00	0.01
11-247	San Pablo	63.60	65.45	1.85	10.49	5.92	0.01	0.00	0.02
11-247	San Pablo	80.00	83.47	3.47	5.00	36.71	0.53	0.01	0.02
11-249	San Pablo	108.20	109.93	1.73	8.21	30.29	0.80	0.00	0.02
11-250	San Pablo	101.72	104.81	3.09	20.15	53.44	0.88	0.24	0.54
11-263	San Pablo	119.88	121.13	1.25	9.47	21.70	0.65	0.01	0.04
11-264	San Pablo	145.21	146.45	1.24	21.24	78.80	0.72	0.04	0.01
11-268	San Pablo	92.65	94.25	1.60	11.74	21.13	0.37	0.01	0.04

La Union

Selected drill hole results for La Union follow:

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
31

92-001	La Union	46.00	60.96	14.96	2.58	0.00	0.00	0.00	0.00
97-027	La Union	20.30	21.30	1.00	6.14	12.50	0.05	0.24	0.04
97-029	La Union	38.10	41.20	3.10	3.63	8.60	0.11	0.02	0.06
97-030	La Union	75.00	78.10	3.10	4.62	9.10	0.50	0.00	0.01
97-031	La Union	87.00	91.00	4.00	2.84	6.70	0.34	0.00	0.01
97-034	La Union	45.70	47.70	2.00	8.87	4.10	0.14	0.00	0.01
08-061	La Union	27.80	31.30	3.50	2.01	24.80	0.45	0.22	0.15
08-076	La Union	32.75	34.85	2.10	36.09	47.80	0.43	0.80	1.06
08-080	La Union	125.30	128.40	3.10	4.82	4.40	0.11	0.00	0.01
09-143	La Union	55.36	56.76	1.40	12.08	8.80	0.13	0.01	0.01
10-208	La Union	150.61	152.67	2.06	6.60	10.30	0.40	0.00	0.01
10-216	La Union	39.24	42.20	2.96	12.36	3.45	0.06	0.00	0.01
10-218	La Union	140.01	141.30	1.29	8.42	6.41	0.08	0.00	0.01
10-223	La Union	29.52	31.14	1.62	9.90	6.60	0.02	0.00	0.02
10-223	La Union	63.90	67.42	3.52	10.24	10.69	0.62	0.00	0.01
11-244	La Union	73.82	74.86	1.04	9.79	65.20	1.42	0.03	0.37
11-252	La Union	55.25	59.70	4.45	4.26	12.05	0.37	0.01	0.04
11-256	La Union	51.61	52.85	1.24	144.08	138.60	1.06	1.61	1.78
11-256	La Union	99.93	101.29	1.36	9.04	3.30	0.01	0.00	0.01
11-298	La Union	49.15	49.85	0.7	49.39	20.80	0.20	0.01	0.03

La Purisima

Selected drill hole results for La Purisima follow:

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
97-055	La Purisima	24.40	27.40	3.00	5.24	28.50	0.63	0.35	1.83
97-063	La Purisima	54.50	61.50	7.00	3.13	4.00	0.07	0.02	0.00
97-063	La Purisima	67.30	70.00	2.70	8.45	11.10	0.68	0.00	0.00
07-016	La Purisima	32.45	34.60	2.15	5.20	4.20	0.22	0.00	0.01
07-021	La Purisima	158.70	160.80	2.10	75.90	76.00	1.61	0.07	0.00
07-036	La Purisima	91.40	92.82	1.42	4.47	2.60	0.01	0.01	0.06
07-037	La Purisima	251.30	253.50	2.20	4.88	23.00	0.01	0.01	0.00
07-039	La Purisima	197.55	200.80	3.25	10.93	4.60	0.04	0.00	0.01
07-042	La Purisima	16.10	18.30	2.20	3.02	2.00	0.01	0.01	0.05
08-068	La Purisima	135.40	137.00	1.60	18.16	8.30	0.04	0.03	0.22
08-070	La Purisima	120.50	121.60	1.10	9.50	2.70	0.01	0.00	0.06
08-082	La Purisima	151.60	153.30	1.70	18.16	0.10	0.00	0.00	0.04
10-161	La Purisima	87.70	99.67	11.97	3.12	4.86	0.36	0.00	0.01
10-186	La Purisima	92.10	93.45	1.35	14.73	11.17	0.47	0.00	0.00
10-193	La Purisima	41.15	46.75	5.60	3.96	32.31	0.01	0.10	0.14
10-198	La Purisima	35.05	36.58	1.53	13.64	6.10	0.14	0.00	0.00
32

10-204	La Purisima	128.02	131.86	3.84	4.06	3.15	0.09	0.00	0.00
10-204	La Purisima	173.15	174.58	1.43	7.21	5.57	0.08	0.00	0.01
10-206	La Purisima	121.73	124.04	2.31	14.63	3.45	0.02	0.00	0.00
11-282	La Purisima	27.43	30.48	3.05	6.21	3.44	0.01	0.02	0.03
11-282	La Purisima	74.45	75.36	0.91	18.87	10.10	0.03	0.00	0.00
11-282	La Purisima	152.40	153.92	1.52	7.79	1.40	0.04	0.00	0.00
11-285	La Purisima	85.06	87.92	2.86	3.93	0.80	0.03	0.00	0.00
11-285	La Purisima	98.50	102.15	3.65	6.70	3.87	0.20	0.00	0.01
11-289	La Purisima	109.73	112.78	3.05	9.50	7.05	0.11	0.02	0.00
11-293	La Purisima	38.11	39.27	1.16	10.06	0.50	0.01	0.00	0.00
11-293	La Purisima	158.75	160.55	1.80	12.65	2.84	0.10	0.00	0.01

Block Model in Surpac software

The Company has compiled its manual calculation and internal interpretation of the mineralization at SJG defined by drilling and production to date. The Company has also built the block model of mineralization at SJG using Surpac (Gemcom) software. The current block model at SJG confirms mineralization at San Pablo, Tres Amigos, La Union, Palos Chinos, and La Purisima; with portions of the mineralization in a high grade category, and including mineralization at San Pablo and Tres Amigos, and is consistent with the CAM SJG Mineral Resource Estimate. The Company will continue this Surpac modeling work as additional drill programs are planned and completed.

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

Preliminary Economic Assessment Report

DynaMexico approved and released the National Instrument 43-101 (“NI 43-101”) Technical Report for SJG on March 28, 2012, and DynaMexico approved and released the NI 43-101 Updated Technical Report for SJG on December 31, 2012.

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

Drilling Programs

Further drilling programs at SJG are anticipated, but those plans will take into consideration the recent NI 43-101 2012 DynaMexico-CAM SJG Mineral Resource Estimate and the recommendations made in the 2012 DynaMexico Luna-CAM SJG 43-101 Technical Report and the updated Technical Report. The Company expects DynaMexico to plan continued drilling programs at SJG at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the Company expects DynaMexico’s continued exploration efforts to confirm extensions to mineralization in all directions and down dip from the main target areas.

Note Receivable – Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, SA de CV (“DynaNevada de Mexico”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $750,000 USD. The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de Mexico”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de Mexico completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de Mexico acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses.

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

DynaMexico conducted mining and milling operations at SJG from March 2003 through June, 2006. This activity was suspended in order to focus on the exploration of the vast SJG District. The Company’s operating subsidiaries, MinerasDyna and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported no revenue in 2013 and 2012. The Company expects revenues from mining and production in 2014.

RESULTS FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

REVENUE. Revenue for the years ended December 31, 2013 and 2012 was $0 and $0. DynaMexico ceased its production activities in 2006 in order to focus efforts on exploration and drilling activity, for the purpose of defining resources. The Company expects revenues from conducting pilot production activities in 2014.

EXPLORATION EXPENSES. Exploration and development costs were $968,590 and $895,713 for the years ended December 31, 2013 and 2012 respectively. The increase in costs was due to the increase in activity in refurbishing the mill and preparing to run bulk samples through the mill, whereas in the prior year, the focus was on completing the resource reports and preparing for the next phase of development.

OPERATING EXPENSES. Operating expenses for the years ended December 31, 2013 and 2012 were $2,395,103 and $3,129,601 respectively. The above expenses include depreciation and amortization amounts of $67,475 and $193,767 for the years ended December 31, 2013 and 2012, respectively.

OTHER INCOME (EXPENSE). Other income and expense, exclusive of currency translation gain or (loss) included interest income of $463 and $835 for the years ended December 31, 2013 and 2012, respectively, and interest expense of $133,349 and $0 for the years ended December 31, 2013 and 2012, and other expense of $4,204 and $62,859 for the years ended

December 31, 2013 and 2012, respectively. Currency translation gain or (loss) was ($81,539) and $339,980 for the years ended December 31, 2013 and 2012, respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the year ended December 31, 2013 and 2012 was $604,135 and $1,525,745, respectively.

COMPREHENSIVE (LOSS). Comprehensive loss includes the Company’s net loss plus the unrealized currency translation gain (loss) of ($151,730) and ($30,583) for the years ended December 31, 2013 and 2012. The comprehensive loss was $(3,127,117) and $(2,243,856) for the years ended December 31, 2013 and 2012, respectively.

Noncontrolling Interest

Under the terms of the Earn In Agreement, Goldgroup Mining Inc. (Goldgroup), through 2010, had earned and owned a 25% interest in DynaResource de Mexico, S.A. de C.V. (DynaMexico), since March 2011 through May 2013, Goldgroup's ownership percentage was 50%, and since May 2013 Goldgroup’s ownership percentage was 20%. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the year ended December 31, 2013 and 2012 the portion of the net loss attributable to Goldgroup was $604,135 and $1,525,745 respectively. The decrease in the amount attributable to the non-controlling interest in the current year is due to a decrease in the percentage allocation of expenses in DynaMexico.

Currency Translation Income / Loss

The currency translation (loss) was $(81,539) for the year ended December 31, 2013 and a gain of $339,980 for the year ended December 31, 2012. These gains or losses are caused by the fluctuation of the exchange rate between the United States dollar and the Mexican peso.

The Company’s comprehensive loss before the noncontrolling interest for the years ended December 31, 2013 and 2012 was ($3,127,117) and ($2,243,856) respectively. The increase in the loss is attributed to more exploration activities and related costs in 2013 over 2012.

Plan of Operation

The Plan of operation for the next twelve months includes MinerasDyna commencing pilot production activities at SJG, while continuing drilling and exploration activities. The amount allocated to each of these activities will depend on the results of the pilot production activities. The Company is required to fund its general and administrative expenses in the US. The Company’s operating subsidiaries, MinerasDyna and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported no revenue in 2013 and 2012. The Company believes that cash on hand is adequate to fund its ongoing general and administrative expenses through 2014. The Company plans to seek additional capital funding during the next 12 months depending on results of pilot production activities, market conditions, results of drilling and exploration activities, and other circumstances.

Capital Expenditures

The Company’s primary activities relate to the exploration of SJG property through its 80% owned subsidiary DynaMexico. Drilling and other services at SJG are contracted through MinerasDyna, the operating entity under agreement with DynaMexico. The Company does not foresee significant capital purchases in 2014 which would require funding from current cash reserves.

Liquidity and Capital Resources

As of December 31, 2013, the Company maintained working capital of $958,162, comprised of current assets of $1,439,382 and current liabilities of $481,220. This represents a decrease of $341,179 from the working capital maintained by the Company of $1,299,341 at December 31, 2012, due primarily to the continued funding of operations in 2013 and expenses related to the refurbishment of the pilot mill facility and the rehabilitation of the San Pablo mine at San Jose de Gracia.

Net cash used in operations for the year ended December 31, 2013 increased to ($3,925,791) from ($2,647,026) for the year ended December 31, 2012. Again, this was due to the increased activity relating to the refurbishing of the pilot mill facility and the rehabilitation of the San Pablo mine, and the preparation for processing bulked mine samples through the pilot mill facility. The pilot mill facility is now operational and we expect to produce revenue from the running bulk samples processed through the mill facility in 2014, in order to fund continuing operations.

Cash used in investing activities was primarily for purchase of fixed assets of $120,533 in 2013 and cash provided primarily by proceeds of the disposal of fixed assets of $603,504 in 2012.

Cash provided by financing activities for the year ended December 31, 2013 was $3,641,625 compared to $898,544 for the year ended December 31, 2012. The significant increase is due to the Company raising funds in order to refurbish the pilot mill facility and for rehabilitating the San Pablo mine, and to prepare to process bulk mined samples through the mill facility. The main components were the issuance by the Company of notes payable totaling $1,694,808 and selling Series B preferred stock of $1,939,500.

Advances to Subsidiaries

DynaResource de Mexico (“DynaMexico”)

In May 2013, the Company acquired additional equity interest in DynaMexico in exchange for the retirement of accounts receivable of $2,393,803, which amount was due from DynaMexico at December 31, 2012. As a result, as of May 17, 2013, the Company owned 80% of the outstanding equity of DynaMexico. All intercompany balances eliminate in consolidation.

As of December 31, 2013, the Company has no receivable from DynaMexico, however, the Company’s wholly owned subsidiary MinerasDyna had an accounts receivable due from DynaMexico in the amount of $2,150,000.

As of December 31, 2012, Company has an $806,935 account receivable from DynaMexico for expenditures incurred in the normal course of business since June 2000.

As of December 31, 2012, the Company entered into an agreement with DynaMexico in which they agreed to a fee of $541,915 in order to continue to carry the amount as a receivable. The fee was calculated as if interest had been charged at 4% interest compounded monthly over the period in which the amounts accrued.

During the year ended December 31, 2012, the Company incurred additional expenditures of $1,044,952 on behalf of DynaResource de Mexico, which was billed to DynaMexico in December 2012.

As of December 31, 2012, the Company had $2,393,803 due from DynaMexico.

Mineras de DynaResource (“MinerasDyna”)

As of December 31, 2013, the Company had advanced $2,543,000 to MinerasDyna and MinerasDyna had advanced $2,150,000 to DynaMexico. The total amount of $2,150,000 is a receivable owed to MinerasDyna from DynaMexico as of December 31, 2013.

As of December 31, 2012 the Company agreed with DynaMexico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of Mexico.

The receivables from MinerasDyna and DynaMexico have been eliminated upon consolidation.

As of December 31, 2012 the Company received a commitment from DynaMexico to accrue interest on the total amounts receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the interest rate quoted by the Bank of Mexico.

Advances from Goldgroup Mining Inc. (“Goldgroup”)

In January 2013, Goldgroup advanced $120,000 USD to DynaMexico. This $120,000 contribution from Goldgroup was the first contribution from Goldgroup to DynaMexico since March 2011. And, in January 2014, Goldgroup advanced $120,000 USD to DynaMexico.

Future Advances to MinerasDyna and DynaMexico from the Company

The Company expects to make additional advances to MinerasDyna and DynaMexico. Future advances from MinerasDyna to DynaMexico will be made under the terms of the Exploitation amendment agreement. Other advances are agreed to be accrued in the same manner as previous receivables, until or unless otherwise agreed between DynaMexico and the Company.

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

Drilling Programs

In the period September 2006 through December 31, 2011, funding from Goldgroup provided for DynaMexico’s completing approximately 68,741 meters drilling at San Jose de Gracia, resulting in a defined NI 43-101 Mineral Resource Estimate as described in the 2012 DynaMexico-CAM SJG Mineral Resource Estimate. The Company expects MinerasDyna to plan continued and subsequent drilling programs at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta / Rosario / Rudolpho. The Company expects further drilling programs to confirm extensions to mineralization in all directions and down dip from the main target areas.

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

Litigation

On December 27, 2012, the Company, and DynaMexico, filed an Original Petition and Application for Temporary Injunction and Permanent Injunction in the 14th Judicial District Court of Dallas, Texas (the “Petition”) against Defendants Goldgroup Mining Inc., Goldgroup Resources Inc., and certain individuals acting in concert with Goldgroup (collectively “Goldgroup”). The Petition alleged, among other things, that Goldgroup has wrongfully used property, confidential information and data belonging to DynaMéxico and consistently failed to disclose several matters of material importance to the public.

The Petition requested that Goldgroup be enjoined from: (a) using or disseminating any confidential information belonging to DynaMéxico, (b) asserting that Goldgroup owns any interest in the San Jose de Gracia Project, rather than owning a common shares equity interest in DynaMéxico, (c) improperly disclosing that Goldgroup is the operator of the San Jose de Gracia Project, rather than Mineras de DynaResource SA de C.V. (“MinerasDyna”), and (d) failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by a DynaUSA senior executive.

The Petition further requested, among other things: (a) a temporary and permanent injunction; (b) declaratory relief; (c) disgorgement of funds alleged to have been improperly raised as a consequence of Goldgroup’s wrongful actions; (d) cancellation of shares of DynaMéxico stock held by Goldgroup; and, (d) actual and punitive damages.

At the time of the filing, the Company believed the Petition to be necessary in order to protect its shareholder interests in DynaMexico and in order to protect the property, data, and assets of DynaMexico.

Although Goldgroup challenged the jurisdiction to the filed litigation in Texas, Goldgroup has acknowledged that it owns no direct interest in the San Jose de Gracia Property, and it has acknowledged that Mineras de DynaResource SA de C.V. (“Mineras”), DynaUSA’s 100% owned subsidiary, is the exclusive operator of the San Jose de Gracia Project.  Additionally, recent developments in México in 2013, including: (1) the signing of the Exploitation Amendment Agreement (“EAA”) between Mineras and DynaMéxico; (2) the signing of a 20 year land lease agreement between Mineras and the Santa Maria Ejido Community surrounding the San Jose de Gracia Project; and (3) the acquisition by DynaUSA of a majority interest in DynaMéxico; protect against Goldgroup’s wrongfully obtaining and/or disseminating confidential data and information of DynaMéxico.  These recent developments in Mexico provided that the Dyna Parties non-suited the Texas action as announced by the Company on March 14, 2014, without prejudice to asserting or consolidating claims in México, as well as to contemplate additional claims or regulatory actions against Goldgroup in Canada.

Goldgroup files for Arbitration

On March 14, 2014 Goldgroup filed for arbitration, citing the Earn In Agreement dated September 1, 2006. The Company filed an answer on April 10, 2104 disputing that any issues exist which provide for arbitration.

Litigation in Mexico – Company is Plaintiff

The Company, and DynaMexico have filed several legal actions in Mexico against Goldgroup Mining Inc., Goldgroup Resources Inc., certain individuals employed or previously employed by Minop, S.A. de C.V. (a Company operating in Mexico and associated with Goldgroup Mining Inc.), and certain individuals retained as agents of Goldgroup Mining Inc. The Company and DynaMexico are plaintiffs in the actions filed in Mexico and the outcomes are pending.

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in Mexico. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-K.

Litigation – Company and/or Officers and Directors as Defendants

Other than the Arbitration claim of Goldgroup described above, The Company, nor its Officers and Directors have received any formal notice of any legal actions filed against them, nor is the Company or its Officers and Directors aware of any legal actions filed against them.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2013 and 2012. The financial statements as of December 31, 2013 and 2012, of the Company included in this Form 10-K have been audited by The Hall Group, CPAs, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Financial Statements included in the Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2013

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and Cumulative Since Reentering the Exploration Stage (January 1, 2007) through December 31, 2013

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

DynaResource, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and for the period since reentering the Exploration Stage (January 1, 2007) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of DynaResource, Inc.’s internal control over financial reporting as of December 31, 2013 and 2012 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DynaResource, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the period since reentering the Exploration Stage (January 1, 2007) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

April 15, 2014

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,143,344	$1,522,652
Receivables from Affiliate	0	48,000
Foreign Tax Receivable	296,038	40,022
Other Current Assets	0	45,129
Total Current Assets	1,439,382	1,655,803

Property:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $851,861 and $790,318)	241,518	207,919
Mining Properties (Net of Accumulated Amortization of $519,400 and $519,400)	4,183,967	4,183,967
Total Property	4,425,485	4,391,886

Other Assets:
Investment in Affiliate	70,000	70,000
Receivables from Affiliate	186,840	0
Other Assets	277,319	197,283
Total Other Assets	534,159	267,283
TOTAL ASSETS	$6,399,026	$6,314,972

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$114,498	$196,252
Due to Minority Shareholder	120,000	0
Accrued Expenses	246,722	160,210
Total Current Liabilities Notes Payable, (Net of Current Portion of $0)	481,220 1,354,808	356,462 0
Total Non-Current Liabilities	1,354,808	0

TOTAL LIABILITIES	$1,836,028	$356,462

Equity:
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized
1,000 and 1,000 shares issued and outstanding	$1	$1,000
Series B Preferred Stock, $0.0001 par value, 1,000,000 shares
Authorized, 460,446 and -0- shares issued and outstanding	46	0
Preferred Stock, $0.0001 par value, 19,000,000 shares Authorized, -0- and -0- shares issued and outstanding	0	0
Common Stock, $0.01 par value, 25,000,000 shares authorized
11,052,808 and 10,802,808 shares issued and outstanding	110,520	108,020
Preferred Rights	40,000	40,000
Additional Paid In Capital	43,292,746	40,429,500
Treasury Stock	(707,750)	(50,750)
Other Comprehensive Income	252,611	270,794
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(26,692,834)	(23,714,647)
Total DynaResource, Inc. Stockholders’ Equity	10,292,824	11,081,401
40

Noncontrolling Interest	(5,729,826)	(5,122,891)
TOTAL EQUITY	4,562,998	5,958,510
TOTAL LIABILITIES AND EQUITY	$6,399,026	$6,314,972

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2013 and 2012

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

Through December 31, 2013

	2013	2012	Cumulative Since Reentering the Exploration Stage (January 1, 2007 through December 31, 2013)

REVENUES	$0	$0	$346,726

EXPLORATION EXPENSES (exclusive of depreciation and amortization shown separately below)	968,590	895,713	16,305,419
GROSS PROFIT (DEFICIT)	(968,590)	(895,713)	(15,958,693)

OPERATING EXPENSES
Depreciation and Amortization Stock Issued for Services	67,475 0	193,767 0	985,183 2,748,564
General and Administrative	2,327,628	2,935,834	11,562,766
TOTAL OPERATING EXPENSES	2,395,103	3,129,601	15,296,513

NET OPERATING INCOME (LOSS)	(3,363,693)	(4,025,314)	(31,255,206)

OTHER INCOME (EXPENSE)
Portfolio Income	463	835	22,661
Currency Translation Gain (Loss)	(81,539)	339,980	(1,209,298)
Interest (Expense)	(133,349)	0	(133,349)
Other Income (Expense)	(4,204)	(62,859)	(64,076)
TOTAL OTHER INCOME (EXPENSE)	(218,629)	277,956	(1,384,063)

NET INCOME (LOSS) BEFORE INCOME TAXES	(3,582,322)	(3,747,358)	(32,639,268)

Provision for Income Taxes (Expense) Benefit	0	0	38,259
NET INCOME (LOSS)	$(3,582,322)	$(3,747,358)	$(32,601,009)
Net Loss Attributable to Non-Controlling Interest	604,135	1,525,745	5,677,963
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. SHAREHOLDERS	(2,978,187)	(2,221,613)	(26,923,046)

Unrealized Loss on Securities Held for Sale	0	0	(735,760)
Unrealized Currency Translation Gain (Loss)	(151,730)	(30,583)	789,160

TOTAL COMPREHENSIVE INCOME (LOSS)	(3,129,917)	(2,252,196)	(26,869,646)
Comprehensive (Income) Loss Attributable To Non-Controlling Interest	2,800	8,340	83,088

COMPREHENSIVE LOSS ATTRIBUTABLE TO
DYNARESOURCE, INC. SHAREHOLDERS	$(3,127,117)	$(2,243,856)	$(26,786,558)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average Shares Outstanding Basic and Diluted	10,830,090	10,728,677
Income (Loss) per Common Share, Basic and Diluted	$(0.2887)	$(0.2091)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

												Deficit Since
								Additional		Other		Reentering
	Preferred – Series A		Preferred – Series B		Common		Preferred	Paid In	Treasury	Comprehensive	Accumulated	the Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals

Balance, January 1, 2012	1,000	1,000	-	-	10,602,868	106,029	40,000	38,421,114	-	575,600	(6,002,516)	(21,493,034)	11,648,193

Sale of Common Shares					199,140	1,991		1,260,459					1,262,450
Common Stock Options Issued								747,927					747,927
Other Comprehensive Income										(304,806)			304,806
Treasury Shares Purchased									(50,750)				(50,750)
Net Income (Loss)												(2,221,613)	(2,221,613)

Balance, December 31, 2012	1,000	1,000	-	-	10,802,008	108,020	40,000	40,429,500	(50,750)	270,794	(6,002,516)	(23,714,647)	11,081,401

Change in Par Value		(999)						999					0
Sale of Series B Preferred Shares			387,900	39				1,939,461					1,939,500
Notes Payable Converted to Series B Preferred Shares			68,000	7				339,993					340,000
Notes Payable Converted to Series B Preferred Shares			4,546	0				22,734					22,734
Common Stock Issued for Services					250,000	2,500		560,000	(562,500)				0
44

Common Stock Options Issued								59					59
Other Comprehensive Income										(18,183)			(18,183)
Treasury Shares Purchased									(94,500)				(94,500)
Net Income (Loss)												(2,978,187)	(2,978,187)

Balance, December 31, 2013	1,000	1	460,446	46	11,052,008	110,520	40,000	43,292,746	(707,750)	252,611	(6,002,516)	(26,692,834)	10,292,824

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

Through December 31, 2013

	2013	2012	Cumulative Since Reentering the Development Stage (January 1, 2007) through December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,585,122)	$(3,747,358)	$(32,601,009)
Adjustments to reconcile net Income (loss) to cash used in operating activities:
Issuance of Common Stock for Services	0	0	2,748,564
Issuance of Common Stock Options	59	747,927	779,462
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	67,475	193,767	985,183
(Gain) Loss on Disposition of Assets	(5,931)	0	22,075
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) Decrease in Foreign Tax Receivable	(256,016)	(5,429)	(246,833)
(Increase) Decrease in Note Receivable – Related Party	(138,840)	(48,000)	(186,840)
Decrease in Other Current Assets	45,129	5	166,193
(Increase) in Other Assets	(80,036)	(19,105)	(277,319)
Increase (Decrease) in Accounts Payable	(81,754)	122,986	73,094
Increase in Accrued Expenses	109,245	108,181	165,319
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(3,925,791)	(2,647,026)	(28,210,227)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(120,533)	(3,313)	(1,212,942)
Retirement of Fixed Assets	25,391	603,504	649,043
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	0	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(95,142)	600,191	(633,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMexico Earn In	0	0	17,674,712
Proceeds from Sale of Common Stock	0	1,262,450	7,585,401
Proceeds from Sale of Preferred Stock – Series B	1,939,500	0	1,939,500
Repurchase of Common Stock Options	0	0	(10,000)
46

Loan from Minority Shareholder	120,000	0	120,000
Proceeds from Notes	1,694,808	0	1,694,808
Other Comprehensive Income (Loss)	(18,183)	(313,146)	207,563
Purchase of Treasury Stock	(94,500)	(50,750)	(517,729)
Sale of Treasury Stock	0	0	472,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,641,625	898,554	29,166,630
NET INCREASE (DECREASE) IN CASH	(379,308)	(1,148,281)	322,504

CASH AT BEGINNING OF PERIOD	1,522,652	2,670,933	820,840
CASH AT END OF PERIOD	$1,143,344	$1,522,652	$1,143,344

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$0	$0	$2,748,564
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Non-Cash Conversion of Note Receivable to Equity	$0	$0	$750,000
Non-Cash Conversion of Notes Payable to Preferred Stock	$340,000	$0	$340,000
Non-Cash Conversion of Interest Payable to Preferred Stock	$22,734	$0	$22,734
Cash Paid During the Year for Interest Expense	$0	$0	$0
Non-Cash Dividend of Property	$0	$0	$129,822

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de Mexico S.A. de C.V. chartered in Mexico (“DynaMexico”).  This Company was formed to acquire, invest in and develop resource properties in Mexico.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”), and acquired effective control of Mineras de DynaResource, S.A de C.V. (formerly Minera Finesterre S.A. De C.V.), (“MinerasDyna”). The Company owned 25% of MinerasDyna and acquired effective control of MinerasDyna by acquiring the option to purchase the remaining 75% of the Shares of MinerasDyna. The Company finalized the option and acquisition of MinerasDyna in January 2010, and now owns 100% of MinerasDyna. The results of these subsidiaries are consolidated with those of the Company.

From January 2008 through March 2011, DynaMexico issued 100 Variable Capital Series “B” Shares to Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver, BC. (“Goldgroup”), in exchange for Goldgroup’s contributing $18,000,000 USD to DynaMexico. At March 14, 2011, Goldgroup owned 50% of the outstanding capital shares of DynaMexico.

On June 21, 2013, DynaResource acquired a Certificate for 300 Series “B” Variable Capital Shares of DynaMexico, in exchange for the settlement of accounts receivable from DynaMexico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares, DynaUSA holds 80% of the total outstanding Capital of DynaMexico.

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

The Company elected to become a voluntary reporting issuer in Canada in order to avail itself of Canadian regulations regarding reporting for mining properties, more specifically, National Instrument 43-101 (NI 43-101). This regulation sets forth standards for reporting resources in a mineral property and is a standard recognized in the mining industry.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiary are as follows for the years ended December 31, 2013 and 2012 (Mexican pesos per one U.S. dollar):

		Dec 31, 2013	Dec 31, 2012

Current exchange rate	Pesos	13.07	13.02

Weighted Average exchange rate for the year ended	Pesos	12.75	13.16

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2013, the Company had a balance of $743,560 that was in excess of the FDIC insurance limit and $250,000 which is currently insured in full under the FDIC’s temporary unlimited coverage on non-interest bearing transactions accounts, which expires on December 31, 2013. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. No allowance has been established as all receivables were deemed to be fully collectable.

 Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amount of the IVA receivable as of December 31, 2013 and 2012 was $296,038 and $40,022, respectively.

Inventory:

As the Company ceased mining production in 2006, there is no inventory as of December 31, 2013 and 2012.

Property:

Property is carried at cost. Depreciation is provided over each asset’s estimated useful life. Upon retirement and disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. Expenditures for geological and engineering studies, maintenance and claim renewals are charged to expense when incurred. Additions and significant improvements are capitalized and depreciated.

Mining Properties:

The Company is an ‘Exploration Stage’ company as defined in “SEC Industry Guide 7”. Mining properties consist of 33 mining concessions covering approximately 69,121 hectares, at the San Jose de Gracia property. The cost basis of the properties is deferred until the properties are brought into production, at which time they will be amortized on the unit of production method based on estimated recoverable reserves. The Company has elected to expense a minimal amount of amortization due to the effects of exploration activities on the recoverable reserves.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related deferred costs are recorded do not necessarily reflect present or future values.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;
•	Estimated expected future operating costs, capital expenditures and reclamation expenditures.

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets. As of December 31, 2013, no indications of impairment existed.

Exploration Costs:

Exploration costs not directly associated with reserves on the mining concessions are charged to operations as incurred. Exploration, development, direct field costs and administrative costs are expensed in the period incurred.

The carrying amounts of the mining concessions are reviewed at each calendar year end to determine whether there is any indication of impairment. As of December 31, 2013, no indications of impairment existed.

Advertising Costs:

The Company incurred no advertising costs for the years ended December 31, 2013 and 2012.

Income Taxes:

Income from the parent company, DynaUSA, is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carry-forwards (see Note 5), there is uncertainty as to utilization prior to their expiration. Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance. Income from the subsidiaries, are taxed at applicable Mexican tax law.

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

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations. For the years ended December 31, 2013 and 2012, the Company’s components of comprehensive income were foreign currency translation adjustments and unrealized losses on securities held for sale.

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

There were no potentially dilutive common stock equivalents as of December 31, 2013, therefore basic earnings per share equals diluted earnings per share for the year ended December 31, 2013. The Company had 1,151,800 options outstanding at December 31, 2013 and 2012, respectively. As the Company incurred a net losses during the years, ended December 31, 2013 and 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 2 – PROPERTY

Property consists of the following at December 31, 2013 and 2012, respectively:

	2013	2012

Mining camp equipment and fixtures	$648,866	$547,816
Transportation equipment	262,348	268,256
Lab equipment	14,306	14,306
Machinery and equipment	43,187	43,187
Office furniture and fixtures	76,894	76,894
Office equipment	11,673	11,673
Computer equipment	36,105	36,105
Sub-total	1,093,379	998,237
Less: Accumulated depreciation	(851,861)	(790,318)
Total Property	$241,518	$207,919

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $67,475 and $159,209 for the years ended December 31, 2013 and 2012, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at December 31, 2013 and 2012, respectively:

	2013	2012
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(519,400)	(519,400)

Total Mining Properties	$4,183,967	$4,183,967

Amortization expense was $0 and $34,558 for the years ended December 31, 2013 and 2012, respectively.

NOTE 4 – INVESTMENT IN AFFILIATE / RECEIVABLES FROM AFFILIATE

Through December 31, 2013 the Company loaned a total of $805,760 USD to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in Mexico, DynaNevada de Mexico, SA de CV., (“DynaNevada de Mexico”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.  DynaNevada is a related entity (affiliate), and through its subsidiary DynaNevada de Mexico, has entered into an Option agreement with Grupo Mexico (IMMSA) in Mexico, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de Mexico completed the Option with IMMSA in March 2010, so that DynaNevada de Mexico now owns 100% of the Santa Gertrudis Property. In June, 2010, DynaNevada de Mexico acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 per share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management believes has no merit. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of December 31, 2013 and 2012 to be $70,000. Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

The Company has advanced funds to DynaNevada on a regular basis in order for DynaNevada to meet its basis filing and reporting obligations with the Mexican authorities relating to tax returns and paying taxes on its concessions. As of December 31, 2013 and 2012, the advances totaled $186,840 and $48,000, respectively. The amounts in 2012 were carried as current assets and in 2013 all are carried in the other assets section.

NOTE 5 – PROMISSORY NOTES

Notes Payable – Series I

At December 31, 2013, the Company was obligated to repay Promissory Notes in the amount of $1,205,000 (the “Notes”). The Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Notes (In Aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, and up to fifty thousand tons) processed through the existing, or improved mill facilities at San Jose de Gracia. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund. The Notes mature on December 31, 2015.

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

Notes Payable – Series II

At December 31, 2013, the Company was obligated to repay Promissory Notes in the amount of $149,808 (the “Notes”). The Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Notes (In Aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, on the second fifty thousand tons) processed through the existing, or improved mill facilities at San Jose de Gracia. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund. The Notes mature on December 31, 2015.

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

In the third and fourth quarters of 2013, $340,000 of the promissory notes and $22,734 of accrued interest were converted to Series B Preferred Stock.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and Mexico) of significant items comprising the Company’s net deferred tax amounts as of December 31, 2013 and 2012, respectively:

Deferred Tax Asset Related to:

	2013	2012
Prior Year	$8,282,305	$7,008,203
Tax Benefit for Current Year	1,217,989	1,274,102
Total Deferred Tax Asset	9,500,294	8,282,305
Less: Valuation Allowance	(9,500,294)	(8,282,305)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $32,500,000 at December 31, 2013, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2013.

NOTE 7 – RELATED PARTY TRANSACTIONS

DynaResource de Mexico (“DynaMexico”)

In May 2013, the Company agreed to receive a Share Certificate for 300 Series “B” Variable Capital Shares of DynaMexico, in exchange for the settlement of accounts receivable from DynaMexico in the amount of $31,090,710

Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares on June 21, 2013, DynaUSA holds 80% of the total outstanding Capital of DynaMexico. As of December 31, 2013, the Company’s wholly owned subsidiary MinerasDyna had an account receivable due from DynaMexico in the amount of $2,150,000.

As of December 31, 2012, the Company had an $806,935 account receivable from DynaMexico for expenditures incurred in the normal course of business since June 2000.

As of December 31, 2012, the Company entered into an agreement with DynaMexico in which they agreed to a fee of $541,915 in order to continue to carry the amount as a receivable. The fee was calculated as if interest had been charged at 4% interest compounded monthly over the period in which the amounts accrued.

During the year ended December 31, 2012, the Company incurred additional expenditures of $1,044,952 on behalf of DynaResource de Mexico, which was billed to DynaMexico in December 2012.

As of December 31, 2012, the Company had $2,393,803 due from DynaMexico, which is eliminated upon consolidation.

Mineras de DynaResource (“MinerasDyna”)

As of December 31, 2013, the Company had advanced $2,543,000 to MinerasDyna. MinerasDyna had advanced $2,150,000 to DynaMexico as of December 31, 2013. The total amount of $2,150,000 is a receivable owed to MinerasDyna from DynaMexico as of December 31, 2013.

As of December 31, 2012, the Company agreed with DynaMexico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of Mexico.

The receivables from MinerasDyna and DynaMexico have been eliminated upon consolidation.

Dynacap Group Ltd.

The Company paid $52,500 and $102,500 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees during the years ended December 31, 2013 and 2012, respectively.

DynaNevada, Inc. and DynaNevada de Mexico S.A. de C.V. (together “DynaNevada”)

The Company advanced DynaNevada $80,000 USD and $875,000 Mexican pesos (approximately $67,000 USD) in 2013 and 2012 respectively, for maintenance of its corporate obligations and mining concessions.

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 45,001,000 shares, consisting of (i) twenty-five million (25,000,000) shares of Common Stock, par value $.01 per share (“Common Stock”), and (ii) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which one thousand (1,000) shares shall be designated as Series A Preferred Stock.

Series A Preferred Stock:

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company.  In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At December 31, 2013 and December 31, 2012 there were 1,000 and 1,000 shares of Series A Preferred Stock outstanding, respectively. The par value changed from $1.00 to $0.0001 in the current year.

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

The holders of Series B Preferred Shares do not have voting rights and are not entitled to receive a dividend. At December 31, 2013 and December 31, 2012 there were 460,446 and 0 shares of Series B Preferred Stock outstanding, respectively.

In the third and fourth quarters of 2013, $340,000 of the promissory notes and $22,734 of accrued interest were converted to Series B Preferred Stock.

Preferred Stock:

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,000,000 shares designated as Series B Preferred Stock, the Company is authorized to issue an additional 19,000,000 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2013 and December 31, 2012, there were no other shares of Preferred Stock outstanding.

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

Common Stock:

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2013 and 2012, there were 11,052,008 and 10,802,008 shares outstanding, respectively. No dividends were paid in 2013 or 2012.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,000 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2013 and 2012, respectively.

Stock Issuances:

During 2013, the Company issued 387,900 Series B preferred shares for cash for $5.00 per share.

During 2013, the Company issued 68,000 Series B preferred shares for debt at $5.00 per share.

During 2013, the Company issued 4,546 Series B preferred shares for accrued interest at $5.00 per share.

During 2013, the Company issued 250,000 common shares to MinerasDyna for services. This has been reflected as treasury stock in the equity section of the financial statements. Expense related to these services has been eliminated in consolidation.

During 2012, the Company issued 199,140 common shares for cash.

During 2012, the Company issued no shares for services.

Treasury Stock:

During 2013, the Company repurchased 28,551 shares for $94,500.

During 2012, the Company repurchased 12,954 shares for $50,750.

Treasury stock is accounted for by the cost method.

Options and Warrants:

The Company had 1,151,800 options or warrants outstanding at December 31, 2013.

During 2013, no options were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

The Company had 1,151,800 options or warrants outstanding at December 31, 2012.

During 2012, 1,126,800 options were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

NOTE 9 – EMPLOYEE BENEFIT PLANS

During the years ended December 31, 2013 and 2012, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 10 – COMMITMENTS AND CONTINGENGIES

The Company is required to pay Mexican taxes in order to maintain their concessions. Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held. The minimum expenditures are calculated based upon the land area, as well as the age of the concessions. Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.   Based on Management’s business plans, they do not anticipate any issues in meeting the minimum annual expenditures for the concessions, and the Company retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2010 minimum, adjusted for annual inflation of 4%). In 2013, DynaMexico paid concession taxes of $2,812,922 Mexican pesos in January and the same amount in July which totals approximately $441,500 US dollars.

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2013 the Company entered into a one year extension of the lease through August 31, 2014. The Company paid rent expense of $48,008 and $46,080 related to this lease for the years ended December 31, 2013 and 2012.

The following is a schedule of minimum lease payments required under the existing lease as of December 31, 2013:

Year Ended December 31:	Amount

2014	$33,332
2015 and beyond	0
$33,332

Litigation.

On December 27, 2012, the Company, and DynaMexico, filed an Original Petition and Application for Temporary Injunction and Permanent Injunction in the 14th Judicial District Court of Dallas, Texas (the “Petition”) against Defendants Goldgroup Mining Inc., Goldgroup Resources Inc., and certain individuals acting in concert with Goldgroup (collectively “Goldgroup”). The Petition alleged, among other things, that Goldgroup has wrongfully used property, confidential information and data belonging to DynaMéxico and consistently failed to disclose several matters of material importance to the public.

The Petition requested that Goldgroup be enjoined from: (a) using or disseminating any confidential information belonging to DynaMéxico, (b) asserting that Goldgroup owns any interest in the San Jose de Gracia Project, rather than owning a common shares equity interest in DynaMéxico, (c) improperly disclosing that Goldgroup is the operator of the San Jose de Gracia Project, rather than Mineras de DynaResource SA de C.V. (“MinerasDyna”), and (d) failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by a DynaUSA senior executive.

The Petition further requested, among other things: (a) a temporary and permanent injunction; (b) declaratory relief; (c) disgorgement of funds alleged to have been improperly raised as a consequence of Goldgroup’s wrongful actions; (d) cancellation of shares of DynaMéxico stock held by Goldgroup; and, (d) actual and punitive damages.

At the time of the filing, the Company believed the Petition to be necessary in order to protect its shareholder interests in DynaMexico and in order to protect the property, data, and assets of DynaMexico.

Although Goldgroup challenged the jurisdiction of Texas to the filed litigation , Goldgroup has acknowledged that it owns no direct interest in the San Jose de Gracia Property, and it has acknowledged that Mineras de DynaResource SA de C.V. (“Mineras”), DynaUSA’s 100% owned subsidiary, is the exclusive operator of the San Jose de Gracia Project.  Additionally, recent developments in México in 2013, including: (1) the signing of the Exploitation Amendment Agreement (“EAA”) between Mineras and DynaMéxico; (2) the signing of a 20 year land lease agreement between Mineras and the Santa Maria Ejido Community surrounding the San Jose de Gracia Project; and (3) the acquisition by DynaUSA of a majority interest in DynaMéxico; protect against Goldgroup’s wrongfully obtaining and/or disseminating confidential data and information of DynaMéxico.

These recent developments in México provided that the Dyna Parties non-suited the Texas action as announced by the Company on March 14, 2014, without prejudice to asserting or consolidating claims in México, as well as to contemplate additional claims or regulatory actions against Goldgroup in Canada.

Goldgroup files for Arbitration

On March 14, 2014 Goldgroup filed for arbitration, citing the Earn In Agreement dated September 1, 2006. The Company filed an answer on April 10, 2104 disputing that any issues exist which provide for arbitration.

Litigation in Mexico – Company is Plaintiff

The Company, and DynaMexico have filed several legal actions in Mexico against Goldgroup Mining Inc., Goldgroup Resources Inc., certain individuals employed or previously employed by Minop, S.A. de C.V. (a Company operating in Mexico and associated with Goldgroup Mining Inc.), and certain individuals retained as agents of Goldgroup Mining Inc. The Company and DynaMexico are plaintiffs in the actions filed in Mexico and the outcomes are pending.

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in Mexico. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-K.

Litigation – Company and/or Officers and Directors as Defendants

Other than the filing for arbitration by Goldgroup described above, The Company, nor its Officers and Directors have received any formal notice of any legal actions filed against them, nor is the Company or its Officers and Directors aware of any legal actions filed against them.

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a minority interest in DynaResource de México, S.A. de C.V. of 50% through May 17, 2013 and 20% thereafter. Changes in Non-controlling Interest for the years ended December 31, 2013 and 2012, respectively:

	2013	2012

Beginning balance	$(5,122,891)	$(3,588,806)
Operating income (loss)	(604,135)	(1,525,745)
Other comprehensive income (loss)	(2,800)	(8,340)
Ending balance	$(5,729,826)	$(5,122,891)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of FASB 160 as of January 1, 2009.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2013 and 2012, the Company’s financial assets are measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. There were no financial liabilities as of December 31, 2013 and 2012.

	Fair Value Measurement at December 31, 2012 Using:
	December 31, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,143,344	$1,143,344	$-	$-
Investment in Affiliate	70,000	-	-	70,000

	Fair Value Measurement at December 31, 2011 Using:
	December 31, 2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,522,652	$1,522,652	$-	$-
Investment in Affiliate	70,000	$-	$-	$70,000

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to December 31, 2013 through April 15, 2014 and noted the following reportable events:

Subsequent to December 31, 2013, MinerasDyna entered into a 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia. The land lease agreement is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by MinerasDyna of $ 1,359,443 Pesos (approx. $ 104,250 USD), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, MinerasDyna expects to construct a Medical Facility at SJG in year 2014, and a Community Center in year 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2013, our Chief Executive and Chief Financial Officer as of December 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified no material weakness in our internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2013. Based on its evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective and contained no material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age		Position	Held Since
K. W. (K.D.) Diepholz 1303 Regency Court Southlake, Texas 76092	56		Chairman of The Board, CEO, Treasurer	May 1995 May 1997

Dr. Jose Vargas Lugo Enique Dunant Y5 de Mayo #963 L-3 Francc, Los Parques Guamuchil, Sinc CP 81460	52		President of Mexican Operations	May 2013

Keith Wellborn Brogoitti Ascencion, Paraguay	56		Vice President of Mexican	May 2013

Chad Mooney 7016 Woodbridge Drive FlowerMound, Texas 75022	62	7	Executive Vice President– Capital Markets	Sept 2013

Charles Smith 709-B West Rusk #580 Rockwall, Texas 75087	56		Chief Financial Officer, Secretary and Director	May 2005

Melvin E. Tidwell 4804 Piccadilly Place Tyler, Texas 75703	66		Director	May 1994

Bradford J. Saulter 7618 Straits Lane Rowlett, Texas 75088	52		Vice President – Investor Relations	May 1998

K.W. Diepholz - Graduated Lake Land College; Communications and Business Emphasis; Regional Director-Fidelity Union Insurance and Investment, Dallas, Texas (1980 -1983); President - KWD Properties Corporation, Mattoon, Illinois (1983 - 1989); a privately-held Oil & Gas Exploration and Development Company involved in all phases of The Oil & Gas Business, and Various Types of Partnerships; Vice President - American Investment Retirement Corporation, Phoenix, Arizona (1990 - 1991), Involved in Program Structuring for Pension Accounts; Vice President - Ideal Securities, Inc., Dallas, Texas (1992);  Program Structuring and Marketing Management; President - DP Phoenix, a Real Estate Investment Company, Phoenix, Arizona (1991 -1992);  Investment Program Structuring, Real Estate Acquisitions, General Management;   Director:  Farm Partners, Inc., Dallas, Texas (1992-

Present);  General Management of this General Partner to Precious Metals Limited Partnership; DP Group Ltd., Dallas, Texas (1993 - Present);  President of this independent Marketing firm; Dynacap Group Ltd., Dallas, Texas (1992 - Present);  President of this Consulting and Management firm, directing the management of certain Limited Liability Investment Companies; DynaResource, Inc. (f/k/a: West Coast Mines, Inc.), Dallas, Texas (1994-Present);  Chairman, President, Treasurer, and Director. Special skills in the areas of Business Development, Project Planning, Corporate Financing, Acquisition Analysis, Investment Program Interpretation and Structuring.  Mr. Diepholz has been instrumental in the negotiations of: the acquisition of 24.9 % Net Profits Interest in the San José de Gracia in 1995; the acquisition of an additional 25 % interest in San José de Gracia in 1998; the acquisition and consolidation of 100 % of the rights to the San José de Gracia from prior owners, culminating at March, 2000; the acquisition and consolidation of several outstanding Concessions at the San José de Gracia from previous Mexican owners during 2000-3; the Direction and Management of the production operation at SJG; and the negotiation of the Stock Purchase / Earn In Agreement with Goldgroup Mining, Inc. in 2006. Mr. Diepholz is the current Chairman / CEO of the Company; and he holds the same position with DynaResource Nevada, Inc., an affiliated Company. Mr. Diepholz is also the current President of the following subsidiaries of the Company in Mexico; DynaResource de Mexico (“DynaMexico), and holding all the Powers of Attorney for the Company, Mineras de DynaResource (“MinerasDyna”), and DynaResource Operaciones (“DynaOperaciones”); And, Mr. Diepholz is also the President of DynaNevada de Mexico, the wholly owned subsidiary of DynaResource Nevada Inc.

Dr. Jose Vargas Lugo. Dr. Vargas is a licensed physician with graduate from the Universidad Nacional Autonoma de Mexico (UNAM); and is a 4th year law student at Universidad Autonoma de Sinaloa (UAS). Dr. Vargas commenced his relation with the mining business with Minera Industrial Peñoles as a Medical Assistant to the Mining Services Division of Peñoles in Fresnillo, Zacatecas. Since 1993, Dr. Vargas has been a supplier of industrial goods and services in and around the municipalities of Sinaloa de Leyva and Mocorito Sinaloa. Dr. Vargas has worked with companies such as Compañía Minera El Rosarito, which was conducting operations at San Jose de Gracia during the period 1993 – 1995. Dr. Vargas later provided services and supplies to Mineras Finesterre at San Jose de Gracia, and to Minera Pangea, which was owned by Queenstake Resources, then Nevada Pacific, and now US. Gold. Dr. Vargas began working with DynaResource de Mexico in spring 2000; as it commenced activities to acquire and consolidate the San Jose de Gracia District. Over the past + 10 Years, Dr. Vargas has proven to be an integral part of the Company’s activities at San Jose de Gracia and in Sinaloa State; involved in all facets of the Company’s business. Dr. Vargas has proven instrumental in the areas of public relations, community relations, governmental affairs, environmental matters, and overall management of the company’s business activities in Mexico. Dr. Vargas is expected to be a leader for the Company’s activities in Mexico for the foreseeable future.

Keith W. Brogoitti. Mr. Brogoitti has more than 30 years operational and managerial experience in mineral exploration, development, and production involving uranium, base metal and precious metal sectors of the mining industry. Mr. Brogoitti worked on the development of one of the first commercial gold/silver heap leach projects in Nevada.  He has held various management positions with Ivanhoe Mines Ltd., Newmont, Bema Gold and Compañía Minera Antamina. He has also worked as a technical consultant for Placer Dome, Noranda, Compañía Minera Antamina, Kennecott, Phelps Dodge, Asarco and BHP. Mr. Brogoitti has extensive international work experience in the Middle East, Asia and Central and South America.

Chad Mooney. Mr. Mooney has over 35 year’s highly productive history on Wall Street, and brings with him an extraordinary record of achievement in financial management and public and private capital markets. Mr. Mooney previously built a top 10 business at Smith Barney, where he was the largest equity syndicate producer, as well as having the largest listed equity trading business. Mr. Mooney chaired the Director’s Advisory Group at Smith Barney, representing all financial advisors at Smith Barney, and he reported directly to his mentor, Mr. Jamie Dimon, the current Chairman and CEO of financial giant, JP Morgan Chase & Co. From 1990 to 2004, Mr. Mooney served as Director of Investments for Smith Barney, and personally oversaw and advised $ 3.5 B. in client assets. In 2000, after playing a key role in building the largest water company in the world (U.S. Filter, a NYSE Listed Company) Mr. Mooney coordinated the sale of U.S. Filter to Vivendi, for $ 8.1 B Cash. Joining DynaUSA is September, 2013, Mr. Mooney is expected to work directly with Company Chairman-CEO Mr. K.D. Diepholz, and will manage the Company’s interface with public and private capital, capital markets, Investment Banks and individual investors.

Charles Smith.     Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business including audit and tax matters. He is a consultant to various companies.  Some of Mr. Smith’s business affiliations the past five years include:  Chief Financial Officer of DynaResource, Inc. – May 2005 to present. Chief Financial Officer of Med Careers Group, Inc. – September 2013 to present. Chairman of Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present. Sole proprietor as a Certified Public Accountant - 1983 to the present. President, Secretary, Treasurer and Director of Surface Coatings, Inc. – November 2012 to present. Chief Financial Officer of Specialty Contractors, Inc. – April 2013 to present. Principal of Yorkdale Capital, a financial and consulting firm – 2006 to present.

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

Item 11. Executive Compensation

The following officers received the following compensation for the years ended December 31, 2013 and 2012. These officers do not have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation	All other compensation *
K.W. Diepholz CEO, President	2013 2012	$225,000 $225,000	None None	None None	None None	None None	None None	$ 20,500 $ 28,145
Dr. Jose Vargas Lugo	2013 2012	$90,000 None	None None	None None	None None	None None	None None	None None
Keith W Brogoitti	2013 2012	$60,000 None	None None	None None	None None	None None	None None	None None
Chad Mooney Exec VP – Capital Mkts	2013 2012	$30,000 None	None None	None None	None None	None None	None None	None None
Charles Smith CFO, Secretary	2013 2012	None None	None None	None None	None None	None None	None None	$10,0000 None

Bradford J. Saulter VP – Investor Relations	2013 2012	$72,000 $72,000	$5,000 None	None None	None None	None None	None None	None $13,625

Melvin E. Tidwell, Director	2013 2012	None None	None None	None None	None None	None None	None None	None None

 * As disclosed in the financial statements, the Company paid consulting fees to Dynacap Group, Ltd. This remuneration was paid from the funds received by Dynacap.

	Option Awards					Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested
K.W. Diepholz CEO, President	None	None	None	N/A	N/A	None

Charles Smith Secretary, CFO	None	None	None	N/A	N/A	None

Dr. Jose Vargas Lugo President of Mexico Operations	None	None	None	N/A	N/A	None

Keith W. Brogoitti Vice-President of Mexico Operations	None	None	None	N/A	N/A	None

Melvin Tidwell Director	None	None	None	N/A	N/A	None

Bradford J. Saulter VP – Investor Relations	None	None	None	N/A	N/A	None

     Name of

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of December 31, 2013.  The following table sets forth the information based on 11,052,008 common shares issued and outstanding as of December 31, 2013.

COMMON SHARES	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	1303 Regency Court Southlake, Texas 76092	1,457,065	13.18%

Common Stock	Dr. Jose Vargas Lugo	Enrique Dunant Y 5 #963 L-3 Francc. Los Parques Guamuchil, Sin. CP 81460	124,508	1.13%

Common Stock	Keith W. Brogoitti	Ascencion, Paraguay	0	0.00%

Common Stock	Chad Mooney Exec VP – Capital Mkts	7106 Woodbridge Drive Flower Mound, Texas 75022	0	0%

Common Stock	Charles Smith Secretary; Director, CFO	709-B West Rusk #580 Rockwall, Texas 75087	164,250	1.49%

Common Stock	Children of Charles Smith, through Smith First Family LP.; Andrew Smith, GP	4247 Clairmont Birmingham, AL 35222	331,250	3.00%

Common Stock	Melvin E. Tidwell Director;	4804 Picadilly Place Tyler, Texas 75703	75,845	0.60%

Common Stock	Bradford J. Saulter VP., Investor Relations	7618 Straits Lane Rowlett, Texas 75088	112,531	1.02%

	All Officers, Directors And Beneficial owners as a Group (5 Persons)		2,265,449	20.50%

None of the Shares described above are subject to options which are either (a) vested, or, (b) will vest within 60 days.

OPTIONS

The officers and directors and those 5% beneficial owners held the following options as of December 31, 2013:

None.
PREFERRED SHARES
	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Preferred	K.W. Diepholz	1303 Regency Court Southlake, TX. 76092	1,000	100.0%

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Company has paid cash remuneration for services to Dynacap Group Ltd., a private consulting firm.   Mr. K.W. Diepholz - Chairman and CEO of the Company and Mr. Charles Smith, CFO and Secretary, are the Managers of Dynacap Group, Ltd.

The following has been paid for the years ended December 31, 2013 and 2012:

In 2013, the Company paid $52,500 to Dynacap Group, Ltd. for consulting and other fees;

In 2012, the Company paid $102,500 to Dynacap Group, Ltd. for consulting and other fees.

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2013 and 2012 was $67,593 and $75,500, respectively.

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

___________________

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

Signature	Title	Date

/s/ K.W. (“K.D.”) Diepholz	President, Chief Executive Officer,	April 15, 2014
K.W. (“K.D.”) Diepholz	Chairman, Director
(principal executive officer)

/s/ Charles Smith	Chief Financial Officer	April 15, 2014
Charles Smith	(principal financial and accounting officer)

