Form 10-Q
period 2014-03-31
DYNARESOURCE INC
filed 2014-05-14
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period ___________ to ____________.

Commission File Number 000-30371

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

Yes [ ] No [X].

As of May 13, 2014 there were 11,052,808 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3
	Notes to Financial Statements	10-19

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	20-45
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	46
ITEM 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	47

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	47

ITEM 3.	Default Upon Senior Securities	47

ITEM 4.	Mine Safety Disclosures	47

ITEM 5.	Other Information	48

ITEM 6.	Exhibits and Reports on Form 8-K	48

CERTIFICATIONS		49-51
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$528,733	$1,143,344
Foreign Tax Receivable	392,435	296,038
Total Current Assets	921,168	1,439,382

Property:
Mining Camp Equipment and Fixtures (Net of Accumulated Depreciation of $869,726 and $851,861)	247,397	241,518
Mining Properties (Net of Accumulated Amortization of $519,400 and $519,400)	4,183,967	4,183,967
Total Property	4,431,364	4,425,485

Other Assets:
Investment in Affiliate	70,000	70,000
Receivables from Affiliate	186,828	186,840
Other Assets	312,860	277,319
Total Other Assets	569,688	534,159
TOTAL ASSETS	$5,922,220	$6,399,026

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$81,362	$114,498
Due to Minority Shareholder	231,500	120,000
Accrued Expenses	383,150	246,722
	696,012	481,220

Long-Term Liabilities:
Notes Payable (Net of Current Portion of $0)	1,354,808	1,354,808

TOTAL LIABILITIES	$2,050,820	$1,836,028

Equity: Preferred Stock, Series A, $.0001 par value, 1,000 shares authorized,
1,000 and 1,000 shares issued and outstanding	$1	$1
Preferred Stock, Series B, $.0001 par value, 1,000,000 shares authorized, 564,946 and 460,446 shares issued and outstanding	56	46

Preferred Stock, $.0001 par value, 19,000,000 shares authorized, no shares issued and outstanding	0	0
Common Stock, $0.01 par value, 25,000,000 shares authorized,
and 11,052,808 shares issued and outstanding, respectively	110,520	110,520
Preferred Rights	40,000	40,000
Additional Paid In Capital	43,815,236	43,292,756
Treasury Stock	(707,750)	(707,750)
Other Comprehensive Income	147,902	252,611
Accumulated Deficit	(6,002,516)	(6,002,516)
Accumulated Deficit Since Reentering the Development Stage	(27,663,281)	(26,692,834)
Total DynaResource, Inc. Stockholders’ Equity	9,740,168	10,292,834
3

Non-controlling Interest	(5,868,768)	(5,729,836)
TOTAL EQUITY	3,871,400	4,562,998
TOTAL LIABILITIES AND EQUITY	$5,922,220	$6,399,026

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through March 31, 2014

	2014	2013	Cumulative Since Reentering the Exploration Stage (January 1, 2007 through March 31, 2014)

REVENUES	$0	$0	$346,726

PRE-PILOT PRODUCTION EXPENSES	820,346	0	820,346
EXPLORATION EXPENSES (exclusive of depreciation
and amortization shown separately below	0	208,893	16,514,312
GROSS PROFIT (DEFICIT)	(820,346)	(208,893)	(16,987,932)

OPERATING EXPENSES
Depreciation and Amortization Stock Issued for Services	17,865 0	22,061 0	1,003,048 2,748,564
General and Administrative	331,470	511,117	11,685,342
TOTAL OPERATING EXPENSES	349,335	533,178	15,436,954

NET OPERATING INCOME (LOSS)	(1,169,681)	(742,071)	(32,424,887)

OTHER INCOME (EXPENSE)
Portfolio Income	107	134	22,768
Currency Translation Gain (Loss)	94,042	348,634	(1,115,256)
Interest Expense	(42,338)	0	(175,687)
Other Income	0	0	(64,076)
TOTAL OTHER INCOME (EXPENSE)	51,811	348,768	(1,332,251)

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,117,870)	(393,303)	(33,757,138)

Provision for Income Taxes (Expense) Benefit	0	0	38,259
NET INCOME (LOSS)	$(1,117,870)	$(393,303)	$(33,718,879)
Net Loss Attributable to Non-Controlling Interest	139,209	198,420	5,817,172
NET LOSS ATTRIBUTABLE TO DYNARESOURCE, INC. COMMON SHAREHOLDERS	(978,661)	(194,883)	(27,901,707)

Unrealized Loss on Securities Held for Sale	0	0	(735,760)
Unrealized Currency Translation Gain (Loss)	8,214	(2,765)	797,374

TOTAL COMPREHENSIVE INCOME (LOSS)	(970,447)	(197,648)	(27,840,093)
5

Comprehensive (Income) Loss Attributable To Non-Controlling Interest	267	312	83,355

COMPREHENSIVE LOSS ATTRIBUTABLE TO
DYNARESOURCE, INC. COMMON SHAREHOLDERS	$(970,180)	$(197,336)	$(27,756,738)

EARNINGS PER SHARE, Basic and Diluted
Weighted Average Shares Outstanding Basic and Diluted	11,052,008	10,802,008
Income (Loss) per Common Share, Basic and Diluted	$(0.1011)	$(0.0364)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2014 and the Year Ended December 31, 2013

	Preferred-Series A		Preferred-Series B		Common		Preferred	Additional Paid In	Treasury	Other Compre- hensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals

Balance, January 1, 2013	1,000	1,000	—	—	10,802,008	108,020	40,000	40,429,500	(50,750)	270,794	(6,002,516)	(23,714,647)	11,081,401

Change in Par Value		(999)						999					0
Sale of Series B Preferred Shares			387,900	39				1,939,461					1,939,500
Notes Payable Converted to Series B Preferred Shares			68,000	7				339,993					340,000
Notes Payable Converted to Series B Preferred Shares			4,546	0				22,734					22,734
Common Stock Issued for Services					250,000	2,500		560,000	(562,500)				0
Common Stock Options Issued								59					59
Other Comprehensive Income										(18,183)			(18,183)
Treasury Shares Purchased									(94,500)				(94,500)
Net Income (Loss)												(2,978,187)	(2,978,187)

Balance, December 31, 2013	1,000	1	460,446	46	11,052,008	110,520	40,000	43,292,746	(707,750)	252,611	(6,002,516)	(26,692,834)	10,292,824
B Preferred Shares			104,500	10				522,490					522,500
Other Comprehensive Income										(104,709)			(104,709)
Net Income (Loss)												(970,447)	(970,447)

Balance, March 31, 2014	1,000	1	564,946-	56	11,052,008	110,520	40,000	43,815,236	(707,750)	147,902	(6,002,516)	(27,663,281)	9,740,168

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

And Cumulative Since Re-entering the Development Stage (January 1, 2007)

through March 31, 2014

(Unaudited)

	2014	2013	Cumulative Since Reentering the Development Stage (January 1, 2007) through March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,117,870)	$(393,303)	$(33,718,879)
Adjustments to reconcile net loss to cash used by operating activities:
Issuance of Common Stock for Services	0	0	2,748,564
Issuance of Common Stock Options	0	0	779,462
Issuance of Preferred Stock for Services	0	0	1,000
Depreciation and Amortization	17,865	22,061	1,003,048
Loss on Disposition of Assets	0	0	22,075
Minority Interest	8,481	0	8,481

Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	0	0	199,143
(Increase) in Foreign Tax Receivable	(96,397)	(9,223)	(343,230)
(Increase) in A/R – Related Party	0	(2,780)	(186,840)
(Increase) Decrease in Other Current Assets	0	(19,264)	166,193
(Increase) in Other Assets	(35,529)	(15,822)	(312,848)
(Decrease) in Accounts Payable	(33,136)	(134,576)	39,958
(Decrease) Increase in Accrued Expenses	136,428	(137)	301,747
(Decrease) in Deferred Tax Liability	0	0	(38,259)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(1,120,158)	(553,044)	(29,330,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(23,744)	0	(1,236,686)
Retirement of Fixed Assets	0	0	649,043
Conversion of Note Receivable to Equity	0	0	750,000
Investment in Affiliate	0	0	(70,000)
Note Receivable to Affiliate	0	0	(750,000)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(23,744)	0	(657,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DynaMéxico Earn In	0	0	17,674,712
Proceeds from Sale of Common Stock	0	0	7,585,401
Repurchase of Common Stock Options	0	0	(10,000)
Other Comprehensive Income (Loss)	(104,709)	(252,292)	102,854
Proceeds from Sale of Series B Preferred Stock	522,500	495,000	2,462,000
Proceeds from Notes	0	0	1,694,808
Loan from Minority Shareholder	111,500	0	231,500
Purchase of Treasury Stock	0	(66,500)	(517,729)
Sale of Treasury Stock	0	0	472,375
8

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	529,291	176,208	29,695,921

NET INCREASE (DECREASE) IN CASH	(614,611)	(376,836)	(292,107)

CASH AT BEGINNING OF PERIOD	1,143,344	1,522,652	820,840
CASH AT END OF PERIOD	$528,733	$1,145,816	$528,733

SUPPLEMENTAL DISCLOSURES
Non-Cash Issuance of Common Shares for Services	$0	$0	$2,748,564
Non-Cash Issuance of Preferred Shares for Services	$0	$0	$1,000
Non-Cash Conversion of Note Receivable to Equity	$0	$0	$750,000
Non-Cash Issuance of Stock Options	$0	$0	$313,500
Non-Cash Dividend of Property	$0	$0	$129,822
Cash Paid for Interest	$0	$0	$0
Cash Paid for Income Taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de México S.A. de C.V., chartered in México (“DynaMéxico”).  This Company was formed to acquire, invest in and develop resource properties in México.  In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”), and acquired effective control of Mineras de DynaResource, S.A de C.V. (formerly Minera Finesterre S.A. De C.V., “MinerasDyna”). The Company owned 25% of MinerasDyna and acquired effective control of MinerasDyna by acquiring the option to purchase the remaining 75% of the Shares of MinerasDyna. The Company finalized the option and acquisition of MinerasDyna in January 2010, and now owns 100% of MinerasDyna.  The results of these subsidiaries are consolidated with those of the Company.

From January 2008 through March 2011, DynaMéxico issued 100 Variable Capital Series “B” shares to Goldgroup Resources, Inc. a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver BC (“Goldgroup”), in exchange for Goldgroup’s contribution of $18,000,000 USD to DynaMéxico. At March 14, 2011, Goldgroup owned 50% of the outstanding capital shares of DynaMéxico.

On June 21, 2013, DynaResource acquired a Certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 million USD). After the issuance and receipt of the 300 Series B Shares, DynaUSA holds 80% of the total outstanding Capital of DynaMéxico.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2013 Form 10-K.

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

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that: 1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended March 31, 2014 and December 31, 2013 (Mexican pesos per one U.S. dollar):

		Mar 31, 2014	Dec 31, 2013

Current exchange rate	Pesos	13.04	13.07

Weighted Average exchange rate for the period ended	Pesos	13.05	12.75

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At March 31, 2014, the Company had a balance of $161,561 that was in excess of the FDIC insurance limit of $250,000. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. No allowance has been established as all receivables were deemed to be fully collectable.

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of March 31, 2014 and December 31, 2013 and $392,435 and $296,038, respectively.

Inventory:

As the Company ceased mining production in 2006, there is no inventory as of March 31, 2014 and December 31, 2013.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing, no events have occurred that would require write-down of any assets.  As of March 31, 2014, no indications of impairment existed.

Pre Pilot-Production Costs:

The Company is in the process of rehabilitating the San Pablo mine, and refurbishing the Pilot Mill Facility and preparing for Pilot Production Operations. The costs associated with the rehabilitation, preparation, clean up and facilitation of this process are expensed as pre pilot-production costs.

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

As of March 31, 2014, no indications of impairment existed.

Advertising Costs:

The Company incurred no advertising costs for the three months ended March 31, 2014 and 2013.

Income Taxes:

Income from the parent company, DynaUSA, is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carry-forwards (see Note 6), there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance. Income from the subsidiaries, are taxed at applicable Mexican tax law.

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

Comprehensive Income:

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended March 31, 2014 and December 31, 2013, the Company’s components of comprehensive income were foreign currency translation adjustments and unrealized losses on securities held for sale.

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

There were no potentially dilutive common stock equivalents as of March 31, 2014, therefore basic earnings per share equals diluted earnings per share for the period ended March 31, 2014.  The Company had 1,151,800 options and warrants outstanding at March 31, 2014. The Company also had convertible debt instruments as of March 31, 2014. As the Company incurred a net loss during the period ended March 31, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flows.

Reclassifications:

Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 – PROPERTY

Property consists of the following at March 31, 2014 and December 31, 2013:

	2014	2013

Mining camp equipment and fixtures	$648,866	$648,866
Transportation equipment	262,348	262,348
Lab equipment	14,306	14,306
Machinery and equipment	66,931	43,187
Office furniture and fixtures	76,894	76,894
Office equipment	11,673	11,673
Computer equipment	36,105	36,105
Sub-total	1,117,123	1,093,379
Less: Accumulated depreciation	(869,726)	(851,861)
Total Property	$247,397	$241,518

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $17,865 and $20,932 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 3 – MINING PROPERTIES

Mining properties consist of the following at March 31, 2014 and December 31, 2013:

13

	2014	2013
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(519,400)	(519,400)

Total Mining Properties	$4,183,967	$4,183,967

Amortization expense was $0 and $1,129 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 4 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE

Through March 31, 2014, the Company loaned a total of $805,760 USD to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, SA de CV. (“DynaNevada de México”).  The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.  DynaNevada is a related entity (affiliate), and through its subsidiary DynaNevada de México, has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June, 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 / Share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management believes has no merit. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of March 31, 2014 and December 31, 2013 to be $70,000. Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

The Company has advanced funds to DynaNevada on a regular basis in order for DynaNevada to meets its basis filing and reporting obligations with the Mexican authorities relating to tax returns and paying taxes on its concessions. As of March 31, 2014 and December 31, 2013, the advances totaled $186,840 and $186,840, respectively. The amounts are carried in “other assets”.

NOTE 5 – PROMISSORY NOTES

Notes Payable – Series I

At March 31, 2014, the Company was obligated to repay Promissory Notes in the amount of $1,205,000 (the “Notes”). The Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Notes (In Aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, and up to fifty thousand tons) processed through the existing, or improved mill facilities at San Jose de Gracia. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund cash reserve. The Notes mature on December 31, 2015.

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

Notes Payable – Series II

At March 31, 2014, the Company was obligated to repay Promissory Notes in the amount of $149,808 (the “Notes”). The Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Notes (In Aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, on the second fifty thousand tons) processed through the existing, or improved mill facilities at San Jose de Gracia. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund. The Notes mature on December 31, 2015.

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

No conversions occurred in the 1st qtr.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of March 31, 2014 and December 31, 2013 are as follows:

Deferred Tax Asset Related to:

	2014	2013
Prior Year	$9,500,294	$8,282,305
Tax Benefit for Current Year	454,458	1,217,989
Total Deferred Tax Asset	9,954,752	9,500,294
Less: Valuation Allowance	(9,954,752)	(9,500,294)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $33,500,000 at March 31, 2014, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2014.

NOTE 8 – RELATED PARTY TRANSACTIONS

DynaResource de México (“DynaMéxico”)

In May 2013, the Company agreed to receive a Share Certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares on June 21, 2013, DynaUSA holds 80% of the total outstanding Capital of DynaMéxico. As of March 31, 2014, the Company’s wholly owned subsidiary MinerasDyna had an account receivable due from DynaMéxico in the amount of $2,800,000.

Mineras de DynaResource (“MinerasDyna”)

As of March 31, 2014, the Company had advanced $3,348,000 to MinerasDyna. MinerasDyna had advanced $2,800,000 to DynaMéxico as of March 31, 2014 and this amount is carried as a receivable by MinerasDyna from DynaMéxico.

As of December 31, 2012, the Company agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

The receivables from MinerasDyna and DynaMéxico have been eliminated upon consolidation.

Dynacap Group Ltd.

The Company paid $35,000 and $12,500 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees during the three months ended March 31, 2014 and 2013, respectively.

DynaNevada, Inc. and DynaNevada de México S.A. de C.V. (together “DynaNevada”)

 The Company advanced DynaNevada $0 and $48,000 in the three months ended March 31, 2014 and 2013, respectively, for maintenance of its corporate obligations and mining concessions.

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 45,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which one thousand (1,000) shares shall be designated as Series A Preferred Stock and (ii) twenty-five million (25,000,000) shares of Common Stock, par value $.01 per share (“Common Stock”).

Series A Preferred Stock:

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company.  In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At March 31, 2014 and December 31, 2013 there were 1,000 and 1,000 shares of Series A Preferred Stock outstanding, respectively. The par value changed from $1.00 to $0.0001 in 2013.

Series B Preferred Stock:

The Company has designated 1,000,000 shares of its Preferred Stock as Series B, having a par value of $0.0001 per share.  Holders of the Series B Preferred Shares have the right to convert into Common Stock of the Company on the following schedule:

Date of Conversion	# of Common Shares Received on Conversion For Each Preferred Share	# of Common Stock Warrants Received On Conversion for Each Preferred Share	Company can force the Option?
April 1 to June 30, 2014	2	0	N
July 1 to Dec 31, 2014	1.5	.75	N
January 1 to June 30, 2015	1	1	N
July 1 to December 31, 2015	1	0	Y

The holders of Series B Preferred Shares do not have voting rights and are not entitled to receive a dividend. At March 31, 2014 and December 31, 2013 there were 564,946 and 460,446 shares of Series B Preferred Stock outstanding, respectively.

In the third and fourth quarters of 2013, $340,000 of the promissory notes and $22,734 of accrued interest were converted to Series B Preferred Stock. No conversions occurred in the three months ended March 31, 2014.

Preferred Stock (Undesignated):

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,000,000 shares designated as Series B Preferred Stock, the Company is authorized to issue an additional 19,000,000 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At March 31, 2014 and December 31, 2013, there were no other shares of Preferred Stock outstanding.

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

Common Stock:

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At March 31, 2014 and 2013, there were 11,052,008 and 11,052,008 shares outstanding, respectively. No dividends were paid for the three months ended March 31, 2014 and 2013.

Preferred Rights:

The Company issued “Preferred Rights” and received $158,500 in 2003 and $626,000 in 2002, for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of March 31, 2014 and December 31, 2013, respectively.

Stock Issuances:

During the three months ended March 31, 2014, no common shares were issued.

During the three months ended March 31, 2014, the Company issued 104,500 Series B preferred shares for cash for $5.00 per share.

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

Treasury Stock:

During the three months ended March 31, 2014, no activity in treasury stock occurred.

During 2013, the Company repurchased 28,551 shares for $94,500.

Treasury stock is accounted for by the cost method.

Options and Warrants:

The Company had 1,151,800 options or warrants outstanding at March 31, 2014.

During the three months ended March 31, 2014, no options or warrants were issued or exercised.

The Company had 1,151,800 options or warrants outstanding at December 31, 2013.

During 2013, no options were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

NOTE 10 – EMPLOYEE BENEFIT PLANS

During the periods ended March 31, 2014 and December 31, 2013, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 11 – COMMITMENTS AND CONTINGENGIES

The Company is required to pay taxes in México in order to maintain concessions owned by DynaMéxico.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.  Based on Management’s business plans, the Company does not anticipate that DynaMéxico will have any issues in meeting the minimum annual expenditures for the concessions, and DynaMéxico retains sufficient carry forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2012 minimum, adjusted for annual inflation of 4%).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2011 and then in August 2012, the Company entered into a one year extensions of the lease through August 31, 2014. The Company paid rent expense of $12,499 and $11,760 related to this lease for the three months ended March 31, 2014 and 2013, respectively.

The following is a schedule of minimum lease payments required under the existing lease as of March 31, 2013:

Year Ended December 31:	Amount

2014	$20,832
2015 and beyond	0
$20,832

Litigation.

On December 27, 2012, the Company, and DynaMéxico, filed an Original Petition and Application for Temporary Injunction and Permanent Injunction in the 14th Judicial District Court of Dallas, Texas (the “Petition”) against Defendants Goldgroup Mining Inc., Goldgroup Resources Inc., and certain individuals acting in concert with Goldgroup (collectively “Goldgroup”). The Petition alleged, among other things, that Goldgroup has wrongfully used property, confidential information and data belonging to DynaMéxico and consistently failed to disclose several matters of material importance to the public.

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

At the time of the filing, the Company believed the Petition to be necessary in order to protect its shareholder interests in DynaMéxico and in order to protect the property, data, and assets of DynaMéxico.

Although Goldgroup challenged the jurisdiction of Texas to the filed litigation, Goldgroup has acknowledged that it owns no direct interest in the San Jose de Gracia Property, and it has acknowledged that Mineras de DynaResource SA de C.V. (“Mineras”), DynaUSA’s 100% owned subsidiary, is the exclusive operator of the San Jose de Gracia Project.  Additionally, recent developments in México in 2013, including: (1) the signing of the Exploitation Amendment Agreement (“EAA”) between Mineras and DynaMéxico; (2) the signing of a 20 year land lease agreement between Mineras and the Santa Maria Ejido Community surrounding the San Jose de Gracia Project; and (3) the acquisition by DynaUSA of a majority interest in DynaMéxico; protect against Goldgroup’s wrongfully obtaining and/or disseminating confidential data and information of DynaMéxico.

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

Litigation in México – Company is Plaintiff

The Company, and DynaMéxico have filed several legal actions in México against Goldgroup Mining Inc., Goldgroup Resources Inc., certain individuals employed or previously employed by Minop, S.A. de C.V. (a Company operating in México and associated with Goldgroup Mining Inc.), and certain individuals retained as agents of Goldgroup Mining Inc. The Company and DynaMéxico are plaintiffs in the actions filed in México and the outcomes are pending.

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-Q.

Litigation – Company and/or Officers and Directors as Defendants

Other than the filing for arbitration by Goldgroup described above, The Company, nor its Officers and Directors have received any formal notice of any legal actions filed against them, nor is the Company or its Officers and Directors aware of any legal actions filed against them.

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to a 50% interest in DynaResource de México, S.A. de C.V. Changes in Non-controlling Interest for the three months ended March 31, 2014 and 2013, respectively were as follows:

	Three Months Ended March 31, 2014	2013

Beginning balance	$(5,729,826)	$(5,122,891)
Operating income (loss)	(139,209)	(604,135)
Other comprehensive income (loss)	267	(2,800)
Ending balance	$(5,868,768)	$(5,729,826)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of ASC 160 as of January 1, 2009.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of March 31, 2014 and December 31, 2013, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 4.

	Fair Value Measurement at March 31, 2014 Using:
	Mar 31, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$528,733	$528,733	$-	$-
Investment in Affiliate	70,000	-	-	70,000
	$598,733	$528,733	$-	$70,000

Liabilities:
Accounts Payable and Accrued Liabilities	$464,512	$464,512	$-	$-

	$464,512	$464,512	$-	$-

	Fair Value Measurement at December 31, 2013 Using:
	December 31, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,143,344	$1,143,344	$—	$—
Investment in Affiliate	70,000	$—	$—	$70,000
	$1,213,344	$1,143,344	$—	$70,000

Liabilities:
Accounts Payable and Accrued Liabilities	$361,220	$361,220	$—	$—
	$361,220	$361,220	$—	$—

NOTE 14 – SUBSEQUENT EVENTS

The Company issued preferred Series B shares in exchange for $675,000 at a price of $5, convertible 2 to 1 to common shares.

The Company received $250,000 for a note payable, convertible to common shares at $2.50/share.

The Company deliveredgold product for sale for approximately $315,000 in May, 2014.

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

Through its 80% owned Mexican subsidiary, DynaResource de México, S.A. de C.V. (“DynaMéxico”), the Company owns a portfolio of mining concessions that currently includes its interests in the San José de Gracia Project (“SJG”) in northern Sinaloa State, México. The SJG District covers 69,121 hectares (170,802 acres) on the west side of the Sierra Madre mountain range.

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

At incorporation of DynaMéxico, 100 shares of Fixed Capital Series “A” shares were issued with DynaUSA receiving 99 shares and Koy W. Diepholz receiving 1 share.

From January 2008 through March 2011, DynaMéxico issued 100 Variable Capital Series “B” Shares to Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver, BC. (“Goldgroup”), in exchange for Goldgroup’s contributing $18,000,000 USD to DynaMéxico. At the issuance of the 100 Series B Shares to Goldgroup, it owned 50% of the outstanding capital shares of DynaMéxico.

On May 17, 2013, DynaResource agreed to acquire a Certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares on June 21, 2013, DynaUSA holds 80% of the total outstanding Capital of DynaMéxico. DynaMéxico owns 100% of the San Jose de Gracia Project in northern Sinaloa, México ("SJG", and the "SJG Property"). (See table representation of the outstanding Capital of DynaMéxico below).

The exchange of shares by DynaMéxico for amounts payable to DynaUSA was unanimously approved by attending shareholders at a meeting of the shareholders of DynaMéxico, held on the second call for shareholder's meeting on May 17, 2013 in Mazatlan, Sinaloa, México. Of the total amount of $31,090,170 Mexican Pesos exchanged for the 300 Shares, $150,000 Mexican Pesos was accounted for at the nominal value of $500 Mexican Pesos per share, and the remaining balance of $30,940,710 Mexican Pesos was accounted for as a premium for the subscription of the shares agreed to be paid by DynaUSA.

The date of issuance of the 300 Series B Share Certificate was June 21, 2013. As a result of the issuance and exchange of the 300 Variable Capital shares for amounts owed to DynaUSA, the accounts payable amount owed by DynaMéxico to DynaUSA was retired in full. MinerasDyna, the 100 % owned subsidiary of DynaUSA, continues to carry an amount receivable from DynaMéxico of $2,800,000 USD at March 31, 2014, and MinerasDyna continues to make cash advances to DynaMéxico under the terms of the exploitation amendment agreement (“EAA”), below.

After the issuance of the 300 Series B Variable Capital shares of DynaMéxico to DynaUSA as described above, the current outstanding Capital of DynaMéxico is set forth in the table below:

DynaMéxico Shareholder	Fixed Capital Series "A" Shares	Variable Capital Series "B" Shares	Total Capital Shares (Series A and B)
DynaResource, Inc.	099	300	399
Koy W. Diepholz	001		001
Goldgroup Resources Inc.		100	100
Total Capital Issued	100	400	500

DynaResource currently owns 80% of the outstanding common shares of DynaMéxico.

On May 15, 2013, MinerasDyna entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to MinerasDyna the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by MinerasDyna to DynaMéxico; and, (B) After Item (A) above, the receipt by MinerasDyna of 75 % of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that MinerasDyna has received 200 % of its advanced funds; and, (C) After Items (A) and (B) above; the receipt by MinerasDyna of 50 % of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and, (D) in addition to Items (A), (B), and (C) above, MinerasDyna shall receive a 2.5 % NSR (“Net Smelter Royalty”) on all minerals sold from SJG over the term of the EAA.

The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by MinerasDyna with DynaMéxico in April 2005, wherein MinerasDyna was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

On June 17, 2013, DynaMéxico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in México ("SEMARNAT"), the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at SJG ("the Semarnat-SJG Mill Permit," and, the "Semarnat Exploitation Permit"). Under the terms of the Semarnat-SJG Mill Permit, DynaMéxico will be responsible to maintain the SJG pilot mill facility, and including the adjacent tailings pond area, in compliance with the regulations described in la Norma Oficial Mexicana ("NOM-141-SEMARNAT-2003).

On September 30, 2013, DynaMéxico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in México ("SEMARNAT"), the approval and permission which allows for the exploitation and mining activities at the San Pablo Area of SJG ("the Semarnat-SJG San Pablo Exploitation Permit" and the "Semarnat Exploitation Permit"). Under the terms of the Semarnat Exploitation Permit, DynaMéxico will be restricted to conducting exploitation activities within the San Pablo Area of SJG (as defined in the Map of the San Pablo area as submitted to Semarnat).

In January, 2014, MinerasDyna entered into a 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia. The Land Lease Agreement is dated January 6, 2014 and continues through 2033. The Land Lease agreement covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by MinerasDyna of $ 1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, MinerasDyna expects to construct a Medical Facility at SJG in year 2014, and a Community Center in year 2015.

The Land Lease Agreement provides MinerasDyna with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

Licenses and Concessions

The SJG District is comprised of 33 mining concessions covering 69,121 hectares (171,802 acres) and is located within the Sierra Madre gold-silver belt, where the majority of hydrothermal deposits in México are located. The Company’s concessions, all of which are formally held by DynaMéxico, are granted by the Mexican government, or acquired from previous owners. The Company’s concessions are comprised of a combination of exploration concessions and development concessions, are filed in the Public Registry of Mining, and are scheduled to expire from 2028 through 2058. The concessions can be renewed prior to the expiry dates. The table below contains a listing of the mineral concessions currently held by DynaMéxico.

Under amendments to the Mining Act of México that came into effect on December 2006, the classifications of Mining Exploration Concessions and Mining Exploitation Concessions were replaced by a single classification of Mining Concessions valid for a renewable term of 50 years, commencing from the initial issuance date. To be converted into Mining Concessions at the time these amendments came into force, former exploration and exploitation concessions had to be in good standing at the time of conversion. All of the SJG concessions were converted to 50-year Mining Concessions at the time the amendments to the Mining Act came into effect. To renew the 50-year term, Mining Concessions must be in good standing at the time application is filed. An application for renewal must be filed within 5 years prior to expiration of the term.

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

As of the date of this Form 10-Q, all of the 33 mining concessions comprising the SJG Property are in good standing with respect to the payment of taxes and the filing of assessment work obligations imposed by the Mining Act of México and its Regulations.

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

(1) According to the records of the Mines Registry Office, the registered owners to 100% undivided title to the San Miguel (t.183504) mining concession are: María Trinidad Acosta Salazar (25%), Miguel López Medina (25%), Josefa González Castro (25%) and Otilia Tracy Vizcarra (25%). On October 17, 2000 and March 8, 2001 DynaMéxico signed with each of Miguel Lopez Medina and Josefa Gonzalez Castro, respectively, agreements for the transfer to DynaMéxico of 50% undivided title to the San Miguel (t.183504) mining concession (the “San Miguel Transfer Agreements”).

In respect to the San Miguel Transfer Agreements, DynaMéxico has been advised that in order for the San Miguel Transfer Agreements to produce legal effects and be eligible for registration before the Mines Registry Office, DynaMéxico is required to first obtain the legal consent to such transfers, or the written relinquishment of first rights of refusal, from María Trinidad Acosta Salazar and Otilia Tracy Vizcarra (or court-appointed estate executor).

In addition to the San Miguel Transfer Agreements, DynaMéxico has entered into the following Promise to Sell and Purchase Agreements (the “San Miguel Promise to Sell and Purchase Agreements”):

(a) Promise to Sell and Purchase Agreement signed on March 8, 2001 among DynaMéxico and Maria Trinidad Acosta Salazar, the registered owner to 25% undivided title to the San Miguel (t.183504) mining concession, and

(b) Promise to Sell and Purchase Agreement signed on December 15, 2000 among DynaMéxico and Margarita Tracy Vizcarra, the sister of the deceased Otilia Tracy Vizcarra.

In respect to the San Miguel Promise to Sell and Purchase Agreements, DynaMéxico has been advised that:

(a) with respect to the Promise to Sell and Purchase Agreement signed on March 8, 2001 among DynaMéxico and Maria Trinidad Acosta Salazar, to contact Ms. María Trinidad Acosta Salazar to demand compliance with such agreement by executing the definitive transfer to DynaMéxico of the 25% undivided title to the San Miguel (t.183504) mining concession registered in her name, and

(b) with respect to the Promise to Sell and Purchase Agreement signed on December 15, 2000 among DynaMéxico and Margarita Tracy Vizcarra, the sister of the deceased Otilia Tracy Vizcarra, the estate of Otilia Tracy Vizcarra requires the appointment of a court-appointed executor that would be capable under Mexican law to formally grant the estate´s consent for the execution of the San Miguel Transfer Agreements, to relinquish the estate´s first rights of refusal or to request court approval for the transfer to DynaMéxico of the 25% undivided interest in the San Miguel (t.183504) mining concession registered in the name of the deceased Otilia Tracy Vizcarra.

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), MinerasDyna maintains access and surface rights to the SJG Project pursuant to the 20 year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by MinerasDyna of $ 1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, MinerasDyna expects to construct a Medical Facility at SJG in year 2014, and a Community Center in year 2015.

The Land Lease Agreement provides MinerasDyna with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

Property Location

The San Jose de Gracia mining property surrounds the area of San Jose de Gracia, Sinaloa State, México. San Jose de Gracia is located on the west side of the Sierra Madre mountain range in the Sierra Madre Gold-Silver Belt, approximately 100 kilometers inland from Los Mochis, Sinaloa México and approximately 200 kilometers north of Mazatlan, Sinaloa.

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

Infrastructure and Local Resources

Power

A power line to the San José de Gracia Project has been installed by the Comisión Federal de Electricidad, the only authorized power producer in México. The power line was installed in March 2012 from the municipality of Sinaloa de Leyva (La Estancia area), a distance of approximately 75 kilometers.

The power line is currently 220 volts maximum capacity, which supports domestic use only, including the office and camp facilities at SJG, such as water pump, air conditioning, refrigeration, lights, internet, and fans, as well as local residential use. Currently, the SJG Project produces its own diesel-generated power for industrial use.

Water

 The water source for the SJG camp is from a water well located close to the river which runs just west of the village of San José de Gracia. DynaMéxico has obtained the water concession rights for this water source, which provide for usage of 1,000,000 cubic meters per year. Currently, DynaMéxico estimates its consumption of water to be approximately 10,000 liters per week.

Accommodations

The mine site area camp maintains facilities which can accommodate about 50 persons. The village of San José de Gracia maintains few stores, and which offer only minimal goods.

Offices – Camp Facilities

DynaMéxico maintains an administrative and logistics office in Guamuchil, located 125 kilometers southwest of the SJG property. The SJG Project sources many of its supplies from Guamuchil, and from Los Mochis and Culiacan. A satellite dish installed at the SJG Property provides communications from the SJG Property to Guamuchil.

The SJG property is described in more detail in this Form 10-Q, under Item 2, Properties.

Sierra Madre Gold-Silver Belt in México

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

Pilot Production Activities (2003 – 2006)

DynaMéxico, conducting activities through its operating sister companies MinerasDyna and DynaOperaciones, mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006. 18,250 Oz. gold was produced and sold from mill feed tonnage of 42,000 tons, at an average grade of approximately 15-20 g/t. Production costs were reported at approximately $ 175. / Oz. Au in this small scale, pilot production operation.

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

Earn In / Option Agreement – Financing of Drilling – Exploration Programs

As gold prices continued to appreciate into 2006, exploration financing opportunities increased and the Company negotiated and entered into an Earn In / Option Agreement with Goldgroup Mining Inc. (“Goldgroup”), dated September 1, 2006. The terms of the Earn In / Option Agreement provided for Goldgroup to furnish $18,000,000 USD financing to DynaMéxico for exploration expenditures at SJG, in exchange for a 50% share interest in DynaMéxico.

On June 21, 2013, DynaResource acquired a Certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares, DynaUSA holds 80% of the total outstanding Capital of DynaMéxico. DynaMéxico owns 100% of the San Jose de Gracia Project in northern Sinaloa, México.

No Known Reserves

Currently, the Company’s drilling programs (through DynaMéxico) are exploratory in nature. The Company expects to commence pilot production activities in 2014.

The SJG Property is without known reserves

Under U.S. standards, set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

Future Drilling – Exploration Programs

Further drilling programs at SJG are contemplated, in view of the 2012 DynaMéxico-CAM SJG Mineral Resource Estimate and the formal National Instrument 43-101(“NI 43-101”) Technical Report for San Jose de Gracia (the “2012 DynaMéxico Luna-CAM SJG Technical Report”), and the updated NI 43-101 Technical Report, dated December 31, 2012 (See “Updated National Instrument 43-101 Technical Report for San Jose de Gracia”, below.)

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

National Instrument 43-101 (“NI 43-101”) Mineral Resource Estimate

The Company received from DynaMéxico on February 14, 2012 a National Instrument 43-101 (“NI 43-101”) Mineral Resource Estimate for San Jose de Gracia. The NI 43-101 Mineral Resource Estimate was prepared by Mr. Robert Sandefur, BS, MSc, P.E., a Qualified Person (“QP”) as defined under NI 43-101, and a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”). The Mineral Resource Estimate concentrates on four separate vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima.

National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received from DynaMéxico on March 28, 2012 a National Instrument 43-101 (“NI 43-101”) compliant Technical Report for the San Jose de Gracia Project (the “2012 DynaMéxico Luna-CAM SJG Technical Report”, the “Technical Report”), and approved by DynaResource de México, SA de CV. (“DynaMéxico”), the 100% owner of SJG.

The 2012 DynaMéxico Luna-CAM SJG Technical Report was prepared by Mr. Ramon Luna, BS, P.Geo., of Servicios y Proyectos Mineros, Hermosillo, México, and a Qualified Person as defined under NI 43-101; and by Mr. Robert Sandefur, BS, MSc, P.E., a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO., and a Qualified Person as defined under NI 43-101. The 2012 DynaMéxico Luna-CAM SJG Technical Report includes as Section Fourteen (14) a Mineral Resource Estimate for SJG as prepared by Mr. Sandefur (the “2012 DynaMéxico-CAM SJG 43-101 Mineral Resource Estimate”, the “Resource Estimate”).

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012.

 Updated National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received from DynaMéxico on December 31, 2012, an updated NI 43-101 compliant Technical Report for the San Jose de Gracia Project (the “Updated 2012 DynaMéxico Luna-CAM SJG Technical Report, and the “updated Technical Report”). The updated Technical Report was approved by DynaMéxico, and filed by the Company with SEDAR on December 31, 2012.

Commissioning of an Updated Mineral Resource Estimate

During the fourth quarter 2012, DynaMéxico, through MinerasDyna, commissioned Chlumsky, Armbrust & Meyer LLC, Lakewood, CO. (“CAM”), Mr. Robert Sandefur, BS, MSc, P.E., senior reserve analysis and a Qualified Person as defined under NI 43-101, for the purpose of updating the Mineral Resource Estimate at San Jose de Gracia and to include lower grade mineralized areas of San Jose de Gracia using a .3 g/t Au cut off grade. This work is pending until the company deems it necessary to continue.

Commissioning of Metallurgical Testing

During the fourth quarter 2012, DynaMéxico, through MinerasDyna, engaged Kappes, Cassiday & Associates, Reno, NV. (“KCA”), for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia. This work is pending until the company deems it necessary to continue.

Company Transition from Exploration to Mining – Production

The Company expects to transition its business from that of a purely exploration company, to an exploration and production company in 2014. The basis for the exploration and production activity is provided through the foundational resource for SJG as reported in the 2012 DynaMéxico-CAM SJG Mineral Resource Estimate (and Technical Report), and supported further by the company’s successful pilot production activities during the 2003-2006 period.

SEMARNAT Permission for Operating Mill Facility at San Jose de Gracia

On June 17, 2013, DynaMéxico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in México ("SEMARNAT"), the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at SJG ("the Semarnat-SJG Mill Permit," and, the "Semarnat Permit"). Under the terms of the Semarnat-SJG Mill Permit, DynaMéxico will be responsible to maintain the SJG pilot mill facility, and including the adjacent tailings pond area, in compliance with the regulations described in la Norma Oficial Mexicana ("NOM-141-SEMARNAT-2003).

Rehabilitation of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, MinerasDyna is in process of the rehabilitating and planning the subsequent operation of the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is projected to process bulk samples to be mined from selected target areas of SJG. Operations at SJG will be managed by MinerasDyna, and are projected to be similar to those conducted by DynaMéxico during the 2003-2006 Period.

SEMARNAT Permission for Exploitation and Mining of the San Pablo Mine Area at San Jose de Gracia

On September 30, 2013, DynaMéxico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in México ("SEMARNAT"), the approval and permission which allows for the exploitation and mining activities at the San Pablo Area of SJG ("the Semarnat-SJG San Pablo Exploitation Permit" and, the "Semarnat Exploitation Permit").

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

Property Geology

The oldest rocks exposed at San José de Gracia are deformed Paleozoic shale, sandstone, conglomerate and minor limestone, which are non-conformably overlain by andesite and rhyodacite flows and tuffs of the LVS.  Volcanic and sedimentary strata are cut by quartz-feldspar porphyry, porphyritic diorite bodies and fine-grained m mafic dykes, which may be co-temporal with the LVS.  Ignimbrites of the UVS are exposed at higher elevations on the property and are thought to act as a post mineralization cap rock, thereby indicating an Early to Mid Tertiary (Paleocene to Eocene) age for gold mineralization at San José de Gracia.

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

Lab

A field laboratory is maintained within the camp facility. DynaMéxico utilized the lab for internal assaying services during its production activities of 2003-2006. Assays were performed by DynaMéxico personnel for mined mineralization, feed mineralization, gravity and flotation concentrates, and tailings. The current status of the lab and equipment is care and maintenance. The Company anticipates that MinerasDyna will utilize the lab facility in the future for providing check assays to support ongoing exploration and bulk sampling works.

Mineral Resource Estimate - Construction of Wireframes

Mineral Resources were estimated by Mr. Sandefur within wireframes constructed by technical personnel of Minop SA de CV (“Minop”), a subsidiary of Goldgroup Mining Inc. (“Goldgroup”). Minop was contracted by Mineras de DynaResource SA de CV. (“MinerasDyna”).

Mineral Resource Estimate - Parameters Used to Estimate the Mineral Resource

The data base for the San Jose de Gracia Project consists of 372 drill holes of which 361 are diamond drill holes and the remaining 11 were reverse circulation holes, with a total drilling of 75,878 meters. The 2012 DynaMéxico-CAM SJG Mineral Resource Estimate concentrates on four main mineralized vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima. Of the 372 drill holes, 368 were drilled to test these four main vein systems and the remaining four holes tested the Argillic Zone. Technical personnel of Minop built three dimensional solids to constrain estimation to the interpreted veins in each swarm. The 172 holes most recently drilled (2009-2011), were allocated as follows: Tres Amigos (64 holes), San Pablo (49 holes), La Union (24 holes), La Purisima (32 holes) and the Argillic Zone (3 holes).

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

All other Mineral Resources were classified as “Inferred”. Since there are no precise quantitative definitions of Measured, Indicated and Inferred, resource classification is subjective and depends on the experience and judgment of the Qualified Person (“QP”) calculating the resource estimate. CAM, Mr. Sandefur QP, allowed indicated material at Tres Amigos and San Pablo because of (1) the similarity of the variograms, and (2) the fact of recent production by DynaMéxico from San Pablo of some 42,000 tonnes plant feed at an average grade of approximately 15 g/t (“grams per tonne”).  Three of the individual veins at La Purisima satisfied criterion (1) above but Mr. Sandefur elected not to include this material in “Indicated” because of the shorter first range at La Purisima. This Mineral Resource Estimate for SJG does not include any ore loss or dilution outside wireframes, and as currently defined, is probably most appropriate for a highly selective, small equipment underground operation.

The veins at San Jose de Gracia have been historically mined for many years and historic mined volumes are not available. The one exception is the approximate 42,000 tonnes of ore processed by DynaMéxico during its pilot production activities in 2003-2006. The resource table is not adjusted for any historic mining. To validate that historic mining had not significantly reduced the resource, CAM reviewed the database for all assays greater than 1 gram per ton gold that were next to missing values at the bottom of drill holes. Only four assays satisfying this criterion were found, and on the basis of this review, CAM does not believe that significant mining has occurred within the volumes defined by the wireframes.

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

Currently, the Company’s drilling programs are exploratory in nature. However, The Company expects to commence pilot production activities in 2014 using the foundational resource for SJG as reported in the 2012 DynaMéxico-CAM SJG Mineral Resource Estimate (and Technical Report), and supported further by the company’s recent pilot production activities during the 2003-2006 period.

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

2012 DynaMéxico CAM Mineral Resource Estimate and Technical Report - Qualified Persons

Mr. Luna and Mr. Sandefur each are a “Qualified Person” as that term is defined in National Instrument 43-101 and is “independent” as that term is also defined in National Instrument 43-101.

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012. And, on December 31, 2012, the Company filed an updated Technical Report on SEDAR.

DynaMéxico Water Concession

The Company has been informed by DynaResource de México, SA de CV. (“DynaMéxico”), the 100% owner of SJG, that DynaMéxico has secured the Water Rights Concession for the area surrounding SJG. The Director of Water Administration of the National Water Commission of México (CONAGUA) formally certified in writing the rights of DynaResource de México, S.A. de C.V. to legally use, exploit and extract 1,000,000 m3 of water per year from the DynaMéxico extraction infrastructure located within the perimeter of the mining concessions comprising the San Jose de Gracia Mining Property in Sinaloa State, México. CONAGUA determined that the DynaMéxico water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMéxico will be subject to applicable levies imposed by the Mexican tax authorities in accordance with current Mexican tax laws.

Exclusive Operating Entity at San Jose de Gracia

Under agreement with DynaMéxico, Mineras de DynaResource SA de CV. (“MinerasDyna”) has been named the exclusive operating entity at the San Jose de Gracia Project. DynaResource owns 100% of MinerasDyna.

DynaMéxico General Power of Attorney

The Chairman-CEO of DynaUSA also serves as the President of DynaMéxico and as the President of MinerasDyna. And, the President of DynaMéxico holds a broad power of attorney granted by the shareholders of DynaMéxico which gives the current President significant and broad authority within DynaMéxico.

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

Environmental Matters

Our activities are largely outside the United States and subject to governmental regulations for the protection of the environment. We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. DynaMéxico is involved with reclamation matters with the oversight of Semarnat, the federal environmental agency of México.

Exploration and Mining Permit Requirements (México)

In respect of permit requirements for mineral exploration and mining in México, the most relevant applicable laws, regulations and official technical norms are the following: the Federal Mining Act, and its Regulations, the Federal Environmental Protection and Ecological Equilibrium Act, and its Regulations, the Federal Sustainable Forestry Development Act and its Regulations, the Federal Explosives and Firearms Act, the National Waters Act and the Mexican Official Norm 120.

To carry out mineral exploration activities, holders of mining concessions in México are required to file at the offices of the Federal Secretariat of the Environment and Natural Resources (“SEMARNAT”) a “Notice of Commencement of Exploration Activities” under the guidelines of the Mexican Official Norm 120 (“Norm 120”). SEMARNAT is the office of the Federal Government of México responsible for the review and issuance of a CSUP (referenced below), the review of a Technical Justification Study (referenced below) and the filing of Norm 120. Norm 120 is a notice to SEMARNAT only, and has no processing time.

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

To carry out mining activities in México, holders of mining concessions are also required to file an “Environmental Impact Assessment Study” (“Environmental Impact Study”) under the guidelines of the Federal Environmental Protection and Ecological Equilibrium Act and its Regulations, in order to evaluate the environmental impact of the contemplated mining activities.

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

Under the Federal Mining Act, holders of mining concessions in México have the right to the use of the water coming from the mining works. However, certification of water rights and/or issuance of water rights concessions are required from the National Water Commission (“CONAGUA”) under the guidelines of the National Waters Act.

DynaMéxico Permit Filings / Permits

•	On February 10, 2003, SEDENA granted DynaMéxico an Explosives Permit for the use and storage of explosives materials in SJG.
•	In June 2006, DynaMéxico ceased use of explosives materials in its mining activities at SJG, and requested suspension of the Explosives Permit. The Explosives Permit has been temporarily suspended by SEDENA and DynaMéxico will be required to file a re-activation application to re-activate the Explosives Permit.
31

•	On June 28, 2010, DynaMéxico filed a Preventive Exploration Notice at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.
•	On July 21, 2010, SEMARNAT authorized DynaMéxico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of 36 months, as SEMARNAT determined that such activities fall within the framework of Norm 120. SEMARNAT’s approval was subject to the following conditions: (a) DynaMéxico’s filing of a CSUP Application (referenced below) and approval thereof by SEMARNAT, and (b) posting of a bond in the amount of $134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMéxico.
•	On August 9, 2010, DynaMéxico filed at the offices of SEMARNAT a CSUP Application and a Technical Justification Study to carry out certain mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.
•	On December 20, 2010, SEMARNAT approved the CSUP Application filed by DynaMéxico with respect to the San José de Gracia Project and authorized DynaMéxico to conduct mineral exploration activities on 5.463 hectares of the San José de Gracia Project for a term of 36 months.
•	On March 8, 2012, the Director of Water Administration of CONAGUA certified in writing the rights of DynaMéxico to use exploit and extract 1,000,000 cubic meters of water per year from the extraction infrastructure located in San José de Gracia. CONAGUA determined that DynaMéxico’s water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMéxico will be subject to applicable levies imposed by the Mexican tax authorities under applicable tax laws.
  On June 17, 2013, DynaMéxico received from the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in México ("SEMARNAT"), the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at SJG ("the Semarnat-SJG Mill Permit," and, the "Semarnat Permit"). Under the terms of the Semarnat-SJG Mill Permit, DynaMéxico will be responsible to maintain the SJG pilot mill facility, and including the adjacent tailings pond area, in compliance with the regulations described in la Norma Oficial Mexicana ("NOM-141-SEMARNAT-2003).
•	On July 31, 2013, SEMARNAT authorized DynaMéxico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of an additional 18 months, extending the initial term of 36 months as SEMARNAT had determined on July 10, 2010. Semarnat determined that such activities fall within the framework of Norm 120.
•	On September 30, 2013, DynaMéxico received from SEMARNAT the approval and permission which allows for mining activities and the exploitation of the San Pablo area of San Jose de Gracia.
•	Subsequent to December 31, 2013, MinerasDyna entered into a 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia. The 20 Year Land Lease Agreement is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by MinerasDyna of $ 1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. Additionally, under the description of the Land Lease Agreement, MinerasDyna expects to construct a Medical Facility at SJG in year 2014, and a Community Center in year 2015.

The land lease agreement provides MinerasDyna with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

DynaMéxico Bonding Requirements

•	Under the Exploration Permit issued to DynaMéxico on July 21, 2010, SEMARNAT imposed upon DynaMéxico a bonding obligation in the amount of $ 134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMéxico.
•	Under the CSUP issued to DynaMéxico on December 20, 2010, SEMARNAT imposed upon DynaMéxico a bonding obligation of $116,911 Mexican Pesos for reforestation and remediation measures with respect to the San José de Gracia Project. The bond was timely posted by DynaMéxico.

Permit Processing Times (In General)

•	Processing time for review and approval of a CSUP Application and Technical Justification Study varies depending on the workload of the SEMARNAT regional office where an application is filed, but a processing time of four months is typical.
•	Processing time for review and approval of an Environmental Impact Study varies depending on the workload of the SEMARNAT regional office where an application is filed, but a processing time of six months is typical.
•	Processing time for issuance of an Explosives Permit by SEDENA is approximately six months.
•	Processing time for issuance of a water rights concession by CONAGUA is approximately six months.

***

San Jose de Gracia Mineral Property

DynaMéxico owns 100% of the mineral concessions at the San Jose de Gracia Property (“SJG”), located in Sinaloa State, México, which is the only property in which DynaMéxico retains an interest. The Company owns 80% of the outstanding shares of DynaMéxico. DynaMéxico holds title to 33 concessions covering approximately 69,121 hectares (170,802 acres).

The property is located in and around San Jose de Gracia, Sinaloa State, México which is approximately 100 km northeast of Guamuchil, near the west coast of México. A small airstrip is located near San Jose de Gracia, and can be accessed by a small airplane or alternatively, by dirt mountain road. Several roads on the property are accessible throughout the year, with the possible exception of July - September when the rainy season sometimes causes flooding and runoff to make the roads difficult to navigate.

Currently, the Company’s drilling programs (through DynaMéxico) are exploratory in nature.

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

DynaMéxico was formed in March 2000, for the purpose of acquiring the concessions comprising the SJG District, and to consolidate all ownership of SJG under DynaMéxico. DynaMéxico focused on acquisition and consolidation work through 2003, and reports a clear title and ownership to the district.

DynaMéxico mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006, in a Pilot Production operation. 18,250 Oz Gold was produced and sold, from mill feed tonnage of 42,500 tons, at an average grade of 15-20 g/t. Average production costs during the production period were reported as $175/Oz.

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

National Instrument 43-101 (“NI 43-101”) Mineral Resource Estimate for the San Jose de Gracia Property

The Company received from DynaMéxico on February 14, 2012, a National Instrument 43-101 Mineral Resource Estimate for San Jose de Gracia. The NI 43-101 Resource Estimate (the “2012 DynaMéxico-CAM SJG Mineral Resource Estimate”, the “Resource Estimate”) was prepared by Mr. Robert Sandefur, BS, MSc, P.E., a Qualified Person as defined under NI 43-101, and a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO. The Resource Estimate concentrates on four separate main vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima.

National Instrument 43-101 Technical Report on the San Jose de Gracia Property

The Company received from DynaMéxico on March 28, 2012 a National Instrument 43-101 (“NI 43-101”) compliant Technical Report for the San Jose de Gracia Project (the “2012 DynaMéxico Luna-CAM SJG Technical Report”, the “Technical Report”), and approved by DynaResource de México, SA de CV. (“DynaMéxico”), the 100% owner of SJG.

The 2012 DynaMéxico Luna-CAM SJG Technical Report was prepared by Mr. Ramon Luna, BS, P.Geo., of Servicios y Proyectos Mineros, Hermosillo, México, and a Qualified Person as defined under NI 43-101; and by Mr. Robert Sandefur, BS, MSc, P.E., a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO., and a Qualified Person as defined under NI 43-101. The 2012 DynaMéxico Luna-CAM SJG Technical Report includes as Section Fourteen (14) a Mineral Resource Estimate for SJG as prepared by Mr. Sandefur (the “2012 DynaMéxico-CAM SJG 43-101 Mineral Resource Estimate”, the “Resource Estimate”).

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012.

Updated National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received from DynaMéxico on December 31, 2012, an updated NI 43-101 compliant Technical Report for the San Jose de Gracia Project (the “Updated 2012 DynaMéxico Luna-CAM SJG Technical Report, and the “updated Technical Report”). The updated Technical Report was approved by DynaMéxico, and filed by the Company on SEDAR on December 31, 2012.

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

Legal Proceedings

US Litigation (Dallas, Texas) – Company as Plaintiff

On December 27, 2012, the Company, and DynaMéxico, filed an Original Petition and Application for Temporary Injunction and Permanent Injunction in the 14th Judicial District Court of Dallas, Texas (the “Petition”) against Defendants Goldgroup Mining Inc., Goldgroup Resources Inc., and certain individuals acting in concert with Goldgroup (collectively “Goldgroup”). The Petition alleged, among other things, that Goldgroup has wrongfully used property, confidential information and data belonging to DynaMéxico and consistently failed to disclose several matters of material importance to the public.

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

At the time of the filing, the Company believed the Petition to be necessary in order to protect its shareholder interests in DynaMéxico and in order to protect the property, data, and assets of DynaMéxico.

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

Litigation(s) in México – Company is Plaintiff

The Company, and DynaMéxico have filed several legal actions in México against Goldgroup Mining Inc, Goldgroup Resources Inc., certain individuals employed or previously employed by Minop, S.A. de C.V. (a Company operating in México and associated with Goldgroup Mining Inc.), and certain individuals retained as agents of Goldgroup Mining Inc. The Company and DynaMéxico are plaintiffs in the actions filed in México and the outcomes are pending.

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-Q.

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

Recent Pilot Production Activities (2003 – 2006)

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

La Prieta;

La Purisima; Down dip at Southeast end;

Argyllic Zone; + 250 M. Down;

Activity for the Year Ended December 31, 2013 and 2012

In 2013, MinerasDyna, the Company's 100% owned subsidiary, in accordance with the terms of the Exploitation Amendment Agreement, refurbished the pilot production facility at SJG, and rehabilitated the San Pablo mine, in order to process bulk mined ore samples from San Pablo through the pilot mill facility. DynaMéxico received permits as discussed above for the rehabilitation and operation of the mill facility and the exploitation and mining of the San Pablo area of SJG. The basis for the mining activity and the operation of the pilot mill facility are the NI 43-101 Mineral Resource Estimate, the Technical Report, the block models prepared as a result of the recent drilling activity, and the recent production history of 2003-2006.

National Instrument 43-101 Mineral Resource Estimate (NI 43-101) for San Jose de Gracia

The Company received from DynaMéxico on February 14, 2012 a National Instrument 43-101 (“NI 43-101”) Mineral Resource Estimate for the SJG property, with an Effective Date of February 6, 2012.

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

Updated National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received an updated NI 43-101 compliant technical report from DynaMéxico on December 31, 2012, for the San Jose de Gracia Project (the “Updated 2012 DynaMéxico Luna-CAM SJG Technical Report, and the “updated Technical Report”). The updated Technical Report was approved by DynaMéxico, and filed by the Company with SEDAR on December 31, 2012.

The Updated 2012 DynaMéxico Luna-CAM SJG Technical Report - Selected Drill Results by Target Area

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
37

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
40

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

National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received from DynaMéxico on March 28, 2012 a National Instrument 43-101 (“NI 43-101”) compliant Technical Report for the San Jose de Gracia Project (the “2012 DynaMéxico Luna-CAM SJG Technical Report”, the “Technical Report”), and approved by DynaResource de México, SA de CV. (“DynaMéxico”), the 100% owner of SJG.

The 2012 DynaMéxico Luna-CAM SJG Technical Report was prepared by Mr. Ramon Luna, BS, P.Geo., of Servicios y Proyectos Mineros, Hermosillo, México, and a Qualified Person as defined under NI 43-101; and by Mr. Robert Sandefur, BS, MSc, P.E., a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO., and a Qualified Person as defined under NI 43-101. The 2012 DynaMéxico Luna-CAM SJG Technical Report includes as Section Fourteen (14) a Mineral Resource Estimate for SJG as prepared by Mr. Sandefur (the “2012 DynaMéxico-CAM SJG 43-101 Mineral Resource Estimate”, the “Resource Estimate”).

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012.

Updated National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received from DynaMéxico on December 31, 2012, an updated NI 43-101 compliant Technical Report for the San Jose de Gracia Project (the “Updated 2012 DynaMéxico Luna-CAM SJG Technical Report, and the “updated Technical Report”). The updated Technical Report was approved by DynaMéxico, and filed by the Company with SEDAR on December 31, 2012.

DynaMéxico Approval of Technical Reports

DynaMéxico approved and released the National Instrument 43-101 (“NI 43-101”) Technical Report for SJG on March 28, 2012, and DynaMéxico approved and released the NI 43-101 Updated Technical Report for SJG on December 31, 2012.

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

Competitive Advantage

The Company, through its subsidiaries, has been conducting business in México since March 2000. During this period the Company believes it has structured its subsidiaries properly and strategically, and during which time the Company has retained key personnel and developed key relationships and support. The Company believes its experience and accomplishments and relationships in México give it a competitive advantage, even though many competitors may be larger and have more capital resources.

Drilling Programs

Further drilling programs at SJG are anticipated, but those plans will take into consideration the recent NI 43-101 2012 DynaMéxico-CAM SJG Mineral Resource Estimate and the recommendations made in the 2012 DynaMéxico Luna-CAM SJG 43-101 Technical Report and the updated Technical Report. The Company expects DynaMéxico to plan continued drilling programs at SJG at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. And, the Company expects DynaMéxico’s continued exploration efforts to confirm extensions to mineralization in all directions and down dip from the main target areas.

Note Receivable – Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, SA de CV (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $750,000 USD. The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses.

Competition

DynaMéxico retains 100% of the rights to concessions over the area of the San José de Gracia property and it currently sees no competition for mining on the lands covered by those concessions. If DynaMéxico were to re-start production activities, the sale of gold and any bi-products would be subject to global market prices, which prices fluctuate daily. DynaMéxico was successful in selling gold concentrates produced from SJG in prior years, and the Company expects a competitive market for produced concentrates and/or other mineral products in the future. Actual prices received by DynaMéxico would depend upon these global market prices, less deductions.

DynaMéxico conducted mining and milling operations at SJG from March 2003 through June, 2006. This activity was suspended in order to focus on the exploration of the vast SJG District. The Company’s operating subsidiaries, MinerasDyna and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported no revenue in 2013 and 2012. The Company expects revenues from mining and production in 2014.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

REVENUE. Revenue for the three months ended March 31, 2014 and 2013 was $0 and $0. DynaMéxico ceased its production activities in 2006 in order to focus its efforts on exploration and drilling activity, for the purpose of defining resources. The Company expects revenues from conducting production activities in 2014.

PREPILOT-PRODUCTION EXPENSES. Pre Pilot-Production Expenses were $820,346 and $0 for the three months ended March 31, 2014 and 2013, respectively. The increase in expenses was due to the Company starting up operations in 2014. These expenses include refurbishment, facilitation of and cleaning of the mill and mine operations. The Company was still in development stage in the prior year.

EXPLORATION EXPENSES. Exploration expenses were $0 and $208,893 for the three months ended March 31, 2014 and 2013, respectively. The decrease in costs was due to the Company starting up operations in 2014 and incurring Pre Pilot-Production Costs—see above.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2014 and 2013 were $346,334 and $533,178, respectively. The decrease in expenses is due primarily to amounts previously expensed that were recovered when the Company received additional shares in DynaMexico in exchange for settlement of accounts receivable from DynaMexico. The above expenses include depreciation and amortization amounts of $17,865 and $22,061 for the three months ended March 31, 2014 and 2013, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency translation gain or (loss) was $42,231 and $134 for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily due to interest expense in the current period of $42,338, with none in the prior period. Currency translation gain or (loss) was $94,042 and $348,634 for the three months ended March 31, 2014 and 2013, respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of our net loss for the three months ended March 31, 2014 and 2013 was $139,209 and $198,420, respectively. This is due to an increase in the net loss for the current period offset by the change in minority interest % from the prior quarter.

COMPREHENSIVE (LOSS). Comprehensive loss includes the Company’s net loss plus the unrealized currency translation gain (loss) for the period which was a gain of $8,214 in the current year and a loss of $2,765 in the prior year quarter.

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

Capital Expenditures

The Company’s primary activities relate to the exploration of SJG property through its 80% owned subsidiary DynaMéxico. Drilling and other services at SJG are contracted through MinerasDyna, the operating entity under agreement with DynaMéxico. The Company does not foresee significant capital purchases in 2014 which would require funding from current cash reserves.

Liquidity and Capital Resources

As of March 31, 2014, the Company maintained working capital of $614,222, comprised of current assets of $1,310,234 and current liabilities of $696,012. This represents a decrease of $343,940 from the working capital maintained by the Company of $958,162 as of December 31, 2013, due primarily to the continued funding of operations in the first quarter and expenses related to the refurbishment of the pilot mill facility and the rehabilitation of the San Pablo mine at San Jose de Gracia.

Net cash used in operations for the three months ended March 31, 2014 increased to $(1,120,158) from $(553,044) in the three months ended March 31, 2013. Again, this was due to the increased activity relating to the refurbishing of the pilot mill facility and the rehabilitation of the San Pablo mine, and the preparation for processing bulked mine samples through the pilot mill facility. The pilot mill facility is now operational and we expect to produce revenue from the running bulk samples processed through the mill facility in 2014, in order to fund continuing operations.

Cash used in investing activities was primarily for purchase of fixed assets of $23,744 in the first quarter.

Cash provided by financing activities for the year ended December 31, 2013 was $529,291 compared to $176,208 for the three months ended March 31, 2013. The significant increase is due to the Company raising funds in order to refurbish the pilot mill facility and for rehabilitating the San Pablo mine, and to prepare to process bulk mined samples through the mill facility. The main component was the issuance by the Company of Series B preferred stock for cash of $522,500.

Advances to Subsidiaries

DynaResource de México (“DynaMéxico”)

In May 2013, the Company acquired additional equity interest in DynaMéxico in exchange for the retirement of accounts receivable of $2,393,803, which amount was due from DynaMéxico at December 31, 2012. As a result, as of May 17, 2013, the Company owned 80% of the outstanding equity of DynaMéxico. All intercompany balances eliminate in consolidation.

As of December 31, 2013, the Company has no receivable from DynaMéxico, however, the Company’s wholly owned subsidiary MinerasDyna had an accounts receivable due from DynaMéxico in the amount of $2,800,000.

As of December 31, 2012, the Company entered into an agreement with DynaMéxico in which DynaMéxico agreed to pay a fee of $541,915 in order to continue to carry an amount payable to the Company. The fee was calculated as if interest had been charged at 4% interest compounded monthly over the period in which the amounts accrued.

Mineras de DynaResource (“MinerasDyna”)

As of March 31, 2014, the Company had advanced $3,348,000 to MinerasDyna and MinerasDyna had advanced $2,800,000 to DynaMéxico. The total amount of $2,800,000 is a receivable owed to MinerasDyna from DynaMéxico as of March 31, 2014.

As of December 31, 2012 the Company agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

The receivables from MinerasDyna and DynaMéxico have been eliminated upon consolidation.

Advances from Goldgroup Mining Inc. (“Goldgroup”)

In January 2013, Goldgroup advanced $120,000 USD to DynaMéxico. This $120,000 contribution from Goldgroup was the first contribution from Goldgroup to DynaMéxico since March 2011. And, in January 2014, Goldgroup advanced $111,500 USD to DynaMéxico.

Future Advances to MinerasDyna and DynaMéxico from the Company

The Company expects to make additional advances to MinerasDyna and DynaMéxico. Future advances from MinerasDyna to DynaMéxico will be made under the terms of the Exploitation amendment agreement. Other advances are agreed to be accrued in the same manner as previous receivables, until or unless otherwise agreed between DynaMéxico and the Company.

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

Drilling Programs

In the period September 2006 through December 31, 2011, funding from Goldgroup provided for DynaMéxico’s completing approximately 68,741 meters drilling at San Jose de Gracia, resulting in a defined NI 43-101 Mineral Resource Estimate as described in the 2012 DynaMéxico-CAM SJG Mineral Resource Estimate. The Company expects MinerasDyna to plan continued and subsequent drilling programs at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta / Rosario / Rudolpho. The Company expects further drilling programs to confirm extensions to mineralization in all directions and down dip from the main target areas.

Mineralization at San José de Gracia

The Company was informed by DynaMéxico that it had outlined significant mineralization from drilling activity at San Pablo, Tres Amigos, La Union, and La Purisima areas of SJG as described in the recent NI 43-101 2012 DynaMéxico-CAM SJG Mineral Resource Estimate. Further drilling is expected to outline additional mineralization at these 4 major target areas at SJG, while additional mineralization are also expected to be defined at La Prieta and the area Northeast of Tres Amigos. Other areas at SJG indicate clear potential to develop additional mineralization.

No Known Reserves

Currently, the Company’s drilling programs (through DynaMéxico) are exploratory in nature.

The SJG property is without known reserves. Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

Litigation

On December 27, 2012, the Company, and DynaMéxico, filed an Original Petition and Application for Temporary Injunction and Permanent Injunction in the 14th Judicial District Court of Dallas, Texas (the “Petition”) against Defendants Goldgroup Mining Inc., Goldgroup Resources Inc., and certain individuals acting in concert with Goldgroup (collectively “Goldgroup”). The Petition alleged, among other things, that Goldgroup has wrongfully used property, confidential information and data belonging to DynaMéxico and consistently failed to disclose several matters of material importance to the public.

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

At the time of the filing, the Company believed the Petition to be necessary in order to protect its shareholder interests in DynaMéxico and in order to protect the property, data, and assets of DynaMéxico.

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

Litigation in México – Company is Plaintiff

The Company, and DynaMéxico have filed several legal actions in México against Goldgroup Mining Inc., Goldgroup Resources Inc., certain individuals employed or previously employed by Minop, S.A. de C.V. (a Company operating in México and associated with Goldgroup Mining Inc.), and certain individuals retained as agents of Goldgroup Mining Inc. The Company and DynaMéxico are plaintiffs in the actions filed in México and the outcomes are pending.

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-Q.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2014, our Chief Executive Officer and Chief Financial Officer as of March 31, 2014, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at March 31, 2014. Based on its evaluation, our management concluded that, as of March 31, 2014, our internal control over financial reporting was effective.

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

PART II

Item 1. Legal Proceedings

On December 27, 2012, the Company, and DynaMéxico, filed an Original Petition and Application for Temporary Injunction and Permanent Injunction in the 14th Judicial District Court of Dallas, Texas (the “Petition”) against Defendants Goldgroup Mining Inc., Goldgroup Resources Inc., and certain individuals acting in concert with Goldgroup (collectively “Goldgroup”). The Petition alleged, among other things, that Goldgroup has wrongfully used property, confidential information and data belonging to DynaMéxico and consistently failed to disclose several matters of material importance to the public.

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

At the time of the filing, the Company believed the Petition to be necessary in order to protect its shareholder interests in DynaMéxico and in order to protect the property, data, and assets of DynaMéxico.

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

Litigation in México – Company is Plaintiff

The Company, and DynaMéxico have filed several legal actions in México against Goldgroup Mining Inc., Goldgroup Resources Inc., certain individuals employed or previously employed by Minop, S.A. de C.V. (a Company operating in México and associated with Goldgroup Mining Inc.), and certain individuals retained as agents of Goldgroup Mining Inc. The Company and DynaMéxico are plaintiffs in the actions filed in México and the outcomes are pending.

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-Q.

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

Date: May 13, 2014

