Form 10-Q/A
period 2014-03-31
DYNARESOURCE INC
filed 2014-06-02
CIK 1111741

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

Yes [ ] No [X].

As of May 29, 2014 there were 11,052,808 shares of Common Stock of the issuer outstanding.

1

EXPLANATORY NOTE

DynaResource, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 for the purpose of correcting a few clerical errors in the Notes to the Financial Statements. This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	4
	Notes to Financial Statements	8-17

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	18-44
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	45
ITEM 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	46

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	46

ITEM 3.	Default Upon Senior Securities	46

ITEM 4.	Mine Safety Disclosures	46

ITEM 5.	Other Information	47

ITEM 6.	Exhibits and Reports on Form 8-K	47

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

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

DYNARESOURCE, INC.

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2014 and the Year Ended December 31, 2013

	Preferred-Series A		Preferred-Series B		Common		Preferred	Additional Paid In	Treasury	Other Comprehensive	Accumulated	Deficit Since Reentering the Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Stage	Totals

Balance, January 1, 2013	1,000	1,000	—	—	10,802,008	108,020	40,000	40,429,500	(50,750)	270,794	(6,002,516)	(23,714,647)	11,081,401

Change in Par Value		(999)						999					0
Sale of Series B Preferred Shares			387,900	39				1,939,461					1,939,500
Notes Payable Converted to Series B Preferred Shares			68,000	7				339,993					340,000
Notes Payable Converted to Series B Preferred Shares			4,546	0				22,734					22,734
Common Stock Issued for Services					250,000	2,500		560,000	(562,500)				0
Common Stock Options Issued								59					59
Other Comprehensive Income										(18,183)			(18,183)
Treasury Shares Purchased									(94,500)				(94,500)
Net Income (Loss)												(2,978,187)	(2,978,187)

Balance, December 31, 2013	1,000	1	460,446	46	11,052,008	110,520	40,000	43,292,746	(707,750)	252,611	(6,002,516)	(26,692,834)	10,292,824
B Preferred Shares			104,500	10				522,490					522,500
Other Comprehensive Income										(104,709)			(104,709)
Net Income (Loss)												(970,447)	(970,447)

Balance, March 31, 2014	1,000	1	564,946-	56	11,052,008	110,520	40,000	43,815,236	(707,750)	147,902	(6,002,516)	(27,663,281)	9,740,168

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q/A should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2013 Form 10-K.

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

Foreign Tax Receivable:

Foreign Tax Receivable (IVA) is comprised of recoverable value-added taxes charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of March 31, 2014 and December 31, 2013 are $392,435 and $296,038, respectively.

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

11

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

NOTE 7 – RELATED PARTY TRANSACTIONS

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

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-Q/A.

Litigation – Company and/or Officers and Directors as Defendants

Other than the filing for arbitration by Goldgroup described above, The Company, nor its Officers and Directors have received any formal notice of any legal actions filed against them, nor is the Company or its Officers and Directors aware of any legal actions filed against them.

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 17, 2013, and 20% thereafter. Changes in Non-controlling Interest for the three months ended March 31, 2014 and 2013 respectively were as follows:

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

	Fair Value Measurement at March 31, 2014 Using:
	Mar 31, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$528,733	$528,733	$—	$—
Investment in Affiliate	70,000	—	—	70,000
	$598,733	$528,733	$—	$70,000

Liabilities:
Accounts Payable and Accrued Liabilities	$464,512	$464,512	$—	$—
	$464,512	$464,512	$—	$—

	Fair Value Measurement at December 31, 2013 Using:
	December 31, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$1,143,344	$1,143,344	$—	$—
Investment in Affiliate	70,000	$—	$—	$70,000
	$1,213,344	$1,143,344	$—	$70,000

Liabilities:
Accounts Payable and Accrued Liabilities	$361,220	$361,220	$—	$—

	$361,220	$361,220	$—	$—

NOTE 13 – SUBSEQUENT EVENTS

The Company issued preferred Series B shares in exchange for $675,000 at a price of $5, convertible 2 to 1 to common shares.

The Company received $250,000 for a note payable, convertible to common shares at $2.50/share.

The Company delivered gold product for sale for approximately $315,000 in May, 2014.

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

General

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this quarterly report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this quarterly report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this quarterly report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

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

As of the date of this Form 10-Q/A, all of the 33 mining concessions comprising the SJG Property are in good standing with respect to the payment of taxes and the filing of assessment work obligations imposed by the Mining Act of México and its Regulations.

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

The SJG property is described in more detail in this Form 10-Q/A, under Item 2, Properties.

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

Pilot Production Activities (2003 – 2006)

DynaMéxico, conducting activities through its operating sister companies MinerasDyna and DynaOperaciones, mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006. 18,250 Oz. gold was produced and sold from mill feed tonnage of 42,000 tons, at an average grade of approximately 15-20 g/t. Production costs were reported at approximately $175./Oz. Au in this small scale, pilot production operation.

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

28

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

Drilling programs conducted from 2007 through 2011

Drilling programs completed a total of 298 drill holes covering 68,741 meters of drilling from 2007 through March 2011. Results of the drilling activity, including the results of previous drilling in 1997-1998, appear in an “SJG Drill Intercepts Summary File through 11-298”, as Exhibit 99.1 to our Form 10-Q/A for the period ended June 30, 2011 filed with the SEC on August 22, 2011, and available on EDGAR at:

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

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-Q/A.

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
35

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
36

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
38

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

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-Q/A.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q/A has been made known to them.

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

Changes in Internal Controls over Financial Reporting

The Company has not made any changes in its internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q/A that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-Q/A.

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

Date: May 29, 2014

