Form 10-K/A
period 2013-12-31
DYNARESOURCE INC
filed 2014-06-05
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM    10-K/A

(Amendment No. 1)

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

1

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

Number of common shares outstanding at April 15, 2014 11,052,008

2

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K/A for the period ended December 31, 2013 as filed with the Securities and Exchange Commission on April 16, 2014 is to furnish Exhibits 101 to the Form 10-K.

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

3

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

Signature	Title	Date

/s/ K.W. (“K.D.”) Diepholz	President, Chief Executive Officer,	May 21, 2014
K.W. (“K.D.”) Diepholz	Chairman, Director
(principal executive officer)

/s/ Charles Smith	Chief Financial Officer	May 21, 2014
Charles Smith	(principal financial and accounting officer)

4