Form 10-Q
period 2014-06-30
DYNARESOURCE INC
filed 2014-08-14
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes [ ] No [X].

As of August 11, 2014 there were 12,417,619 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3-6
	Notes to Financial Statements	7-17

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	18-38
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	39
ITEM 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	40

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	41

ITEM 3.	Default Upon Senior Securities	41

ITEM 4.	Mine Safety Disclosures	41

ITEM 5.	Other Information	41

ITEM 6.	Exhibits and Reports on Form 8-K	41

CERTIFICATIONS		42-44
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$409,722	$1,143,344
Accounts Receivable	276,144	0
Inventories	223,000	0
Foreign Tax Receivable and Other Current	581,226	296,038
Total Current Assets	1,490,092	1,439,382

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $887,591 and $851,861)	229,532	241,518
Mining Properties (Net of Accumulated Amortization of
$520,113 and $519,400)	4,183,254	4,183,967
Investments in Affiliate	255,774	256,840
Other Assets	333,362	277,319

TOTAL ASSETS	$6,492,014	$6,399,026

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$84,799	$114,498
Due to Non-controlling Interest	231,500	120,000
Accrued Expenses	475,736	246,722
Total Current Liabilities	792,035	481,220

Notes Payable (Net of Current Portion of $0)	1,741,120	1,354,808

TOTAL LIABILITIES	$2,533,155	$1,836,028

Equity:
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	$1	$1
Preferred Stock, Series B, $.0001 par value, 1,000,000 shares
Authorized, 0 and 460,446 shares issued and outstanding	0	46
Preferred Stock, $.0001 par value, 19,000,000 shares
Authorized, no shares issued and outstanding	0	0
Common Stock, $.01 par value, 25,000,000 shares authorized,
12,417,691 and 11,052,008 shares issued and outstanding	124,177	110,520
Preferred Rights	40,000	40,000
Additional Paid In Capital	44,453,957	43,292,746
Treasury Stock	(152,750)	(707,750)
Accumulated Other Comprehensive Income	242,342	252,611
Accumulated (Deficit)	(34,732,987)	(32,695,350)
Total DynaResource, Inc. Stockholders’ Equity	9,974,740	10,292,824
Non-controlling Interest	(6,015,881)	(5,729,826)

TOTAL EQUITY	$3,958,859	$4,562,998

TOTAL LIABILITIES AND EQUITY	$6,492,014	$6,399,026

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months June 30, 2014	Three Months June 30, 2013	Six Months June 30, 2014	Six Months June 30, 2013

REVENUES	$586,846	$0	$586,846	$0
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	105,993	0	105,993	0
Mine Operating Costs	56,453	0	56,453	0
Pre-Pilot Production Costs	167,344	0	844,179	0
Exploration Costs	0	226,001	0	226,001
Property Holding Costs	143,512	0	287,023	0
Total Costs and Expenses	473,302	226,001	1,293,648	226,001

Gross Profit	113,544	(226,001)	(706,802)	(226,001)

OPERATING EXPENSES
General and Administrative	532,648	257,144	864,118	977,154
Share Based Compensation	625,000	0	625,000	0
Depreciation and Amortization	18,578	22,330	36,443	44,391
Total Operating Expenses	1,176,226	279,474	1,525,561	1,021,545

NET OPERATING INCOME (LOSS)	(1,062,682)	(505,475)	(2,232,363)	(1,247,546)

OTHER INCOME (EXPENSE)
Currency Gains (Losses)	3,572	(401,542)	6,974	(52,908)
Interest Income (Expense)	(56,137)	(46,350)	(98,475)	(46,350)
Other Income (Expense)	65	121	172	255
Total Other Income (Expense)	(52,500)	(447,771)	(91,329)	(99,003)

NET INCOME (LOSS) BEFORE TAXES	(1,115,182)	(953,246)	(2,323,692)	(1,346,549)

TAXES
Current	0	0	0	0
Deferred	0	0	0	0
Total Taxes Expense (Benefit)	0	0	0	0

NET INCOME (LOSS)	$(1,115,182)	$(953,246)	$(2,323,692)	$(1,346,549)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(968,336)	$(763,107)	$(2,037,637)	$(957,990)
NON-CONTROLLING INTERESTS	$(146,846)	$(190,139)	$(286,055)	$(388,559)
	(1,115,182)	(953,246)	(2,323,692)	(1,346,549)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.:

Income (Loss) per Common Share	$(.09)	$(0.07)	$(0.18)	$(0.09)

Weighted Average Shares Outstanding	11,067,182	10,802,008	11,059,595	10,802,008

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS) PER ABOVE	$(1,115,182)	$(953,246)	$(2,323,692)	$(1,346,549)

Unrealized Currency Gains (Losses)	(88,414)	(28,853)	(10,270)	(31,618)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(88,414)	(28,853)	(10,270)	(31,618)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,203,596)	$(982,099)	$(2,333,962)	$(1,378,167)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(1,056,571)	$(790,847)	$(2,048,353)	$(988,183)
NON-CONTROLLING INTERESTS	$(147,025)	$(191,252)	$(285,609)	$(389,984)
	(1,203,596)	(982,099)	(2,333,962)	(1,378,167)

The accompanying notes are an integral part of these financial statements.
4

DYNARESOURCE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2014 (unaudited) and

Year Ended December 31 2013 (audited)

	Preferred	Preferred	Preferred	Preferred				Additional		Other
	Series A	Series A	Series B	Series B	Common	Common	Preferred	Paid In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Total

Balance, January 1, 2013	1,000	1,000	0	0	10,802,008	108,020	40,000	40,429,500	(50,750)	270,794	(29,717,163)	11,081,401

Change in Par Value		(999)						999				0
Sale of Series B
Preferred Shares			387,900	39				1,939,461				1,939,500
Conversion of Notes
Payable to Series B
Preferred Shares			72,546	7				362,727				362,734
Common Stock Issued for Services					250,000	2,500		560,000	(562,500)			0
Common Stock Options Issued								59				59
Other Comprehensive Income										(18,183)		(18,183)
Treasury Shares Purchased									(94,500)			(94,500)
Net Income (Loss)											(2,978,187)	(2,978,187)

Balance, December 31, 2013	1,000	1	460,446	46	11,052,008	110,520	40,000	43,292,746	(707,750)	252,611	(32,695,350)	10,292,824

Sale of Series B
Preferred Shares			220,200	22				1,100,978				1,101,000
Notes Converted to Common					4,391	44		11,278				11,322
Pref. B Converted to Common			(680,646)	(68)	1,361,292	13,613		(13,545)				0
Purchase of Treasury Shares.									(7,500)			(7,500)
Issuance of Treas. Shares for Svs.								62,500	562,500			625,000
Other Comprehensive Income										(10,269)		(10,269)
Net Income (Loss)											(2,037,637)	(2,037,637)

Balance, June 30, 2014	1,000	1	0	0	12,417,691	124,177	40,000	44,453,957	(152,750)	242,342	(34,732,987)	9,974,740

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,323,692)	$(1,346,549)
Adjustments to reconcile net income (loss) to cash provided by
(used in) Operating activities
Issuance of Common Stock for Services	625,000	0
Issuance of Common Stock Options	0	59
Depreciation and Amortization	36,443	44,391
Change in Non-Controlling Interest

Change in Operating Assets and Liabilities:
(Increase) in Accounts Receivable	(276,144)	0
(Increase) in Inventories	(223,000)	0
(Increase) in Foreign Tax Receivable	(226,902)	(53,296)
(Increase) Decrease in Other Current Assets	(58,296)	19,207
(Decrease) in Accounts Payable	(29,699)	(117,312)
Increase in Accrued Liabilities	228,367	16,663
CASH FLOWS (USED IN)
OPERATING ACTIVITIES	(2,247,923)	(1,436,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property	(23,744)	(532)
Investment in Affiliate	1,066	(100,192)
Change in Other Assets	(56,043)	(11,192)
CASH FLOWS (USED IN)
INVESTING ACTIVITIES	(78,721)	(111,916)

CASH FLOWS FROM FINANCING ACTIVITIES

Other Comprehensive Income (Loss)	(10,270)	(63,005)
Proceeds from Sale of Preferred Stock, Series B	1,101,000	0
Proceeds from Promissory Notes	250,000	1,545,000
Conversion of Accrued Interest to Notes Payable	148,291	0
Loan from Non-Controlling Interest	111,500	120,000
Purchase of Treasury Stock	(7,500)	(87,000)
CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	1,593,021	1,514,995

NET (DECREASE) IN CASH	(733,623)	(33,758)

CASH AT BEGINNING OF PERIOD	1,143,344	1,522,652

CASH AT END OF PERIOD	$409,722	$1,488,894

SUPPLEMENTAL DISCLOSURES
Redemption of Preferred Stock, Series B for Common Stock	$13,613	$0
Non-Cash Issuance of Stock Options	$0	$59
Note Conversion to Common Stock	$11,321	$0
Issuance of Treasury Shares for Compensation	$625,000	$0
Conversion of Accrued Interest to Notes	$148,291	$0
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

Notes to the Consolidated Financial Statements

June 30, 2014 (Unaudited) and December 31, 2013

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de México S.A. de C.V., chartered in México (“DynaMéxico”).  This Company was formed to acquire, invest in and develop resource properties in México. DynaMéxico, owns a portfolio of mining concessions that currently includes its interests in the San José de Gracia Project (“SJG”) in northern Sinaloa State, México. The SJG District covers 69,121 hectares (170,802 acres) on the west side of the Sierra Madre mountain range. The Company currently owns 80% of the outstanding capital of DynaMéxico.

In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”), and acquired effective control of Mineras de DynaResource, S.A. de C.V. (formerly Minera Finesterre S.A. de C.V., “MinerasDyna”). The Company owned 25% of MinerasDyna and acquired effective control of MinerasDyna by acquiring the option to purchase the remaining 75% of the Shares of MinerasDyna. The Company finalized the option and acquisition of MinerasDyna in January 2010, and now owns 100% of MinerasDyna.  The results of these subsidiaries are consolidated with those of the Company.

From January 2008 through March 2011, DynaMéxico issued 100 Variable Capital Series “B” shares to Goldgroup Resources, Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver BC (“Goldgroup”), in exchange for Goldgroup’s contribution of $18,000,000 to DynaMéxico. At March 14, 2011, Goldgroup owned 50% of the outstanding capital shares of DynaMéxico.

On June 21, 2013, DynaResource acquired a Certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 million USD). After the issuance and receipt of the 300 Series B Shares, DynaUSA holds 80% of the total outstanding Capital of DynaMéxico.

The Company elected to become a voluntary reporting issuer in Canada in order to avail itself of Canadian regulations regarding reporting for mining properties and, more specifically, National Instrument 43-101 (“NI 43-101”). This regulation sets forth standards for reporting resources in a mineral property and is a standard recognized in the mining industry.

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosures for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2013 Form 10-K.

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

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items that: 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation:

The financial statements include the accounts of DynaResource, Inc., as well as DynaResource de México, S.A. de C.V., DynaResource Operaciones S.A. de C.V. and Mineras de DynaResource S.A. de C.V.  All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended June 30, 2014 and December 31, 2013 (Mexican Pesos per one U.S. dollar):

		Jun 30, 2014	Dec 31, 2013

Current exchange rate	Pesos	12.97	13.07

Weighted Average exchange rate for the period ended	Pesos	12.99	12.75

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At June 30, 2014, the Company had a balance of $25,523 that was in excess of the FDIC insurance limit of $250,000. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. No allowance has been established as all receivables were deemed to be fully collectable as of June 30, 2014.

Foreign Tax Receivable:

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of June 30, 2014 and December 31, 2013 are $522,940 and $296,038, respectively.

Inventory:

The Company commenced mining and milling (production) activities in the 2nd quarter, 2014. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, and gravity concentrates, and gravity tailings or flotation feed material. The inventories are $223,000 and $0 as of June 30, 2014 and December 31, 2013, respectively.

Property:

Property is carried at cost.  Depreciation is provided over each asset’s estimated useful life.  Upon retirement and disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of the net income.  Expenditures for geological and engineering studies, maintenance and claim renewals are charged to expense when incurred.  Additions and significant improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred.

Mining Properties:

Mining properties consist of 33 mining concessions covering approximately 69,121 hectares, at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

As of the date of this filing, no events have occurred that would require write-down of any assets.  As of June 30, 2014, no indications of impairment existed.

Pre Pilot-Production Costs:

During 2014, the Company has conducted rehabilitation activity at the San Pablo mine, and has refurbished the Pilot Mill Facility at San Jose de Gracia, and in general preparing for Pilot mining and milling (“Production”) Operations. The costs associated with the rehabilitation, preparation, clean up and facilitation of this process are expensed as pre pilot-production costs.

Exploration Costs:

Exploration costs not directly associated with proven reserves on the mining concessions are charged to operations as incurred. Exploration, development, direct field costs and administrative costs are expensed in the period incurred.

Advertising Costs:

The Company incurred no advertising costs for the three and six months ended June 30, 2014 and 2013.

Income Taxes:

Income from the parent company, DynaUSA, is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carry-forwards (see Note 6), there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance. Income from the subsidiaries are taxed at applicable Mexican tax law.

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

Comprehensive Income:

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended June 30, 2014 and December 31, 2013, the Company’s components of comprehensive income were foreign currency translation adjustments and unrealized gains/losses on securities held for sale.

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

Earnings per Common Share:

Earnings (loss) per share are calculated in accordance with ASC 260 “Earnings per Share”.   The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Potentially dilutive common shares are additional common shares assumed to be exercised.     Potentially dilutive common shares consist of stock options and convertible preferred shares and convertible notes and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

The Company had 1,151,800 options and warrants outstanding at June 30, 2014. The Company also had convertible debt instruments as of June 30, 2014. As the Company incurred a net loss during the period ended June 30, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive and, therefore, have been excluded from the computation.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flows.

Reclassifications:

Certain prior year and quarterly balances have been reclassified to conform to current year and quarterly presentation.

NOTE 2 – INVENTORIES

The Company commenced mining and milling activities (“production”) in the 2nd quarter of 2014. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity concentrates and gravity tailings (or, flotation feed material.. The inventories are $223,000 and $0 as of June 30, 2014 and December 31, 2013, respectively, as follows:

	2014	2013

Mined Tonnage	$120,000	$0
Gravity Tailings (Flotation Feed Material)	78,000	0
Gravity Concentrate	25,000	0

Total Inventories	$223,000	$0

NOTE 3 – PROPERTY

Property consists of the following at June 30, 2014 and December 31, 2013:

	2014	2013

Mining camp equipment and fixtures	$648,866	$648,866
Transportation equipment	262,348	262,348
Lab equipment	14,306	14,306
Machinery and equipment	66,931	43,187
Office furniture and fixtures	76,894	76,894
Office equipment	11,673	11,673
Computer equipment	36,105	36,105
10

Sub-total	1,117,123	1,093,379
Less: Accumulated depreciation	(887,591)	(851,861)
Total Property	$229,532	$241,518

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $35,730 and $43,262 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 4 – MINING PROPERTIES

Mining properties consist of the following at June 30, 2014 and December 31, 2013:

	2014	2013
San Jose de Gracia (“SJG”):
Mining Concessions	$4,703,367	$4,703,367
Less: Accumulated Amortization	(520,113)	(519,400)

Total Mining Properties	$4,183,254	$4,183,967

Amortization expense was $713 and $1,129 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through June 30, 2014, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”).  The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.  DynaNevada is a related entity (affiliate), and through its subsidiary DynaNevada de México, has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 / Share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management believes has no merit. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of June 30, 2014 and December 31, 2013 to be $70,000. Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

The Company has advanced funds to DynaNevada on a regular basis in order for DynaNevada to meets its basis filing and reporting obligations with the Mexican authorities relating to tax returns and paying taxes on its mining concessions. As of June 30, 2014 and December 31, 2013, the advances totaled $185,774 and $186,840, respectively.

NOTE 6 – PROMISSORY NOTES

Notes Payable – Series I

At June 30, 2014, the Company was obligated to repay Promissory Notes in the amount of $1,341,312 (the “Notes”). The Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. As of June 30, 2014, all accrued interest on the Series I notes were converted to principal and Note holders were issued interest payments based on the total of note plus accrued interest for the 2nd quarter, 2014.

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

Notes Payable – Series II

At June 30, 2014, the Company was obligated to repay Promissory Notes in the amount of $399,808 (the “Notes”). The Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears.

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

One note was converted in the current quarter in the amount of $11,321, which includes $343 accrued interest converted to notes and 4,391 shares of common stock were issued, at a price of $2.50 per share(preferred series B shares conversion was bypassed as all preferred shares were converted to common as of June 30, 2014).

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of June 30, 2014 and December 31, 2013 are as follows:

Deferred Tax Asset Related to:

	2014	2014
Prior Year	$9,500,294	$8,282,305
Tax Benefit for Current Year	790,055	1,217,989
Total Deferred Tax Asset	10,290,349	9,500,294
Less: Valuation Allowance	(10,290,349)	(9,500,294)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $34,000,000 at June 30, 2014, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2014.

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

Series A Preferred Stock:

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company.  In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At June 30, 2014 and December 31, 2013 there were 1,000 and 1,000 shares of Series A Preferred Stock outstanding, respectively. The par value changed from $1.00 to $0.0001 in 2013.

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

At June 30, 2014, all preferred shares converted to common shares: 680,646 shares of preferred B converted to 1,361,292 shares of common. At December 31, 2013, 460,446 shares of Series B Preferred Stock were outstanding.

In the third and fourth quarters of 2013, $340,000 of the promissory notes and $22,734 of accrued interest were converted to Series B Preferred Stock. One note was converted in the current quarter in the amount of $11,321 and 4,391 shares of common stock were issued (preferred series B shares was bypassed as all preferred shares were converted to common stock as of June 30, 2014).

Preferred Stock (Undesignated):

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,000,000 shares designated as Series B Preferred Stock, the Company is authorized to issue an additional 19,000,000 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At June 30, 2014 and December 31, 2013, there were no other shares of Preferred Stock outstanding.

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

Common Stock:

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At June 30, 2014 and 2013, there were 12,417,691 and 11,052,008 shares outstanding, respectively. No dividends were paid for the three and six months ended June 30, 2014 and 2013.

Preferred Rights:

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of June 30, 2014 and December 31, 2013, respectively.

Stock Issuances:

During the three months ended June 30, 2014, 1,365,683 common shares were issued: 1,361,292 issued for redemption of preferred Series B shares and 4,391 issued for note conversions.

During the three and six months ended June 30, 2014, the Company issued 115,700 and 220,200 Series B preferred shares, respectively for cash for $5.00 per share, which were all converted at June 30, 2014 to common shares at a conversion ratio of 2 common shares issued for 1 preferred series B share redeemed.

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

Treasury Stock:

The Company purchased 3,175 shares at a price of $7,500 during the quarter ended June 30, 2014. The Company issued treasury shares as compensation in the amount of $625,000 at a price of $2.50 per share during the quarter ended June 30, 2014. This amount is expensed in the income statement.

During 2013, the Company repurchased 28,551 shares for $94,500.

Treasury stock is accounted for by the cost method.

Options and Warrants:

The Company had 1,151,800 options or warrants outstanding at June 30, 2014.

During the three and six months ended June 30, 2014, no options or warrants were issued or exercised.

The Company had 1,151,800 options or warrants outstanding at December 31, 2013.

During 2013, no options were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

NOTE 9 – RELATED PARTY TRANSACTIONS

DynaResource de México (“DynaMéxico”)

In May 2013, the Company acquired a Share Certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares on June 21, 2013, DynaUSA holds 80% of the total outstanding Capital of DynaMéxico. As of June 30, 2014, the Company’s wholly owned subsidiary MinerasDyna had an account receivable due from DynaMéxico in the amount of $3,650,000.

Mineras de DynaResource (“MinerasDyna”)

As of June 30, 2014, the Company had advanced $3,950,000 to MinerasDyna. MinerasDyna had advanced $3,650,000 to DynaMéxico as of June 30, 2014 and this amount is carried as a receivable by MinerasDyna from DynaMéxico.

As of December 31, 2012, the Company agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

The receivables/payables from MinerasDyna and DynaMéxico have been eliminated upon consolidation.

Dynacap Group Ltd.

The Company paid $53,750 and $32,500 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees during the six months ended June 30, 2014 and 2013, respectively.

DynaNevada, Inc. and DynaNevada de México S.A. de C.V. (together “DynaNevada”)

The Company advanced DynaNevada $0 and $48,000 in the six months ended June 30, 2014 and 2013, respectively, for maintenance of its corporate obligations and mining concessions.

NOTE 10 – EMPLOYEE BENEFIT PLANS

During the periods ended June 30, 2014 and December 31, 2013, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 11 – COMMITMENTS AND CONTINGENGIES

The Company is required to pay taxes in México in order to maintain mining concessions owned by DynaMéxico.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.  Based on Management’s business plans, the Company does not anticipate that DynaMéxico will have any issues in meeting the minimum annual expenditures for the concessions, and DynaMéxico retains sufficient carry-forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2012 minimum, adjusted for annual inflation of 4%).

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), MinerasDyna maintains access and surface rights to the SJG Project pursuant to the 20 year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia was dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by MinerasDyna of $1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. The Land Lease Agreement provides MinerasDyna with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2011 and then in August 2012, the Company entered into a one-year extension of the lease through August 31, 2014. The Company paid rent expense of $12,499 and $11,760 related to this lease for the three months ended June 30, 2014 and 2013, respectively.

The following is a schedule of minimum lease payments required under the existing leases as of June 30, 2014:

Year Ended December 31:
Amount
2014	$112,750
2015	104,250
2016	104,250
2017	104,250
2018 and Beyond	1,668,000
$2,093,500

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

At the time of the filing, the Company believed the Petition to be necessary in order to protect its shareholders’ interests in DynaMéxico and in order to protect the property, data, and assets of DynaMéxico.

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

Goldgroup Arbitration Filing

On March 14, 2014 Goldgroup filed for arbitration, citing the Earn In Agreement dated September 1, 2006. The Company filed an answer on April 10, 2014 disputing that any issues exist which provide for arbitration.

Company Filing in US District Court – District of Colorado

On May 30, 2014, the Company and DynaMéxico filed a Verified Complaint for Declaratory and Injunctive Relief against Goldgroup in United States District Court, Denver Colorado. Within the verified complaint, the Company and DynaMéxico seek an order and judgment staying and enjoining Goldgroup, temporarily and permanently, from maintaining the arbitration it has commenced and generally petitioning against the arbitration proceedings. The Company and DynaMéxico believe that there exists no valid agreement between the parties which provides for arbitration.

Litigation in México – Company is Plaintiff

The Company and DynaMéxico have filed several legal actions in México against Goldgroup Mining Inc., Goldgroup Resources Inc., certain individuals employed or previously employed by Minop, S.A. de C.V. (a Company operating in México and associated with Goldgroup Mining Inc.), and certain individuals retained as agents of Goldgroup Mining Inc. The Company and DynaMéxico are plaintiffs in the actions filed in México and the outcomes are pending.

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

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-controlling Interest for the six months ended June 30, 2014 and 2013 respectively were as follows:

	Six Months Ended June 30, 2014	Year Ended Dec 31, 2013

Beginning balance	$(5,729,826)	$(5,122,891)
Operating income (loss)	(286,055)	(606,935)
Ending balance	$(6,015,881)	$(5,729,826)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of ASC 160 as of January 1, 2009. However, this amount is only reflected in the income statement.

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

As of June 30, 2014 and December 31, 2013, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 4.

Fair Value Measurement at June 30, 2014 Using:

	June 30, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash and Cash Equivalents	$409,722	$409,722	$0	$0
Investment in Affiliate	70,000	0	0	70,000
Totals	$479,722	$409,722	$0	$70,000

Liabilities:
Accounts Payable and Accrued Liabilities	$560,535	$560,535	$0	$0
Notes Payable	1,741,120	1,741,120	0	0
Totals	$2,301,655	$2,301,655	$0	$0
Fair Value Measurement at December 31, 2013 Using:
Assets:
Cash and Cash Equivalents	$1,143,344	$1,143,344	$0	$0
Investment in Affiliate	70,000	0	0	70,000
Totals	$1,213,344	$1,143,344	$0	$70,000

Liabilities:
Accounts Payable and Accrued Liabilities	$361,220	$361,220	$0	$0
Notes Payable	1,354,808	1,354,808	0	0
Totals	$1,716,028	$1,716,028	$0	$0

NOTE 14 – SUBSEQUENT EVENTS

Gold Concentrate Deliveries:

On July 31, 2014, MinerasDyna reported the delivery for sale of approximately 200 Oz gold contained in concentrates (exact weights in gold and silver oz. to be determined at final settlement).

On August 11, 2014, MinerasDyna reported the delivery for sale of approximately 225 Oz gold contained in concentrates (exact weights in gold and silver oz. to be determined at final settlement).

MinerasDyna Account Receivable from DynaMéxico:

As of August 11, 2014, MinerasDyna reports a $ 4 M USD account receivable from DynaMéxico.

Sales of Common Shares:

As of August 11, 2014, the Company reports $ 400,000 in sales of common shares at $ 2.50 / Share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

COMPANY

DynaResource, Inc., the Company described herein, is a Delaware corporation, with its corporate offices located at 222 W. Las Colinas Blvd., Suite 744 East Tower, Irving, Texas 75039. It can be reached by phone at (972) 868-9066 and by fax at (972) 868-9067. The Company’s website is www.dynaresource.com.

The Company is in the business of acquiring, investing in, and developing precious metals properties, and the production and sale of precious metals.

COMPANY HISTORY

The Company was incorporated in the State of California on September 28, 1937, under the name West Coast Mines, Inc. In November 1998, the Company re-domiciled from California to Delaware and changed its name to DynaResource, Inc. (“DynaUSA”).

In 2000, the Company formed DynaResource de México, S.A. de C.V. (“DynaMéxico”) for the purpose of acquiring and holding mineral properties in Mexico. DynaMéxico owns a portfolio of mining concessions that currently includes its interests in the San José de Gracia Project (“SJG”) in northern Sinaloa State, México. The SJG District covers 69,121 hectares (170,802 acres) on the west side of the Sierra Madre mountain range. The Company currently owns 80% of the outstanding capital of DynaMéxico.

In 2005, the Company formed Mineras de DynaResource S.A. de C.V. (“MinerasDyna”), a wholly owned subsidiary, and entered into an operating agreement with DynaMéxico on April 15, 2005. As a consequence of that agreement and subsequent amendments to that agreement, MinerasDyna is the named exclusive operating entity for the SJG Project.

In 2005, the Company formed another wholly owned subsidiary, DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”). DynaOperaciones entered into a personnel management agreement with MinerasDyna and, as a consequence of that agreement, is the exclusive management company for personnel and consultants involved at the SJG Project.

At incorporation of DynaMéxico, 100 shares of Fixed Capital Series “A” shares were issued with DynaUSA (parent) receiving 99 shares and its CEO receiving 1 share.

From January 2008 through March 2011, DynaMéxico issued 100 Variable Capital Series “B” Shares to Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver, BC. (“Goldgroup”), in exchange for Goldgroup’s total contributions of $18,000,000 to DynaMéxico. At the issuance of the 100 Series B Shares to Goldgroup, it owned 50% of the outstanding capital shares of DynaMéxico.

On May 17, 2013, DynaResource agreed to acquire a Certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 million USD). After the issuance and receipt of the 300 Series B Shares on June 21, 2013, DynaUSA holds 80% of the total outstanding Capital of DynaMéxico. DynaMéxico owns 100% of the San Jose de Gracia Project in northern Sinaloa, México ("SJG", and the "SJG Property"). (See table representation of the outstanding Capital of DynaMéxico below). The exchange of shares by DynaMéxico for amounts payable to DynaUSA was unanimously approved by attending shareholders at a meeting of the shareholders of DynaMéxico, held on the second call for shareholder's meeting on May 17, 2013 in Mazatlan, Sinaloa, México. Of the total amount of $31,090,710 Mexican Pesos exchanged for the 300 Shares, $150,000 Mexican Pesos was accounted for at the nominal value of $500 Mexican Pesos per share, and the remaining balance of $30,940,710 Mexican Pesos was accounted for as a premium for the subscription of the shares agreed to be paid by DynaUSA. The date of issuance of the 300 Series B Share Certificate was June 21, 2013. As a result of the issuance and exchange of the 300 Variable Capital shares for amounts owed to DynaUSA, the accounts payable amount owed by DynaMéxico to DynaUSA was retired in full.

After the issuance of the 300 Series B Variable Capital shares of DynaMéxico to DynaUSA as described above, the current outstanding Capital of DynaMéxico is set forth in the table below:

DynaMéxico Shareholder	Fixed Capital Series "A" Shares	Variable Capital Series "B" Shares	Total Capital Shares (Series A and B)
DynaResource, Inc.	099	300	399
Koy W. Diepholz	001		001
Goldgroup Mining Inc.		100	100

Total Capital Issued	100	400	500

DynaResource currently owns 80% of the outstanding capital shares of DynaMéxico.

Exploitation Amendment Agreement (“EAA”)

On May 15, 2013, MinerasDyna entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to MinerasDyna the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by MinerasDyna to DynaMéxico; and, (B) After Item (A) above, the receipt by MinerasDyna of 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that MinerasDyna has received 200% of its advanced funds; and, (C) after items (A) and (B) above; the receipt by MinerasDyna of 50% of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and, (D) in addition to Items (A), (B), and (C) above, MinerasDyna shall receive a 2.5% NSR (“Net Smelter Royalty”) on all minerals sold from SJG over the term of the EAA. The total Advances made as of June 30, 2014 is $3,650,000.

The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by MinerasDyna with DynaMéxico in April 2005, wherein MinerasDyna was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

Exclusive Operating Entity at San Jose de Gracia

Under agreement with DynaMéxico, Mineras de DynaResource S.A. de C.V. (“MinerasDyna”) has been named the exclusive operating entity at the San Jose de Gracia Project. DynaResource owns 100% of MinerasDyna.

DynaMéxico General Powers of Attorney

The Chairman-CEO of DynaUSA also serves as the President of DynaMéxico and as the President of MinerasDyna. The President of DynaMéxico holds broad powers of attorney granted by the shareholders of DynaMéxico which gives the current President significant and broad authority within DynaMéxico.

Rehabilitation and Start up of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, MinerasDyna has rehabilitated the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is now processing bulk samples mined from selected target areas of SJG. Operations at SJG are managed by MinerasDyna, and are projected to be similar to those conducted by DynaMéxico during the 2003-2006 period. See discussion under Properties below.

PROPERTIES

San Jose de Gracia Mineral Property

DynaMéxico owns 100% of the mineral concessions at the San Jose de Gracia Property (“SJG”), located in the state of Sinaloa, México, and is currently the only property in which DynaMéxico retains an interest. The Company owns 80% of the outstanding capital shares of DynaMéxico. DynaMéxico holds title to 33 concessions covering approximately 69,121 hectares (170,802 acres).

The SJG is a High-Grade Mineralized System which reports historical production of 1,000,000 Oz. gold (“Au”), from a series of underground workings. DynaMéxico is focused on the exploration and future exploitation of this vein-hosted, near surface, and over 400 meters down dip gold potential, that occurs within fault breccia veins; and has been traced on surface and underground over a 15 Sq. kilometers area.

Property Location

The property is located in and around San Jose de Gracia, Sinaloa State, México which is approximately 100 km northeast of Guamuchil, near the west coast of México. It is located on the west side of the Sierra Madre mountain range in the Sierra Madre Gold-Silver Belt. The topography is generally rugged with elevations varying from 400 meters in the valley bottoms to over 1,600 meters in the higher Sierra. Several roads on the property are accessible throughout the year, with the possible exception of July through September when the rainy season sometimes causes flooding and runoff to make the roads difficult to navigate.

Access

The San José de Gracia Project can be accessed by road, via a sealed highway from Culiacan, the capital city of the State of Sinaloa (located to the south of the San José de Gracia Project) or the city of Guamuchil (located to the southwest of SJG), to the small town of Sinaloa de Leyva, then by gravel mountainous road to the village of San José de Gracia.

The San José de Gracia Project can also be accessed by air. A gravel airstrip is located adjacent to the village of San José de Gracia which is located at the southwestern portion of the property at the SJG Project, and the airstrip is suitable for light aircraft.

Climate and Operating Season

The climate is semi-tropical with a rainy season dominating from late June through September. Operations at the San José de Gracia Project are, in part dependent on the weather and some activities may be suspended during the rainy season.

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

Offices – Camp Facilities

DynaMéxico maintains an administrative and logistics office in Guamuchil, located 100 kilometers southwest of the SJG property. The SJG Project sources many of its supplies from Guamuchil, and from Los Mochis and Culiacan. A satellite dish installed at the SJG Property provides communications from the SJG Property to Guamuchil.

Lab

A field laboratory is maintained within the camp facility. The Company utilized the lab for Assaying services during its production activities in 2003-2006. In the second quarter 2014, the laboratory has been refurbished by MinerasDyna and is currently utilized by on site personnel to provide assays for mined material, feed material, gravity and flotation concentrates, and tailings. MinerasDyna anticipates utilizing the lab facility in the future for providing internal assays to support the exploration, mining, and milling activities..

Regional Geology & Mineral Deposits

San José de Gracia lies within the Sierra Madre Occidental (“SMO”) Gold-Silver Belt, in a second-order graben directly east of the regional-scale Grete Graben.  The SMO is recognized as a highly prospective mineral belt for gold, silver and poly-metallic deposits. The basement to the Sierra Madre Occidental consists of deformed Paleozoic sedimentary strata, which are non-conformably overlain by Tertiary mafic to felsic volcanic and volcaniclastic strata known as the Lower Volcanic Series (“LVS”). Strata of the LVS are recognized as being spatially related to gold and silver mineralization in the region.  Volcanic and sedimentary strata are capped by a thick sequence of non-deformed Late Tertiary ignimbrites, known as the Upper Volcanic Series (“UVS”).

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

Geologic Structure

Detailed mapping within the project area has defined several stages of deformation, beginning with compression during the Laramide Orogeny which affected the Paleozoic basement and formed flat-lying reverse faults, which have been reactivated as conduits for gold-bearing fluids in the La Prieta trend.  Extension in Tertiary time led to the development of second order structures, trending south, southwest and southeast; which formed the major structural orientations for mineralization at San José de Gracia.  The latest phase of deformation is characterized by late-stage extension and southwest tilting.

Property Mineralization

High grade gold mineralization at San José de Gracia is found in vein structures hosted within andesite and rhyodacite of the Lower Volcanic Series (“LVS”) and underlying Paleozoic sediments as fault breccia veins and crackle breccias that exhibit multiple stages of reactivation and fluid flow, as evidenced by crustiform/colloform textures and cross cutting veins.  Locally, veins exhibit sharp, clay gouge hangingwall and footwall contacts with slickensides, indicating reactivation of structurally-hosted veins subsequent to mineralization.  Gold grades can also be carried within the mineralized halo adjacent to the principal veins as quartz-chlorite stockwork.  In addition to vein-hosted mineralization, broad zones of un-mineralized clay alteration, developed southwest of the main mineralized trends, may overlie lower-grade, disseminated gold mineralization at depth.

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

The characterization of the mineralization at San Jose de Gracia can be described as low sulphidation polymetallic epithermal gold type.

Six principal mineralized trends have been identified at San José de Gracia, from south to north. These consist of the:

1.	La Purisima Ridge trend;
2.	Palos Chinos trend;
3.	La Parilla to Veta Tierra trend (Including La Union);
4.	San Pablo trend;
5.	La Prieta trend, and
6.	Los Hilos to Tres Amigos trend.

Licenses and Concessions

The SJG District is comprised of 33 mining concessions covering 69,121 hectares (170,802 acres) and is located within the Sierra Madre gold-silver belt, where the majority of hydrothermal deposits in México are located. The Company’s mining concessions, all of which are formally held by DynaMéxico, are granted by the Mexican government, or acquired from previous owners. The Company’s concessions are comprised of a combination of exploration concessions and development concessions, are filed in the Public Registry of Mining, and are scheduled to expire from 2028 through 2058. The concessions can be renewed prior to the expiry dates. The table below contains a listing of the mineral concessions currently held by DynaMéxico.

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

To maintain Mining Concessions in good standing, the registered owner must (a) pay bi-annual mining duties (“assessment taxes”) in advance, by January 31 and July 31 each year, (b) file assessment work reports by May 30 each year, for the preceding year (some exception rules apply), and (c) file by January 31 each year, statistical reports on exploration / exploitation work conducted for the preceding year.

The Notice of Commencement of Production Activities and Annual Production Reports must be filed annually by January 31 each year for those concessions where mineral ore extraction is taking place. As a general provision, registered owners of Mining Concessions must follow environmental and labor laws and regulations in order to maintain their Mining Concessions in good standing.

As of the date of this Form 10-Q, all of the 33 mining concessions comprising the SJG Property are in good standing with respect to the payment of taxes and the filing of assessment work obligations imposed by the Mining Act of México and its Regulations.

Current Mining Concessions - San José de Gracia

Claim Name	Claim Number	Staking date	Expiry	Hectares	Taxes / ha (pesos)
AMPL. SAN NICOLAS	183815	22/11/1988	21/11/2038	17.4234	111.27
AMPL. SANTA ROSA	163592	30/10/1978	29/10/2028	25.0000	111.27
BUENA VISTA	211087	31/03/2000	30/03/2050	17.9829	63.22
EL CASTILLO	214519	02/10/2001	01/10/2051	100.0000	31.62
EL REAL 2	216301	30/04/2002	29/04/2052	280.1555	31.62
FINISTERRE FRACC. A	219001	28/01/2003	27/01/2053	18.7856	31.62
FINISTERRE FRACC. B	219002	28/01/2003	27/01/2053	174.2004	31.62
GUADALUPE	189470	05/12/1990	04/12/2040	7.0000	111.27
LA GRACIA I	215958	02/04/2002	01/04/2052	300.0000	31.62
22

LA GRACIA II	215959	02/04/2002	01/04/2052	230.0000	31.62
LA LIBERTAD	172433	15/12/1983	14/12/2033	97.0000	111.27
LA NUEVA AURORA	215119	08/02/2002	07/02/2052	89.3021	31.62
LA NUEVA ESPERANZA	226289	06/12/2005	05/12/2055	40.0000	7.6
LA UNION	176214	26/08/1985	25/08/2035	4.1098	111.27
LOS TRES AMIGOS	172216	27/10/1983	26/10/2033	23.0000	111.27
MINA GRANDE	163578	10/10/1978	09/10/2028	6.6588	111.27
NUEVO ROSARIO	184999	13/12/1989	12/12/2039	32.8781	111.27
PIEDRAS DE LUMBRE 2	215556	05/03/2002	04/03/2052	34.8493	31.62
PIEDRAS DE LUMBRE 3	218992	28/01/2003	27/01/2053	4.3098	31.62
PIEDRAS DE LUMBRE No.4	212349	29/09/2000	28/09/2050	0.2034	63.22
PIEDRAS DE LUMBRE UNO	215555	05/03/2002	04/03/2052	40.2754	31.62
SAN ANDRES	212143	31/08/2000	30/08/2050	385.0990	63.22
SAN JOSÉ	208537	24/11/1998	23/11/2048	27.0000	111.27
SAN MIGUEL (1)	183504	26/10/1988	25/10/2038	7.0000	111.27
SAN NICOLAS	163913	14/12/1978	13/12/2028	55.5490	111.27
SAN SEBASTIAN	184473	08/11/1989	07/11/2039	40.0000	111.27
SANTA MARIA	218769	17/01/2003	16/01/2053	4.2030	31.62
SANTA ROSA	170557	13/05/1982	12/05/2032	31.4887	111.27
SANTO TOMAS	187348	13/08/1986	12/08/2036	312.0000	111.27
TRES AMIGOS 2	212142	31/08/2000	30/08/2050	54.4672	63.22
FINISTERRE 4	231166	18/01/2008	17/01/2058	2142.1302	5.08
FRANCISCO ARTURO	230494	06/09/2007	27/03/2057	62,481.3815	5.08
TOTAL				69,121.4010

(1) According to the records of the Mines Registry Office, the registered owners to 100% undivided title to the San Miguel (t.183504) mining concession are: María Trinidad Acosta Salazar (25%), Miguel López Medina (25%), Josefa González Castro (25%) and Otilia Tracy Vizcarra (25%). On October 17, 2000 and March 8, 2001, DynaMéxico signed with each of Miguel Lopez Medina and Josefa Gonzalez Castro, respectively, agreements for the transfer to DynaMéxico of 50% undivided title to the San Miguel (t.183504) mining concession (the “San Miguel Transfer Agreements”).

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

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), MinerasDyna maintains access and surface rights to the SJG Project pursuant to the 20 year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by MinerasDyna of $1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, MinerasDyna expects to construct a Medical Facility at SJG in year 2014, and a Community Center in year 2015.

The Land Lease Agreement provides MinerasDyna with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

The Company expects MinerasDyna will be successful in expanding the size and scope of the resources at SJG through continued drilling and development programs at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. The Company expects extensions to mineralization in all directions and down dip from the main target areas.

Mineral Reserves

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

The SJG property is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability”. The quantity and grade of the “Indicated” and “Inferred” mineral resources reported in the mineral resource estimate contained in this Form 10 Q are estimates only. There has been insufficient exploration to define any mineral reserves on the property, and it is not certain if further exploration will result in discovery of mineral reserves.

Sierra Madre Gold-Silver Belt in México

San Jose de Gracia History

Historical production records from San Jose de Gracia (“SJG”) report 1,000,000 Oz. Gold production from a series of underground workings. The major areas report 471,000 Oz. produced at the La Purisima area of SJG, at an average grade of 66.7 g/t.; and 215,000 Oz. produced from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over a 15 square kilometer area.

DynaMéxico was formed in March 2000, for the purpose of acquiring the concessions comprising the SJG District, and to consolidate all ownership of SJG under DynaMéxico. DynaMéxico focused on acquisition and consolidation work through 2003, and reported a virtually clear title and consolidated ownership to the district.

Drilling – Exploration Programs (1997 – 2000)

A drill program was conducted at SJG in 1997 to 1998 by a prior majority owner. Approximately 6,172 meters drilling was completed in 63 core drill holes. Significant intercepts, including bonanza grades, outlined the down dip potential of the Northeast section (150 Meter NE to SW extent of the Drilling) of the Los Hilos to Tres Amigos Trend of SJG. Surface and underground sampling in 1999 to 2000 confirmed high grades in historic workings and surface exposures throughout the project area. These high grades outline the presence of mineralization shoots developed within the veins. The mineralized shoots appear to be controlled by dilational jogs and/or vein intersections. A total of 544 samples were collected in 1999 to 2000, and assayed an average 6.51 g/t (“grams per ton”) gold.

Pilot Production Activities (2003 – 2006)

DynaMéxico, conducting activities through its operating sister companies MinerasDyna and DynaOperaciones, mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006. 18,250 Oz. gold was produced and sold from mill feed tonnage of 42,000 tons, at an average grade of approximately 15-20 g/t (“grams per ton”). Production costs were reported at approximately $175/Oz. gold in this small scale, pilot production operation. The small scale mining and production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity / flotation processing circuit, and initial test runs with tailings were completed in 2002. Actual mining at the higher grade San Pablo area of the property commenced in March 2003.

Mined and Milled Tonnage	42,000 tons
Production (Oz Au)	18,250 Oz
Average Grade	15-20 g/t
Recovery Efficiency (Plant)	85%
Recovery in Concentrate (Sales)	90%
Production Cost (Average, 4 Years)	$175 / Oz

Suspension of Production Activities (2006)

The Company initiated the test production activity in 2003 and, at that time, gold prices were depressed. Exploration funding opportunities, while available, were deemed to be too dilutive by Company management. Therefore, the Company suspended mining activities in 2006. While the test production was considered successful (see results in the table above), a small scale production activity was not expected to provide the necessary capital in order to explore a project the size of SJG.

The earlier, limited-scope pilot production activity provided significant benefits in terms of confirming production grades, metallurgy and process, efficiency of recoveries, and production costs – all of which is valuable for larger scale production plans.

Earn In / Option Agreement – Financing of Drilling – Exploration Programs (2006 – 2011)

As gold prices continued to increase into 2006, exploration financing opportunities improved and the Company negotiated and entered into an Earn In / Option Agreement with Goldgroup Mining Inc. (“Goldgroup”), dated September 1, 2006. The terms of the Earn In / Option Agreement provided for Goldgroup to furnish $18,000,000 financing to DynaMéxico for exploration expenditures at SJG, in exchange for a 50% share interest in DynaMéxico. This Earn In was completed in March 2011 and Goldgroup held 50% of outstanding capital at that date.

On June 21, 2013, DynaResource acquired a Certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares, DynaUSA holds 80% of the total outstanding Capital of DynaMéxico.

Drilling programs (2007 – 2011)

Drilling programs completed by the Company produced a total of 298 drill holes covering 68,741 meters of drilling from 2007 through March 2011. Results of the drilling activity, including the results of previous drilling in 1997-1998, appear in an “SJG Drill Intercepts Summary File through 11-298”, as Exhibit 99.1 to our Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 22, 2011, and available on EDGAR at:

http://sec.gov/Archives/edgar/data/1111741/000112178111000241/ex99one.htm.

Additionally, the updated Drill Summary File is posted on the Company’s web site at www.dynaresource.com.

Magnetic and IP Surveys (2009)

Magnetic and IP (“Induced Polarization”) surveys were conducted throughout the SJG district in 2009, covering an area of approximately 15 Sq. kilometers.

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

Identification of Additional Resource Target Areas

Significant survey responses were reported for the following areas and are projected for follow up drilling:

San Pablo; Up Dip;

San Pablo; Displacement Zone;

Tres Amigos; Down Dip and Northwest;

Tres Amigos; Extension Northeast;

Orange Tree; Down Dip;

La Cecena, Los Hilos, and Tepehauje;

Palos Chinos;

La Prieta;

La Purisima; Down dip at Southeast end;

Argillic Zone; + 250 M. Down Dip;

Mineral Resource Estimate and Technical Report 43-101 (2012)

In 2012, DynaMéxico commissioned Servicios y Proyectos Mineros (“SPM”) for the production of Technical Report 43-101 (“43-101”) at San Jose de Gracia. Additionally, DynaMéxico commissioned Mr. Robert Sandefur, a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”) to produce a mineral resource estimate for the 4 main vein systems at the property.

Parameters Used to Estimate the Mineral Resource Estimate

The data base for the San Jose de Gracia Project consists of 372 drill holes of which 361 are diamond drill holes (“DDH”) and the remaining 11 were reverse circulation holes “(RC”), with a total drilling of 75,878 meters. The 2012 DynaMéxico-CAM SJG Mineral Resource Estimate concentrates on four main mineralized vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima. Of the 372 drill holes, 368 were drilled to test these four main vein systems and the remaining four holes tested the Argillic Zone. Technical personnel of Minop S.A. de C.V. (“Minop”), a subsidiary (or affiliate) of Goldgroup Mining Inc. (“Goldgroup”) built three dimensional solids to constrain estimation to the interpreted veins in each swarm. The 172 holes most recently drilled (2009-2011), were allocated as follows: Tres Amigos (64 holes), San Pablo (49 holes), La Union (24 holes), La Purisima (32 holes) and the Argillic Zone (3 holes).

The data base also includes rock and chip sampling and regional stream sediment sampling, as well as IP Surveys.

Density

A total of 5,540 pieces of core were measured for specific gravity using the weight in air vs. weight in water method. This represents an additional 3,897 measurements taken in the 2009-11 drill seasons with density measurements taken from all mineral zones. Dried samples were coated with paraffin wax before being measured. The results tabulated have been sorted by lithology and mineralized veins. The average specific gravity of 5,051 wall rock samples was 2.59 while the average specific gravity for 489 samples of vein material is 2.68. CAM and Servicios y Proyectos Mineros have reviewed the procedures and results, and opine that the results are suitable for use in mineral resource estimation.

Mineral Resource Estimate - Construction of Wireframes

Mineral Resources were estimated by Mr. Sandefur within wireframes constructed by technical personnel of Minop. Minop was contracted by Mineras de DynaResource S.A. de C.V. (“MinerasDyna”).

Mineral Resource Estimate - Explanation of Resource Estimation

Resource estimation was done in MineSight and MicroModel computer systems with only those composites that were inside the wireframe used in the estimate. Estimation was done using kriging with the omni-directional variogram derived from all the data in each area for gold using the relative variogram derived from the log variogram. High grades were restricted by capping the assays at a breakpoint based on the cumulative frequency curves. Estimation was done using search radii of 100 x 100 x 50 m “blocks” oriented subparallel to the general strike and dip of the vein system in each area. A sector search, corresponding to the faces of the search box with a maximum of two points per sector was used in estimation. A density of 2.68 based on within ‘vein density’ samples was used in the resource estimate. Within each of the four areas there are approximately 20 to 40 veins in the vein swarm. Resources were estimated by kriging using data from all veins in the swarm. In general, gold accounts for at least 80% of the value of contained metal at the project, so the variograms for gold were used in estimation of the four other metals. Mineral Resources at Tres Amigos and San Pablo were classified as “Indicated” as follows:

1)	they were within a vein within the swarm which contained at least 7 drill holes;
2)	they are within 25 m of the nearest sample point; and,
3)	the block was estimated by at least three drill holes.

All other Mineral Resources were classified as “Inferred”. Since there are no precise quantitative definitions of Measured, Indicated and Inferred, resource classification is subjective and depends on the experience and judgment of the Qualified Person (“QP”) calculating the resource estimate. Mr. Sandefur, QP, allowed indicated material at Tres Amigos and San Pablo because of (1) the similarity of the variograms, and (2) the fact of recent production by DynaMéxico from San Pablo of some 42,000 tonnes mill feed at an average grade of approximately 15 g/t (“grams per tonne”).  Three of the individual veins at La Purisima satisfied criterion (1) above, but CAM elected not to include this material in “Indicated” because of the higher nugget effect at La Purisima, and because there was apparently historic underground mining there. This Mineral Resource Estimate for SJG does not include any ore loss or dilution outside wireframes, and as currently defined, is probably most appropriate for a highly selective, small equipment underground operation.

The veins at San Jose de Gracia have been historically mined for many years and historic mined volumes are not available. The one exception is the approximate 42,000 tonnes of ore processed by DynaMéxico during its pilot production activities in 2003-2006. The resource table is not adjusted for any historic mining. To validate that historic mining had not significantly reduced the resource, CAM reviewed the database for all assays greater than 1 gram per ton gold that were next to missing values at the bottom of drill holes. Only four assays satisfying this criterion were found, and on the basis of this review, Mr. Sandefur does not believe that significant mining has occurred within the volumes defined by the wireframes.

Servicios y Proyectos Mineros performed a database review and considers that a reasonable level of verification has been completed, and that no material issues have been left unidentified from the drilling programs undertaken.

Mineral Resource Estimate and 43-101 Technical Report - Data Verification

Mr. Ramon Luna Espinoza (“Mr. Luna”) initially visited the San Jose de Gracia Project in November 2010, and conducted site inspections at SJG in November 2011 and January 2012. Mr. Sandefur conducted a site inspection of the SJG Project in January 2012. While at the Property in November 2011, Mr. Luna inspected the areas of Tres Amigos, La Prieta, Gossan Cap, San Pablo, La Union, and La Purisima, and historic mining sites. In January 2012, Mr. Sandefur and Mr. Luna inspected the areas of Tres Amigos, San Pablo, La Union, and La Purisima. Pictures of the areas were taken. Many of the drill pads for the drilling programs of 2007 to 2011 were clearly located and identified. Mr. Luna also inspected San José de Gracia’s core logging and storage facilities, the geology offices, the meteorological station, the plant nursery, and the mill. Mr. Sandefur also inspected San José de Gracia’s core logging and storage facilities.

National Instrument 43-101 (“NI 43-101”) Mineral Resource Estimate for the San Jose de Gracia Property (2012)

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

The mineral resource estimates prepared by Mr. Robert Sandefur for this Technical Report include Indicated Resources at Tres Amigos of 893,000 tonnes with an average grade of 4.46 g/t ( 128,000 Oz. Au), and at San Pablo of 1,308,000 tonnes with an average grade of 6.52 g/t (274,000 Oz. Au). The estimate also includes an Inferred Resource of 3,953,000 tonnes in aggregate for the four vein systems, with an average grade of 5.83 g/t (741,000 Oz. Au). The resource estimate is reported using a 2.0 g/t cut off grade, with the effective date of February 6, 2012.

The following tables are summaries of the 2012 DynaMéxico-CAM Mineral Resource Estimate of the four main vein systems and also a table summary disclosing the aggregate of the mineral resources of those four vein systems.

Mineral Resource and Classification for San Jose de Gracia Project

TRES AMIGOS INDICATED
Au Cut Off (g/t)	Tonnes	Au g/t	Au Oz	Ag g/t	Ag Oz	Cu%	CuKg	Pb%	PbKg	Zn%	ZnKg
1.00	1,128,000	3.85	139,000	9.18	333,000	0.19	2,137,000	0.05	570,000	0.33	3,774,000
2.00	893,000	4.46	128,000	10.34	297,000	0.21	1,875,000	0.06	499,000	0.37	3,276,000
3.00	608,000	5.37	105,000	11.31	221,000	0.22	1,338,000	0.06	374,000	0.39	2,349,000
TRES AMIGOS INFERRED
1.00	1,937,000	4.91	306,000	9.46	589,000	0.21	4,028,000	0.05	981,000	0.34	6,600,000
2.00	1,453,000	6.05	282,000	11.01	514,000	0.23	3,390,000	0.06	802,000	0.38	5,460,000
3.00	950,000	7.93	242,000	11.47	350,000	0.20	1,935,000	0.07	620,000	0.43	4,107,000

SAN PABLO INDICATED
Au Cut Off (g/t)	Tonnes	Au g/t	Au Oz	Ag g/t	Ag Oz	Cu%	CuKg	Pb%	PbKg	Zn%	ZnKg
1.00	1,482,000	5.94	283,000	11.92	568,000	0.26	3,839,000	0.01	158,000	0.03	500,000
2.00	1,308,000	6.52	274,000	12.72	535,000	0.28	3,607,000	0.01	147,000	0.04	458,000
3.00	1,091,000	7.32	257,000	13.69	480,000	0.30	3,241,000	0.01	132,000	0.04	405,000
SAN PABLO INFERRED
1.00	756,000	4.65	113,000	9.25	225,000	0.17	1,273,000	0.01	74,000	0.03	227,000
2.00	532,000	6.02	103,000	11.33	194,000	0.20	1,074,000	0.01	51,000	0.03	161,000
3.00	426,000	6.92	95,000	11.89	163,000	0.22	935,000	0.01	40,000	0.03	131,000

LA UNION INFERRED
Au Cut Off (g/t)	Tonnes	Au g/t	Au Oz	Ag g/t	Ag Oz	Cu%	CuKg	Pb%	PbKg	Zn%	ZnKg
1.00	1,221,000	4.72	185,000	12.81	503,000	0.15	1,856,000	0.02	250,000	0.04	532,000
2.00	849,000	6.11	167,000	13.71	374,000	0.19	1,579,000	0.03	221,000	0.05	448,000
3.00	580,000	7.79	145,000	16.51	308,000	0.23	1,340,000	0.03	196,000	0.07	403,000

LA PURISIMA INFERRED
Au Cut Off (g/t)	Tonnes	Au g/t	Au OZ	Ag g/t	Ag OZ	Cu%	CuKg	Pb%	PbKg	Zn%	ZnKg
1.00	1,767,000	3.83	217,000	4.64	264,000	0.08	1,454,000	0.02	293,000	0.06	1,097,000
2.00	1,119,000	5.25	189,000	5.63	203,000	0.10	1,150,000	0.02	209,000	0.06	707,000
3.00	801,000	6.34	163,000	5.85	151,000	0.11	916,000	0.02	164,000	0.07	585,000

SAN JOSE DE GRACIA TOTAL INDICATED
Au Cut Off (g/t)	Tonnes	Au g/t	Au OZ	Ag g/t	Ag OZ	Cu %	CuKg	Pb %	PbKg	Zn %	ZnKg
1.00	2,610,000	5.03	422,000	10.73	901,000	0.23	5,976,000	0.03	728,000	0.16	4,273,000
2.00	2,200,000	5.69	402,000	11.75	831,000	0.25	5,482,000	0.03	646,000	0.17	3,733,000
3.00	1,699,000	6.62	362,000	12.84	701,000	0.27	4,579,000	0.03	506,000	0.16	2,754,000

SAN JOSE DE GRACIA TOTAL INFERRED
1.00	5,681,000	4.50	822,000	8.66	1,581,000	0.15	8,611,000	0.03	1,599,000	0.15	8,456,000
2.00	3,953,000	5.83	741,000	10.11	1,285,000	0.18	7,193,000	0.03	1,283,000	0.17	6,776,000
3.00	2,757,000	7.28	646,000	10.97	972,000	0.19	5,126,000	0.04	1,021,000	0.19	5,227,000

(Due to rounding the numbers in the above may not check exactly. This is an estimate of in situ resources only and there is no assurance that any part of these resources can be converted to reserves. Grades are given to 2 decimals and contained metal to the nearest 000 for comparative purposes and do not imply this degree of accuracy.)

All references to ounces in the 2012 DynaMéxico-CAM Mineral Resource Estimate are references to troy ounces. Tonnes, contained ounces, and contained kilograms of metals are given to the nearest thousand, and grades are reported to two decimals for comparative purposes only and do not imply this degree of accuracy.

National Instrument 43-101 Technical Report on the San Jose de Gracia Property (2012)

The Company received from DynaMéxico on March 28, 2012, a National Instrument 43-101 (“NI 43-101”) compliant Technical Report for the San Jose de Gracia Project (the “2012 DynaMéxico Luna-CAM SJG Technical Report”, the “Technical Report”), and approved by DynaResource de México, S.A. de C.V. (“DynaMéxico”), the 100% owner of SJG.

The 2012 DynaMéxico Luna-CAM SJG Technical Report was prepared by Mr. Ramon Luna Espinoza, BS, P.Geo., of Servicios y Proyectos Mineros, Hermosillo, México, and a Qualified Person as defined under NI 43-101; and by Mr. Robert Sandefur, BS, MSc, P.E., a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO., and a Qualified Person as defined under NI 43-101. The 2012 DynaMéxico Luna-CAM SJG Technical Report includes as Section Fourteen (14) a Mineral Resource Estimate for SJG as prepared by Mr. Sandefur (the “2012 DynaMéxico-CAM SJG 43-101 Mineral Resource Estimate”, the “Resource Estimate”).

The Company filed the Technical Report on SEDAR (www.sedar.com) on March 28, 2012.

Updated National Instrument 43-101 Technical Report for San Jose de Gracia

The Company received from DynaMéxico on December 31, 2012, an updated NI 43-101 compliant Technical Report for the San Jose de Gracia Project (the “Updated 2012 DynaMéxico Luna-CAM SJG Technical Report”). The updated Technical Report was approved by DynaMéxico, and filed by the Company on SEDAR on December 31, 2012.

Selected Drill Hole Intercepts by Target Area (Excerpt from The Updated 2012 DynaMéxico Luna-CAM SJG Technical Report)

Tres Amigos

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
97-013	Tres Amigos	95.00	107.50	12.50	20.80	21.80	0.43	0.06	0.15
97-039	Tres Amigos	40.20	43.20	3.00	29.50	44.60	0.58	0.95	7.45
97-045	Tres Amigos	100.00	106.00	6.00	11.46	3.40	0.03	0.02	0.17
97-047	Tres Amigos	124.94	132.00	7.06	7.51	15.40	0.09	0.27	3.42
08-115	Tres Amigos	153.30	159.00	5.70	8.31	8.30	0.17	0.00	0.07
08-116	Tres Amigos	134.80	138.10	3.30	21.74	9.90	0.06	0.04	0.15
10-150	Tres Amigos	285.61	288.49	2.88	10.93	14.24	0.32	0.01	0.03

10-150	Tres Amigos	312.80	321.81	9.01	3.97	2.35	0.09	0.00	0.03
10-151	Tres Amigos	208.38	216.20	7.82	22.19	14.70	0.36	0.01	0.06
10-154	Tres Amigos	73.00	74.75	1.75	21.89	9.30	0.00	0.00	0.02
10-175	Tres Amigos	241.59	245.40	3.81	6.37	3.41	0.02	0.00	0.03
10-177	Tres Amigos	228.63	245.00	16.37	10.58	9.75	0.25	0.02	0.09
10-179	Tres Amigos	75.3	77.02	1.72	105.51	49.60	0.03	0.01	0.06
10-179	Tres Amigos	174.85	179.52	4.67	5.70	15.89	0.11	0.00	0.16
10-226	Tres Amigos	205.05	213.09	8.04	18.47	19.77	0.42	0.13	0.22
10-227	Tres Amigos	176.95	186.75	9.80	8.42	11.92	0.41	0.04	0.33
10-230	Tres Amigos	244.91	249.45	4.54	18.09	15.48	0.53	0.02	0.03
10-234	Tres Amigos	214.61	217.97	3.36	15.05	13.45	0.23	0.01	0.01
10-237	Tres Amigos	92.44	92.84	0.40	883.91	195.00	0.24	0.77	5.35
11-257	Tres Amigos	60.84	63.33	2.49	5.37	9.28	0.25	0.01	0.40
11-257	Tres Amigos	92.00	94.66	2.66	5.00	6.74	0.25	0.02	1.16
11-260	Tres Amigos	63.40	71.15	7.75	7.84	10.68	0.16	0.12	2.28
11-271	Tres Amigos	115.40	120.15	4.75	13.93	18.56	0.54	0.02	0.14

San Pablo

Selected drill hole results for San Pablo follow:
Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
07-012	San Pablo	19.70	23.90	4.20	10.45	10.00	0.15	0.00	0.01
07-026	San Pablo	65.90	67.80	1.90	34.00	18.70	0.21	0.01	0.05
07-027	San Pablo	142.80	148.85	6.05	13.72	28.60	1.06	0.02	0.04
07-031	San Pablo	94.25	98.05	3.80	31.32	69.60	1.01	0.23	0.74
08-051	San Pablo	183.55	192.60	9.05	22.95	13.60	0.40	0.00	0.03
08-090	San Pablo	190.70	191.90	1.20	11.55	48.50	1.00	0.02	0.02
08-092	San Pablo	124.80	125.80	1.00	23.31	0.50	0.00	0.01	0.00
08-097	San Pablo	227.69	229.75	2.06	17.04	20.00	0.56	0.03	0.04
09-133	San Pablo	126.80	129.80	3.00	13.10	10.25	0.32	0.00	0.02
09-138	San Pablo	150.62	153.59	2.97	8.80	10.46	0.28	0.00	0.02
09-139	San Pablo	132.18	137.68	5.50	20.51	25.82	0.70	0.00	0.01
10-197	San Pablo	48.15	51.82	3.67	7.96	13.18	0.49	0.00	0.03
10-203	San Pablo	70.65	76.15	5.50	332.86	143.90	0.02	0.00	0.01
10-207	San Pablo	80.15	83.20	3.05	16.74	24.17	0.54	0.01	0.02
10-215	San Pablo	186.80	190.27	3.47	15.82	14.68	0.41	0.03	0.02
10-221	San Pablo	69.98	71.98	2.00	13.14	23.93	0.62	0.00	0.01
10-224	San Pablo	122.82	125.05	2.23	5.29	18.70	0.69	0.02	0.04
10-224	San Pablo	148.60	154.95	6.35	7.04	13.31	0.57	0.00	0.01
10-236	San Pablo	112.96	117.03	4.07	11.38	22.92	0.68	0.00	0.01
11-249	San Pablo	108.20	109.93	1.73	8.21	30.29	0.80	0.00	0.02
11.250	San Pablo	101.72	104.81	3.09	20.15	53.44	0.88	0.24	0.54
11-268	San Pablo	92.65	94.25	1.60	11.74	21.13	0.37	0.01	0.04

La Union

Selected drill hole results for La Union follow:

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
08-076	La Union	32.75	34.85	2.10	36.09	47.80	0.43	0.80	1.06
10-208	La Union	150.61	152.67	2.06	6.60	10.30	0.40	0.00	0.01
11-252	La Union	55.25	59.70	4.45	4.26	12.05	0.37	0.01	0.04
11-256	La Union	51.61	52.85	1.24	144.08	138.60	1.06	1.61	1.78
11-256	La Union	99.93	101.29	1.36	9.04	3.30	0.01	0.00	0.01
11-298	La Union	49.15	49.85	0.7	49.39	20.80	0.20	0.01	0.03

La Purisima

Selected drill hole results for La Purisima follow:

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
07-021	La Purisima	158.70	160.80	2.10	75.90	76.00	1.61	0.07	0.00
07-039	La Purisima	197.55	200.80	3.25	10.93	4.60	0.04	0.00	0.01
10-161	La Purisima	87.70	99.67	11.97	3.12	4.86	0.36	0.00	0.01
10-204	La Purisima	128.02	131.86	3.84	4.06	3.15	0.09	0.00	0.00
10-204	La Purisima	173.15	174.58	1.43	7.21	5.57	0.08	0.00	0.01
10-206	La Purisima	121.73	124.04	2.31	14.63	3.45	0.02	0.00	0.00
11-282	La Purisima	152.40	153.92	1.52	7.79	1.40	0.04	0.00	0.00
11-285	La Purisima	85.06	87.92	2.86	3.93	0.80	0.03	0.00	0.00
11-285	La Purisima	98.50	102.15	3.65	6.70	3.87	0.20	0.00	0.01
11-289	La Purisima	109.73	112.78	3.05	9.50	7.05	0.11	0.02	0.00
11-293	La Purisima	38.11	39.27	1.16	10.06	0.50	0.01	0.00	0.00
11-293	La Purisima	158.75	160.55	1.80	12.65	2.84	0.10	0.00	0.01

Block Model Calculation in Surpac Software

The Company has compiled its manual calculation and internal interpretation of the mineralization at SJG defined by drilling and production to date. The Company has also built the block model of mineralization at SJG using Surpac (Gemcom) software. The current block model at SJG confirms mineralization at San Pablo, Tres Amigos, La Union, Palos Chinos, and La Purisima; with portions of the mineralization in a high grade category, and including mineralization at San Pablo and Tres Amigos, and is consistent with the CAM SJG Mineral Resource Estimate described above. The Company will continue this Surpac modeling work as additional drill programs are planned and completed.

Commissioning of Metallurgical Testing (2012)

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

To carry out mineral exploration activities, holders of mining concessions in México are required to file at the offices of the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in México (“SEMARNAT”) a “Notice of Commencement of Exploration Activities” under the guidelines of the Mexican Official Norm 120 (“Norm 120”). SEMARNAT is the office of the Federal Government of México responsible for the review and issuance of a Change of Soil Use Permit (“CSUP”) , the review of a Technical Justification Study (referenced below) and the filing of Norm 120. Norm 120 is a notice to SEMARNAT only, and has no processing time.

If contemplated mineral exploration activities fall outside of the parameters defined under Norm 120, a CSUP Application is required to be filed at the SEMARNAT under the guidelines of the Federal Sustainable Forestry Development Act and its Regulations. To meet the requirements for issuance of a CSUP, the applicant must also file a Technical Study (“Technical Justification Study”) to justify the change of soil use from forestry to mining, to demonstrate that biodiversity will not be compromised, and to demonstrate that there will be no soil erosion or water quality deterioration on completion of the mineral exploration activities.

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

DynaMéxico Permit Filings / Permits History (2003 – 2014)

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

•	On July 21, 2010, SEMARNAT authorized DynaMéxico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of 36 months, as SEMARNAT determined that such activities fall within the framework of Norm 120. SEMARNAT’s approval was subject to the following conditions: (a) DynaMéxico’s filing of a CSUP Application (referenced below) and approval thereof by SEMARNAT, and (b) posting of a bond in the amount of $134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMéxico.

•	On August 9, 2010, DynaMéxico filed a CSUP Application and a Technical Justification Study at the offices of SEMARNAT to carry out certain mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.

•	On December 20, 2010, SEMARNAT approved the CSUP Application and Technical Justification Study filed by DynaMéxico with respect to the San José de Gracia Project and authorized DynaMéxico to conduct mineral exploration activities on 5.463 hectares of the San José de Gracia Project for a term of 36 months.

•	On March 8, 2012, the Director of Water Administration of CONAGUA certified in writing the rights of DynaMéxico to use exploit and extract 1,000,000 cubic meters of water per year from the extraction infrastructure located in San José de Gracia. CONAGUA determined that DynaMéxico’s water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMéxico will be subject to applicable levies imposed by the Mexican tax authorities under applicable tax laws.

32

•

On June 17, 2013, DynaMéxico received from SEMARNAT, the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at SJG ("the SEMARNAT-SJG Mill Permit," and, the "SEMARNAT Permit"). Under the terms of the SEMARNAT-SJG Mill Permit, DynaMéxico will be responsible to maintain the SJG pilot mill facility, and including the adjacent tailings pond area, in compliance with the regulations described in la Norma Oficial Mexicana ("NOM-141-SEMARNAT-2003).

•	On July 31, 2013, SEMARNAT authorized DynaMéxico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of an additional 18 months, extending the initial term of 36 months as SEMARNAT had determined on July 10, 2010. SEMARNAT determined that such activities fall within the framework of Norm 120.

•	On September 30, 2013, DynaMéxico received from SEMARNAT the approval and permission which allows for mining activities and the exploitation of the San Pablo area of San Jose de Gracia.
•	On January 6, 2014, MinerasDyna entered into a 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia. The 20 Year Land Lease Agreement is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by MinerasDyna of $1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. Additionally, under the description of the Land Lease Agreement, MinerasDyna expects to construct a Medical Facility at SJG in year 2014, and a Community Center in year 2015. The land lease agreement provides MinerasDyna with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

DynaMéxico Bonding Requirements (2010)

•	Under the Exploration Permit issued to DynaMéxico on July 21, 2010, SEMARNAT imposed upon DynaMéxico a bonding obligation in the amount of $134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMéxico.
•	Under the CSUP issued to DynaMéxico on December 20, 2010, SEMARNAT imposed upon DynaMéxico a bonding obligation of $116,911 Mexican Pesos for reforestation and remediation measures with respect to the San José de Gracia Project. The bond was timely posted by DynaMéxico.

Water Concession

The Company has secured the Water Rights Concession for the area surrounding SJG. The Director of Water Administration of the National Water Commission of México (CONAGUA) formally certified in writing the rights of DynaResource de México, S.A. de C.V. to legally “use”, exploit and extract 1,000,000 cubic meters of water per year from the DynaMéxico extraction infrastructure located within the perimeter of the mining concessions comprising the San Jose de Gracia Mining Property in Sinaloa State, México. CONAGUA determined that the DynaMéxico water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMéxico will be subject to applicable levies imposed by the Mexican tax authorities in accordance with current Mexican tax laws.

San Jose de Gracia Current Operations

Rehabilitation and Start-up of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, MinerasDyna has rehabilitated the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is now processing bulk samples mined from selected target areas of SJG. Operations at SJG are managed by MinerasDyna, and are projected to be similar to those conducted by DynaMéxico during the 2003-2006 Period.

***

General

Activity for the Three and Six Months Ended June 30, 2014 and 2013

In the current quarter, MinerasDyna commenced pilot production operations at San Jose de Gracia. The operation has yielded the mining of approx. 2,500 tons of material, 535 oz. of gold concentrate, and the sale of $586,846 gold product. For the first 3 months of the year, MinerasDyna was rehabilitating the San Pablo Mine and refurbishing the Pilot Mill Facility and generally preparing to commence pilot production operations.

In 2013, MinerasDyna, in accordance with the terms of the Exploitation Amendment Agreement, commenced the rehabilitation of the San Pablo Mine and the refurbishment of the pilot production facility at SJG. DynaMéxico received permits as discussed above for the rehabilitation and operation of the pilot mill facility and the exploitation and mining of the San Pablo area of SJG. The basis for the mining activity and the operation of the pilot mill facility are the NI 43-101 Mineral Resource Estimate, the Technical Report, the block models prepared as a result of the recent drilling activity, and the recent production history of 2003-2006.

Structure of Company / Operations

Activities in México are conducted by Mineras de DynaResource S.A. de C.V. (“MinerasDyna”); with the management of personnel being contracted by MinerasDyna through to the personnel management subsidiary, DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”). Management of DynaResource, Inc. and consultants continue to manage the operating companies in México; while the Chairman/CEO of DynaUSA is the President of each of the operating companies in Mexico. Fees for Management and administration are charged by MinerasDyna and DynaOperaciones, which are eliminated in consolidation.

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

Competition

DynaMéxico retains 100% of the rights to concessions over the area of the San José de Gracia property and it currently sees no competition for mining on the lands covered by those concessions. The sale of gold and any bi-products would be subject to global market prices, which prices fluctuate daily. DynaMéxico was successful in selling gold concentrates produced from SJG in prior years, and the Company expects a competitive market for produced concentrates and/or other mineral products in the future. Actual prices received by MinerasDyna in the sale of concentrates or other products produced from San Jose de Gracia would depend upon these global market prices, less deductions.

DynaMéxico conducted mining and milling operations at SJG from March 2003 through June, 2006. This activity was suspended in order to focus on the exploration of the vast SJG District. The Company’s operating subsidiaries, MinerasDyna and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported no revenue in 2013 and 2012. The Company has reported revenues from mining and production activities in 2014.

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

Gold Supply.    A combination of current mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available for the years 2008 through 2014, on average, current mine production has accounted for approximately 64% of the annual gold supply.

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604

34

2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014 (through August 5, 2014)	$1,385	$1,221	$1,305

Source: Kitco, Reuters and the London Bullion Market Association

On August 5, 2014, the afternoon fixing gold price on the London Bullion Market was $1,284 per ounce and the spot market gold price on the New York Commodity Exchange was $1,289 per ounce.

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

Sampling Process-Core Drill Holes

The geological data reported from core drill holes contained in this report was verified by an appropriate quality control person using industry standard quality controls and quality assurance protocols utilized in exploration activities. Standard reference samples and various duplicates are inserted in each batch of assays. Drill core samples are cut by saw on site and samples splits are prepared for shipment, sealed and then shipped for assaying. Samples were sent to a certified assayer (Inspectorate Exploration & Mining Services Ltd., Vancouver, BC.) and analyzed for gold by fire assay and for silver and 34 other trace and major elements in accordance with standard industry practices.

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

RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

REVENUE. Revenue for the three and six months ended June 30, 2014 and 2013 was $586,846 and $0, respectively. The Company has begun the mining and processing of gold product in the current quarter. The Company expects significant revenues from conducting production activities for the remainder of 2014.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales were $105,993 and $0 for the three and six months ended June 30, 2014 and 2013, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product.

MINE OPERATING COSTS. Mine operating costs were $56,453 and $0 for the three and six months ended June 30, 2014 and 2013, respectively. These costs are directly related to the extraction of mine tonnage to be processed at the mill.

PROPERTY HOLDING COSTS. Property holding costs were $143,512 and 0 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended, the costs were $287,023 and $0, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. These costs were accounted for as Exploration Costs in 2013.

PRE-PILOT-PRODUCTION EXPENSES. Pre Pilot-Production Expenses were $167,344 and $0 for the three months ended June 30, 2014 and 2013, respectively and $844,179 and $0 for the six months ended June 30, 2014 and 2013, respectively. The increase in expenses was due to the Company commencing mining and milling operations in 2014. These expenses include refurbishment, facilitation of and cleaning of the mill and mine operations. The Company was still in development stage in 2013.

EXPLORATION EXPENSES. Exploration expenses were $0 and $226,001 for the three and six months ended June 30, 2014 and 2013, respectively. The decrease in costs was due to the Company starting up operations in 2014 and incurring Pre Pilot-Production Costs—see above.

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2014 and 2013 were $1,176,226 and $279,474, respectively. Operating expenses for the six months ended June 30, 2014 were $1,525,651 and 1,021,545, respectively. The increase in expenses is due to issuance of share based compensation of $625,000 and a general increase in activity due to the start-up and production at the project. The above expenses include depreciation and amortization amounts of $18,578 and $22,330 for the three months ended June 30, 2014 and 2013, respectively and $36,443 and $44,391 for the six months ended June 30, 2014 and 2013, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency translation gain or (loss) was $(56,072) and $(46,229) for the three months ended June 30, 2014 and 2013, respectively. Interest expense is the primary component in this category and increased due to the additional notes transacted in 2014. For the six months ended June 30, 2014 and 2013, the amounts were $(98,303) and $(46,095), respectively. Currency translation gain or (loss) was $3,572 and $(401,542) for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the amounts were $6,974 and $(52,908), respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended June 30, 2014 and 2013 was $(146,846) and $(190,139), respectively. For the six months ended June 30, 2014 and 2013, the amounts were $(286,055) and $(388,559), respectively. The reduction for the three and six month periods is due primarily to the change in minority interest % from the prior year.

COMPREHENSIVE (LOSS). Comprehensive loss includes the Company’s net loss plus the unrealized currency translation gain (loss) for the period. For the three months ended June 30, 2014 and 2013, the Company recorded a loss of $(88,414) and $(28,853), respectively. For the six months ended June 30, 2014 and 2013, the Company recorded a loss of $(10,270) and a loss of $(31,618), respectively.

Liquidity and Capital Resources

As of June 30, 2014, the Company maintained working capital of $698,057, comprised of current assets of $1,490,092 and current liabilities of $792,035. This represents a decrease of $(260,105) from the working capital maintained by the Company of $958,162 as of December 31, 2013, due primarily to the continued funding of operations in the first six months and expenses related to the refurbishment of the pilot mill facility and the rehabilitation of the San Pablo mine at San Jose de Gracia.

Net cash used in operations for the six months ended June 30, 2014 increased to $(2,247,923) from $(1,548,221) in the six months ended June 30, 2013. Again, this was due to the increased activity relating to the refurbishing of the pilot mill facility and the rehabilitation of the San Pablo mine, and the preparation for processing bulked mine samples through the pilot mill facility. The pilot mill facility is now operational and the Company is producing revenue from processing material mined from San Pablo Mine through the pilot mill facility in 2014, in order to fund continuing operations.

Cash used in investing activities was primarily for purchase of fixed assets of $23,744 and for the change in Investment in Affiliate of $54,629 in the six months ended June 30, 2014.

Cash provided by financing activities for the six months ended June 30, 2014 was $1,592,021 compared to $1,514,995 for the six months ended June 30, 2013. The primary components for the current year are for issuance of preferred stock, series B for cash of $1,101,000 and proceeds of notes of $250,000. Proceeds from financing were utilized to refurbish the pilot mill facility and rehabilitate the San Pablo mine, and to prepare to process bulk mined samples through the mill facility. In the prior year, the primary component was issuance of notes for cash of $1,545,000.

 Note Receivable – Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provide for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses.

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

As of June 30, 2014, MinerasDyna, the 100% owned subsidiary of DynaUSA, continues to carry an amount receivable from DynaMéxico of $3,650,000, and MinerasDyna continues to make cash advances to DynaMéxico under the terms of the exploitation amendment agreement (“EAA”), below.

As of December 31, 2013, the Company has no receivable from DynaMéxico, however, the Company’s wholly owned subsidiary MinerasDyna had an accounts receivable due from DynaMéxico in the amount of $2,800,000.

Mineras de DynaResource (“MinerasDyna”)

As of June 30, 2014, the Company had advanced $3,950,000 to MinerasDyna and MinerasDyna had advanced $3,650,000 to DynaMéxico. The total amount of $3,650,000 is a receivable owed to MinerasDyna from DynaMéxico as of June 30, 2014.

As of December 31, 2012 the Company agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

The receivables from MinerasDyna and DynaMéxico have been eliminated upon consolidation.

Advances from Goldgroup Mining Inc. (“Goldgroup”)

In the current year, Goldgroup advanced $111,500. In 2013, Goldgroup advanced $120,000 USD to DynaMéxico. This $231,500 amount is being carried as a Due to Non-controlling interest.

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

Plan of Operation

The Plan of operation for the next twelve months includes MinerasDyna continuing the ramping up of the pilot production operation at SJG. The Company is required to fund its general and administrative expenses in the US. The Company’s operating subsidiaries, MinerasDyna and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand is adequate to fund its ongoing general and administrative expenses through 2014. The Company plans to seek additional capital funding during the next 12 months depending on results of pilot production activities, market conditions, and other circumstances.

Capital Expenditures

The Company’s primary activities relate to the exploitation of the SJG property through its 100% owned operating subsidiary, MinerasDyna. MinerasDyna is conducting activities at SJG under the terms of the Exploitation Amendment Agreement (the “EAA” or “operating agreement”) with DynaMéxico. The Company plans to acquire necessary or optional equipment in the immediate future, in order to facilitate the mining and milling operations and is budgeting $1,000,000 for these purposes.

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

Although Goldgroup challenged the jurisdiction to the filed litigation in Texas, Goldgroup has acknowledged that it owns no direct interest in the San Jose de Gracia Property, and it has acknowledged that Mineras de DynaResource SA de C.V. (“Mineras”), DynaUSA’s 100% owned subsidiary, is the exclusive operator of the San Jose de Gracia Project.  Additionally, recent developments in México in 2013, including: (1) the signing of the Exploitation Amendment Agreement (“EAA”) between Mineras and DynaMéxico; (2) the signing of a 20 year land lease agreement between Mineras and the Santa Maria Ejido Community surrounding the San Jose de Gracia Project; and (3) the acquisition by DynaUSA of a majority interest in DynaMéxico; protect against Goldgroup’s wrongfully obtaining and/or disseminating confidential data and information of DynaMéxico.  These recent developments in México provided that the DynaResource Parties non-suited the Texas action as announced by the Company on March 14, 2014, without prejudice to asserting or consolidating claims in México, as well as to contemplate additional claims or regulatory actions against Goldgroup in Canada.

Goldgroup Arbitration Filing

On March 14, 2014, Goldgroup filed for arbitration, citing the Earn In Agreement dated September 1, 2006. The Company filed an answer on April 10, 2104 disputing that any issues exist which provide for arbitration.

Company Filing in US District Court – District of Colorado

On May 30, 2014, the Company and DynaMéxico filed a “Verified Complaint for Declaratory and Injunctive Relief” against Goldgroup in United States District Court, Denver Colorado. Within the verified complaint, the Company and DynaMéxico seek an order and judgment staying and enjoining Goldgroup, temporarily and permanently, from maintaining the arbitration it has commenced and generally petitioning against the arbitration proceedings. The Company and DynaMéxico believe that there exists no valid agreement between the parties which provides for arbitration.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2014, our Chief Executive Officer and Chief Financial Officer as of June 30, 2014, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2014. Based on its evaluation, our management concluded that, as of June 30, 2014, our internal control over financial reporting was effective.

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

PART II OTHER INFORMATION

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

The Petition requested that Goldgroup be enjoined from: (a) using or disseminating any confidential information belonging to DynaMéxico, (b) asserting that Goldgroup owns any interest in the San Jose de Gracia Project, rather than owning a common shares equity interest in DynaMéxico, (c) improperly disclosing that Goldgroup is the operator of the San Jose de Gracia Project, rather than Mineras de DynaResource S.A. de C.V. (“MinerasDyna”), and (d) failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by a DynaUSA senior executive.

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

Although Goldgroup challenged the jurisdiction to the filed litigation in Texas, Goldgroup has acknowledged that it owns no direct interest in the San Jose de Gracia Property, and it has acknowledged that Mineras de DynaResource SA de C.V. (“Mineras”), DynaUSA’s 100% owned subsidiary, is the exclusive operator of the San Jose de Gracia Project.  Additionally, recent developments in México in 2013, including: (1) the signing of the Exploitation Amendment Agreement (“EAA”) between Mineras and DynaMéxico; (2) the signing of a 20 year land lease agreement between Mineras and the Santa Maria Ejido Community surrounding the San Jose de Gracia Project; and (3) the acquisition by DynaUSA of a majority interest in DynaMéxico; protect against Goldgroup’s wrongfully obtaining and/or disseminating confidential data and information of DynaMéxico.  These recent developments in México provided that the DynaResource Parties non-suited the Texas action as announced by the Company on March 14, 2014, without prejudice to asserting or consolidating claims in México, as well as to contemplate additional claims or regulatory actions against Goldgroup in Canada.

Goldgroup Arbitration Filing

On March 14, 2014 Goldgroup filed for arbitration, citing the Earn In Agreement dated September 1, 2006. The Company filed an answer on April 10, 2104 disputing that any issues exist which provide for arbitration.

Company Filing in US District Court – District of Colorado

On May 30, 2014, the Company and DynaMéxico filed a “Verified Complaint for Declaratory and Injunctive Relief” against Goldgroup in United States District Court, Denver Colorado. Within the verified complaint, the Company and DynaMéxico seek an order and judgment staying and enjoining Goldgroup, temporarily and permanently, from maintaining the arbitration it has commenced and generally petitioning against the arbitration proceedings. The Company and DynaMéxico believe that there exists no valid agreement between the parties which provides for arbitration.

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

Item 6. Exhibits and Reports on Form 8-K

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

Date: August 11, 2014

