Form 10-Q
period 2014-09-30
DYNARESOURCE INC
filed 2014-11-19
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Amaller Reporting Coompany [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes [ ] No [X].

As of November 17, 2014 there were 13,815,274 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3-6
	Notes to Financial Statements	7-18

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	19-40
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	40
ITEM 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	41

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	42

ITEM 3.	Default Upon Senior Securities	42

ITEM 4.	Mine Safety Disclosures	42

ITEM 5.	Other Information	42

ITEM 6.	Exhibits and Reports on Form 8-K	42

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$244,986	$1,143,344
Accounts Receivable	0	0
Inventories	213,000	0
Foreign Tax Receivable and Other Current	691,922	296,038
Total Current Assets	1,149,908	1,439,382

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $887,895 and $851,861)	229,288	241,518
Mining Properties (Net of Accumulated Amortization of
$539,919 and $519,400)	4,163,492	4,183,967
Investments in Affiliate	251,771	256,840
Other Assets	359,380	277,319

TOTAL ASSETS	$6,153,839	$6,399,026

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$85,403	$114,498
Due to Non-controlling Interest	231,500	120,000
Accrued Expenses	518,671	246,722
Notes Payable—Current Portion	203,500	0
Total Current Liabilities	1,039,074	481,220

Notes Payable (Net of Current Portion of $203,500 and $0)	1,738,851	1,354,808

TOTAL LIABILITIES	$2,777,925	$1,836,028

Equity:
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	$1	$1
Preferred Stock, Series B, $.0001 par value, 1,000,000 shares
Authorized, 0 and 460,446 shares issued and outstanding	0	46
Preferred Stock, $.0001 par value, 19,000,000 shares
Authorized, no shares issued and outstanding	0	0
Common Stock, $.01 par value, 25,000,000 shares authorized,
13,815,274 and 11,052,008 shares issued and outstanding	138,154	110,520
Preferred Rights	40,000	40,000
Additional Paid In Capital	49,082,493	43,292,746
Treasury Stock	(4,152,750)	(707,750)
Accumulated Other Comprehensive Income	257,631	252,611
Accumulated (Deficit)	(35,865,517)	(32,695,350)
Total DynaResource, Inc. Stockholders’ Equity	9,500,012	10,292,824
Non-controlling Interest	(6,124,098)	(5,729,826)

TOTAL EQUITY	$3,375,914	$4,562,998

TOTAL LIABILITIES AND EQUITY	$6,153,839	$6,399,026

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months September 30, 2014	Three Months September 30, 2013	Nine Months September 30, 2014	Nine Months September 30, 2013

REVENUES	$297,638	$0	$884,484	$0
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	56,559	0	162,552	0
Mine Operating Costs	29,769	0	86,222	0
Pre-Pilot Production Costs	693,283	0	1,563,492	0
Exploration Costs	0	160,255	0	386,256
Property Holding Costs	130,500	0	391,493	0
Total Costs and Expenses	910,111	160,255	2,203,759	386,256

Gross Profit (Loss)	(612,473)	(160,255)	(1,319,275)	(386,256)

OPERATING EXPENSES
General and Administrative	480,840	678,771	1,344,958	1,655,925
Share Based Compensation	0	0	625,000	0
Depreciation and Amortization	20,003	21,671	56,446	66,062
Total Operating Expenses	500,843	700,442	2,026,404	1,721,987

NET OPERATING INCOME (LOSS)	(1,113,316)	(860,697)	(3,345,679)	(2,108,243)

OTHER INCOME (EXPENSE)
Currency Gains (Losses)	(71,905)	(68,038)	(64,895)	(120,946)
Interest Income (Expense)	(55,515)	(45,236)	(153,990)	(91,586)
Other Income (Expense)	18	114	190	369
Total Other Income (Expense)	(127,402)	(113,160)	(218,695)	(212,163)

NET INCOME (LOSS) BEFORE TAXES	(1,240,718)	(973,857)	(3,564,374)	(2,320,406)

TAXES	0	0	0	0

NET INCOME (LOSS)	$(1,240,718)	$(973,857)	$(3,564,374)	$(2,320,406)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(1,132,530)	$(908,988)	$(3,170,102)	$(1,866,978)
NON-CONTROLLING INTERESTS	$(108,188)	$(64,869)	$(394,272)	$(453,428)
	(1,240,718)	(973,857)	(3,564,374)	(2,320,406)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.:

Income (Loss) per Common Share	$(.10)	$(.08)	$(.31)	$(.17)

Weighted Average Shares Outstanding	12,433,220	10,832,564	11,517,470	10,802,008

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS) PER ABOVE	$(1,240,718)	$(973,857)	$(3,564,439)	$(2,320,406)
Unrealized Currency Gains (Losses)	(272,566)	11,511	(282,836)	(20,107)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(272,566)	11,511	(282,836)	(20,107)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,513,284)	$(962,346)	$(3,847,275)	$(2,340,513)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(1,404,650)	$(900,771)	$(3,453,003)	$(1,882,366)
NON-CONTROLLING INTERESTS	$(108,634)	$(61,575)	$(394,272)	$(458,147)
	(1,513,284)	(962,346)	(3,847,275)	(2,340,513)

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2014 (unaudited) and

Year Ended December 31 2013 (audited)

	Preferred	Preferred	Preferred	Preferred				Additional		Other
	Series A	Series A	Series B	Series B	Common	Common	Preferred	Paid In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Capital	Stock	Income	Deficit	Total

Balance, January 1, 2013	1,000	1,000	0	0	10,802,008	108,020	40,000	40,429,500	(50,750)	270,794	(29,717,163)	11,081,401

Change in Par Value		(999)						999				0
Sale of Series B
Preferred Shares			387,900	39				1,939,461				1,939,500
Conversion of Notes
Payable to Series B
Preferred Shares			72,546	7				362,727				362,734
Common Stock Issued for Services					250,000	2,500		560,000	(562,500)			0
Common Stock Options Issued								59				59
Other Comprehensive Income										(18,183)		(18,183)
Treasury Shares Purchased									(94,500)			(94,500)
Net Income (Loss)											(2,978,187)	(2,978,187)

Balance, December 31, 2013	1,000	1	460,446	46	11,052,008	110,520	40,000	43,292,746	(707,750)	252,611	(32,695,350)	10,292,824

Sale of Series B
Preferred Shares			348,700	35				1,743,465				1,743,500
Notes Converted to Common					4,391	44		11,278				11,335
Pref. B Converted to Common			(809,146)	(81)	1,425,542	14,255		(14,174)				0
Common Stock Issued for Invest					1,333,333	13,333		3,986,667	(4,000,000)			0
Purchase of Treasury Shares.									(7,500)			(7,500)
Issuance of Treas. Shares for Svs.								62,500	562,500			625,000
Other Comprehensive Income										5,020		5,020
Net Income (Loss)											(3,170,102)	(3,170,102)

Balance, September 30, 2014	1,000	1	0	0	13,815,274	138,154	40,000	49,082,493	(4,152,750)	257,631	(35,865,517)	9,500,012

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,564,439)	$(2,320,406)
Adjustments to reconcile net income (loss) to cash provided by
(used in) Operating activities
Issuance of Common Stock for Services	625,000	0
Issuance of Common Stock Options	0	59
Depreciation and Amortization	56,446	66,061

Change in Operating Assets and Liabilities:
(Increase) in Accounts Receivable	0	0
(Increase) in Inventories	(213,000)	0
(Increase) in Foreign Tax Receivable	(226,902)	(116,155)
Decrease in Receivable—Related Party	0	48,000
(Increase) in Other Current Assets	(168,982)	(19,128)
(Decrease) in Accounts Payable	(29,095)	(132,081)
Increase in Accrued Liabilities	271,949	78,721
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(3,249,023)	(2,394,929)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property	(23,741)	(65,038)
Investment in Affiliate	5,069	0
Change in Other Assets	(82,061)	(198,763)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(100,733)	(263,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Other Comprehensive Income (Loss)	(5,020)	10,330
Proceeds from Sale of Preferred Stock, Series B	1,743,500	832,000
Proceeds from Promissory Notes	453,500	1,545,000
Conversion of Accrued Interest to Notes Payable	169,666	0
Conversion of Notes Payable to Common Stock	(14,248)	0
Loan from Non-Controlling Interest	111,500	120,000
Purchase of Treasury Stock	(7,500)	(94,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,451,398	2,432,830

NET (DECREASE) IN CASH	(898,358)	(225,900)

CASH AT BEGINNING OF PERIOD	1,143,344	1,522,652

CASH AT END OF PERIOD	$244,986	$1,296,752

SUPPLEMENTAL DISCLOSURES
Redemption of Preferred Stock, Series B for Common Stock	$13,626	$0
Non-Cash Issuance of Stock Options	$0	$59
Note Conversion to Common Stock	$11,321	$240,000
Issuance of Treasury Shares for Compensation	$625,000	$0
Issuance of Common Stock for Treasury Stock	$4,000,000	$0
Conversion of Accrued Interest to Notes	$169,666	$14,757
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

DYNARESOURCE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014 (Unaudited) and December 31, 2013

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosures for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2013 Form 10-K.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended September 30, 2014 and December 31, 2013 (Mexican Pesos per one U.S. dollar):

		Sept 30, 2014	Dec 31, 2013

Current exchange rate	Pesos	13.48	13.07

Weighted Average exchange rate for the period ended	Pesos	13.11	12.75

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At September 30, 2014, the Company had no balances that were in excess of the FDIC insurance limit of $250,000. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts:

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection.

Foreign Tax Receivable:

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of September 30, 2014 and December 31, 2013 are $522,940 and $296,038, respectively.

Inventory:

The Company commenced mining and milling (production) activities in the 2nd quarter, 2014. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, and gravity concentrates, and gravity tailings or flotation feed material. The inventories are $213,000 and $0 as of September 30, 2014 and December 31, 2013, respectively.

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

As of the date of this filing, no events have occurred that would require write-down of any assets.  As of September 30, 2014, no indications of impairment existed.

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

Advertising Costs:

The Company incurred no advertising costs for the three and nine months ended September 30, 2014 and 2013.

Income Taxes:

Income from the parent company, DynaUSA, is taxed at regular corporate rates per the Internal Revenue Code.  Although the Company has tax loss carry-forwards (see Note 6), there is uncertainty as to utilization prior to their expiration.  Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance. Income from the Company’s subsidiaries in Mexico are taxed at applicable Mexican tax law.

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

Comprehensive Income:

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended September 30, 2014 and December 31, 2013, the Company’s components of comprehensive income were foreign currency translation adjustments and unrealized gains/losses on securities held for sale.

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

The Company had 1,151,800 options and warrants outstanding at September 30, 2014. The Company also had convertible debt instruments as of September 30, 2014. As the Company incurred a net loss during the period ended September 30, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive and, therefore, have been excluded from the computation.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flows.

Reclassifications:

Certain prior year and quarterly balances have been reclassified to conform to current year and quarterly presentation.

NOTE 2 – INVENTORIES

The Company commenced underground mining and test milling activities (“pilot production”) in the 2nd quarter of 2014. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity concentrates and gravity tailings (or, flotation feed material. The inventories are $213,000 and $0 as of September 30, 2014 and December 31, 2013, respectively, as follows:

	2014	2013

Mined Tonnage	$110,000	$0
Gravity Tailings (Flotation Feed Material)	78,000	0
Gravity Concentrate	25,000	0

Total Inventories	$213,000	$0

NOTE 3 – PROPERTY

Property consists of the following at September 30, 2014 and December 31, 2013:

	2014	2013

Mining camp equipment and fixtures	$648,866	$648,866
Transportation equipment	262,348	262,348
Lab equipment	14,306	14,306
Machinery and equipment	66,931	43,187
Office furniture and fixtures	76,894	76,894
Office equipment	11,673	11,673
Computer equipment	36,105	36,105
Sub-total	1,117,123	1,093,379
Less: Accumulated depreciation	(887,895)	(851,861)
Total Property	$229,288	$241,518

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $53,594 and $62,683 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 4 – MINING PROPERTIES

Mining properties consist of the following at September 30, 2014 and December 31, 2013:

	2014	2013
San Jose de Gracia (“SJG”):
Mining Concessions	$4,702,411	$4,703,367
Less: Accumulated Amortization	(539,919)	(519,400)

Total Mining Properties	$4,163,492	$4,183,967

Amortization expense was $2,852 and $3,379 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through September 30, 2014, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”).  The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.  DynaNevada is a related entity (affiliate), and through its subsidiary DynaNevada de México, has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 / Share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. DynaNevada has a contingent liability arising from the purchase of one of the mining properties, which Management believes has no merit. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of September 30, 2014 and December 31, 2013 to be $70,000. Management believes the impairment is temporary, and therefore an unrealized loss of $735,760 has been recorded in other comprehensive income.

The Company has advanced funds to DynaNevada on a regular basis in order for DynaNevada to meets its basis filing and reporting obligations with the Mexican authorities relating to tax returns and paying taxes on its mining concessions. As of September 30, 2014 and December 31, 2013, the advances totaled $181,771 and $186,840, respectively.

NOTE 6 – PROMISSORY NOTES

Notes Payable – Series I

At September 30, 2014, the Company was obligated to repay Promissory Notes in the amount of $1,341,312 (the “Notes”). The Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. As of September 30, 2014, all accrued interest on the Series I notes were converted to principal and Note holders were issued interest payments based on the total of note plus accrued interest for the 2nd quarter, 2014.

The holders of the Notes (In Aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, and up to fifty thousand tonnes) processed through the existing, or improved mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund cash reserve. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. The Notes mature on December 31, 2015.

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

Notes Payable – Series II

At September 30, 2014, the Company was obligated to repay Promissory Notes in the amount of $399,808 (the “Notes”). The Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears.

The holders of the Notes (In Aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, on the second fifty thousand tonnes) processed through the existing, or improved mill facilities at San Jose de Gracia. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund. The Notes mature on December 31, 2015.

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

One note was converted in the current quarter in the amount of $11,321, which includes $343 accrued interest converted to notes and 4,391 shares of common stock were issued, at a price of $2.50 per share (preferred series B shares conversion was bypassed as all preferred shares were converted to common as of September 30, 2014).

Other Notes

The Company received proceeds from a short term convertible note in the amount of $203,500 in the quarter. Interest is accrued at 8% annually and interest payments are deferred until conversion or payoff of note. The note provisions allow payoff in the first 180 days subsequent to funding, with additional premium of 10% of the note amount in the 1st 30 days; 12% if paid in the next 30 days; 15% in the next 60 days; and 19% if paid before the end of 180 days. After 180 days, the note is convertible to common stock at a “variable conversion price” of 70% of the market price (average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date). This note has been guaranteed by the CEO of the Company.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of September 30, 2014 and December 31, 2013 are as follows:

Deferred Tax Asset Related to:

	2014	2013
Prior Year	$9,500,294	$8,282,305
Tax Benefit for Current Year	1,077,857	1,217,989
Total Deferred Tax Asset	10,578,151	9,500,294
Less: Valuation Allowance	(10,578,151)	(9,500,294)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $35,000,000 at September 30, 2014, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2014.

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

Series A Preferred Stock:

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company.  In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At September 30, 2014 and December 31, 2013 there were 1,000 and 1,000 shares of Series A Preferred Stock outstanding, respectively. The par value changed from $1.00 to $0.0001 in 2013.

Series B Preferred Stock:

The Company has designated 1,000,000 shares of its Preferred Stock as Series B, having a par value of $0.0001 per share.  Holders of the Series B Preferred Shares have the right to convert into Common Stock of the Company on the following schedule:

Date of Conversion	# of Common Shares Received on Conversion For Each Preferred Share	# of Common Stock Warrants Received On Conversion for Each Preferred Share	Company Can Force the Option?
April 1 to September 30, 2014	2	0	N
July 1 to Dec 31, 2014	1.5	.75	N
January 1 to June 30, 2015	1	1	N
July 1 to December 31, 2015	1	0	Y

The holders of Series B Preferred Shares do not have voting rights and are not entitled to receive a dividend.

At September 30, 2014, all preferred shares converted to common shares: 809,146 shares of preferred B converted to 1,425,542 shares of common. At December 31, 2013, 460,446 shares of Series B Preferred Stock were outstanding.

In the third and fourth quarters of 2013, $340,000 of the promissory notes and $22,734 of accrued interest were converted to Series B Preferred Stock. One note was converted in the current quarter in the amount of $11,321 and 4,391 shares of common stock were issued (preferred series B shares was bypassed as all preferred shares were converted to common stock as of September 30, 2014).

Preferred Stock (Undesignated):

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,000,000 shares designated as Series B Preferred Stock, the Company is authorized to issue an additional 19,000,000 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At September 30, 2014 and December 31, 2013, there were no other shares of Preferred Stock outstanding.

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

Common Stock:

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At September 30, 2014 and December 31, 2013, there were 13,815,274 and 11,052,008 shares outstanding, respectively. No dividends were paid for the three and nine months ended September 30, 2014 and 2013.

Preferred Rights:

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of September 30, 2014 and December 31, 2013, respectively.

Stock Issuances:

During the three months ended September 30, 2014, 64,250 common shares were issued for the redemption of preferred Series B shares. During the nine months ended September 30, 2014, 1,425,542 common shares were issued for the redemption of preferred Series B shares.

During the three and nine months ended September 30, 2014, the Company issued 128,500 and 809,146 Series B preferred shares, respectively for cash for $5.00 per share, which were all converted at September 30, 2014 to common shares at a conversion ratio of 2 common shares issued for 1 preferred series B share redeemed.

During the three months ended September 30, 2014, the Company issued 1,333,333 shares to Mineras de DynaResource (wholly owned subsidiary) in exchange for the receivable it held from DynaResource de Mexico of $4,000,000 at a fair value cost of $2.50 per share. The shares are carried in Treasury for consolidation purposes.

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

Treasury Stock:

The Company issued 1,333,333 shares to Mineras de DynaResource for receivables and these shares are held in treasury.

During 2013, the Company repurchased 28,551 shares for $94,500.

Treasury stock is accounted for by the cost method.

Options and Warrants:

The Company had 1,151,800 options or warrants outstanding at September 30, 2014.

During the three and nine months ended September 30, 2014, no options or warrants were issued or exercised.

The Company had 1,151,800 options or warrants outstanding at December 31, 2013.

During 2013, no options were issued, none were exercised and none expired. The Company recorded expense related to the issuance of these options in accordance with the Black Scholes option pricing model.

NOTE 9 – RELATED PARTY TRANSACTIONS

DynaResource de México (“DynaMéxico”)

In May 2013, the Company acquired a Share Certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares on June 21, 2013, DynaUSA holds 80% of the total outstanding Capital of DynaMéxico. As of September 30, 2014, the Company’s wholly owned subsidiary MinerasDyna had an account receivable due from DynaMéxico in the amount of $25,000.

Mineras de DynaResource (“MinerasDyna”)

As of September 30, 2014, the Company had advanced $4,650,000 to MinerasDyna. MinerasDyna had advanced $4,025,000 to DynaMéxico as of September 30, 2014. At September 30, 2014, MinerasDyna exchanged $4,000,000 of this receivable for 1,333,333 common shares of DynaResource. The remaining amount is carried as a receivable by MinerasDyna from DynaMéxico.

As of December 31, 2012, the Company agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

The receivables/payables from MinerasDyna and DynaMéxico have been eliminated upon consolidation.

Dynacap Group Ltd.

The Company paid $69,750 and $42,500 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees during the nine months ended September 30, 2014 and 2013, respectively.

DynaNevada, Inc. and DynaNevada de México S.A. de C.V. (together “DynaNevada”)

The Company advanced DynaNevada $0 and $48,000 in the nine months ended September 30, 2014 and 2013, respectively, for maintenance of its corporate obligations and mining concessions.

NOTE 10 – EMPLOYEE BENEFIT PLANS

During the periods ended September 30, 2014 and December 31, 2013, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

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

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2011 and then in August 2012, the Company entered into a one-year extension of the lease through August 31, 2014. The Company paid rent expense of $12,499 and $11,760 related to this lease for the three months ended September 30, 2014 and 2013, respectively.

The following is a schedule of minimum lease payments required under the existing leases as of September 30, 2014:

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

On October 22, 2014 the Company and DynaMexico (Plaintiffs) filed a Motion for Summary Judgment on all Claims for Declaratory Relief and for Preliminary and Permanent Injunction against Goldgroup. The Plaintiffs moved for summary judgment on all claims for relief against Goldgroup in order to protect against Goldgroup’s manipulative litigation conduct.

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

Litigation – Company and/or Officers and Directors as Defendants

Other than the filing for arbitration by Goldgroup described above, the Company, nor its Officers and Directors have received any formal notice of any legal actions filed against them.

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-controlling Interest for the nine months ended September 30, 2014 and 2013 respectively were as follows:

	Nine Months Ended September 30, 2014	Year Ended Dec 31, 2013

Beginning balance	$(5,729,826)	$(5,122,891)
Operating income (loss)	(394,272)	(606,935)
Ending balance	$(6,124,098)	$(5,729,826)

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

As of September 30, 2014 and December 31, 2013, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 4.

Fair Value Measurement at September 30, 2014 Using:

	September 30, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash and Cash Equivalents	244,986	244,986	0	$0
Investment in Affiliate	70,000	0	0	70,000
Totals	314,986	244,986	0	$70,000

Liabilities:
Accounts Payable and Accrued Liabilities	624,074	624,074	0	$0
Notes Payable	1,942,351	1,942,351	0	0
Totals	2,566,425	2,566,425	0	$0
Fair Value Measurement at December 31, 2013 Using:
Assets:
Cash and Cash Equivalents	1,143,344	1,143,344	0	$0
Investment in Affiliate	70,000	0	0	70,000
Totals	1,213,344	1,143,344	0	$70,000

Liabilities:
Accounts Payable and Accrued Liabilities	361,220	361,220	0	$0
Notes Payable	1,354,808	1,354,808	0	0
Totals	1,716,028	1,716,028	0	$0

NOTE 14 – SUBSEQUENT EVENTS

Gold Concentrate Deliveries

On October 30, 2014, MinerasDyna reported the delivery for sale of approximately 300 Oz gold contained in concentrates (exact weights in gold and silver oz. to be determined at final settlement).

Appointment of Executive VP. - Director of Mining Operations

On November 10, 2014, the Company appointed Mr. Robert M. (“Chip”) Allender Jr. as Executive V.P. - Director of Mining Operations.

During a professional career spanning over 35 years, Mr. Allender has been involved in a broad range of managerial and technical positions in mineral exploration, mine development, and mining operations on six continents. His experience encompasses precious metal, base metal, industrial mineral, and fuel mineral projects in over twenty countries. Mr. Allender has most recently worked as a consultant to several emerging North American and European junior mining companies on projects in Australia, Canada, Turkey, West Africa, and Mexico.

Mr. Allender’s experience includes all aspects of mineral exploration, property evaluation, deposit development, mergers & acquisitions, and production of industrial, base, and precious minerals. Mr. Allender is a Certified Professional Geologist and a Registered Member of the Society for Mining, Metallurgy, and Exploration (SME). He holds a B.S. degree in Geology from Colorado State University and studied mineral economics at Colorado School of Mines.

Receivables from DynaMexico

As of November 18, 2014, DynaResource and MinerasDyna report receivables from DynaMexico of $4,000,000 and $97,500, respectively.

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

Exploitation Amendment Agreement (“EAA”)

On May 15, 2013, MinerasDyna entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to MinerasDyna the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by MinerasDyna to DynaMéxico; and, (B) After Item (A) above, the receipt by MinerasDyna of 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that MinerasDyna has received 200% of its advanced funds; and, (C) after items (A) and (B) above; the receipt by MinerasDyna of 50% of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and, (D) in addition to Items (A), (B), and (C) above, MinerasDyna shall receive a 2.5% NSR (“Net Smelter Royalty”) on all minerals sold from SJG over the term of the EAA. The total Advances made as of September 30, 2014 is $4,025,000.

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

Rehabilitation and Start up of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, MinerasDyna has rehabilitated the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is now processing bulk samples mined from selected target areas of SJG. Operations at SJG are managed by MinerasDyna, and are projected to be similar to those conducted by DynaMéxico during 2003-2006. See discussion under Properties below.

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

Lab

A field laboratory is maintained within the camp facility. The Company utilized the lab for Assaying services during its production activities in 2003-2006. In the second quarter 2014, the laboratory has been refurbished by MinerasDyna and is currently utilized by on site personnel to provide assays for mined material, feed material, gravity and flotation concentrates, and tailings. MinerasDyna anticipates utilizing the lab facility in the future for providing internal assays to support the exploration, mining, and milling activities.

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

The characterization of the mineralization at San Jose de Gracia can be described as low sulphidation polymetallic epithermal gold type.

Six principal mineralized trends have been identified at San José de Gracia, from south to north. These consist of the:

1.	La Purisima Ridge trend
2.	Palos Chinos trend;
3.	La Parilla to Veta Tierra trend (Including La Union);
4.	San Pablo trend;
5.	La Prieta trend, and
6.	Los Hilos to Tres Amigos trend.

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

Sierra Madre Gold-Silver Belt in México

San Jose de Gracia - History

Historical production records from San Jose de Gracia (“SJG”) report 1,000,000 Oz gold production from a series of underground workings. The major areas report 471,000 Oz. produced at the La Purisima area of SJG, at an average grade of 66.7 g/t.; and 215,000 Oz. produced from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over a 15 square kilometer area.

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

Pilot Production Activities (2003 – 2006)

DynaMéxico, conducting activities through its operating sister companies MinerasDyna and DynaOperaciones, mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006. 18,250 Oz. gold was produced and sold from mill feed tonnage of 42,000 tonnes, at an average grade of approximately 15-20 g/t (“grams per ton”). Production costs were reported at approximately $175/Oz. gold in this small scale, pilot production operation. The small scale mining and production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity / flotation processing circuit, and initial test runs with tailings were completed in 2002. Actual mining at the higher grade San Pablo area of the property commenced in March 2003.

Mined and Milled Tonnage	42,000 tonnes
Production (Oz Au)	18,250 Oz
Average Grade	15-20 g/t
Recovery Efficiency (Plant)	85%
Recovery in Concentrate (Sales)	90%
Production Cost (Average, 4 Years)	$175 / Oz

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

The mineral resource estimates prepared by Mr. Robert Sandefur for this Technical Report include Indicated Resources at Tres Amigos of 893,000 tonnes with an average grade of 4.46 g/t (128,000 Oz. Au), and at San Pablo of 1,308,000 tonnes with an average grade of 6.52 g/t (274,000 Oz. Au). The estimate also includes an Inferred Resource of 3,953,000 tonnes in aggregate for the four vein systems, with an average grade of 5.83 g/t (741,000 Oz. Au). The resource estimate is reported using a 2.0 g/t cut off grade, with the effective date of February 6, 2012.

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

28

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
33

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

San Jose de Gracia Current Operations

Rehabilitation and Start-up of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, MinerasDyna has rehabilitated the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is now processing bulk samples mined from selected target areas of SJG. Operations at SJG are managed by MinerasDyna, and are projected to be similar to those conducted by DynaMéxico during 2003-2006.

***

General

Activity for the Three and Nine Months Ended September 30, 2014 and 2013

In the second and third quarters, MinerasDyna commenced test pilot production operations at San Jose de Gracia. The test pilot operations have yielded the underground mining and mill processing of approx. 5,150 tonnes of material, the production of approximately 1,150 gross oz. au (and net of buyer’s price discount and refining costs approximately 950 oz au) of gravity concentrates, and the sale of $884,484 gold product from gravity concentrates. For the first 3 months of the year, MinerasDyna was rehabilitating the San Pablo Mine and refurbishing the Pilot Mill Facility and generally preparing to commence pilot production operations.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014 (through November 17, 2014)	$1,380	$1,152	$1,265

Source: Kitco, Reuters and the London Bullion Market Association

On November 17, 2014, the afternoon fixing gold price on the London Bullion Market was $1,192 per ounce and the spot market gold price on the New York Commodity Exchange was $1,196 per ounce.

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

RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

REVENUE. Revenues for the three months ended September 30, 2014 and 2013 were $297,638 and $0, respectively. Revenues for the nine months ended September 30, 2014 and 2013 were $884,484 and $0, respectively. The Company has begun the mining and processing of gold product in the current quarter. The Company expects significant revenues from conducting production activities for the remainder of 2014.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended September 30, 2014 and 2013 were $56,559 and $0, respectively. Production costs for the nine months ended September 30, 2014 and 2013 were $162,552 and $0, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product.

MINE OPERATING COSTS. Mine operating costs for the three months ended September 30, 2014 and 2013 were $29,559 and $0, respectively. Mine operating costs for the nine months ended September 30, 2014 and 2013 were $86,222 and $0, respectively. These costs are directly related to the extraction of mine tonnage to be processed at the mill.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended September 30, 2014 and 2013 were $130,500 and 0, respectively. Property holding costs for the nine months ended September 30, 2014 and 2013 were $391,493 and $0, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. These costs were accounted for as Exploration Costs in 2013.

PRE-PILOT-PRODUCTION EXPENSES. Pre Pilot-Production Expenses for the three months ended September 30, 2014 and 2013 were $693,283 and $0, respectively. Pre-Pilot Production Expenses for the nine months ended September 30, 2014 and 2013 were $1,563,492 and $0, respectively. The increase in expenses was due to the Company commencing mining and milling operations in 2014. These expenses include refurbishment, facilitation of and cleaning of the mill and mine operations. The Company was still in development stage in 2013.

EXPLORATION EXPENSES. Exploration expenses for the three months ended September 30, 2014 and 2013 were $0 and $160,255, respectively. Exploration expenses for the nine months ended September 30, 2014 and 2013 were $0 and $386,256, respectively. The decrease in costs was due to the Company starting up operations in 2014 and incurring Pre Pilot-Production Costs—see above.

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2014 and 2013 were $500,843 and $700,442, respectively. Operating expenses for the nine months ended September 30, 2014 were $2,026,404 and $1,721,987, respectively. The increase in expenses is due to issuance of share based compensation of $625,000 and a general increase in activity due to the start-up and production at the project. The above expenses include depreciation and amortization amounts of $20,003 and $21,671 for the three months ended September 30, 2014 and 2013, respectively and $56,446 and $66,062 for the nine months ended September 30, 2014 and 2013, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency translation gain or (loss) for the three months ended September 30, 2014 and 2013 was $(127,402) and $(113,160), respectively. Interest expense is the primary component in this category and increased due to the additional notes transacted in 2014. Other income for the nine months ended September 30, 2014 and 2013 were $(218,695) and $(212,163), respectively. Currency translation gain or (loss) was $(71,905) and $(68,038) for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the amounts were $(64,895) and $(120,946), respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended September 30, 2014 and 2013 was $(108,188) and $(64,869), respectively. Non-controlling interest portion of the net loss for the nine months ended September 30, 2014 and 2013 was $(394,272) and $(453,428), respectively. The reduction for the three and nine month periods is due primarily to the change in minority interest % from the prior year.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended September 30, 2014 and 2013, the Company recorded a gain (loss) of $(272,566) and $11,511 respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a loss of $(282,836) and $(20,107), respectively.

Liquidity and Capital Resources

As of September 30, 2014, the Company maintained working capital of $314,334, comprised of current assets of $1,149,908 and current liabilities of $835,574. This represents a decrease of $(643,828) from the working capital maintained by the Company of $958,162 as of December 31, 2013, due primarily to the continued funding of operations in the first nine months and expenses related to the refurbishment of the pilot mill facility and the rehabilitation of the San Pablo mine at San Jose de Gracia.

Net cash (used) in operations for the nine months ended September 30, 2014 increased to $(3,564,439) from $(2,593,692) in the nine months ended September 30, 2013. Again, this was due to the increased activity relating to the refurbishing of the pilot mill facility and the rehabilitation of the San Pablo mine, and the preparation for processing bulked mine samples through the pilot mill facility. The pilot mill facility is now operational and the Company is producing revenue from processing material mined from San Pablo Mine through the pilot mill facility in 2014, in order to fund continuing operations.

Net cash (used) in investing activities for the nine months ended September 30, 2014 and 2013 was $(100,733) and $(65,938), respectively. In the current year, it was primarily for the change in Investment in Affiliate of $(82,061) in the nine months ended September 30, 2014.

Cash provided by financing activities for the nine months ended September 30, 2014 was $2,451,398 compared to $2,432,830 for the nine months ended September 30, 2013. The primary components for the current year are for issuance of preferred stock, series B for cash of $1,743,500 and proceeds of notes of $453,500. Proceeds from financing were utilized to refurbish the pilot mill facility and to rehabilitate the San Pablo mine, and to prepare to process bulk mined samples through the mill facility. In the prior year, the primary component was issuance of notes for cash of $1,545,000 and proceeds from sale of preferred stock, series B of $832,000.

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

Mineras de DynaResource (“MinerasDyna”)

As of September 30, 2014, the Company had advanced $4,650,000 to MinerasDyna and MinerasDyna had advanced $4,025,000 to DynaMéxico. At September 30, 2014, the Company issued 1,333,333 shares of its common stock to MinerasDyna in exchange for $4,000,000 receivable it held from DynaMexico. The remaining $25,000 is a receivable owed to MinerasDyna from DynaMexico as of September 30, 2014.

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

Plan of Operation

The Plan of operation for the next twelve months includes MinerasDyna continuing the ramping up of the pilot production operation at SJG. The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, MinerasDyna and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand is adequate to fund its ongoing general and administrative expenses through 2014. The Company plans to seek additional capital funding during the next 12 months depending on results of pilot production activities, market conditions, and other circumstances.

Capital Expenditures

The Company’s primary activities relate to the exploitation of the SJG property through its 100% owned operating subsidiary, MinerasDyna. MinerasDyna is conducting activities at SJG under the terms of the Exploitation Amendment Agreement (the “EAA”, or, “operating agreement”) with DynaMéxico. The Company plans to acquire necessary or optional equipment in the immediate future, in order to facilitate the mining and milling operations and is budgeting $1,000,000 for these purposes.

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

On October 22, 2014 the Company and DynaMexico (Plaintiffs) filed a Motion for Summary Judgment on all Claims for Declaratory Relief and for Preliminary and Permanent Injunction against Goldgroup. The Plaintiffs moved for summary judgment on all claims for relief against Goldgroup in order to protect against Goldgroup’s manipulative litigation conduct.

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

Litigation – Company and/or Officers and Directors as Defendants

Other than the Arbitration claim of Goldgroup described above, the Company, nor its Officers and Directors have received any formal notice of any legal actions filed against them.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2014, our Chief Executive Officer and Chief Financial Officer as of September 30, 2014, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at September 30, 2014. Based on its evaluation, our management concluded that, as of September 30, 2014, our internal control over financial reporting was effective.

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

On October 22, 2014 the Company and DynaMexico (Plaintiffs) filed a Motion for Summary Judgment on all Claims for Declaratory Relief and for Preliminary and Permanent Injunction against Goldgroup. The Plaintiffs moved for summary judgment on all claims for relief against Goldgroup in order to protect against Goldgroup’s manipulative litigation conduct.

Litigation in México – Company is Plaintiff

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

Litigation – Company and/or Officers and Directors as Defendants

Other than the Arbitration claim of Goldgroup described above, the Company, nor its Officers and Directors have received any formal notice of any legal actions filed against them.

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

Date: November 18, 2014

