Form 10-K
period 2014-12-31
DYNARESOURCE INC
filed 2015-05-06
CIK 1111741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2014

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period ___________ to ____________.

Commission File Number: 000-30371

DYNARESOURCE, INC.
(Exact name of registrant as specified in its charter)

              Delaware                                                                             94-1589426
(State or other jurisdiction of incorporation or organization)                            (IRS Employer Identification No.)

222 W Las Colinas Blvd., Suite 744 East Tower, Irving, Texas 75039
(Address of principal executive offices)

  Registrant’s telephone number, including area code:  (972) 868-9066

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
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (p. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (p. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

Large Accelerated Filer                                         [    ]           Accelerated Filer                           [   ]

Non-Accelerated Filer                                           [    ]           Smaller Reporting Company       [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):
Yes [   ]                               No [X]

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $26,400,000 based on the closing price of $3.00 per share as reported on the OTCQB.  For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 15,295,663 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (April 30, 2015).

DOCUMENTS INCORPORATED BY REFERENCE
Listed below are documents incorporated herein by reference.

None.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS—INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES

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

PART I

ITEM 1.                      BUSINESS

History and Organization

We are a minerals investment, management, and exploration company, and currently conducting test mining and pilot milling operations through an operating subsidiary in México, with specific focus on precious and base metals in México.  The Company was incorporated in the State of California on September 28, 1937, under the name West Coast Mines, Inc.  In November 1998, the Company re-domiciled from California to Delaware and changed its name to DynaResource, Inc. (“DynaUSA”).

Through our operating subsidiary, we currently conduct operations in México.  We currently own 80% of the outstanding shares of DynaResource de México, S.A. de C.V. (“DynaMéxico”).  DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracia Property, in northern Sinaloa State, México.  We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracia Project, under contract with DynaMéxico.

In 2000, the Company formed DynaMéxico for the purpose of acquiring and holding mineral properties and mining concessions in México.  DynaMéxico owns a portfolio of mining concessions which comprise the San José de Gracia Project (“SJG”). The mining concessions which comprise the SJG District cover 69,121 hectares (170,802 acres) on the west side of the Sierra Madre mountain range. At the incorporation of DynaMéxico, 100 shares of Fixed Capital Series “A” shares were issued with DynaUSA receiving 99 shares and its CEO receiving 1 share.

In 2005, the Company formed Mineras de DynaResource S.A. de C.V. (“DynaMineras”), a wholly owned subsidiary.  DynaMineras entered into an operating agreement with DynaMéxico on April 15, 2005. As a consequence of that agreement and subsequent amendments to that agreement, DynaMineras is the named exclusive operating entity for the SJG Project.

Also in 2005, the Company formed another wholly owned subsidiary, DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”). DynaOperaciones entered into a personnel management agreement with DynaMineras and, as a consequence of that agreement, is the exclusive management company for personnel and consultants involved at the SJG Project.

From January 2008 through March 2011, DynaMéxico issued 100 Variable Capital Series “B” Shares to Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver, BC. (“Goldgroup”), in exchange for Goldgroup’s total capital contributions of $18,000,000 to DynaMéxico.  At the time of the issuance of the 100 Series B Shares to Goldgroup, Goldgroup owned 50% of the outstanding capital shares of DynaMéxico.

On May 17, 2013, DynaUSA agreed to acquire a stock certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 million USD). After the issuance and receipt of the 300 Series B Shares on June 21, 2013, DynaUSA owns 80% of the total outstanding Capital of DynaMéxico. DynaMéxico owns 100% of the San Jose de Gracia Project. (See table representation of the outstanding Capital of DynaMéxico below).  The exchange of shares by DynaMéxico for amounts payable to DynaUSA was unanimously approved by attending shareholders at a meeting of the shareholders of DynaMéxico, held on the second call for shareholder's meeting on May 17, 2013 in Mazatlan, Sinaloa, México. The date of issuance of the 300 Series B Share Certificate was June 21, 2013. As a result of the issuance and exchange of the 300 Variable Capital shares for amounts owed to DynaUSA, the accounts payable amount owed by DynaMéxico to DynaUSA was retired in full.

After the issuance of the 300 Series B Variable Capital shares of DynaMéxico to DynaUSA as described above, the current outstanding Capital of DynaMéxico is set forth in the table below:

DynaMéxico Shareholder	Fixed Capital Series "A" Shares	Variable Capital Series "B" Shares	Total Capital Shares (Series A and B)
DynaResource, Inc. (“DynaUSA”)	099	300	399
Koy W. (“K.D.”) Diepholz	001	-	001
Goldgroup Resources Inc.	-	100	100

Total Capital Issued	100	400	500

DynaUSA currently owns 80% of the outstanding capital shares of DynaMéxico.

Company Ownership and Description of Subsidiaries

A description of the subsidiaries owned by the Company and its ownership in each is summarized below:

DynaResource de México, S.A. de C.V.:                                                             80% Owned by DynaResource, Inc.

●	100% owner of the San Jose de Gracia Property;

Mineras de DynaResource, S.A. de C.V.:                                                          100% Owned by DynaResource, Inc.

●	Exclusive Operator of the San Jose de Gracia Project;

●	Entered into Exploitation Agreement (“EAA”) with DynaMéxico (See below);

●	Entered into 20 year surface Rights agreement with the Santa Maria Ejido;

DynaResource Operaciones de San Jose de Gracia, S.A. de C.V.:               100% Owned by DynaResource, Inc.

●	Personnel Management Company at San Jose de Gracia;

Exploitation Amendment Agreement (“EAA”)

On May 15, 2013, DynaMineras entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to DynaMineras the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by DynaMineras to DynaMéxico; and, (B) After Item (A) above, the receipt by DynaMineras of 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that DynaMineras has received 200% of its advanced funds; and, (C) after items (A) and (B) above; the receipt by DynaMineras of 50% of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA;  and, (D) in addition to Items (A), (B), and (C) above, DynaMineras shall receive a 2.5% NSR (“Net Smelter Royalty”) on all minerals sold from SJG over the term of the EAA.  The total advances made by DynaMineras to DynaMéxico as of December 31, 2014 is $4,025,000.

The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

Our objective is to increase the value of our shares through the exploration, development and extraction of gold, silver and other valuable minerals. We generally conduct our exploration activities as sole operator and our current flagship property is San Jose de Gracia.

Our principal executive office is located at 222 W. Las Colinas Blvd., Suite 744 East Tower, Irving, Texas 75039.  We can be reached by phone at (972) 868-9066 and by fax at (972) 868-9067.  The Company’s website is www.dynaresource.com.

In this report, “DynaResource, Inc.”, the “Company”, “DynaUSA”, “our” and “we” refer to DynaResource, Inc. DynaResource de México SA de CV, the 100% owner of the mining concessions, camp, equipment, and related interests to San Jose de Gracia Property, is referred to a “DynaMéxico”.  DynaUSA owns 80% of DynaMéxico.  Mineras de DynaResource SA de CV, the named exclusive operator at San Jose de Gracia Property under agreement with DynaMéxico, is referred to as “DynaMineras”. DynaUSA owns 100% of DynaMineras.  DynaResource Operaciones de San Jose de Gracia SA de CV, and the named manager of personnel and consultants who are actively involved at San Jose de Gracia under agreement with DynaMineras and DynaMéxico, is referred to as “DynaOperaciones”.  DynaUSA owns 100% of DynaOperaciones.  The San Jose de Gracia Property is referred to as “SJG”, or the “SJG Property”, or the “SJG Project”, or the “SJG District”.  DynaMéxico owns 100% of the SJG District.  Further in this report, “Au” represents gold; “Ag” represents silver; “oz” represents ounce; “gpt” represents grams per metric tonne; “ft” represents feet; “m” represents meter, “km” represents kilometer; and “sq” represents square.

Segment Information

Our only current operating segment is México.

Products

The end use product at our gold and silver test mining and pilot milling operations is either in the form of primarily gold-silver Dore, or primarily gold-silver concentrate.  Production from the San Jose de Gracia Property generally consists of approximately 95% concentrate and 5% Dore.  Dore is an alloy consisting primarily of gold and silver but also containing other metals.  Dore is sent to refiners to produce bullion that meets the required market standard of 99.95% gold and 99.9% silver.  Under the terms of our refining agreements, the Dore bars are refined for a fee, and our share of the refined gold and silver is credited to our account.  Gold-silver concentrates, or simply concentrate, is raw precious metals materials that has been crushed and ground finely to a sand-like  product where gangue (waste) and non-precious metals are removed or reduced, thus concentrating the precious metals component.  Concentrates processed and produced from San Jose de Gracia are shipped to third-party smelters and refineries for further processing to produce useful metals.

During 2014, we reported consolidated production attributable to us of 1,676 ounces gold.  All production originated from the San Jose de Gracia Property in México.

Gold and silver Dore produced from the SJG Property is sold at a small discount to the prevailing spot market price based on the London PM fix, while concentrates are sold at a discount to the prevailing spot market price based on the London P.M. fix,  with the actual net precious metals prices received depending on the sales contract.  Concentrates are priced by individual concentrate lots of 36 to 72 tons, or as a series of lots under contract, whereby the final selling price and gold-silver quantities are subject to final adjustments at the time of final purchase settlement.

Gold and Silver Pilot Processing Methods

Gold and silver are extracted from mined mineralized material, by crushing, grinding, milling, and further by simple gravity and flotation recoveries. The mineralized material is extracted by underground mining methods. The processing plant at the San José de Gracia mine is composed of conventional crushing and grinding circuits, and with gravity and flotation recovery methods. The gravity and flotation concentrates are dewatered or dried, and shipped to purchasers in semi-trailers.

Gold and Silver Reserves / No Known Reserves

The Company currently has no mineral “reserves” as defined by SEC Industry Guide 7 promulgated by the SEC.

Competitive Business Conditions

We compete with many companies in the mining and mineral exploration industry, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in México, and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable due to their previous acquisition by other companies or our lack of financial resources.

Competition in the industry is not limited to the acquisition of mineral properties, but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such exploration and development. Many competitors not only explore for and mine precious and base metals, but conduct refining and marketing operations on a world-wide basis. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

General Government Regulations

México

Mining in México is subject to numerous federal, state and local laws, regulations and ordinances governing mineral rights, operations and environmental protection.

Mineral Concession Rights.    Exploration and exploitation of minerals in México may be carried out through Mexican companies incorporated under Mexican law by means of obtaining mining concessions. Mining concessions are granted by the Mexican government for a period of fifty years from the date of their recording in the Public Registry of Mining and are renewable for a further period of fifty years upon application within five years prior to the expiration of such concession in accordance with the Mining Law and its regulations.  Mining concessions are subject to annual work requirements and payment of annual surface taxes which are assessed and levied on a semi-annual basis. Such concessions may be transferred or assigned by their holders, but such transfers or assignments must be registered with the Public Registry of Mining in order to be valid against third parties. The holder of a concession must pay semi-annual duties in January and July of each year on a per hectare basis and in accordance with the amounts provided by the Federal Fees Law. During the month of May of each year, the concessionaire must file with the General Bureau of Mines, the work assessment reports made on each concession or group of concessions for the preceding calendar year. The regulations of the Mining Law provide tables containing the minimum investment amounts that must be made on a concession. This amount is updated annually in accordance with the changes in the Consumer Price Index.

Surface Rights.   In México, while mineral rights are administered by the federal government through federally issued mining concessions, ejidos (communal owners of land recognized by the federal laws in México) control surface access rights to the land. An ejido may sell or lease lands directly to a private entity. While the Company has agreements or is in the process of negotiating agreements with the ejidos that impact all of its projects in México, some of these agreements may be subject to renegotiations.

Mining Royalties.    In October 2013, the Mexican lower house passed a bill levying a tax-deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% surcharge on precious metals revenue for mining companies. The effective date of the law was January 1, 2014. Although there are a number of uncertainties surrounding the scope, calculation and enforcement of the royalty, based on the Company's current interpretation of the bill, the royalty or surcharge was not material for 2014.

Environmental Law.    The Environmental Law in México, called the "General Law of Ecological Balance and Protection to the Environment" ("General Law"), provides for general environmental policies, with specific requirements for certain activities such as exploration set forth in regulations called "Mexican official norms". Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuraduría Federal de Protección al Ambiente ("PROFEPA").

The primary laws and regulations used by the State of Sinaloa where our San Jose de Gracia property is located, in order to govern environmental protection for mining and exploration are: the General Law, Forestry Law, Residues Law, as well as their specific regulations on air, water and residues, and the Mexican official norms ("NOM-120"). In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploitation and exploration stage. The time required to obtain the required permits is dependent on a number of factors including the type of vegetation and trees impacted by proposed activities.

Mining Permits.   The Secretariat of Environmental and Natural Resources, the Mexican Government environmental authority ("SEMARNAT"), is responsible for issuing environmental permits associated with mining. Three main permits required before construction can begin are: Environmental Impact Statement (known in México as Manifesto Impacto Ambiental) ("MIA"), Land Use Change (known in México as Estudio Justificativo Para Cambio Uso Sueldo) ("ETJ"), and Risk Analysis (known in México as Analisis de Riesgo) ("RA"). A construction permit is required from the local municipality and an archaeological release letter from the National Institute of Anthropology and History ("INAH"). An explosives permit is required from the ministry of defense before construction can begin. The MIA is required to be prepared by a third-party contractor and submitted to SEMARNAT and must include a detailed analysis of climate, air quality, water, soil, vegetation, wildlife, cultural resources and socio-economic impacts. The RA study (which is included into the MIA and submitted as one complete document) identifies potential environmental releases of hazardous substances and evaluates the risks in order to establish methods to prevent, respond to, and control environmental emergencies. The ETJ requires that an evaluation be made of the existing conditions of the land, including a plant and wildlife study, an evaluation of the current and proposed use of the land, impacts to naturally occurring resources, and an evaluation of reclamation/re-vegetation plans.

Customers

During the year ended December 31, 2014, we sold gold-silver Dore and gold-silver concentrates to the following purchasers:

Dore:                                                       Kundan Care Products Limited; New Delhi, India (“Kundan”);
(Kundan purchased 100 % of the Dore produced and sold from SJG in 2014);

Gold-Silver Concentrates:                   MRI-Andina Trade AG, Switzerland; and MRI-Andina Trade SA de CV., México City, México;
(MRI purchased approximately 51% of the gravity-flotation concentrates produced and sold from SJG in 2014);

Trafigura México SA de CV., México City, México, a division of Trafigura Beheer BV, Geneva, (“Trafigura”); (Trafigura purchased approximately 21% of the gravity-flotation concentrate produced and sold from SJG in 2014);

Asia Pro Minerals Ltd, and Plateau Minerals Ltd., Hong Kong (“Plateau”);
(Plateau purchased approximately 28.2% of the gravity-flotation concentrates produced and sold from SJG in 2014);

Employees

As of April 14, 2015, we had 50 employees including 47 employees based in México, and 3 in the United States.  Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, permitting specialists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

ITEM 1A.                      RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be affected by several risk factors.  The following information summarizes all material risks known to us at the date of filing this report.

Risks Relating to Our Company

Nature of Mineral Exploration and Mining

The Company is involved in the business of exploration and development of resource properties, which carries the inherent risk of failure.

The exploration and development of mineral deposits involve significant risks which a combination of careful evaluation, experience and knowledge may not eliminate. There is no assurance that the Company’s exploration programs will result in discoveries of commercial mineralized bodies.

The Company’s future is dependent upon the success of its exploration programs, and the success of its pilot test production programs. The exploration and development of mineral deposits involve significant risks over significant periods of time. It is impossible to ensure that the current or proposed exploration programs on the Company’s property will result in a profitable mining operation.

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

The Company competes with many companies in the mining business, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in México, where the Company’s activities are focused. The Company may be at a competitive disadvantage in acquiring mineral properties, since it competes with companies which have greater financial resources and larger technical staffs. From time to time, specific properties or areas which would otherwise be attractive for acquisition or exploration are unavailable due to their previous acquisition by competitors or due to the Company’s lack of financial resources.

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

Government Regulations

The Company conducts its resource exploration and development activities in México, subject to rules and regulations for owning and maintaining mining concessions and surface rights, environmental, water rights, hazardous wastes, explosives, reclamation, and others. There can be no certainty that the Company maintains full compliance with all government regulations.

México. Exploration and development of minerals in México may be carried out through Mexican companies incorporated under Mexican law by means of obtaining exploration and development (exploitation) concessions. The Company’s concessions are granted by the Mexican government, or acquired from previous owners, are filed in the Public Registry of Mining, and are scheduled to expire from 2028 through 2058. Holders of exploration concessions may, prior to the expiration of such concessions, apply for one or more development concessions covering all or part of the area covered by an exploration concession.

Environmental law in México provides for general environmental policies, with specific requirements set forth under regulations of the Ministry of Environment, Natural Resources and Fishing, which regulate all environmental matters with the assistance of the National Institute of Ecology and the Procuraduria Federal de Proteccion al Ambiente.

The primary laws and regulations governing environmental protection for mining in México are found in the General Law, the Ecological Technical Standards, and also in the air, water and hazardous waste regulations, among others. In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploration stage. Generally, these permits are issued on a timely basis after the completion of an application by a concession holder. The Company believes it is currently in full compliance with the General Law and its regulations in relation to its mineral property interests in México.

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

The price of gold is affected by numerous factors beyond the Company’s control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the market price of gold has fluctuated between approximately $1,140 and $1,895 per ounce. The volatility of gold prices represents a substantial risk which is impossible to fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, the Company might be unable to explore, develop, or produce revenue from its properties.

Revenue

The Company suspended its test pilot production activity in June 2006, in order to focus on exploration activities.  The Company re-commenced test mining and pilot production work in 2014.  There is a risk that the Company would expend available cash and funding in test mining and milling activities, and administration costs, and would not be able to obtain further funding to continue its work.

In June 2006, test mining and pilot production activities at SJG were suspended, in order to focus on the exploration of the vast SJG district. Funds received by DynaMéxico pursuant to the Earn In/Option Agreement (See Earn In / Option Agreement – Financing of Drilling – Exploration Programs (2006 – 2011), below, were utilized for exploration and related activities. In addition, the Company maintains overhead in the US and other costs which are not reimbursed. The Company and its subsidiaries have $250,959 cash on hand at December 31, 2014. The Company could incur test pilot production expenses and corporate expenses greater than the amount of available cash on hand. The Company may need to raise additional funds in order to support its activities. If the Company needs to raise additional capital, its common stock could be diluted. Further, if the Company is unable to raise funds to meet its obligations, the value of its common stock may decline.

Substantial Control of Chairman / Preferred Shares

The Company’s Chairman / CEO, owns 100% of the outstanding shares of Series A preferred stock. The Series A preferred shares retain the right to elect a majority of the members of the Company’s Board of Directors. Such ownership and concentration of control may have the effect of delaying, deferring or preventing a change in control of the Company, even if the transaction could be determined to be beneficial to Company stockholders as a whole.

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

Illiquid Market

The Company has a limited public market trading on the Over the Counter Market (“OTC”), and an active trading market may never materialize, and an investor may not be able to sell stock.

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

Title Matters

No Guarantee of Title

The Company has investigated title to all mineral claims, and, to the best of its knowledge, title to all properties is in good standing. The Company has received legal opinions from legal counsel, the most recent of which is dated September 15, 2012, which confirm the title and good standing of DynaMéxico and mineral claims comprising the SJG District. However, there can be no assurance of complete title, nor guarantee of title.  The properties may be affected by undetected defects in title, such as the reduction in size of the mineral claims and other third party claims affecting the Company's priority rights.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms to develop additional mining operations.

We will need to obtain additional financing, either in the form of debt or equity financing, to fund development of additional mining operations at the San Jose de Gracia project and to continue our administrative activities. Our ability to obtain necessary funding, in turn, depends upon a number of factors, including the state of the economy and applicable commodity prices. We may not be successful in obtaining the required financing for San Jose de Gracia or other purposes, on terms that are favorable to us or at all, in which case, our ability to continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and the possible partial or total loss of our interest in certain properties.

The feasibility of mining at our San Jose de Gracia property has not been established in accordance with SEC Industry Guide 7, and any funds spent by us on exploration and development could be lost.

A "reserve," as defined by Industry Guide 7 of the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a SEC-compliant feasibility study or other report demonstrating with reasonable certainty that the deposit can be economically extracted and produced. Since we have not received a SEC-compliant report on any of our properties, we currently have no reserves as defined by SEC Industry Guide 7, and there are no assurances that we will be able to prove that there are reserves on our properties.

The mineralized material identified on our properties, including the San Pablo mine where we are currently conducting test mining activities does not and may never demonstrate economic viability. Substantial expenditures are required to establish reserves through drilling and additional study and there is no assurance that reserves will be established. The feasibility of mining at San Jose de Gracia, or any other property has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade, metallurgical recoveries and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, our investment in that property may be lost, and the market value of our securities may suffer.

There are significant risks and uncertainty associated with construction, commencing or expanding test mining and pilot production activities or changing operational plans without a current feasibility, pre-feasibility or scoping study. As such, the San Jose de Gracia property may ultimately be determined to lack one or more geological, engineering, legal, operating, economic, social, environmental, and other relevant factors reasonably required to serve as the basis for a final decision to successfully complete all or part of these projects.

The figures for our estimated mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralization figures presented in our filings with securities regulatory authorities including the SEC, news releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material and grades of mineralization on our properties. Until mineralized material is actually mined and processed, mineralized material and grades of mineralization must be considered as estimates only.

These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot ensure that:

these estimates will be accurate;

mineralization estimates will be accurate; or

this mineralization can be mined or processed profitably.

Any material changes in mineral estimates and grades of mineralization may affect the economic viability of placing a property into production and such property's return on capital. There can be no assurance that minerals recovered in small scale tests will be recovered in large-scale tests under on-site conditions or in production scale. The estimates contained in our public filings have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold and/or silver may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

Legislation has been enacted that significantly and adversely affects the mining industry

In México, in October 2013, the Mexican lower house passed a bill proposing a tax-deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% on precious metals revenue for precious metals mining companies. In addition the long term corporate tax rate is expected to remain at 30% rather than being reduced to 28% as originally planned. The Mexican Senate approved the provisions of the Tax Reform on October 31, 2013. The effective date of the law was effective January 1, 2014.

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

The current formal resource estimate in respect of the SJG Property (the “DynaMéxico 2012 NI 43-101 Mineral Resource Estimate") is based on limited information, such as historical data, drilling programs, the production activity conducted by the Company in 2003 – 2006, and various reports, manual calculations and opinions. No assurance can be given that the anticipated tonnages and grades will be achieved or that the estimated or indicated level of recovery will realized. The grade of mineralization actually recovered or produced could differ significantly from the resource estimates.

No Known Reserves

Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.  The properties in which the Company owns an interest have no  known reserves at this time.

Historical Production of Gold at the San Jose de Gracia Property May Not be Indicative of Future Production or Revenue

The SJG Property is a high-grade mineralized system with reported historical production of over 1,000,000 Oz. Gold. The production occurred in the early 1900’s, prior to the Mexican Revolution. Since that time, the property has seen small scale mining operations, from small scale local owners, to the Company’s pilot production activities in 2003–2006. Due to the uncertainties associated with exploration, including variations in geology and structure, there is no assurance that the Company’s efforts will be successful in identifying mineralization in sufficient quantities to define proven or probable reserves, and further there is no assurance that any such reserves could be developed into a commercial operation. Investors in the Company’s securities should not rely on historical operations as an indication that the SJG property will be developed into a commercial production in the future. The Company expects to incur losses unless and until such time as one or more of its properties enters into commercial production and generates sufficient revenue to fund continuing operations.

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

Our business is subject to U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage, and often carry substantial penalties. There can be no assurance that our internal control policies and procedures always will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company's affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company's reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

We are subject to foreign currency risk.

While we transact most of our business in U.S. dollars, expenses, such as labor, operating supplies, and property and equipment, are denominated in Mexican pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-U.S. dollar currencies against the U.S. dollar increases costs and the cost of purchasing property and equipment in U.S. dollar terms in México, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-U.S. dollar currencies usually decreases operating costs and property and equipment purchases in U.S. dollar terms in foreign countries.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a depreciation in non-U.S. dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in Mexican currency.

Fluctuating precious metals and copper prices could negatively impact our business.

The potential for profitability of gold and silver mining operations and the value of our mining properties are directly related to the market price of gold, silver and copper. The price of gold, silver and copper may also have a significant influence on the market price of our common stock. The market price of gold and silver historically has fluctuated significantly, including a significant downward trend from 2012 to 2014, and is affected by numerous factors beyond our control. These factors include supply and demand fundamentals, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded funds, global or regional political, economic or banking crises, and a number of other factors. The market price of silver is also affected by industrial demand. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes, are decisions that must be made long before the first revenues, if any, from production will be received. Price fluctuations from the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine.

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event mineral prices decline and remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows. Our results of operations have been and could continue to be materially and adversely affected by the impairment of assets. An asset impairment charge may result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties.

The volatility in gold, silver and copper prices is illustrated by the following table, which sets forth, for the periods indicated, the average market prices in U.S. dollars per ounce of gold and silver, based on the average daily London P.M. fix, and per pound of copper based on the London Metal Exchange Grade A copper settlement price.

Metal	2010	2011	2012	2013	2014
Gold	$1,224.00	$1,572.00	$1,669.00	$1,411.00	$1,266.00
Silver	20.19	35.12	31.15	23.79	19.08
Copper	3.42	4.00	3.61	3.32	3.11

Subsequent to December 31, 2014, and as of the date of this report, mineral prices have continued to experience a downward trend, especially with respect to silver and copper. As of April 30, 2015, gold price was $1,180 per ounce. Should these downward trends continue, there is a possibility that we may record additional impairment charges in 2015, or in future years.

Increased operating and capital costs could affect our profitability.

Costs at any particular mining location are subject to variation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the mineralized bodies, as well as the age and utilization rates for the mining and processing-related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete and mining and processing-related equipment and facilities. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in challenging jurisdictions and in the sustaining and/or expansion of test mining and pilot processing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of factors beyond our control, including the prices of oil, steel and other commodities and labor, as well as the demand for certain mining and processing equipment. Increased capital expenditures may have an adverse effect on the profitability of and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.

Commodities prices could negatively impact our business.

The potential value of the Company’s exploration property is directly related to the market price for gold. The price of gold may also have a significant influence on the market price of its common stock. If the Company obtains positive drill results and its property progresses to a point where a commercial production decision can be made, the decision to put a mine in production and to commit funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the market price of gold at any time during future exploration and development may prevent the Company’s property from being economically mined or could result in the write-off of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the market price of gold has fluctuated between approximately $1,140 and $1,895 per ounce. The volatility of gold prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our property and produce revenue.

Majority Ownership of DynaMéxico

DynaResource, Inc. owns 80% of the outstanding share capital of DynaMéxico – the 100 % owner of the SJG Project -- and the remaining 20% outstanding share capital interest is held by Goldgroup. As a consequence of this shared ownership, any benefits to be derived from the ownership of DynaMéxico are shared on an 80%/20% basis between the Company and Goldgroup.

A wholly owned subsidiary of DynaResource, Inc. -- Mineras de DynaResource S.A. de C.V. (“DynaMineras”) -- maintains an exclusive operating agreement with DynaMéxico. Additionally, another wholly owned subsidiary of DynaResource, Inc. -- DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) maintains an exclusive agreement to manage the personnel registered as employees in México.

Mr. K.W. (“K.D.”)  Diepholz, the Company’s Chairman and CEO, is also President of DynaMéxico and President of DynaMineras, and Mr. Diepholz holds a broad power of attorney granted by the shareholders of DynaMéxico. The powers of attorney give Mr. Diepholz broad authority to act for DynaMéxico. The powers of attorney held by Mr. Diepholz are consistent with the laws in México, whose laws are based on a civil code.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Exploration for and production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts are, and future development and mining operations we conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;
●	fluctuations in production costs that may make mining uneconomical;
●	availability of labor, contractors, engineers, power, transportation and infrastructure;
●	labor disputes;
●	potential delays related to social, public health, and community issues;

●	unanticipated variations in grade and other geologic problems;
●	environmental hazards;
●	difficult surface or underground conditions;
●	water conditions;
●	industrial accidents;
●	metallurgical and other processing problems;
●	mechanical and equipment performance problems;
●	failure of pit walls or dams;
●	unusual or unexpected rock formations;
●	personal injury, fire, flooding, cave-ins and landslides; and
●	decrease in reserves or mineralized material due to a lower gold, silver, or copper price.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have no insurance to guard against any of these risks, except in very limited circumstances. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

We do not insure against all risks to which we may be subject in our operations.

While we currently maintain insurance to insure against general commercial liability claims and physical assets at our properties in México, we do not maintain insurance to cover all of the potential risks associated with our operations. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

Shortages of critical parts and equipment may adversely affect our operations and development projects.

The mining industry has been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, trucks, shovels and tires. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in rehabilitation and refurbishing of projects; thereby impacting operating costs, capital expenditures and production and construction schedules.

Our Operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.

Our test mining and pilot milling operations, and including future exploration and drilling programs, require permits from the state and federal governments, including permits for the use of water and for drilling wells for water. We may be unable to obtain these permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties, or at all. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may in turn adversely affect our results of operations, financial condition, cash flows and market price of our securities.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties.

Our ability to explore and operate our properties depends on the validity of our title to that property.  Our concessions in México are subject to continuing government regulation and failure to adhere to such regulations could result in termination of the concession.

We cannot ensure that we will have an adequate supply of water to complete desired exploration or development of our mining properties.

Our test mining and pilot milling operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in México are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous operations at our mines is dependent on our ability to maintain our water rights.  Although each of our operations currently has sufficient water rights and claims to cover our operational demands, we cannot predict the future circumstances relating to our water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company's control.

We are subject to litigation risks.

All industries, including the mining industry, are subject to legal claims, with and without merit. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding, including regulatory proceedings, could have a material adverse effect on our financial position and results of operations.

Risks Relating to Our Common Stock

A small number of existing shareholders own a significant portion of DynaResource, Inc. common stock, which could limit your ability to influence the outcome of any shareholder vote.

The Chairman/CEO currently owns approximately 11.8% of total outstanding common shares and the management and members of the Board of Directors as a group own approximately 16.04% of common shares outstanding.  These blocks of ownership could limit other stockholders’ ability to influence the outcome of any shareholder vote.

Our stock price may be volatile, and as a result you could lose all or part of your investment.

In addition to other risk factors identified herein and to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

●	Changes in the worldwide price for gold, silver and/or copper;
●	Volatility in the equities markets;
●	Disappointing results from our exploration or test mining and pilot milling and production efforts;
●	Test pilot production rates lower than those targeted;
●	Weather conditions, including unusually heavy rains;
●	Failure to meet our revenue or profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts' estimates or changes in general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Actions by government central banks; and
●	General economic trends.

During the 2014 calendar year the price of our stock has ranged from a low of $1.25 and a high of $3.45. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We classify our mineral property as an "Exploration Property". We do not suggest that we have proven or probable reserves at any of our properties as defined by the SEC. Our significant exploration property is described below.

San Jose de Gracia Mineral Property

San Jose de Gracia Property (“SJG”) is a high-grade mineralized system which reports historical production of 1,000,000 Oz. gold (“Au”), from a series of underground workings and is located in the state of Sinaloa, México.  The Company is focused on the exploration and future exploitation of this vein-hosted, near surface, and over 400 meters down dip gold potential, that occurs within fault breccia veins; and has been traced on surface and underground over a 15 Sq. kilometers area.

DynaMéxico owns 100% of the mineral concessions at the SJG Property, and is currently the only property in which DynaMéxico retains an interest. The Company owns 80% of the outstanding capital shares of DynaMéxico.  DynaMéxico holds title to 33 concessions covering approximately 69,121 hectares (170,802 acres).

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

Water

The water source for the SJG camp is from a well located close to the river which runs just west of the village of San José de Gracia. DynaMéxico has obtained the water concession rights for this water source, which provide for usage of 1,000,000 cubic meters per year. DynaMéxico estimates its current consumption of water to be approximately 10,000 liters per week.

Accommodations

The mine site area camp maintains facilities which can accommodate 50 persons. The village of San José de Gracia maintains few stores, which offer only minimal goods.

Offices – Camp Facilities

DynaMéxico maintains an administrative and logistics office in Guamuchil, located 100 kilometers southwest of the SJG property. The SJG Project sources many of its supplies from Guamuchil, and from Los Mochis and Culiacan. A satellite dish installed at the SJG Property provides communications from the SJG Property to Guamuchil.

Lab

A field laboratory is maintained within the camp facility. The Company utilized the lab for Assaying services during its production activities in 2003-2006.  In the second quarter 2014, the laboratory has been refurbished by DynaMineras and is currently utilized by on site personnel to provide assays for mined material, feed material, gravity and flotation concentrates, and tailings.  DynaMineras anticipates utilizing the lab facility in the future for providing internal assays to support the exploration, test mining, and pilot milling activities.

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

As of the date of this Form 10-K, all of the 33 mining concessions comprising the SJG Property are in good standing with respect to the payment of taxes and the filing of assessment work obligations imposed by the Mining Act of México and its Regulations. Included among the 33 mining concessions are 32 currently registered in the sole name of DynaMéxico and the one mining concession (San Miguel t.183504) which is subject to transfer agreements for an undivided 100% title that in order to produce legal effects require the consent or relinquishment of first rights of refusal from registered owners to the 50% undivided title, and subject to promise to sell and purchase agreements with registered owners to 50% undivided title to the San Miguel (t.183504) mining concession.  See also the note following the table of mining concessions below, describing the steps needed to be taken by DynaMéxico to obtain title to the San Miguel mining concession.

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

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20 year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, DynaMineras expects to construct a Medical Facility and a Community Center in year 2015.  DynaMineras reports that land and building for which the medical facility and community center will be constructed have been approved for re-zoning by the local community; and plans are being drawn for constructing the facilities.

The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

The Company expects DynaMineras will be successful in expanding the size and scope of the resources at SJG through continued drilling and development programs at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta. The Company expects extensions to mineralization in all directions and down dip from the main target areas.

Mineral Reserves / No Known Reserves

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

The SJG property is without known reserves.  Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.”  The quantity and grade of the “Indicated” and “Inferred” mineral resources reported in the mineral resource estimate contained in this Form 10-K are estimates only.  There has been insufficient exploration to define any mineral reserves on the property, and it is not certain if further exploration will result in discovery of mineral reserves.

Sierra Madre Gold-Silver Belt in México

San Jose de Gracia - History

Historical production records from San Jose de Gracia (“SJG”) report 1,000,000 Oz gold production from a series of underground workings. The major areas report 471,000 Oz. produced at the La Purisima area of SJG, at an average grade of 66.7 g/t.; and 215,000 Oz. produced from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over 15 sq. km.

DynaMéxico was formed in March 2000, for the purpose of acquiring the concessions comprising the SJG District, and to consolidate all ownership of SJG under DynaMéxico. DynaMéxico focused on acquisition and consolidation work through 2003, and reported a virtually clear title and consolidated ownership to the district at December 31, 2013.

Drilling – Exploration Programs (1997 – 2000)

A drill program was conducted at SJG in 1997 to 1998 by a prior majority owner. Approximately 6,172 meters drilling was completed in 63 core drill holes. Significant intercepts, including bonanza grades, outlined the down dip potential of the Northeast section (150 Meter NE to SW extent of the Drilling) of the Los Hilos to Tres Amigos Trend of SJG. Surface and underground sampling in 1999 to 2000 confirmed high grades in historic workings and surface exposures throughout the project area. These high grades outline the presence of mineralization shoots developed within the veins. The mineralized shoots appear to be controlled by dilational jogs and/or vein intersections. A total of 544 samples were collected in 1999 to 2000, and assayed an average 6.51 g/t gold.

Pilot Production Activities (2003 – 2006)

DynaMéxico, conducting activities through its operating sister companies DynaMineras and DynaOperaciones, mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006. 18,250 Oz. gold was produced and sold from mill feed tonnage of 42,000 tonnes, at an average grade of approximately 15-20 g/t Production costs were reported at approximately $175/Oz. gold in this small scale, pilot production operation.  The small scale mining and production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity / flotation processing circuit, and initial test runs with tailings were completed in 2002. Actual mining at the higher grade San Pablo area of the property commenced in March 2003.

Mined and Milled Tonnage	42,000 tonnes
Production (Oz Au)	18,250 Oz
Average Grade	15-20 g/t
Recovery Efficiency (Plant)	85%
Recovery in Concentrate (Sales)	90%
Production Cost (Average, 4 Years)	$175 / Oz

Suspension of Production Activities (2006)

The Company initiated the test production activity in 2003 and, at that time, gold prices were depressed.  Exploration funding opportunities, while available, were deemed to be too dilutive by Company management. Subsequently, in 2006, commodities prices were improving and the Company was able to negotiate financing in order to fund exploration activities. Therefore, the Company suspended mining activities in 2006 in order to focus on the exploration of the vast SJG District.  While the test mining production pilot milling operations were considered successful (see results in the table above), a small scale production activity was not expected to provide the necessary capital in order to fund exploration of a project the size of SJG.

The earlier, limited-scope pilot production activity provided significant benefits in terms of confirming production grades, metallurgy and process, efficiency of recoveries, and production costs – all of which is valuable for larger scale production plans.

Earn In / Option Agreement – Financing of Drilling – Exploration Programs (2006 – 2011)

The Company entered into an Earn In / Option Agreement with Goldgroup Resources Inc., a subsidiary of Goldgroup Mining Inc., Vancouver, BC. (“Goldgroup”), dated September 1, 2006 (the “Goldgroup Earn In”). The terms of the Goldgroup Earn In provided for Goldgroup to contribute $18,000,000 financing to DynaMéxico, in stages over the 5 year period, for exploration expenditures at SJG, in exchange for 50% of the outstanding share capital of DynaMéxico. The Goldgroup Earn In was completed March 15, 2011, and Goldgroup held 50% of outstanding capital of DynaMéxico at that date.

On June 21, 2013, DynaResource acquired a Certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares, DynaUSA holds 80% of the total outstanding share capital of DynaMéxico.

Drilling programs (2007 – 2011)

Drilling programs completed by the Company’s subsidiaries produced a total of 298 drill holes covering 68,741 meters of drilling from 2007 through March 2011. Results of the drilling activity, including the results of previous drilling in 1997-1998, appear in an “SJG Drill Intercepts Summary File through 11-298”, as Exhibit 99.1 to our Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 22, 2011, and available on EDGAR at:

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

Correlation between ground magnetic and IP--In general the correlation between the Magnetic and IP response and data was excellent.

Correlation with recent Drilling Programs and known Mineralization--The data response of the surveys correlated to the recent drilling programs and to the areas of known mineralization at SJG was excellent. Considering this excellent correlation to known mineralization, additional areas of SJG showing similar data response could be indicative of additional target areas.

Identification of Additional Resource Target Areas--Significant survey responses were reported for the following areas and are projected for follow up drilling:

San Pablo-Up Dip; San Pablo-Displacement Zone;
Tres Amigos-Down Dip and Northwest; Tres Amigos-Extension Northeast;
Orange Tree-Down Dip; La Prieta
La Cecena, Los Hilos, and Tepehauje;
Palos Chinos;
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

Parameters Used to Estimate the Mineral Resource Estimate--The data base for the San Jose de Gracia Project consists of 372 drill holes of which 361 are diamond drill holes (“DDH”) and the remaining 11 were reverse circulation holes “(RC”), with a total drilling of 75,878 meters. The 2012 DynaMéxico-CAM SJG Mineral Resource Estimate concentrates on four main mineralized vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima. Of the 372 drill holes, 368 were drilled to test these four main vein systems and the remaining four holes tested the Argillic Zone. Technical personnel of Minop S.A. de C.V. (“Minop”), a subsidiary (or affiliate) of Goldgroup Mining Inc. (“Goldgroup”) built three dimensional solids to constrain estimation to the interpreted veins in each swarm. The 172 holes most recently drilled (2009-2011), were allocated as follows: Tres Amigos (64 holes), San Pablo (49 holes), La Union (24 holes), La Purisima (32 holes) and Argillic Zone (3 holes). The data base also includes rock and chip sampling, regional stream sediment sampling, and IP Surveys.

Density--A total of 5,540 pieces of core were measured for specific gravity using the weight in air vs. weight in water method. This represents an additional 3,897 measurements taken in the 2009-11 drill seasons with density measurements taken from all mineral zones. Dried samples were coated with paraffin wax before being measured. The results tabulated have been sorted by lithology and mineralized veins.  The average specific gravity of 5,051 wall rock samples was 2.59 while the average specific gravity for 489 samples of vein material is 2.68.  CAM and Servicios y Proyectos Mineros have reviewed the procedures and results, and opine that the results are suitable for use in mineral resource estimation.

Mineral Resource Estimate - Construction of Wireframes--Mineral Resources were estimated by Mr. Sandefur within wireframes constructed by technical personnel of Minop. Minop was contracted by Mineras de DynaResource S.A. de C.V. (“DynaMineras”).

Mineral Resource Estimate - Explanation of Resource Estimation--Resource estimation was done in MineSight and MicroModel computer systems with only those composites that were inside the wireframe used in the estimate. Estimation was done using kriging with the omni-directional variogram derived from all the data in each area for gold using the relative variogram derived from the log variogram. High grades were restricted by capping the assays at a breakpoint based on the cumulative frequency curves. Estimation was done using search radii of 100 x 100 x 50 m “blocks” oriented subparallel to the general strike and dip of the vein system in each area. A sector search, corresponding to the faces of the search box with a maximum of two points per sector was used in estimation. A density of 2.68 based on within ‘vein density’ samples was used in the resource estimate. Within each of the four areas there are approximately 20 to 40 veins in the vein swarm. Resources were estimated by kriging using data from all veins in the swarm. In general, gold accounts for at least 80% of the value of contained metal at the project, so the variograms for gold were used in estimation of the four other metals. Mineral Resources at Tres Amigos and San Pablo were classified as “Indicated” as follows:

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

Mineral Resource Estimate and 43-101 Technical Report - Data Verification--Mr. Ramon Luna Espinoza (“Mr. Luna”) initially visited the San Jose de Gracia Project in November 2010, and conducted site inspections at SJG in November 2011 and January 2012.  Mr. Sandefur conducted a site inspection of the SJG Project in January 2012. While at the Property in November 2011, Mr. Luna inspected the areas of Tres Amigos, La Prieta, Gossan Cap, San Pablo, La Union, and La Purisima, and historic mining sites. In January 2012, Mr. Sandefur and Mr. Luna inspected the areas of Tres Amigos, San Pablo, La Union, and La Purisima. Pictures of the areas were taken. Many of the drill pads for the drilling programs of 2007 to 2011 were clearly located and identified. Mr. Luna also inspected San José de Gracia’s core logging and storage facilities, the geology offices, the meteorological station, the plant nursery, and the mill. Mr. Sandefur also inspected San José de Gracia’s core logging and storage facilities.

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

The mineral resource estimates prepared by Mr. Robert Sandefur for this Technical Report include Indicated Resources at Tres Amigos of 893,000 tonnes with an average grade of 4.46 g/t (128,000 Oz. Au), and at San Pablo of 1,308,000 tonnes with an average grade of 6.52 g/t (274,000 Oz. Au). The estimate also includes an Inferred Resource of 3,953,000 tonnes in aggregate for the four vein systems, with an average grade of 5.83 g/t (741,000 Oz. Au). The resource estimate is reported using a 2.0 g/t cutoff grade, with the effective date of February 6, 2012. The following tables are summaries of the 2012 DynaMéxico-CAM Mineral Resource Estimate of the four main vein systems and also a table summary disclosing the aggregate of the mineral resources of those four vein systems.

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

Updated National Instrument 43-101 Technical Report for San Jose de Gracia (2012)

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

Block Model Calculation in Surpac Software--The Company has compiled its manual calculation and internal interpretation of the mineralization at SJG defined by drilling and production to date. The Company has also built the block model of mineralization at SJG using Surpac (Gemcom) software. The current block model at SJG confirms mineralization at San Pablo, Tres Amigos, La Union, Palos Chinos, and La Purisima; with portions of the mineralization in a high grade category, and including mineralization at San Pablo and Tres Amigos, and is consistent with the CAM SJG Mineral Resource Estimate described above. The Company will continue this Surpac modeling work as additional drill programs are planned and completed.

Commissioning of Metallurgical Testing (2012)

During the fourth quarter 2012, DynaMéxico, through DynaMineras, engaged Kappes, Cassiday & Associates, Reno, NV. (“KCA”), for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia.  This work is pending until the company deems it necessary to continue.

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

DynaMéxico Permit Filings / Permits History (2003 – 2014)

●	On February 10, 2003, SEDENA granted DynaMéxico an Explosives Permit for use and storage of explosives materials in SJG.

●
In June 2006, DynaMéxico ceased use of explosives materials in its mining activities at SJG, and requested suspension of the Explosives Permit. The Explosives Permit has been temporarily suspended by SEDENA and DynaMéxico will be required to file a re-activation application to re-activate the Explosives Permit.

●
On June 28, 2010, DynaMéxico filed a Preventive Exploration Notice at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.

●
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

●
On August 9, 2010, DynaMéxico filed a CSUP Application and a Technical Justification Study at the offices of SEMARNAT to carry out certain mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.

●
On December 20, 2010, SEMARNAT approved the CSUP Application and Technical Justification Study filed by DynaMéxico with respect to the San José de Gracia Project and authorized DynaMéxico to conduct mineral exploration activities on 5.463 hectares of the San José de Gracia Project for a term of 36 months.

●
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

●
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

●
On July 31, 2013, SEMARNAT authorized DynaMéxico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of an additional 18 months, extending the initial term of 36 months as SEMARNAT had determined on July 10, 2010.  SEMARNAT determined that such activities fall within the framework of Norm 120.

●	On December 31, 2013, DynaMéxico received from SEMARNAT the approval and permission which allows for mining activities and the exploitation of the San Pablo area of San Jose de Gracia.

●
On January 6, 2014, DynaMineras entered into a 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia. The 20 Year Land Lease Agreement is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. Additionally, under the description of the Land Lease Agreement, DynaMineras expects to construct a Medical Facility at SJG in year 2014, and a Community Center in year 2015.  The land lease agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted test mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

DynaMéxico Bonding Requirements (2010)

●
Under the Exploration Permit issued to DynaMéxico on July 21, 2010, SEMARNAT imposed upon DynaMéxico a bonding obligation in the amount of $134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMéxico.

●
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

Test Underground Mining and Pilot Mill Operations

Operational Permits for the rehabilitation of the San Pablo Mine and for the refurbishment of the Pilot Mill Facility including the installation of the Tailings Pond area adjacent to the pilot mill facility were obtained in fall, 2013, leading to the rehabilitation of the San Pablo Mine and the refurbishing of the Pilot Mill Facility in 2014.  Pilot Production Operations commenced in October 2014, with approximately 1,650 Oz. Gold being delivered for sale during the startup testing phase.

DynaMineras reports the following summary of its operations during 2014:

❖	$ 4 M invested in the rehabilitation of mine, refurbishing of the pilot mill facility and start up testing operations;

❖	8,850 Tons mined and processed through the pilot mill facility;

❖	300 Tons of gold-silver concentrate produced and sold;

❖	10.2 Kg of gold-silver Dore produced sold;

❖	1,650 Oz gold sold;

❖	Approximately 3,000 Tons of semi-processed material remaining for re-processing; at an average grade of 6 g/t;

DynaMineras expects to continue its test mining and pilot mill production operations in 2015.

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

The Petition requested that Goldgroup be enjoined from: (a) using or disseminating any confidential information belonging to DynaMéxico, (b) asserting that Goldgroup owns any interest in the San Jose de Gracia Project, rather than owning a common shares equity interest in DynaMéxico, (c) improperly disclosing that Goldgroup is the operator of the San Jose de Gracia Project, rather than Mineras de DynaResource SA de C.V. (“DynaMineras”), and (d) failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by a DynaUSA senior executive.

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

Although Goldgroup challenged the jurisdiction to the filed litigation in Texas, Goldgroup has acknowledged that it owns no direct interest in the San Jose de Gracia Property, and it has acknowledged that Mineras de DynaResource SA de C.V. (”DynaMineras”), DynaUSA’s 100% owned subsidiary, is the exclusive operator of the San Jose de Gracia Project.  Additionally, recent developments in México in 2013, including: (1) the signing of the Exploitation Amendment Agreement (“EAA”) between DynaMineras and DynaMéxico; (2) the signing of a 20 year land lease agreement between DynaMineras and the Santa Maria Ejido Community surrounding the San Jose de Gracia Project; and (3) the acquisition by DynaUSA of a majority interest in DynaMéxico; protect against Goldgroup’s wrongfully obtaining and/or disseminating confidential data and information of DynaMéxico.  These recent developments in México provided that the Dyna Parties non-suited the Texas action as announced on March 14, 2014, without prejudice to asserting or consolidating claims in México, as well as to contemplate additional claims or regulatory actions against Goldgroup in Canada.

Previously, the Dyna Parties have filed  claims against Goldgroup in México, including, without limitation, claims for theft of confidential data and property of DynaMéxico, claims for issuing misleading and inaccurate disclosures and, claims related to Goldgroup's asserting that it owns interests that it does not own.

Arbitration filed by Goldgroup

On March 14, 2014 Goldgroup filed for arbitration, citing the Earn In Agreement dated September 1, 2006.  The Company filed an answer on April 10, disputing that any issues exist which provide for arbitration.

On December 9, 2014, DynaMéxico filed a legal complaint against Goldgroup and the American Arbitration Association (“AAA”), which seeks to terminate the arbitration proceedings. (See DynaMéxico complaint filed vs. Goldgroup below).

During January – May 2015, the parties to the arbitration are scheduled to file opening memorial statements, and respective responses thereto. The Company continues to vigorously defend its position, which is that no issues exist between the parties which are available for arbitration.

Litigation(s) in México – Company as Plaintiff

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

Complaint filed by Goldgroup against the May 17, 2013 Shareholders’ Meeting of DynaMéxico

On February 2nd, 2014, Goldgroup Resources Inc., filed a petition with the judge, tenth district Mazatlan, according to record 08/2014, in the ordinary commercial action, against DynaResource Inc., and Dynaresource de México, S.A. de CV. Goldgroup complains against the results of the shareholders meeting of May 17, 2013, and petitions for the nullification of the meeting itself and for the nullification of the additional shares of the outstanding capital of DynaMéxico issued to DynaUSA in satisfaction of debts owed.

DynaResource and DynaMéxico expect to vigorously defend all such complaints by Goldgroup, as there exists no legal basis for the complaint by Goldgroup against the May 17, 2013 Shareholders meeting of DynaMéxico.

DynaResource de México SA de CV (“DynaMéxico”) Filed Complaint against Goldgroup

On December 9, 2014 DynaMéxico filed an Ordinary commercial lawsuit (Civil Claims), against Goldgroup Mining Inc., Goldgroup Resources Inc. ("Goldgroup"; a Shareholder of DynaMéxico); and, against the American Arbitration Association ("AAA"); based at the Thirty Sixth Civil Court in the Federal District of México, under file 1120 number / 2014 ("the DynaMéxico Trial"). The DynaMéxico Trial seeks to terminate the arbitration proceedings as DynaMéxico believes there is no legal basis for arbitration, and the DynaMéxico Trial requests substantial damages are awarded DynaMéxico from and against Goldgroup for:

a)	wrongfully using and disseminating confidential information and data belonging to DynaMéxico;

b)
asserting that Goldgroup owns any interest in the San Jose de Gracia Project in northern Sinaloa, México (“SJG Project”), rather than accurately disclosing that Goldgroup owns a common shares equity interest (shareholder’s interest) in DynaMéxico;

c)	improperly disclosing the percentage of common shares equity interest (shareholder’s interest) owned by Goldgroup in DynaMéxico;

d)	improperly disclosing or implying that Goldgroup is the operator of the San Jose de Gracia Project;

e)	attempting to delay, stop, or otherwise impair the financing of, and further development of, the SJG Project;

f)	making numerous threats against DynaMéxico management and officers;

g)	failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by an individual not affiliated with Goldgroup.

DynaMéxico believes the filing of the DynaMéxico Trial to be necessary in order to protect the property and interests of DynaMéxico, and in order to seek fair retribution and substantial damage amounts caused by Goldgroup against DynaMéxico and the SJG Project.

DynaMéxico Statements of Fact

In recent years, Goldgroup has continuously and consistently misrepresented its interest, ownership, and position related to DynaMéxico and the SJG Project. DynaMéxico does herein state and represent the following:

1.
At no time has Goldgroup owned any interest in the SJG Project; rather its only ownership interests have been earned under agreement as a common shares equity interest (shareholder’s interest) of DynaMéxico;

2.	Goldgroup currently owns 20% of the outstanding share capital of DynaMéxico;

3.	Goldgroup does not currently own 50% of the outstanding share capital of DynaMéxico as Goldgroup has recently stated in numerous public disclosures and public filings;

4.	Goldgroup’s 20% ownership of DynaMéxico was ordered to be maintained and represented as such (the “status quo”) by a Mexican Judge overseeing certain claims by Goldgroup;

5.	At no time during its involvement as a common shares equity interest holder (shareholder) of DynaMéxico, has Goldgroup been an operator at the SJG Project;

6.
Since the earning of its shareholder’s interest in DynaMéxico (March, 2011), Goldgroup has continuously refused to contribute funds to the ongoing maintenance, advance, and further development of the SJG Project;

7.	Consistently and continuously since March 2011, Goldgroup has sought and threatened to stop, delay, or otherwise impair the financing, maintenance, advance and further development of the SJG Project.

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. For purposes of confidentiality, the Company does not provide more specific disclosure in this Form 10-K.

ITEM 4.                      MINE SAFETY DISCLOSURES

 As the Company has no mines located in the United States or any of its territories, the disclosure required by this Item is not applicable.

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

Year ended December 31, 2014	Low	High
First Quarter	2.45	3.45
Second Quarter	1.25	3.23
Third Quarter	1.37	3.00
Fourth Quarter	1.60	2.49
Year ended December 31, 2013
First Quarter	2.00	3.95
Second Quarter	1.20	3.25
Third Quarter	2.15	3.50
Fourth Quarter	1.21	3.50

As of April 30, 2015, there were outstanding 15,295,663 shares of our common stock, which were held by approximately 565 shareholders of record.

Dividend Policy

No cash dividends on the Company common stock have been declared or paid since the Company's inception.  Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for growth.  Our initial earnings, if any, will likely be retained to finance our growth.  At the present time, we are not party to any agreement that would limit our ability to pay dividends.

The Company had approximately 565 shareholders at December 31, 2014. This does not include shareholders that hold their shares in street name or with a broker.

During the fiscal year ended December 31, 2014, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  10-K, we have not sold any equity securities not registered under the Securities Act.

During the fiscal years ended December 31, 2014 and 2013, no securities of the Company were authorized for issuance under equity compensation plans.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Test Underground Mining and Pilot Mill Operations

Operational Permits for the rehabilitation of the San Pablo Mine and for the refurbishment of the Pilot Mill Facility, including the installation of the Tailings Pond area adjacent to the pilot mill facility were obtained in fall 2013, leading to the rehabilitation of the San Pablo Mine and the refurbishing of the Pilot Mill Facility in 2014.  Pilot Production Operations commenced in October 2014, with approximately 1,650 Oz. Gold being delivered for sale during the startup testing phase.

DynaMineras reports the following summary of its operations during 2014:

❖	$ 4 M invested in the rehabilitation of mine, refurbishing of the pilot mill facility and start up testing operations;

❖	8,850 Tons mined and processed through the pilot mill facility;

❖	300 Tons of gold-silver concentrate produced and sold;

❖	10.2 Kg of gold-silver Dore produced sold;

❖	1,650 Oz gold sold;

❖	Approximately 3,000 Tons of semi-processed material remaining for re-processing; at an average grade of 6 g/t;

DynaMineras expects to continue its test mining and pilot mill production operations in 2015.

Structure of Company / Operations

Activities in México are conducted by Mineras de DynaResource S.A. de C.V. (“DynaMineras”); with the management of personnel being contracted by DynaMineras through to the personnel management subsidiary, DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”).  Management of DynaResource, Inc. and consultants continue to manage the operating companies in México; while the Chairman/CEO of DynaUSA is the President of each of the operating companies in México. Fees for Management and administration are charged by DynaMineras and DynaOperaciones, which are eliminated in consolidation.

Exploitation Amendment Agreement

In 2013, DynaMineras, in accordance with the terms of the Exploitation Amendment Agreement, commenced the rehabilitation of the San Pablo Mine and the refurbishment of the pilot production facility at SJG.  DynaMéxico received permits as discussed above for the rehabilitation and operation of the pilot mill facility and the exploitation and mining of the San Pablo area of SJG. The basis for the mining activity and the operation of the pilot mill facility are the NI 43-101 Mineral Resource Estimate, the Technical Report, the block models prepared as a result of the recent drilling activity, and the recent production history of 2003-2006.

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

DynaMéxico retains 100% of the rights to concessions over the area of the San José de Gracia property and it currently sees no competition for mining on the lands covered by those concessions. The sale of gold and any bi-products would be subject to global market prices, which prices fluctuate daily. DynaMéxico was successful in selling gold concentrates produced from SJG in prior years, and the Company expects a competitive market for produced concentrates and/or other mineral products in the future. Actual prices received by DynaMineras in the sale of concentrates or other products produced from San Jose de Gracia would depend upon these global market prices, less deductions.

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $1,476,188 in 2014 and $0 in 2013.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015 (through April 30, 2015)	$1,300	$1,150	$1,200

Source: Kitco, Reuters and the London Bullion Market Association

On April 30, 2015, the afternoon fixing gold price on the London Bullion Market was $1,182 per ounce and the spot market gold price on the New York Commodity Exchange was $1,182 per ounce.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. We and our subsidiaries maintain insurance policies against property loss. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event.

Environmental Matters

Our activities are largely outside the United States and subject to governmental regulations for the protection of the environment. We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. DynaMéxico is involved with maintaining tailings ponds and test mining and pilot production activities (through DynaMineras) with the oversight of SEMARNAT, the federal environmental agency of México.

Results for the Years Ended December 31, 2014 and 2013

In 2013, the Company was focused on obtaining Operational Permits and raising funds, in order to prepare for rehabilitation of the San Pablo mine and refurbishing the pilot mill facility at SJG; and preparing to install the tailings pond adjacent to the pilot mill facility.  Operational permits were obtained in fall, 2013, leading to the rehabilitation of the San Pablo Mine and the refurbishing of the Pilot Mill Facility.

In the second quarter 2014, DynaMineras commenced test mining and pilot mill operations at San Jose de Gracia.  Further rehabilitation of the San Pablo mine and the tailings pond area adjacent to the pilot mill facility continued into the fourth quarter. The rehabilitation of the San Pablo mine included driving ramps and building access to the high grade areas of San Pablo as defined by core drill holes.

Throughout the year 2014, the test pilot operations have yielded the underground mining and mill processing of approx. 8,841 tonnes of material, the production of approximately 1,676 gross oz. au (and net of buyer’s price discount and refining costs approximately 1438 oz au) of gold-silver concentrates, and the receipt of $1,476,188 in revenues from the sale of gold-silver products from Dore and gravity-flotation concentrates.  Throughout the year DynaMineras was active in rehabilitating and developing the San Pablo Mine and refurbishing the Pilot Mill Facility and generally preparing to commence pilot production operations.

REVENUE.  Revenues for the years ended December 31, 2014 and 2013 were $1,476,188 and $0, respectively.  The Company has begun the mining and processing of gold product in the year.

PRODUCTION COSTS RELATED TO SALES.  Production costs related to sales for the years ended December 31, 2014 and 2013 were $233,017 and $0, respectively.  These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product.

MINE OPERATING COSTS.  Mine operating costs for the years ended December 31, 2014 and 2013 were $100,255 and $0, respectively.  These costs are directly related to the extraction of mine tonnage to be processed at the mill.

PRE-PILOT-PRODUCTION EXPENSES.  Pre Pilot-Production Expenses for the years ended December 31, 2014 and 2013 were $2,826,271 and $0, respectively.  The increase in expenses was due to the Company commencing mining and milling operations in 2014.  These expenses include refurbishment, facilitation of and cleaning of the mill and mine operations.  The Company was still in development stage in 2013 and all costs were accounted for as Exploration Expenses.

EXPLORATION EXPENSES.  Exploration expenses for the years ended December 31, 2014 and 2013 were $0 and $968,590, respectively.    The decrease in costs was due to the Company starting up operations in 2014 and incurring Pre Pilot-Production Costs—see above.

PROPERTY HOLDING COSTS.  Property holding costs for the years ended December 31, 2014 and 2013 were $555,468 and 0, respectively.  These costs are concessions taxes, leases on land and other direct costs of maintaining the property.  These costs were accounted for as Exploration Costs in 2013.

OPERATING EXPENSES.  Operating expenses for the years ended December 31, 2014 and 2013 were $2,494,493 and $2,429,563 respectively.  In 2014, this included $687,500 in expenses related to issuance of share based compensation and a general increase in activity due to the start-up and production at the project. The above expenses include depreciation and amortization amounts of $56,468 and $67,475 for the years ended December 31, 2014 and 2013, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency transaction gain or (loss) for the years ended December 31, 2014 and 2013 was $(209,350) and $(334,861), respectively.  Interest expense is the primary component in this category and increased due to the additional notes transacted in 2014.   Currency transaction gain or (loss) was $(1,585,392) and $(136,848) for the years ended December 31, 2014 and 2013, respectively.  The reason for this increased loss is the devaluation of the Mexican Peso in 2014.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the years ended December 31, 2014 and 2013 was $(536,357) and $(567,168), respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period.  For the years ended December 31, 2014 and 2013, the Company recorded a gain (loss) of $(1,408,613) and $(32,067), respectively.

Liquidity and Capital Resources

As of December 31, 2014, the Company had a negative working capital of $(925,531), comprised of current assets of $579,516 and current liabilities of $1,505,047. This represents a decrease of $(1,883,683) from the working capital maintained by the Company of $958,152 as of December 31, 2013, due primarily to the continued funding of operations in the first year and expenses related to the refurbishment of the pilot mill facility and the rehabilitation of the San Pablo mine at San Jose de Gracia.

Net cash (used) in operations for the year ended December 31, 2014 increased to $(4,954,578) from $(3,987,276) in the year ended December 31, 2013.  Again, this was due to the increased activity relating to the refurbishing of the pilot mill facility and the rehabilitation of the San Pablo mine, and the preparation for processing bulked mine samples through the pilot mill facility. The pilot mill facility is now operational and the Company is producing revenue from processing material mined from San Pablo Mine through the pilot mill facility in 2014, in order to fund continuing operations.

Net cash (used) in investing activities for the years ended December 31, 2014 and 2013 was $(78,443) and $(96,175), respectively.  Cash provided by financing activities for the year ended December 31, 2014 was $2,673,849 compared to $3,662,060 for the year ended December 31, 2013.  The primary components for the current year are for issuance of Series B preferred stock for cash of $1,331,000 and proceeds from the issuance of common shares of $757,500. Additionally, the Company received $453,500 in proceeds for notes payable.  Proceeds from financing were utilized to refurbish the pilot mill facility and to rehabilitate the San Pablo mine, and to prepare to process bulk mined samples through the mill facility. In the prior year, the primary component was issuance of notes for cash of $1,694,848 and proceeds from sale of preferred stock, series B of $1,939,500.

Noncontrolling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the years ended December 31, 2014 and 2013 the portion of the net loss attributable to Goldgroup was $(536,357) and $(567,168), respectively.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the ramping up of the pilot production operation at SJG.  The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including financing arrangements agreed to, is adequate to fund its ongoing general and administrative expenses through 2015. The Company plans to seek additional capital funding during the next 12 months depending on results of pilot production activities, market conditions, and other circumstances.

Capital Expenditures

The Company’s primary activities relate to the exploitation of the SJG property through its 100% owned operating subsidiary, DynaMineras. DynaMineras is conducting activities at SJG under the terms of the Exploitation Amendment Agreement (the “EAA”, or, “operating agreement”) with DynaMéxico. The Company plans to acquire necessary or optional equipment in the immediate future, in order to facilitate the test mining and pilot milling operations and is budgeting $2,000,000 for these purposes.

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

Drilling Programs

In the period September 2006 through December 31, 2011, funding from Goldgroup provided for DynaMéxico’s completing approximately 68,741 meters drilling at San Jose de Gracia, resulting in a defined NI 43-101 Mineral Resource Estimate as described in the 2012 DynaMéxico-CAM SJG Mineral Resource Estimate. The Company expects DynaMineras to plan continued and subsequent drilling programs at San Pablo, Tres Amigos, La Cecena, Palos Chinos, La Union, La Purisima, and La Prieta / Rosario / Rudolpho. The Company expects further drilling programs to confirm extensions to mineralization in all directions and down dip from the main target areas.

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

Exploitation Amendment Agreement (“EAA”)

On May 15, 2013, DynaMineras entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to DynaMineras the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by DynaMineras to DynaMéxico; and, (B) After Item (A) above, the receipt by DynaMineras of 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that DynaMineras has received 200% of its advanced funds; and, (C) after items (A) and (B) above; the receipt by DynaMineras of 50% of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA;  and, (D) in addition to Items (A), (B), and (C) above, DynaMineras shall receive a 2.5% NSR (“Net Smelter Royalty”) on all minerals sold from SJG over the term of the EAA.  The total Advances made by DynaMineras to DynaMéxico as of December 31, 2014 is $4,025,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG.  The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

Exclusive Operating Entity at San Jose de Gracia

Under agreement with DynaMéxico, Mineras de DynaResource S.A. de C.V. (“DynaMineras”) has been named the exclusive operating entity at the San Jose de Gracia Project.  DynaResource owns 100% of DynaMineras.

DynaMéxico General Powers of Attorney

The Chairman-CEO of DynaUSA also serves as the President of DynaMéxico and as the President of DynaMineras.  The President of DynaMéxico holds broad powers of attorney granted by the shareholders of DynaMéxico which gives the current President significant and broad authority within DynaMéxico.

Rehabilitation and Start-up of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, DynaMineras has rehabilitated the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is now processing bulk samples mined from selected target areas of SJG. Operations at SJG are managed by DynaMineras, and are projected to be similar to those conducted by DynaMéxico during 2003-2006.

Capital Advances to Subsidiaries

DynaResource de México (“DynaMéxico”)

In May 2013, the Company acquired additional shares in the outstanding equity in DynaMéxico in exchange for the retirement of accounts receivable of $2,393,803, which amount was due from DynaMéxico at December 31, 2012. As a result, as of May 17, 2013, the Company owns 80% of the outstanding equity of DynaMéxico.

As of December 31, 2014, the Company had advanced $4,912,500 to DynaMineras and DynaMineras had advanced $4,025,000 to DynaMéxico.  At December 31, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for $4,000,000 receivable it held from DynaMéxico.  The remaining $25,000 is a receivable owed to DynaMineras from DynaMéxico as of December 31, 2014.  The total receivable from DynaMineras to the Company is $4,912,500 as of December 31, 2104.

As of December 31, 2012 the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of December 31, 2014.

Mineras de DynaResource (“DynaMineras”)

The receivable from Mineras to the Company is $4,912,500 as of December 31, 2014, as described above.  All receivables and payables among all subsidiary companies have been eliminated upon consolidation.

Future Advances to DynaMineras and DynaMéxico from the Company

The Company expects to make additional advances to DynaMineras and DynaMéxico.  Future advances from DynaMineras to DynaMéxico will be made under the terms of the Exploitation Amendment Agreement.  Other advances are agreed to be accrued in the same manner as previous receivables, until or unless otherwise agreed between DynaMéxico and the Company.

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico as a Due to Non-Controlling Interest.

Note Receivable – Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses.  The Company currently has a receivable from DynaResource Nevada, Inc. of $172,968 and an investment balance of $70,000 as of December 31, 2014.

Litigation

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

Although Goldgroup challenged the jurisdiction to the filed litigation in Texas, Goldgroup has acknowledged that it owns no direct interest in the San Jose de Gracia Property, and it has acknowledged that Mineras de DynaResource SA de C.V. (“DynaMineras”), DynaUSA’s 100% owned subsidiary, is the exclusive operator of the San Jose de Gracia Project.  Additionally, recent developments in México in 2013, including: (1) the signing of the Exploitation Amendment Agreement (“EAA”) between DynaMineras and DynaMéxico; (2) the signing of a 20 year land lease agreement between DynaMineras and the Santa Maria Ejido Community surrounding the San Jose de Gracia Project; and (3) the acquisition by DynaUSA of a majority interest in DynaMéxico; protect against Goldgroup’s wrongfully obtaining and/or disseminating confidential data and information of DynaMéxico.  These recent developments in México provided that the Dyna Parties non-suited the Texas action as announced on March 14, 2014, without prejudice to asserting or consolidating claims in México, as well as to contemplate additional claims or regulatory actions against Goldgroup in Canada.

Previously, the Dyna Parties have filed  claims against Goldgroup in México, including, without limitation, claims for theft of confidential data and property of DynaMéxico, claims for issuing misleading and inaccurate disclosures and, claims related to Goldgroup's asserting that it owns interests that it does not own.

Arbitration filed by Goldgroup

On March 14, 2014, Goldgroup filed for arbitration, citing the Earn In Agreement dated September 1, 2006.  The Company filed an answer on April 10, 2014 disputing that any issues exist which provide for arbitration.

On December 9, 2014, DynaMéxico filed a legal complaint against Goldgroup and the American Arbitration Association (“AAA”), which seeks to terminate the arbitration proceedings. (See “DynaMexico filed complaint against Goldgroup” below).

During January – May 2015, the parties to the arbitration are scheduled to file opening memorial statements and respective responses thereto. The Company continues to vigorously defend its position, which is that no issues exist between the parties which are available for arbitration.

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

Complaint filed by Goldgroup against the May 17, 2013 Shareholders Meeting of DynaMéxico

On February 2, 2014, Goldgroup Resources Inc. filed a petition with the judge, tenth district Mazatlan, according to record 08/2014, in the ordinary commercial action, against DynaResource Inc. and Dynaresource de México, S.A. de CV.  Goldgroup complains against the results of the shareholders meeting of May 17, 2013, and petitions for the nullification of the meeting itself and for the nullification of the additional shares of the outstanding capital of DynaMéxico issued to DynaUSA in satisfaction of debts owed.

DynaResource, Inc. and DynaMéxico expect to vigorously defend all such complaints by Goldgroup, as there exists no legal basis for the complaint against the May 17, 2013 Shareholders meeting of DynaMéxico.

DynaMéxico filed Complaint against Goldgroup

On December 9, 2014 DynaMéxico filed an Ordinary commercial lawsuit (Civil Claims), against Goldgroup Mining Inc., Goldgroup Resources Inc. ("Goldgroup", a Shareholder of DynaMéxico); and, against the American Arbitration Association ("AAA"); based at the Thirty Sixth Civil Court in the Federal District of México, under file 1120 number / 2014 ("the DynaMéxico Trial"). The DynaMéxico Trial seeks to terminate the arbitration proceedings as it believes there is no legal basis for arbitration, and the DynaMéxico Trial requests substantial damages are awarded DynaMéxico from and against Goldgroup for:

a)	wrongfully using and disseminating confidential information and data belonging to DynaMéxico;

b)
asserting that Goldgroup owns any interest in the San Jose de Gracia Project in northern Sinaloa, México (“SJG Project”), rather than accurately disclosing that Goldgroup owns a common shares equity interest (shareholder’s interest) in DynaMéxico;

c)	improperly disclosing the percentage of common shares equity interest (shareholder’s interest) owned by Goldgroup in DynaMéxico;

d)	improperly disclosing or implying that Goldgroup is the operator of the San Jose de Gracia Project;

e)	attempting to delay, stop, or otherwise impair the financing of, and further development of, the SJG Project;

f)	making numerous threats against DynaMéxico management and officers;

g)	failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by an individual not affiliated with Goldgroup.

DynaMéxico believes the filing of the DynaMéxico Trial to be necessary in order to protect the property and interests of DynaMéxico, and in order to seek fair retribution and substantial damage amounts caused by Goldgroup against DynaMéxico and the SJG Project.

DynaMéxico Statements of Fact

In recent years, Goldgroup has continuously and consistently misrepresented its interest, ownership, and position related to DynaMéxico and the SJG Project. DynaMéxico does herein state and represent the following:

1.
At no time has Goldgroup owned any interest in the SJG Project; rather its only ownership interests have been earned under agreement as a common shares equity interest (shareholder’s interest) of DynaMéxico;

2.	Goldgroup currently owns 20% of the outstanding share capital of DynaMéxico;

3.	Goldgroup does not currently own 50% of the outstanding share capital of DynaMéxico as Goldgroup has recently stated in numerous public disclosures and public filings;

4.	Goldgroup’s 20% ownership of DynaMéxico was ordered to be maintained and represented as such (the “status quo”) by a Mexican Judge overseeing certain claims by Goldgroup;

5.	At no time during its involvement as a common shares equity interest holder (shareholder) of DynaMéxico, has Goldgroup been an operator at the SJG Project;

6.
Since the earning of its shareholder’s interest in DynaMéxico (March, 2011), Goldgroup has continuously refused to contribute funds to the ongoing maintenance, advance, and further development of the SJG Project;

7.	Consistently and continuously since March 2011, Goldgroup has sought and threatened to stop, delay, or otherwise impair the financing, maintenance, advance and further development of the SJG Project.

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

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) As of December 31, 2014.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2014, our Chief Executive Officer and Chief Financial Officer As of December 31, 2014, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

Corporate expenditures are processed and paid by officers of the Company. However, the current number of transactions incurred by the Company does not justify additional accounting staff to be retained.

Changes in Internal Controls over Financial Reporting

The Company has not made any changes in its internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2014 and 2013. The financial statements as of December 31, 2014 and 2013, of the Company included in this Form 10-K have been audited by Malone Bailey, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Financial Statements included in the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
DynaResource, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynaResource, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Malone Bailey, LLP
Houston, Texas

May 4, 2015

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$250,959	$1,143,344
Accounts Receivable	19,496	-
Inventories	100,000	-
Foreign Tax Receivable and Other Current	209,061	296,038
Total Current Assets	579,516	1,439,382

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $967,207 and $862,334)	205,374	231,046
Mining Concessions	4,194,439	4,194,439
Investments in Affiliate	70,000	70,000
Receivables from Affiliate	172,968	186,840
Other Assets	44,568	20,671

TOTAL ASSETS	$5,266,865	$6,142,378

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$231,315	$114,498
Note Payable	203,500	-
Due to Non-controlling Interest	231,500	120,000
Accrued Expenses	838,732	246,732
Total Current Liabilities	1,505,047	481,230

Notes Payable (Net of Current Portion of $0 and $0)	1,509,855	1,354,808
Note Payable—Related Party	250,000	-

TOTAL LIABILITIES	$3,264,902	$1,836,038

Equity:
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	$1	$1
Preferred Stock, Series B, $.0001 par value, 1,000,000 shares
Authorized, 0 and 460,446 shares issued and outstanding	-	46
Preferred Stock, $.0001 par value, 19,000,000 shares
Authorized, no shares issued and outstanding	-	-
Common Stock, $.01 par value, 25,000,000 shares authorized,
14,146,024 and 11,052,008 shares issued and outstanding	141,461	110,520
Preferred Rights	40,000	40,000
Additional Paid In Capital	50,042,582	43,848,644
Treasury Stock	(4,152,750)	(707,750)
Accumulated Other Comprehensive Income	2,495,629	1,087,016
Accumulated Deficit	(40,383,731)	(34,392,030)
Total DynaResource, Inc. Stockholders’ Equity	8,183,192	9,986,447
Non-controlling Interest	(6,181,229)	(5,680,107)

TOTAL EQUITY	$2,001,963	$4,306,340

TOTAL LIABILITIES AND EQUITY	$5,266,865	$6,142,378

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	2014	2013

REVENUES	$1,476,188	$-
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	233,017	-
Mine Operating Costs	100,255	-
Pre-Pilot Production Costs	2,826,271	-
Exploration Costs	-	968,590
Property Holding Costs	555,468	-
General and Administrative	2,438,025	2,362,088
Depreciation and Amortization	56,468	67,475
Total Operating Expenses	6,209,504	3,398,153

NET OPERATING LOSS	(4,733,316)	(3,398,153)

OTHER EXPENSE
Foreign Currency Translation Gains/Losses	(1,585,392)	(136,848)
Interest Expense	(209,553)	(133,349)
Inducement Expense	-	(197,771)
Other (Expense) Income	203	(3,741)
Total Other (Expense) Income	(1,794,742)	(471,709)

NET LOSS BEFORE TAXES	(6,528,058)	(3,869,862)

TAXES	-	-

NET LOSS	$(6,528,058)	$(3,869,862)
Deemed Dividend for Series B Preferred	(668,952)	-

ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$536,357	$567,168
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	(6,660,653)	(3,302,694)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.:

Basic and Diluted Loss per Common Share	$(.55)	$(.30)

Weighted Average Shares Outstanding, Basic
And Diluted	12,196,353	10,830,090

OTHER COMPREHENSIVE LOSS
NET LOSS PER ABOVE	$(6,528,058)	$(3,869,862)

Foreign Currency Translation Gains/Losses	(1,408,613)	(32,067)
TOTAL OTHER COMPREHENSIVE LOSS	(1,408,613)	(32,067)
TOTAL COMPREHENSIVE LOSS	$(7,936,671)	$(3,901,929)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(7,435,549)	$(3,337,836)
NON-CONTROLLING INTEREST	$(501,122)	$(564,093)
	(7,936,671)	(3,901,929)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred	Preferred	Preferred	Preferred				Additional			Other
	Series A	Series A	Series B	Series B	Common	Common	Preferred	Paid In	Treasury	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Capital	Shares	Amount	Income	Deficit	Total

Balance, January 1, 2013 (Restated)	1,000	1	-	-	10,802,008	108,020	40,000	40,788,626	12,954	(50,750)	1,054,949	(31,089,336)	10,851,510

Sale of Series B
Preferred Shares			387,900	39				1,939,520					1,939,559
Conversion of Notes
Payable to Series B
Preferred Shares			72,546	7				362,727					362,734
Common Stock Issued to Mineras					250,000	2,500		560,000	250,000	(562,500)			-
Inducement Expense								197,771					197,771
Other Comprehensive Income											32,067		32,067
Treasury Shares Purchased									28,551	(94,500)			(94,500)
Net Loss												(3,302,694)	(3,302,694)

Balance, December 31, 2013	1,000	1	460,446	46	11,052,008	110,520	40,000	43,848,644	291,505	(707,750)	1,087,016	(34,392,030)	9,986,447

Sale of Series B
Preferred Shares			266,200	27				1,330,973					1,331,000
Advances Converted to Common Shares					4,391	45		11,288					11,333
Series B Pref. Converted to Common Shares			(726,646)	(73)	1,453,292	14,533		(14,460)					-
Sale of Common Shares					303,000	3,030		754,470					757,500
Beneficial Conversion Feature on Pref Stock								668,952					668,952
Deemed Dividend P.S.								(668,952)					(668,952)
Common Stock Issued for Investment					1,333,333	13,333		3,986,667	1,333,333	(4,000,000)			-
Purchase of Treasury Shares.									3,175	(7,500)			(7,500)
Issuance of Treasury Shares for Services								125,000	(250,000)	562,500			687,500
Other Comprehensive Income											1,408,613		1,408,613
Net Loss												(5,991,701)	(5,991,701)

Balance, December 31, 2014	1,000	1	-	-	14,146,024	141,461	40,000	50,042,582	1,378,013	(4,152,750)	2,495,629	(40,383,731)	8,183,192

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,528,058)	$(3,869,862)
Adjustments to reconcile net loss to cash
(used in) Operating activities
Issuance of Common Stock for Services	687,500	-
Deemed Distribution from Inducement	-	197,771
(Gain) Loss on Disposition of Assets	(5,930)	(6,395)
Depreciation and Amortization	56,468	67,475

Change in Operating Assets and Liabilities:
Accounts Receivable	(21,652)	-
Receivables from Affiliate	(8,398)	(140,527)
Inventories	(111,058)	-
Foreign Tax Receivable	65,591	(262,387)
Other Current Assets	-	(4,719)
Accounts Payable	119,015	(81,642)
Accrued Liabilities	791,944	113,010
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(4,954,578)	(3,987,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property	(79,545)	(96,214)
Other Assets	1,102	39
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(78,443)	(96,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock, Series B	1,331,000	1,939,500
Proceeds from Promissory Notes	203,500	1,694,808
Proceeds from Promissory Notes—Related Party	250,000	-
Proceeds of Sale of Common Stock	757,500	-
Loan from Non-Controlling Interest	139,349	122,252
Purchase of Treasury Stock	(7,500)	(94,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,673,849	3,662,060

Effect of Foreign Exchange	1,466,787	42,083

NET DECREASE IN CASH	(892,385)	(379,308)

CASH AT BEGINNING OF PERIOD	1,143,344	1,522,652

CASH AT END OF PERIOD	$250,959	$1,143,344

SUPPLEMENTAL DISCLOSURES
Redemption of Preferred Stock, Series B for Common Stock	$14,533	$-
Non-Cash Conversion of Interest Payable to Preferred Stock	$-	$22,734
Note Conversion to Series B Preferred Stock	$-	$340,000
Advance Conversion to Common Stock	$11,333	$-
Issuance of Common Stock for Treasury Stock	$4,000,000	$562,500
Conversion of Accrued Interest to Notes	$166,025	$-
Cash Paid for Interest	$42,794	$-
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization

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

In 2005, the Company formed DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”), and acquired effective control of Mineras de DynaResource, S.A. de C.V. (formerly Minera Finesterre S.A. de C.V., “DynaMineras”). The Company owned 25% of DynaMineras and acquired effective control of DynaMineras by acquiring the option to purchase the remaining 75% of the Shares of DynaMineras. The Company finalized the option and acquisition of DynaMineras in January 2010, and now owns 100% of DynaMineras.  The results of these subsidiaries are consolidated with those of the Company.

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

Significant Accounting Policies

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

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation

The financial statements include the accounts of DynaResource, Inc., as well as DynaResource de México, S.A. de C.V. (80% ownership), DynaResource Operaciones S.A. de C.V. (100% ownership) and Mineras de DynaResource S.A. de C.V. (100% ownership). All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

Non-Controlling Interest

The Company’s subsidiary, DynaResource de México S.A. de C.V, is 20% owned by Goldgroup Mining, Inc.  On May 17, 2013, the ownership changed from 50% to 20%.  The Company accounts for this outside interest as “non-controlling interest”.

Investments in Affiliates

The Company owns a 20% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”.  The Company accounts for this investment using the cost basis.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  At December 31, 2014, the Company had no balances that were in excess of the FDIC insurance limit of $250,000.  The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection.  As of December 31, 2014 and 2013, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable As of December 31, 2014 and December 31, 2013 are $209,061 and $296,038, respectively.

Inventory

The Company commenced test mining and milling (pilot production) activities in the 2nd quarter, 2014.  Inventories are carried at the lower of cost or fair value and consist of mined tonnage, and gravity concentrates, and gravity tailings or flotation feed material.  The inventories are $100,000 and $0 as of December 31, 2014 and December 31, 2013, respectively.

Proven and Probable Reserves (No Known Reserves)

The definition of proven and probable reserves is set forth in SEC Industry Guide 7 (“Industry Guide 7”).  Proven reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

As of December 31, 2014, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracia Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

Property

Substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred as the Company has not established proven and probable reserves on any of its properties. Only certain types of equipment which has alternative uses or significant salvage value, may be capitalized without proven and probable reserves. Depreciation is computed using the straight-line method with the exception of mining equipment. Mining equipment is depreciated using the units-of-production method based on tonnes processed over the estimated total mine life. Office furniture, equipment and light vehicles are being depreciated over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company's corporate office, are being amortized over the term of the lease of 10 years. Trailers, heavy vehicles and other site equipment are being depreciated over estimated economic lives from 5 to 15 years. Buildings are being depreciated over an estimated economic life of 20 years.

Design, Construction, and Development Costs:    Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.

When proven and probable reserves as defined by Industry Guide 7 exist, development costs are capitalized and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production would be capitalized. Costs of start-up activities and costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations as incurred. Costs of abandoned projects are charged to operations upon abandonment. All capitalized costs would be amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves.

Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. As no proven and probable reserves have been established on any of the Company's properties, design, construction and development costs are not capitalized at any of the Company's properties, and accordingly, substantially all costs are expensed as incurred, resulting in the Company reporting larger losses than if such expenditures had been capitalized. Additionally, the Company does not have a corresponding depreciation or amortization of these costs going forward since these expenditures were expensed as incurred as opposed to being capitalized. As a result of these and other differences, the Company's financial statements may not be comparable to the financial statements of mining companies that have established reserves.

Mining Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition.  When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight line method once production begins.  As of December 31, 2014, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed.  Mining properties consist of 33 mining concessions covering approximately 69,121 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

Impairment of Assets:    The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Mineral properties are monitored for impairment based on factors such as mineral prices, government regulation and taxation, the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property.

For operating mines, recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, an impairment loss is measured and recorded based on the excess of the net book value over fair value. Fair value for operating mines is determined using a combined approach, which uses a discounted cash flow model for the existing operations and a market approach for the fair value assessment of exploration land claims. Future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term "recoverable mineralized material" refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during processing and treatment of mineralized material. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

For exploration properties, the Company is unable to estimate undiscounted future net cash flows from its operations due to the absence of proven and probable reserves. As a result, the Company uses the market approach to estimate the fair value of the Nevada and Argentina exploration properties by using a combination of the observed market value per square mile and an observed market value per ounce or pound of mineralized material based on comparable transactions, and uses this measure to assess recoverability and impairment. For purposes of recognition and measurement of an impairment loss, the Company groups its properties by geological mineral complex, as this represents the lowest level at which the Company allocates its exploration spending independent of other assets and liabilities.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;
•	estimated expected future operating costs, capital expenditures and reclamation expenditures.

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually.  As of the date of this filing, no events have occurred that would require write-down of any assets.  As of December 31, 2014, no indications of impairment existed.

Asset Retirement Obligation:    As the Company is not obligated to remediate the mining properties, no Asset Retirement Obligation (“ARO”) has been established.  Changes in regulations or laws, any instances of non-compliance with laws or regulations that result in fines, or any unforeseen environmental contamination could result in a material impact to the amounts charged to operations for reclamation and remediation. Significant judgments and estimates are made when estimating the fair value of AROs. Expected cash flows relating to AROs could occur over long periods of time and the assessment of the extent of environmental remediation work is highly subjective. Considering all of these factors that go into the determination of an ARO, the fair value of the AROs can materially change over time.

Pre Pilot-Production Costs

During 2014, the Company has conducted rehabilitation activity at the San Pablo mine, and has refurbished the Pilot Mill Facility at San Jose de Gracia, and in general preparing for test mining and pilot milling (“Pilot Production”) Operations. The costs associated with the rehabilitation, preparation, clean up and facilitation of this process are expensed as pre pilot-production costs.

Property Holding Costs

Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. These costs include security and maintenance expenses, lease and claim fees and payments, and environmental monitoring and reporting costs.

Exploration Costs

Exploration costs are charged to operations and expenses as incurred.  Exploration, development, direct field costs and administrative costs are expensed in the period incurred.

Foreign Currency Translation

The functional currency for the subsidiaries of the Company is the Mexican Peso.  As a result, the financial statements of the subsidiaries have been re-measured from Mexican Pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses.  In addition, foreign currency translation gains and losses  are reported as a separate component of stockholders’ equity (comprehensive income (loss).

The financial statements of the subsidiaries should not be construed as representations that Mexican Pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended December 31, 2014 and December 31, 2013 (Mexican Pesos per one U.S. dollar):

		Dec 31, 2014	Dec 31, 2013
Current exchange rate	Pesos	14.76	13.06

Weighted average exchange rate for the period ended	Pesos	13.29	12.75

The Company recorded currency transaction losses of $(1,585,392) for the year ended December 31, 2014 and $(136,848) in 2013.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” using the liability method, recognizing certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives the deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Income from the Company’s subsidiaries in México are taxed at applicable Mexican tax law.

Use of Estimates

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended December 31, 2014 and December 31, 2013, the Company’s components of comprehensive income were foreign currency translation adjustments.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements".   Revenue is recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sale price is fixed or determinable and receipt of payment is probable. Revenues earned from the sale of precious metal concentrates are recognized when both the buyer and seller agree on the % of gold as determined by sample assays and when it is delivered to the Buyer.  Subsequently, a “final settlement” is calculated and any remaining balance is paid.

Stock-Based Compensation

The Company accounts for stock options at fair value as prescribed in ASC 718. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Per Share Amounts

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”.  The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Potentially dilutive common shares are additional common shares assumed to be exercised.  Potentially dilutive common shares consist of stock options and convertible preferred shares and convertible notes and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

The Company had 1,259,650 warrants outstanding at December 31, 2014.  The Company also had convertible debt instruments as of December 31, 2014.  As the Company incurred a net loss during the period ended December 31, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive and, therefore, have been excluded from the computation.

Recently Issued Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit:    In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2013-11 related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for the same jurisdiction's net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update was effective prospectively for the Company's fiscal year beginning January 1, 2014. The new guidance affects disclosures only and the adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

Foreign Currency Matters:    In March 2013, the FASB issued ASU 2013-05 related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update was effective prospectively for the Company's fiscal year beginning January 1, 2014. The updated guidance had no impact on the Company's consolidated financial position, results of operations or cash flows.

Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern:    In August 2014, ASC 205-40 guidance was amended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the Company's fiscal year ending December 31, 2016 and interim periods in the fiscal year ending December 31, 2017, with early application permitted. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements.

Presentation of Financial Statements and Property, Plant and Equipment—Reporting Discontinued Operations and Disclosures of Components of an Entity:    In April 2014, ASC 205 and ASC 360 guidance was amended to change the requirements for reporting discontinued operations in ASC 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria in ASC 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale. The update is effective prospectively for the Company's fiscal year beginning January 1, 2015. The new guidance is not expected to have an impact on the Company's consolidated financial statements.

Revenue from Contracts with Customers:    In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company's fiscal year beginning January 1, 2017, including interim reporting periods within that year. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements.

Reclassifications/Revisions

Certain prior year balances have been reclassified in order to conform to current year presentation.  Certain prior year amounts have been revised.  See Note 13.

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014.  Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through the third and fourth quarter, 2014. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of December 31, 2014 and December 31, 2013, respectively, were as follows:

	2014	2013
Gravity Tailings (Flotation Feed Material)	$100,000	$-
Total Inventories	$100,000	$-

NOTE 3 – PROPERTY

Property consists of the following at December 31, 2014 and December 31, 2013:

	2014	2013
Mining camp equipment	$702,543	$623,344
Transportation equipment	222,988	222,988
Machinery and equipment	106,189	106,189
Office furniture and fixtures	75,829	75,827
Office equipment	65,032	65,032
Sub-total	1,172,581	1,093,380
Less: Accumulated depreciation	(967,207)	(862,334)
Total Property	$205,374	$231,046

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $56,468 and $67,475 for the years ended December 31, 2014 and 2013, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at December 31, 2014 and December 31, 2013:

	2014	2013
San Jose de Gracia (“SJG”):

Total Mining Concessions	$4,194,439	$4,194,439

Amortization expense was $nil and $nil for the years ended December 31, 2014 and 2013, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2014, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”).   The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3 year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”).  DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property.  In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 / Share.  The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties.  Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of December 31, 2014 and December 31, 2013 to be $70,000 and $70,000, respectively.  The loss was taken to “other income (loss) on the income statement in previous years.

The Company has advanced funds to DynaNevada on a regular basis in order for DynaNevada to meets its basis filing and reporting obligations with the Mexican authorities relating to tax returns and paying taxes on its mining concessions.  As of December 31, 2014 and December 31, 2013, the advances totaled $172,968 and $186,840, respectively.

NOTE 6 – PROMISSORY NOTES

Notes Payable – Series I

In April and May, 2013, the Company entered into note agreements with shareholders in the principal amount of $1,495,000, of which $340,000 was then converted to preferred shares within the same year, netting to proceeds of $1,155,000 (the “Series I Notes” Series I). The Series I Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears.  The holders of the Series I Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, and up to fifty thousand tonnes) processed through the existing, or improved mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund cash reserve. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter.  At the time of the Series I Notes, there were no proven or probable reserves and the Company had not produced any net profits. Consequently, the fair value of the net profits interest on the date of the Series I Note was deemed to be zero. Further, no payments have been made under the terms of this codicil. The Notes originally matured on December 31, 2015.  In April, 2015, the notes were extended to December 31, 2016.

The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty. The notes are secured by the Company’s stock at $5 per share.

The Series I Note holder retains the option, at any time prior to maturity or prepayment, to convert any unpaid principal and accrued interest into Common Stock at $5.00 per share. If the Series I Note is converted into Common Stock, at the time of conversion, the holder would also receive warrants, in the same number as the number of common shares received upon conversion, to purchase additional common shares of the Company for $7.50 per share, with such warrants expiring on December 31, 2015.  In 2013, the Company offered an inducement to all Series I Note holders to convert their Series I Notes and accrued interest into Series B Preferred Stock (“Series B”), $5/Share, which Series B was convertible into common stock on a 2 for 1 basis (i.e., $2.50 stock).  This conversion into Series B created $197,771 in inducement expense, with an offset to additional paid in capital.  In 2013, $340,000 principal and $22,734 of capitalized accrued interest of the Series I Notes were converted into Preferred Stock, Series B and 72,546 shares were issued.  At June 30, 2014, these 72,546 Series B shares were converted into 145,092 common shares.

In April, 2015, the Company received note extensions (allonges) from all Series I note holders to ensure that all Series I Notes were in good standing and also extended the maturity date of the Series I Notes to December 31, 2016.

Notes Payable – Series II

In 2013 and 2014, the Company entered into additional note agreements of $199,808 and $250,000, respectively (the “Series II Notes”) with similar terms as the Series I notes. The Series II Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Series II Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, on the second fifty thousand tonnes) processed through the existing, or improved mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund cash reserve.  This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter.  At the time of the Series II notes, there were no proven or probable reserves and the Company had not produced any net profits. Consequently, the fair value of the net profits interest on the date of the Series II note was deemed to be zero. Further, no payments have been made under the terms of this codicil. The Notes mature on December 31, 2016.

The Company has the right to prepay the Notes with a ten percent (10%) penalty. The notes are secured by the Company’s stock at $5 per share.

The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $5.00 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring on December 31, 2016.

At December 31, 2013, the principal balance on the remaining Series I Notes was $1,155,000, and the principal balance on the Series II Notes was $199,808, for a total Note amount of $1,354,808.  The accrued interest for these notes was $113,996.

At December 31, 2014, the principal and capitalized interest balance on the remaining Series I Notes was $1,285,062, and the principal and capitalized interest on the Series II Notes was $224,793, for a total Note balance of $1,509,855.  The principal balance on the Note—Related Party was $250,000 and $0 for the years ended December 31, 2014 and 2013, respectively.  The accrued interest for these notes was $109,292 as of December 31, 2014.

In April, 2015, the Company received allonges (note extensions) from all noteholders to ensure that all notes were in good standing and also confirmed the maturity of the Series II notes to be December 31, 2016.

Other Notes Payable

The Company received proceeds from a short term convertible note in the amount of $203,500 on September 5, 2014.  Interest is accrued at 8% annually and interest payments are deferred until conversion or payoff of note.  The note provisions allow payoff in the first 180 days subsequent to funding, with additional premium of 10% of the note amount in the 1st 30 days; 12% if paid in the next 30 days; 15% in the next 60 days; and 19% if paid before the end of 180 days.  After 180 days, the note is convertible to common stock at a “variable conversion price” of 70% of the market price (average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date).  This note was guaranteed by the CEO of the Company.

This Note was retired in full in February, 2015. Because the note was repaid within the 180 days, the option to convert was never available. Consequently, the embedded conversion feature was not bifurcated and no derivative was recorded.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts As of December 31, 2014 and December 31, 2013 are as follows:

Deferred Tax Asset Related to:

	2014	2013
Prior Year	$11,626,008	$10,570,375
Tax Benefit for Current Year	2,026,078	1,055,633
Total Deferred Tax Asset	13,652,086	11,626,008
Less: Valuation Allowance	(13,652,086)	(11,626,008)
Net Deferred Tax Asset	$-	$-

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $40,400,000 at December 31, 2014, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2014.

On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs but exploration and prospecting costs are deductible when incurred. Certain non-deducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty. For the year ended December 31, 2014, the Company had no taxes payable under the 7.5% Special Mining Duty.

The Company or its subsidiaries file income tax returns in the United States and México. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States:                     2011 to 2014
México:                                2010 to 2014

The Company does not have any other material items of temporary or permanent differences, which give rise to deferred tax assets or liabilities.

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO.  At December 31, 2014 and December 31, 2013, there were 1,000 and 1,000 shares of Series A Preferred Stock outstanding, respectively. The par value changed from $1.00 to $0.0001 in 2012.

Series B Preferred Stock

The Company has designated 1,000,000 shares of its Preferred Stock as Series B, having a par value of $0.0001 per share.  Holders of the Series B Preferred Shares have the right to convert into Common Stock of the Company on the following schedule:

Date of Conversion	# of Common Shares Received on Conversion For Each Preferred Share	# of Common Stock Warrants Received On Conversion for Each Preferred Share	Company Can Force the Option?
April 1 to December 31, 2014	2	0	N
July 1 to Dec 31, 2014	1.5	.75	N
January 1 to June 30, 2015	1	1	N
July 1 to December 31, 2015	1	0	Y

The holders of Series B Preferred Shares do not have voting rights and are not entitled to receive a dividend.

During the years ended December 31, 2013 and 2014, the Company issued 387,900 and 266,200 shares, respectively of Series B preferred shares for $3,270,500 cash. In the year 2014, each share is convertible into 2 common shares at the option of the holder. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $668,952. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

In 2013, $340,000 principal and $22,734 of capitalized accrued interest of the Series I Notes were converted into Preferred Stock, Series B and 72,546 shares were issued.

At June 30, 2014, all Series B Preferred Shares were converted to common shares:  726,646 shares of Preferred B converted to 1,453,292 common shares.

At December 31, 2013, 460,446 shares of Series B Preferred Stock were outstanding.

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,000,000 shares designated as Series B Preferred Stock, the Company is authorized to issue an additional 19,000,000 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2014 and December 31, 2013, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2014 and December 31, 2013, there were 14,146,024 and 11,052,008 shares outstanding, respectively. No dividends were paid for the years ended December 31, 2014 and 2013, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2014 and December 31, 2013, respectively.

Stock Issuances

During the year ended December 31, 2014, the Company issued 266,200 Series B preferred shares for cash at $5.00 per share.

During the year ended December 31, 2014, the Company issued 1,453,292 common shares for the conversion of 726,646 Series B Preferred Shares, at a conversion ratio of 2 common shares issued for 1 preferred series B share redeemed.  The Company also issued 4,391 common shares for the conversion of an advance to the Company at $2.50 per share.

During the year ended December 31, 2014, the Company issued 1,333,333 shares to Mineras de DynaResource (wholly owned subsidiary) in exchange for the receivable it held from DynaResource de México of $4,000,000 at a fair value cost of $2.50 per share.  The shares are carried in Treasury for consolidation purposes.

During 2014, $757,500 was received for the issuance of 303,000 shares at $2.50 per share.

During 2014, 250,000 shares were issued for services rendered at a cost basis of $2.75 per share.

During 2013, the Company issued 387,900 Series B preferred shares for cash for $5.00 per share.

During 2013, the Company issued 68,000 Series B preferred shares for debt at $5.00 per share.

During 2013, the Company issued 4,546 Series B preferred shares for accrued interest at $5.00 per share.

During 2013, the Company issued 250,000 common shares to DynaMineras for services. This has been reflected as treasury stock in the equity section of the financial statements.  Expense related to these services has been eliminated in consolidation.

Treasury Stock

In 2014, the Company issued 1,333,333 shares to Mineras de DynaResource SA de CV (“DynaMineras”) in exchange for $4,000,000 in receivables owed by DynaMéxico to DynaMineras and these shares are held in treasury.  Also in 2014, Mineras redistributed 250,000 shares of common for services and the Company recognized $687,500 in expense related to this transaction.

In 2014, the Company repurchased 3,000 Common Shares for $7,500.

In 2014, The Company redistributed 20,454 shares of treasury stock.

During 2013, the Company repurchased 28,551 shares for $94,500.

Treasury stock is accounted for by the cost method.

Warrants

The Company had 1,259,650 warrants outstanding at December 31, 2014.  During 2014, the Company issued 790,000 Warrants to purchasers of 395,000 common shares at $2.50 per share: (a) 395,000 warrants, exercisable at $5 per share, and expiring December 31, 2015, and (b) 395,000 warrants, exercisable at $7.50 per share, and expiring December 31, 2016.  Also during the year ended December 31, 2014, 212,500 warrants expired on January 1, 2014, and 469,650 warrants expired at June 30, 2014.

During the years ended December 31, 2014 and 2013, no warrants were exercised.

The Company had 1,151,800 warrants outstanding at December 31, 2013. During 2013, no warrants were issued, none were exercised and none expired.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
	(in thousands, except per share and year data)
Balance at December 31, 2012	1,151,800	$5.83	1.90	$-
Granted	-	$0.00
Exercised	-	$0.00		$-
Forfeited	-	$0.00		$-
Balance at December 31, 2013	1,151,800	$5.83	0.90	$-
Granted	790,000	$6.25		$-
Exercised	-	$-		$-
Forfeited	(682,150)	$4.69		$-
Balance at December 31, 2014	1,259,650	$5.8	0.96	$-
Exercisable at December 31, 2014	1,259,650	5.8	0.96	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $86,250 and $52,500 to Dynacap Group, Ltd. (an entity controlled by officers of the Company) for consulting and other fees during the years ended December 31, 2014 and 2013, respectively.

DynaResource Nevada, Inc. and DynaNevada de México S.A. de C.V. (together “DynaNevada”)

The Company advanced DynaNevada $0 and $48,000 in the years ended December 31, 2014 and 2013, respectively, for maintenance of its corporate obligations and mining concessions.  The balance for the years ended December 31, 204 and 2013 are $172,968 and $186,840, respectively.

Stock Purchases by Management

Company Chairman/CEO contributed $425,000 in 2014 for the purchase of common shares of the Company at $2.50/Share. Additional funds in the amount of $175,000 have been contributed by the CEO in 2015. The Company’s CFO contributed $250,000 in 2014 for a note.  Additional funds in the amount of $150,000 have been contributed by the CFO in 2015.  See subsequent events below.

Note Agreement with Management

The Company entered into a note agreement with its CFO for the receipt of $250,000 on April 24, 2014.  The agreement calls for simple interest at an annual rate of 12.5%.  Interest for the first year is to be capitalized and added to the note.  After one year, the Company is to make quarterly payments in arrears. The Note matures on December 31, 2016.

The Company has the right to prepay the Note with a ten percent (10%) penalty. The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $3.75 until December 31, 2015, and at 5.00 per share after December 31, 2015, but prior to December 31, 2016. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring 2 years from the date of issue.

On April 24, 2015 the CFO agreed to convert $250,000 principal plus $30,555 accrued interest into 112,222 common shares at $2.50/Share, with 112,222 warrants. These shares and warrants have not been issued. See subsequent events below.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20 year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia was dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $104,250 USD), commencing in 2014.  The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2011 and then in August 2012, the Company entered into a one-year extension of the lease through August 31, 2015.  The Company paid rent expense of $12,499 and $11,760 related to this lease for the years ended December 31, 2014 and 2013, respectively.

Other Contingencies

The Company's mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Company conducts its operations so as to protect public health and the environment, and believes its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

Litigation

The Company believes that no material adverse change will occur as a result of the legal actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. Further, the Company believes there is no legal basis for which to conduct arbitration proceedings.  (See Item 3. Legal Proceedings.  And, see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations).

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter.  Changes in Non-controlling Interest for the years ended December 31, 2014 and 2013, respectively were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Beginning balance	$(5,680,107)	$(5,116,014)
Operating income (loss)	(536,357)	(567,168)
Share of Other Comprehensive Income (loss)	35,235	3,075
Ending balance	$(6,181,229)	$(5,680,107)

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

As of December 31, 2014 and December 31, 2013, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 4.

Fair Value Measurement at December 31, 2014 Using:

	December 31, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Portion of Accounts Payable and Accrued Liabilities at FV	$1,070,047	$1,070,047	$-	$-
Totals	$1,070,047	$1,070,047	$-	$-
Fair Value Measurement at December 31, 2013 Using:
Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Portion of Accounts Payable and Accrued Liabilities at FV	$361,230	$361,230	$-	$-
Totals	$361,230	$361,230	$-	$-

NOTE 13 – REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with our review of our financial statements for prior periods, we identified the following items which we have revised in our 2011, 2012 and 2013 financial statements:  A temporary write down in our investment with DynaNevada was booked to Other Comprehensive Income and we have booked to Other Expense; Mining Concessions had been depreciated, but not  based on policy; Other Assets in our Mexican Subsidiaries have now been expensed; a change in par value of our Preferred Stock, Series A  has now been recorded in previous years; and stock option expense has now been recorded in accordance with the Black Scholes pricing model. The Company has evaluated the effect of the revisions on all relevant periods in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108 and determined that the impact of the revisions on its previously filed annual financial statements for the fiscal years ended December 31, 2011, December 31, 2012, and December 31, 2013 was not material.

The effects of the revisions on reported amounts for the balances of 2013 are presented below in the following tables:

	2013
	As Reported	Adjustments	As Restated

REVENUES	$-	$-	$-
COSTS AND EXPENSES OF MINING
OPERATIONS
Exploration Costs	$968,590	$-	$968,590
General and Administrative	2,327,628	34,460	2,362,088
Depreciation and Amortization	67,475	-	67,475
Total Operating Expenses	3,363,693	34,460	3,398,153

NET OPERATING LOSS	(3,363,693)	(34,460)	(3,398,153)

OTHER EXPENSE
Currency Transaction Exchange Losses	(81,539)	(55,309)	(136,848)
Interest Expense	(133,349)	-	(133,349)
Inducement Expense	-	(197,771)	(197,771)
Other (Expense) Income	(3,741)	-	(3,741)
Total Other (Expense) Income	(218,629)	(253,080)	(471,709)

NET LOSS BEFORE TAXES	(3,582,322)	(287,540)	(3,869,862)

TAXES	-	-	-

NET LOSS	(3,582,322)	(287,540)	(3,869,862)
	-	-	-

ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	604,135	(36,967)	567,168
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	(2,978,187)	(324,507)	(3,302,694)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.:

Basic and Diluted Loss per Common Share	(.27)	(.03)	(.30)

Weighted Average Shares Outstanding, Basic
And Diluted	10,830,090	10,830,090	10,830,090

OTHER COMPREHENSIVE LOSS
NET LOSS PER ABOVE	(3,582,322)	(287,540)	(3,869,862)

Foreign Currency Translation Gains/Losses (Losses)	$(151,730)	$119,663	$(32,067)
TOTAL OTHER COMPREHENSIVE LOSS	(151,730)	119,663	(32,067)
TOTAL COMPREHENSIVE LOSS	(3,734,052)	(167,877)	(3,901,929)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	(3,127,117)	(210,719)	(3,337,836)
NON-CONTROLLING INTEREST	(606,935)	42,842	(564,093)
	(3,734,052)	(167,877)	(3,901,929)

ASSETS
Current Assets:
Cash and Cash Equivalents	1,143,344	-	1,143,344
Accounts Receivable	-	-	-
Foreign Tax Receivable and Other Current	296,038	-	296,038
Total Current Assets	1,439,382	-	1,439,382

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $851,861 and $790,318)	241,518	(10,472)	231,046
Mining Concessions	4,183,967	10,472	4,194,439
Investments in Affiliate	70,000	-	70,000
Receivables from Affiliate	186,840	-	186,840
Other Assets	277,319	(256,648)	20,671

TOTAL ASSETS	6,399,026	(256,648)	6,142,378

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	114,498	-	114,498
Note Payable	-	-	-
Due to Non-controlling Interest	120,000	-	120,000
Accrued Expenses	246,722	10	246,732
Notes Payable—Current Portion	-	-	-
Total Current Liabilities	481,220	10	481,230

Notes Payable (Net of Current Portion of $0 and $0)	1,354,808	-	1,354,808

TOTAL LIABILITIES	1,836,028	10	1,836,038

Equity:
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	1	-	1
Preferred Stock, Series B, $.0001 par value, 1,000,000 shares
Authorized, 0 and 460,446 shares issued and outstanding	46	-	46
Preferred Stock, $.0001 par value, 19,000,000 shares
Authorized, no shares issued and outstanding	-	-	-
Common Stock, $.01 par value, 25,000,000 shares authorized,
14,146,024 and 11,052,008 shares issued and outstanding	110,520	-	110,520
Preferred Rights	40,000	-	40,000
Additional Paid In Capital	43,292,746	555,898	43,848,644
Treasury Stock	(707,750)	-	(707,750)
Accumulated Other Comprehensive Income	252,611	834,405	1,087,016
Accumulated Deficit	(32,695,350)	(1,696,680)	(34,392,030)
Total DynaResource, Inc. Stockholders’ Equity	10,292,824	(306,377)	9,986,447
Non-controlling Interest	(5,729,826)	49,719	(5,680,107)

TOTAL EQUITY	4,562,998	(256,658)	4,306,340

TOTAL LIABILITIES AND EQUITY	6,399,026	(256,648)	6,142,378

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(3,585,122)	(284,740)	(3,869,862)
Adjustments to reconcile net loss to cash
(used in) Operating activities
Issuance of Common Stock for Services	59	(59)	-
Deemed Distribution from Inducement	-	197,771	197,771
(Gain) Loss on Disposition of Assets	(5,931)	(464)	(6,395)
Depreciation and Amortization	67,475	-	67,475

Change in Operating Assets and Liabilities:
Receivable from Affiliate	(138,840)	(1,687)	(140,527)
Foreign Tax Receivable	(256,016)	(6,371)	(262,387)
Other Current Assets	45,129	(49,848)	(4,719)
Accounts Payable	(81,754)	112	(81,642)
Accrued Liabilities	109,245	3,765	113,010
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(3,845,755)	(141,521)	(3,987,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property	(95,142)	(1,072)	(96,214)
Other Assets	(80,036)	80,075	39
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(175,178)	79,003	(96,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock, Series B	1,939,500	-	1,939,500
Proceeds from Promissory Notes	1,694,808	-	1,694,808
Other Comprehensive Income	(18,183)	18,183	-
Proceeds of Sale of Common Stock	-	-	-
Loan from Non-Controlling Interest	120,000	2,252	122,252
Purchase of Treasury Stock	(94,500)	-	(94,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,641,625	20,435	3,662,060

Effect of Foreign Exchange	-	42,083	42,083
NET DECREASE IN CASH	(379,308)	-	(379,308)

CASH AT BEGINNING OF PERIOD	1,522,652	-	1,522,652

CASH AT END OF PERIOD	1,143,344	-	1,143,344

The effects of the revisions on reported amounts for the beginning balances of 2013 are presented below in the following tables:

	Previous Periods
	As Reported	Adjustments	As Restated

STOCKHOLDERS’ EQUITY
Preferred Stock, Series A	$1,000	$(999)	$1
Common Stock	108,020	-	108,020
Preferred Rights	40,000	-	40,000
Treasury Stock	(50,750)	-	(50,750)
Additional Paid in Capital	40,429,500	359,126	40,788,626
Other Comprehensive Income	270,794	784,155	1,054,949
Accumulated Deficit	(29,717,163)	(1,372,173)	(31,089,336)
	$11,081,401	$(229,891)	$10,851,510

NOTE 14 – SUBSEQUENT EVENTS

Note Paid in Full

On February 27, 2015, the Company paid $257,192 to retire a note payable.

Revenues from Gold Concentrate Sale

On January 9, 2015, DynaMineras reported the receipt of $19,511 as final payment of a previously delivered gravity-flotation concentrate lot.

Gold Concentrate Deliveries / Sales

On February 6, 2015, DynaMineras reported the delivery for sale of an additional and approximate 150 Oz gold contained in gravity –flotation concentrates (exact weights in gold and silver oz. to be determined at final settlement).  On February 17, 2015, DynaMineras received $118,201 as the final settlement price for this delivery.

Common Shares and Warrants Issued to Purchasers

On February 20, 2015 the Company issued 544,500 shares to purchasers at the price paid per share of $2.50.  A total of 395,000 shares were deemed purchased in 2014, and 149,000 shares were deemed purchased in 2015.  In addition, 149,500 warrants were issued exercisable at $5 per share until December 31, 2015, and 149,500 warrants were issued exercisable at $7.50 per share and expiring December 31, 2016.

Common Shares Issued to Consultants

On February 20, 2015 the Company issued 750,000 and 250,000 shares to DynaMineras and Dynacap Group Ltd., respectively for consulting services deemed earned in 2015.

CEO Cash Contributions

From March 20, 2015 to April 17, 2015, Company Chairman/CEO K.D. Diepholz contributed $175,000 for the purchase of common shares and warrants of the Company at the price per share of $2.50. These shares and warrants have not been issued.

CFO Cash Contributions

From March 6, 2015 to March 23, 2015, Company CFO David S. Hall contributed $150,000 in the form of advances to the Company.

On April 24, 2015, the Company’s CFO converted a $250,000 note plus accrued interest of $30,555 into 112,222 common shares and warrants.  These shares and warrants have not been issued.

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company

On May 6, 2015 the Company entered into a series of agreements with Golden Post Rail, LLC, a Texas limited liability company (“Golden Post”).  A summary of the transaction follows:

1.
The Company executed a Promissory Note (the “Golden Post Note”) payable to Golden Post in the principal amount of $500,000, bearing interest at 8%, and maturing six months from the date of execution.  The Golden Post Note has been fully funded.  It is contemplated that the principal and accrued interest on the Golden Post Note will be credited against amounts payable to the Company pursuant to the Securities Purchase Agreement described below.

2.
The Company, Golden Post and Mr. Koy W. (“K.D.”) Diepholz executed a Securities Purchase Agreement (the “SPA”), which contemplates the acquisition by Golden Post of the following securities, at such time as the Company’s charter has been amended (as described below):

a.
1,600,000 shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred”) at a purchase price of $2.50 per share.  The Series C Preferred will be entitled to receive dividends at the per share rate of four percent (4%) per annum, will rank (in priority) senior to the Common Stock, the Series A Preferred Stock, the Series B Convertible Preferred Stock, and each other class or series of equity security of the Company.  The Series C Preferred will be convertible into Common Stock of the Company at the price of $2.50 per share, and will be entitled to anti-dilution protection for issuances by the Company and for changes in the Company’s ownership of DynaMéxico.  The Series C Preferred will also be entitled to preemptive rights, and the holder will have the right to designate one person to the Company’s Board of Directors.

b.
A Common Stock Purchase Warrant (the “Warrant”) for the purchase of 2,000,000 shares of the Company’s Common Stock, at an exercise price of $2.50 per share.  The anti-dilution protections contained in the SPA are essentially replicated in the Warrant.

3.
Pursuant to the SPA, the Company has agreed to execute a Registration Rights Agreement pursuant to which Golden Post may require the Company to register the shares of Common Stock which may be issued upon the conversion of the Series C Preferred and the shares of Common Stock issuable upon the exercise of the Warrant, including any additional shares of Common Stock issuable pursuant to anti-dilution provisions.

4.
The transaction contemplated by the SPA, and the related acquisition of the shares of Series C Preferred, will close (and fund) at such time as the Company’s charter is amended to provide that (i) the Board of Directors will be divided into three classes of directors -- Class I Directors, Class II Directors and Class III Directors – with the Class III director to be selected by the holder of the Series C Preferred – and (ii) to the fullest extent permitted by the Delaware General Corporation Law, a director of the Company will not be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director.

5.	To facilitate the amendment of the Company’s charter, a limited number of stockholders of the Company have also executed a Voting and Support Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changed auditors for the year ended December 31, 2013.  There were no disagreements with the predecessor Auditor.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2014, our Chief Executive and Chief Financial Officer as of December 31, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified no material weakness in our internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2014. Based on its evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective and contained no material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.dynaresource.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

The following table lists the names and ages of the executive officers, directors and key consultants of the Company. The directors will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All Directors, and have been elected to serve through 2015. All officers serve at the discretion of the President, Chairman of the Board of Directors, and members of the Board of Directors.

Name	Age	Position	Held Since
K. W. (“K.D.”) Diepholz 1303 Regency Court	57	Chairman of The Board CEO/President	May 1995 May 1997
Southlake, Texas 76092		Treasurer	May 1997

Dr. Jose Vargas Lugo Enique Dunant Y5 de Mayo #963 L-3 Francc, Los Parques Guamuchil, Sinc CP 81460	55	Director of Operations - Mexico, President - México Operations; Board Member	August 2011 May 2013 August 2013

Robert (“Chip”) Allender, Jr. 5730 East Windrose Drive Scottsdale, AZ 85254	60	Executive Vice President Director of Mining Operations, Board Member	October 2014 December, 2014

Pedro Ignacio Teran Cruz Sierra Grande #134 Fraccionamiento Lomas de Mazatlan Mazatlan, Sinaloa México 82110	53	Executive Vice President, Director of Exploration and Resource Development; Board Member	2008-2013; March 2015 December, 2014

David Hall 1112 Babbling Brook Lewisville, Texas 75067	57	Executive Vice President, Chief Financial Officer, Board Member	April 2014 December, 2014

Bradford J. Saulter 7618 Straits Lane Rowlett, Texas 75088	53	Vice President – Investor Relations	May 1998

K.W. (“K.D.”) Diepholz.   Graduated Lake Land College; Communications and Business Emphasis; Regional Director-Fidelity Union Insurance and Investment, Dallas, Texas (1980 -1983); President - KWD Properties Corporation, Mattoon, Illinois (1983 - 1989); a privately-held Oil & Gas Exploration and Development Company involved in all phases of The Oil & Gas Business, and Various Types of Partnerships; Vice President - American Investment Retirement Corporation, Phoenix, Arizona (1990 - 1991), Involved in Program Structuring for Pension Accounts; Vice President - Ideal Securities, Inc., Dallas, Texas (1992);  Program Structuring and Marketing Management; President - DP Phoenix, a Real Estate Investment Company, Phoenix, Arizona (1991 -1992);  Investment Program Structuring, Real Estate Acquisitions, General Management;   Director:  Farm Partners, Inc., Dallas, Texas (1992-Present);  General Management of this General Partner to Precious Metals Limited Partnership; DP Group Ltd., Dallas, Texas (1993 - Present);  President of this independent Marketing firm; Dynacap Group Ltd., Dallas, Texas (1992 - Present);  President of this Consulting and Management firm, directing the management of certain Limited Liability Investment Companies; DynaResource, Inc. (f/k/a: West Coast Mines, Inc.), Dallas, Texas (1994-Present);  Chairman, President, Treasurer, and Director. Special skills in the areas of Business Development, Project Planning, Corporate Financing, Acquisition Analysis, Investment Program Interpretation and Structuring.  Mr. Diepholz has been instrumental in the negotiations of: the acquisition of 24.9 % Net Profits Interest in the San José de Gracia in 1995; the acquisition of an additional 25 % interest in San José de Gracia in 1998; the acquisition and consolidation of 100 % of the rights to the San José de Gracia from prior owners, culminating at March, 2000; the acquisition and consolidation of several outstanding Concessions at the San José de Gracia from previous Mexican owners during 2000-3; the Direction and Management of the production operation at SJG; and the negotiation of the Stock Purchase / Earn In Agreement with Goldgroup Mining, Inc. in 2006. Mr. Diepholz is the current Chairman / CEO of the Company; and he holds the same position with DynaResource Nevada, Inc., an affiliated Company. Mr. Diepholz is also the current President of the following subsidiaries of the Company in México; DynaResource de México (“DynaMéxico), and holding all the Powers of Attorney for the Company, Mineras de DynaResource (“DynaMineras”), and DynaResource Operaciones (“DynaOperaciones”); And, Mr. Diepholz is also the President of DynaNevada de México, the wholly owned subsidiary of DynaResource Nevada Inc.

Dr. Jose Vargas Lugo. Dr. Vargas is a licensed physician with graduate from the Universidad Nacional Autonoma de México (UNAM);  and is a 4th year law student at Universidad Autonoma de Sinaloa (UAS).  Dr. Vargas commenced his relation with the mining business with Minera Industrial Peñoles as a Medical Assistant to the Mining Services Division of Peñoles in Fresnillo, Zacatecas.  Since 1993, Dr. Vargas has been a supplier of industrial goods and services in and around the municipalities of Sinaloa de Leyva and Mocorito Sinaloa.   Dr. Vargas has worked with companies such as Compañía Minera El Rosarito, which was conducting operations at San Jose de Gracia during the period 1993 – 1995.  Dr. Vargas later provided services and supplies to Mineras Finesterre at San Jose de Gracia, and to Minera Pangea, which was owned by Queenstake Resources, then Nevada Pacific, and now US. Gold.  Dr. Vargas began working with DynaResource de México in spring 2000; as it commenced activities to acquire and consolidate the San Jose de Gracia District.  Over the past + 10 Years, Dr. Vargas has proven to be an integral part of the Company’s activities at San Jose de Gracia and in Sinaloa State; involved in all facets of the Company’s business.  Dr. Vargas has proven instrumental in the areas of public relations, community relations, governmental affairs, environmental matters, and overall management of the company’s business activities in México.

Robert (“Chip”) Allender, Jr.  During a professional career spanning over 35 years, Mr. Allender has been involved in a broad range of managerial and technical positions in mineral exploration, mine development, and mining operations on six continents. His experience encompasses precious metal, base metal, industrial mineral, and fuel mineral projects in over twenty countries. Mr. Allender has most recently worked as a consultant to several emerging North American and European junior mining companies on projects in Australia, Canada, Turkey, West Africa, and México.

His experience includes all aspects of mineral exploration, property evaluation, deposit development, mergers and acquisitions, and production of industrial, base, and precious minerals. Mr. Allender is a Certified Professional Geologist and a Registered Member of the Society for Mining, Metallurgy, and Exploration (SME). He holds a B.S. degree in Geology from Colorado State University and studied mineral economics at Colorado School of Mines.

Pedro Ignacio Teran Cruz.    Mr. Teran is a graduate Geologist from the Universidad de Sonora, México. He has over 28 years’ experience in mineral exploration, mine development is a successful and respected Geological Consultant in México, and is credited with defining significant resources at several projects. From 1986 to 1992, he was Project Geologist for Minera Real de Angeles, SA de CV (Frisco/Placer Dome Inc, now Alamos Gold), in which under his participation, explored and discovered the "Mulatos Gold Deposit" Sonora, México, and later as a Project Manager, the "San Felipe Gold Project" BC, México, both now in production.  From 1992 to 1996, Mr. Teran worked as a Mine Geologist with Hecla Mining Co and explored and advanced into production the open pit "La Choya Gold Mine".  From 1996 to 1999, Mr. Teran worked as Geology Superintendent for Compañia Minera Lluvia de Oro (Santa Cruz Gold, Now NWM Mining Corp.) and at the open pit "Lluvia de Oro Gold Mine", Sonora, México. From 1999 to 2001, Mr. Teran worked as a Consultant Geology due diligences for Tara Gold Resources in several projects located in la Sierra Madre Occidental.  From 2001 to 2005, he worked as Manager of Geology Department for the Compañía Minera Pangea SA de CV (Queenstake Resources, Nevada Pacific and now McEwen Mining), in the "El Magistral Gold Mine" Sinaloa, México.  Under his direction of exploration, the reserves were increased substantially and formed part of the team to put the project in production.  During 2005 and part of 2006, Mr. Teran worked as Data Manager for Linear Gold Corp. in the "Ixhuatan Project" Chiapas, México.  He built the computer block model and Resources Estimation. From 2006 to 2008, he worked as Project Manager for Pediment Exploration Ltd., now Argonaut Gold Inc. in the "San Antonio Gold Project" located in BCS, México.

Since 2008, Mr. Teran began working as a Consultant Geologist with DynaResource, Inc.  in the "San Jose de Gracia Gold Project" located in Sinaloa, México, an advanced exploration project. Mr. Teran now is working 100% of his time with the DynaResource Team and with full focus at San Jose de Gracia.

David S. Hall.   Mr. Hall is a CPA and is the CFO and Executive Vice President of DynaResource Companies.  Mr. Hall has 30 years broad accounting, auditing, finance and entrepreneurial expertise.  Prior to joining Dyna, Mr. Hall was the owner and Managing Director of The Hall Group, CPAs located in Dallas, Texas.  The Firm performed the financial audits and SEC reporting for DynaResource since 2005 and has been in operation since 1991.  The Firm specialized in financial audit, tax and consulting for Public Companies and Non-Profit Organizations.  His expertise is in mining and extraction, film and recording production, real estate, construction and services industries.  Prior to founding The Hall Group, CPAs, Mr. Hall worked in CFO and Controller positions for David Weekley Homes and Browning Ferris Industries (BFI).  He began his career with the Big 4 Firm Deloitte and graduated with honors with a BBA degree in accounting from University of Louisiana Monroe.

Mr. Hall also brings expertise in Executive and Entrepreneurial Coaching through his Company The Business Clarity Solution.  This program has assisted many in leadership roles to achieve significant increase in results, effective delegation and better utilization of time and balance in their lives.  Mr. Hall’s unique talents are in financial analysis, strategic coaching and results oriented projects.

Bradford J. Saulter.   Attended University of Texas, Austin, Texas; Marketing Department of Metagram, Inc., a Dallas National Marketing Company; Regional Manager for Lugar, Lynch, & Associates, A Dallas Financial Services Company, Involved in Sales & Marketing of Various Investment Products; Independent Marketing Consultant; Series 22 & 63 Securities License; Vice President / Marketing - Dynacap Group Ltd. (1992 - Present); Director: Farm Partners, Inc. (1992 - Present), Vice President – Investor Relations - DynaResource, Inc., Dallas, Texas (1995 to present).

To the knowledge of the Company, no present or former director, executive officer, or person nominated to become a director or executive of the Company, or consultants to the Company, has ever:

1.	Filed a bankruptcy petition by or against any business of which such person was a general partner or executive officer whether at the time of the bankruptcy or with two years prior to that time;

2.	Had any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and,

4.
Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed suspended or vacated.

ITEM 11.                      EXECUTIVE COMPENSATION

The following officers received the following compensation for the years ended December 31, 2014 and 2013. These officers do not have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation	All other compensation *
K.W. (“K.D.”) Diepholz, CEO/President	2014 2013	$225,000 $225,000	None None	None None	None None	None None	None None	$28,145 $20,500
Dr. Jose Vargas Lugo; EVP., President of México Operations	2014 2013	$90,000 $90,000	None	$412,500 None	None None	None None	None None	None None
Robert (“Chip”) Allender, Jr., EVP. Dir of Operations	2014 2013	$8,125 None	None None	None None	None None	None None	None None	None None
David S. Hall, CFO	2014 2013	$90,000 None	None None	$206,250 None	None None	None None	None None	None None
Pedro Ignacio Teran Cruz, Dir. of Exp. and Resource Dev.	2014 2013	None None	None None	None None	None None	None None	None None	None None
Bradford J. Saulter, VP, Investor Relations	2014 2013	$72,000 $72,000	None $5,000	None None	None None	None None	None None	None None

 * As disclosed in the financial statements, the Company paid consulting fees to Dynacap Group, Ltd.

	Option Awards					Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested
K.W. (“K.D.”) Diepholz CEO/President	None	None	None	N/A	N/A	None
Dr. Jose Vargas Lugo President of México Operations	None	None	None	N/A	N/A	None
Robert (“Chip”) Allender, Jr. Director of Mining Operations	None	None	None	N/A	N/A	None

Pedro Ignacio Teran Cruz Director of Exploration and Resource Development	None	None	None	N/A	N/A	None

David S. Hall CFO	None	None	None	N/A	N/A	None
Bradford J. Saulter, V. P. Investor Relations	None	None	None	N/A	N/A	None
Name of

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of December 31, 2014 based on 14,164,024 common shares issued and outstanding as of December 31, 2014.

COMMON SHARES	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman, CEO	1303 Regency Court Southlake, Texas 76092	1,672,059	11.66%
Common Stock	Dr. Jose Vargas Lugo President of Mexican Operations, Director	Enique Dunant Y5 de Mayo #963 L-3 Francc, Los Parques Guamuchil, Sinc CP 81460	274,508	1.93%
Common Stock	Robert (“Chip”) Allender, Jr. Executive V.P., Director, Mining Operations, Director	5730 East Windrose Drive Scottsdale, AZ 85254	-	-%
Common Stock	Pedro Ignacio Teran Cruz Executive Vice President, Director of Exploration and Resource Development, Director	Sierra Grande #134 Fraccionamiento Lomas de Mazatlan Mazatlan, Sinaloa México 82110	37,500.26%
Common Stock	David Hall, Executive V.P, CFO, Director	1112 Babbling Brook Lewisville, Texas 75067	175,000	1.23%
Common Stock	Bradford J. Saulter VP., Investor Relations	7618 Straits Lane Rowlett, Texas 75088	112,531	0.79%
	All Officers, Directors And Beneficial Owners as a Group (6 Persons)		2,271,598	16.04%

None of the Shares described above are subject to options which are either (a) vested, or, (b) will vest within 60 days.

OPTIONS/WARRANTS

The officers and directors and those 5% beneficial owners held the following options/warrants as of December 31, 2014:

Chairman/Ceo K.D. Diepholz holds 20,000 Warrants exercisable at $5.00 per share and expiring December 31, 2015; and 20,000 Warrants exercisable at $ 7.50 per share and expiring December 31, 2016.

PREFERRED SHARES

Preferred Series “A”	Beneficial Owner	Address	Preferred Shares	Percent Ownership
	K.W. (“K.D.”) Diepholz, CEO	1303 Regency Ct Southlake, Texas76092	1,000	100.0%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has paid cash remuneration for services to Dynacap Group, Ltd., a private consulting firm.  Mr. K.W. Diepholz - Chairman and CEO of the Company is the Manager of Dynacap Group, Ltd.

The following has been paid for the years ended December 31, 2014 and 2013:

In 2014, the Company paid $86,250 to Dynacap Group, Ltd. for consulting and other fees;

In 2013, the Company paid $52,500 to Dynacap Group, Ltd. for consulting and other fees.

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2014 and 2013 was $85,000 and $80,000, respectively.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this report.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNARESOURCE, INC.

Dated: May 6, 2015	By:	/s/ K.W. (“K.D.”) DIEPHOLZ
K.W. (“K.D.”) DIEPHOLZ
Chairman of the Board of Directors and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ K.W. (K.D.) Diepholz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 6, 2015
K.W. (K.D.) Diepholz

/s/ DAVID S. HALL	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2015
David S. Hall