Form 10-Q
period 2015-03-31
DYNARESOURCE INC
filed 2015-05-15
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes [ ] No [X].

As of May 14, 2015, there were 15,295,663 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3-6
	Notes to Financial Statements	7-10

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	11-20
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	21
ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	23

ITEM 3.	Default Upon Senior Securities	23

ITEM 4.	Mine Safety Disclosures	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

CERTIFICATIONS		25-27
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION	25

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION	26

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350	27

PART I

ITEM 1.      FINANCIAL STATEMENTS

DYNARESOURCE, INC.

Consolidated BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$54,739	$250,959
Accounts Receivable	—	19,496
Inventories	98,470	100,000
Foreign Tax Receivable and Other Current	268,981	209,061
Total Current Assets	422,190	579,516

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $910,336 and $967,207)	262,245	205,374
Mining Concessions	4,194,439	4,194,439
Investments in Affiliate	70,000	70,000
Receivables from Affiliate	170,074	172,968
Other Assets	22,405	44,568

TOTAL ASSETS	$5,141,353	$5,266,865

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$258,401	$231,315
Note Payable	—	203,500
Due to Non-controlling Interest	231,500	231,500
Advances from Related Party	250,000	—
Accrued Expenses	1,002,357	838,732
Total Current Liabilities	1,742,258	1,505,047

Notes Payable (Net of Current Portion of $0 and $0)	1,509,855	1,509,855
Note Payable—Related Party	250,000	250,000

TOTAL LIABILITIES	$3,502,113	$3,264,902

Equity:
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	$1	$1
Preferred Stock, Series B, $.0001 par value, 1,000,000 shares
Authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock, $.0001 par value, 19,000,000 shares
Authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 25,000,000 shares authorized,
15,295,633 and 14,146,024 shares issued and outstanding	152,956	141,461
Preferred Rights	40,000	40,000
Additional Paid In Capital	52,138,836	50,042,582
Treasury Stock	(5,406,615)	(4,152,750)
Accumulated Other Comprehensive Income	3,184,668	2,495,629
Accumulated Deficit	(42,271,903)	(40,383,731)
Total DynaResource, Inc. Stockholders’ Equity	7,837,943	8,183,192
Non-controlling Interest	(6,198,703)	(6,181,229)

TOTAL EQUITY	$1,639,240	$2,001,963

TOTAL LIABILITIES AND EQUITY	$5,141,353	$5,266,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

REVENUES	$146,337	$—
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	25,000	—
Mine Operating Costs	55,000	—
Pre-Pilot Production Costs	484,155	820,346
Property Holding Costs	119,612	—
General and Administrative	828,812	331,470
Depreciation and Amortization	11,710	17,865
Total Operating Expenses	1,524,289	1,169,681

NET OPERATING LOSS	(1,377,952)	(1,169,681)

OTHER EXPENSE
Foreign Currency Translation Gains/Losses	(462,829)	94,042
Interest Expense	(110,580)	(42,338)
Other (Expense) Income	—	107
Total Other (Expense) Income	(573,409)	51,811

NET LOSS BEFORE TAXES	(1,951,361)	(1,117,870)

TAXES	—	—

NET LOSS	$(1,951,361)	$(1,117,870)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$63,190	$139,209
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	(1,888,171)	(978,661)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.:

Basic and Diluted Loss per Common Share	$(.13)	$(.09)

Weighted Average Shares Outstanding, Basic
And Diluted	14,146,024	11,052,008

OTHER COMPREHENSIVE LOSS
NET LOSS PER ABOVE	$(1,951,361)	$(1,117,870)

Foreign Currency Translation Gains/Losses	(734,755)	8,214
TOTAL OTHER COMPREHENSIVE LOSS	(734,755)	8,214
TOTAL COMPREHENSIVE LOSS	$(2,686,116)	$(1,109,656)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(2,640,400)	$(1,109,389)
NON-CONTROLLING INTEREST	$(45,716)	$(267)
TOTAL COMPREHENSIVE LOSS	$(2,686,116)	$(1,109,656)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,951,361)	$(1,117,870)
Adjustments to reconcile net loss to cash
(used in) Operating activities
Issuance of Common Stock for Services to Related Party	435,000	—
Issuance of Treasury Shares for Services	51,135	—
Depreciation and Amortization	11,710	17,865

Change in Operating Assets and Liabilities:
Accounts Receivable	19,496	—
Receivables from Affiliate	2,895	—
Foreign Tax Receivable	9,729	(96,397)
Accounts Payable	26,000	(33,136)
Accrued Liabilities	151,687	136,428
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(1,243,709)	(1,093,110)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property	—	(23,744)
Other Assets	(53,620)	(35,529)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(53,620)	(59,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock, Series B	—	522,500
Proceeds from Advance from Related Party	250,000	—
Proceeds of Sale of Common Stock	367,749	—
Payment of Note Payable	(203,500)	—
Loan from Non-Controlling Interest	—	111,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	414,249	634,000

Effect of Foreign Exchange	686,860	(96,230)

NET DECREASE IN CASH	(196,220)	(614,613)

CASH AT BEGINNING OF PERIOD	250,959	1,143,344

CASH AT END OF PERIOD	$54,739	$528,731

SUPPLEMENTAL DISCLOSURES
Issuance of Common Stock for Treasury Stock	$1,305,000	$—
Cash Paid for Interest	$61,235	$—
Cash Paid for Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Notes to the UNAUDITED Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

DynaResource, Inc. (The “Company”, “DynaResource”, or “DynaUSA”) was organized September 28, 1937, as a California corporation under the name of West Coast Mines, Inc.  In 1998, the Company re-domiciled to Delaware and changed its name to DynaResource, Inc.

The Company is in the business of acquiring, investing in, and developing precious metal properties, and the pilot production of precious metals.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014, the Consolidated Balance Sheets as at March 31, 2015 (unaudited) and December 31, 2014, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited annual consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2014.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

NOTE 2 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $170,074 and an investment balance of $70,000 as of March 31, 2015. The balances as of December 31, 2014 were $172,968 in receivables and $70,000 in investment, respectively.

NOTE 3 – PROMISSORY NOTES

Notes Payable – Series I

In April and May, 2013, the Company entered into note agreements with shareholders in the principal amount of $1,495,000, of which $340,000 was then converted to Series B Preferred shares within the same year, netting to proceeds of $1,155,000 (the “Series I Notes” Series I). The Series I Notes bear simple interest at twelve and a half percent (12.5%), accrued interest for twelve months, and with the accrued interest to be added to the principal, and then interest to be paid by the Company, quarterly in arrears. The holders of the Series I Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, and up to fifty thousand tonnes) processed through the existing, or improved mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund cash reserve. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. At the time of the Series I Notes, there were no proven or probable reserves and the Company had not produced any net profits. Consequently, the fair value of the net profits interest on the date of the Series I Note was deemed to be zero. Further, no payments have been made under the terms of this codicil. The Notes originally matured on December 31, 2015. In April, 2015, the notes were extended to December 31, 2016.

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

Series I and Series II Notes Outstanding

The principal and capitalized interest balances on the Series I Notes as of March 31, 2015 and December 31, 2014 were $1,285,062 and $1,285,062, respectively. The principal and capitalized interest balances on the Series II Notes as of March 31, 2015 and December 31, 2014 were $224,793 and $224,793, respectively, for total Note balances of $1,509,855 and $1,509,855 as of March 31, 2015 and December 31, 2014, respectively. The principal balance on the Note—Related Party was $250,000 and $250,000 as of March 31, 2015 and December 31, 2014, respectively. The accrued interest for these notes was $163,702 and $109,292 as of March 31, 2015 and December 31, 2014, respectively.

In April, 2015, the Company received allonges (note extensions) from all noteholders to ensure that all notes were in good standing and also confirmed the maturity of the Series II notes to be December 31, 2016.

Other Notes Payable / Repayment

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock Issuances

During the three months ended March 31, 2015, the Company issued 149,500 common shares for cash at $2.50 per share. These stock issuances also contained 149,500 warrants exercisable at $5 per share, expiring December 31, 2015 and 149,500 warrants exercisable at $7.50 per share, expiring December 31, 2016.

During the three months ended March 31, 2015, the Company issued 750,000 shares to Mineras de DynaResource (wholly owned subsidiary) in exchange for services at a fair value of $1.74 per share. The shares are carried in Treasury for consolidation purposes.

During the three months ended March 31, 2015, the Company issued 250,000 shares to Dynacap, a related party, for services rendered at a fair value of $1.74 per share.

NOTE 5 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $7,000 to Dynacap Group, Ltd. (an entity controlled by an officer of the Company) for consulting and other fees during the three months ended March 31, 2015.

Cash Advances by Management

Company Chairman/CEO contributed $100,000, and Company CFO contributed $150,000 in the three months ended March 31, 2015 as advances to the Company.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In August, 2011 and then in August 2012, the Company entered into a one-year extension of the lease through August 31, 2015. The Company paid rent expense of $17,292 and $12,500 related to this lease for the three months ended March 31, 2015 and 2014, respectively.

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

Litigation

The Company believes that no material adverse change will occur as a result of the legal actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. Further, the Company believes there is no legal basis for which to conduct arbitration proceedings. (See Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations; and see Part II, Item 1. Legal Proceedings.)

NOTE 7 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 20%. Changes in Non-controlling Interest for the three months ended March 31, 2015 and 2014, respectively were as follows:

	March 31, 2015	March 31, 2014

Beginning balance	$(6,181,229)	$(5,729,836)
Operating income (loss)	(63,190)	(139,209)
Share of Other Comprehensive Income (loss)	45,716	267
Ending balance	$(6,198,703)	$(5,868,778)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of ASC 160 as of January 1, 2009. However, this amount is only reflected in the income statement.

NOTE 8 – SUBSEQUENT EVENTS

CEO Cash Contributions

From April 1 to April 17, 2015, Company Chairman/CEO advanced $75,000 to the Company.

CFO Conversion of Note Receivable

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the heading “Management Discussion and Analysis and Plan of Operation.”

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

Company

The Company is a minerals investment, management, and exploration company, and currently conducting test mining and pilot milling operations through an operating subsidiary in México, with specific focus on precious and base metals in México. The Company was incorporated in the State of California on September 28, 1937, under the name West Coast Mines, Inc. In November 1998, the Company re-domiciled from California to Delaware and changed its name to DynaResource, Inc. (“DynaUSA”).

In 2000, the Company formed DynaResource de México S.A. de C.V. (“DynaMéxico”) for the purpose of acquiring and holding mineral properties and mining concessions in México and, specifically for acquiring and consolidating the Mining District of San Jose de Gracia. DynaMéxico completed the consolidation of the entire SJG District to DynaMéxico in 2003 (approx. 15 sq. km. at that time), with the exception of the San Miguel Mining Concession (7 Hectares, for which DynaMéxico is proceeding towards accomplishing the transfer of title, under previously signed sale and purchase agreements).

DynaMéxico currently owns a portfolio of mining concessions, equipment, camp and related facilities which comprise the San José de Gracia Project (“SJG”). The mining concessions cover 69,121 hectares (170,802 acres) on the west side of the Sierra Madre mountain range, in northern Sinaloa State.

The Company currently owns 80% of the outstanding shares of DynaMéxico. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracia Project, under contract with DynaMéxico, and we own 100% of DynaResource Operaciones de San Jose de Gracia, S.A. de C.V., (“DynaOperaciones”), a company which manages the personnel registered to work at the San Jose de Gracia Project.

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

Structure of Company / Operations

Activities in México are currently conducted by DynaMineras; with the management of personnel being contracted by DynaMineras through to DynaOperaciones. Management of DynaResource, Inc. and consultants manage the operating companies in México; while the Chairman/CEO of DynaUSA is the President of each of DynaMéxico, DynaMineras and DynaOperaciones. Fees for management and administration are charged by DynaMineras and DynaOperaciones, which are eliminated in consolidation.

Exclusive Operating Entity at San Jose de Gracia

Under agreement with DynaMéxico, Mineras de DynaResource S.A. de C.V. (“DynaMineras”) has been named the exclusive operating entity at the San Jose de Gracia Project. DynaResource owns 100% of DynaMineras.

DynaMéxico General Powers of Attorney

The Chairman-CEO of DynaUSA also serves as the President of DynaMéxico. The President of DynaMéxico holds broad powers of attorney granted by the shareholders of DynaMéxico which gives the current President significant and broad authority within DynaMéxico.

Company Ownership and Description of Subsidiaries

A description of the subsidiaries owned by the Company and its ownership in each is summarized below:

DynaResource de México, S.A. de C.V.:                                                     80% Owned by DynaResource, Inc.

•	100% owner of the San Jose de Gracia Property;

Mineras de DynaResource, S.A. de C.V.:                                                 100% Owned by DynaResource, Inc.

•	Exclusive Operator of the San Jose de Gracia Project;
•	Entered into Exploitation Agreement (“EAA”) with DynaMéxico (See EAA below);
•	Entered into 20 year Surface Rights Agreement with the Santa Maria Ejido (See Surface Rights Agreement below);

DynaResource Operaciones de San Jose de Gracia, S.A. de C.V.:      100% Owned by DynaResource, Inc.

•	Personnel Management Company at San Jose de Gracia;

Pilot Production Activities (2003 – 2006)

DynaMéxico, conducting operations through DynaMineras, mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006. 18,250 Oz. gold was produced and sold from mill feed tonnage of 42,000 tonnes, at an average grade of approximately 15-20 g/t. Production costs were reported at approximately $175/Oz. gold in this small scale, pilot production operation (See results in table below). The pilot operations at SJG consisted of the installation of a gravity/flotation processing circuit to an existing mill, and initial test runs with tailings were completed in 2002. Actual test mining at the higher grade San Pablo area of the property commenced in March 2003.

Mined and Milled Tonnage	42,000 tonnes
Production (Oz Au)	18,250 Oz
Average Grade	15-20 g/t
Recovery Efficiency (Plant)	85%
Recovery in Concentrate (Sales)	90%
Production Cost (Average, 4 Years)	$175 / Oz

Prior Suspension of Pilot Production Activities in 2006

The Company initiated the test production activity in 2003 and, at that time, gold prices were depressed. Exploration funding opportunities, while available, were deemed to be too dilutive by Company management. Subsequently, in 2006, commodities prices were improving and the Company was able to negotiate financing in order to fund exploration activities. Therefore, the Company suspended test mining activities in 2006 in order to focus on the exploration of the vast SJG District. While the test mining and pilot milling operations were considered successful (see results in the table above), a small scale production operation was not expected to provide the necessary capital in order to fund exploration of the vast SJG District. The limited-scope pilot production activity provided significant benefits through confirmation of production grades, metallurgy and process, efficiency of recoveries, and production costs.

Drilling programs (2007 – 2011)

Drilling programs completed by the Company’s subsidiaries produced a total of 298 drill holes covering 68,741 meters of drilling from 2007 through March 2011. Results of the drilling activity, including the results of previous drilling in 1997-1998, appear in an “SJG Drill Intercepts Summary File through 11-298”, as Exhibit 99.1 to our Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 22, 2011, and available on EDGAR at: [http://www.sec.gov/Archives/edgar/data/1111741/000112178111000241/ex99one.htm]. Additionally, the updated Drill Summary File is posted on the Company’s web site at www.dynaresource.com.

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

The total Advances made by DynaMineras to DynaMéxico as of March 31, 2015 is $4,040,005. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

Surface Rights Agreement

On January 6, 2014 DynaMineras entered into a 20 year surface rights agreement with the Santa Maria Ejido Community surrounding the San Jose de Gracia Property (the “20 Year SRA”). The 20 Year SRA covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. The 20 year SRA provides DynaMineras with surface access to the core resource areas of SJG, and allows for all permitted mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

Additionally, DynaMineras expects to construct a Medical Facility and a Community Center within the SJG community in year 2015. DynaMineras reports that land and building for which the medical facility and community center will be constructed have been approved for re-zoning by the local community; and plans are being drawn for constructing the facilities.

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

Current Operations - Test Underground Mining and Pilot Mill Operations

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

DynaMineras reports the following summary of its operations during 2014:

•	$ 4 M invested in the rehabilitation of mine, refurbishing of the pilot mill facility and start up testing operations;
•	8,850 Tons mined and processed through the pilot mill facility;
•	300 Tons of gold-silver concentrate produced and sold;
•	10.2 Kg of gold-silver Dore produced sold;
•	1,650 Oz gold sold;
•	Approximately 3,000 Tons of semi-processed material remaining for re-processing; at an average grade of 6 g/t;

DynaMineras expects to continue its test mining and pilot mill production operations in 2015. (See Preparation for Pilot Production Expansion below.)

Preparation for Pilot Production Expansion

Subsequent to the rehabilitation of the San Pablo mine, and subsequent to the refurnishing of the Pilot mill facility at SJG, and subsequent to the initial test mill runs of the pilot mill facility through March 2015, DynaMineras is now preparing to expand its test mining activities and in order to achieve higher rates of volumes of bulk mining samples to be delivered to the pilot mill facility for processing. The Company is budgeting approximately $ 2M USD for this expansion program, utilizing the proceeds from the Golden Post transaction (See subsequent events above, “Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company”).

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $146,337 and $0 for the three months ended March 31, 2015 and 2014.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410

16

2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015 (through May 14, 2015)	$1,300	$1,150	$1,200

Source: Kitco, Reuters and the London Bullion Market Association

On May 14, 2015, the afternoon fixing gold price on the London Bullion Market was $1,225 per ounce and the spot market gold price on the New York Commodity Exchange was $1,221 per ounce.

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

Results for the Three Months Ended March 31, 2015 and 2014

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

For the three months ended March 31, 2015, the test pilot operations have yielded the production of an estimated 150 Oz gold from mill runs completed over a 10 day period in January, from approximately 900 tons of mineralized feed material which was processed through the gravity and flotation circuit of the Pilot Mill Facility at SJG. DynaMineras further reports the estimated amount of Tailings remaining from the previous test mill runs utilizing only the gravity concentration circuit, and which material will be re-processed through the flotation circuit, is approximately 3,000 Tons. Internal assays report: (a) an average feed grade for the mill runs during January 2015 of approximately 8 g/t Au; and, (b) an average grade for the mineralized material to be re-processed (gravity tailings) of approximately 6 g/t Au. And, DynaMineras further reports mined inventory of approximately 1,000 tons, available for processing through the pilot mill facility, and approximately 15 tons of gold concentrates available for delivery and sale.

REVENUE. Revenues for the three months ended March 31, 2015 and 2014 were $146,337 and $0, respectively. The Company began the mining and processing of gold product in the 2nd quarter of 2014.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended March 31, 2015 and 2014 were $25,000 and $0, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product.

MINE OPERATING COSTS. Mine operating costs for the three months ended March 31,2015 and 2014 were $55,000 and $0, respectively. These costs are directly related to the extraction of mine tonnage to be processed at the mill.

PRE-PILOT-PRODUCTION EXPENSES. Pre Pilot-Production Expenses for the three months ended March 31, 2015 and 2014 were $484,155 and $820,346 respectively.  The decrease in expense in 2015 was due to the scaling back of operations while negotiating the financing with Golden Post Rail LLC, (See subsequent events-Financing with Golden Post Rail LLC., above), and due to the Company’s preparing for expansion of test mining and milling operations utilizing the proceeds from the financing with Golden Post Rail.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended March 31, 2015 and 2014 were $119,612 and 0, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. These costs were accounted for as Exploration Costs in 2014.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2015 and 2014 were $840,522 and $349,335, respectively. In 2015, this included $486,135 in expenses related to issuance of share based compensation and a general increase in activity due to the start-up and production at the project. The above expenses include depreciation and amortization amounts of $11,710 and $17,865 for the three months ended March 31, 2015 and 2014, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency transaction gain or (loss) for the three months ended March 31, 2015 and 2014 was $(110,580) and $(42,231), respectively. Interest expense is the primary component in this category and increased due to the additional notes transacted in 2014. Currency transaction gain or (loss) was $(462,829) and $94,042 for the three months ended March 31, 2015 and 2014, respectively. The reason for this increased loss is the devaluation of the Mexican Peso in 2014.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended March 31, 2015 and 2014 was $(63,190) and $(139,209), respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended March 31, 2015 and 2014, the Company recorded a gain (loss) of $(734,755) and $8,214, respectively.

Liquidity and Capital Resources

As of March 31, 2015, the Company had a negative working capital of $(1,320,068), comprised of current assets of $422,190 and current liabilities of $1,742,258. This represents a decrease of $(394,537) from the working capital (deficit) maintained by the Company of $(925,531) as of December 31, 2014, due primarily to the continued funding of operations in the first year and expenses related to the refurbishment of the pilot mill facility and the rehabilitation of the San Pablo mine at San Jose de Gracia.

Net cash (used) in operations for the three months ended March 31, 2015 was $(1,243,709) compared with $(1,093,110) for the three months ended March 31, 2014. Again, this was due to the increased activity relating to the refurbishing of the pilot mill facility and the rehabilitation of the San Pablo mine, including contract mining, and the preparation for processing bulked mine samples through the pilot mill facility.

Net cash (used) in investing activities for the three months ended March 31, 2015 and 2014 was $(53,620) and $(59,273), respectively.

Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $414,249 and $634,000, respectively. The primary components for the current year are for issuance of common shares for cash of $367,749. Proceeds from financing were utilized to refurbish the pilot mill facility and to rehabilitate the San Pablo mine, and to prepare to process bulk mined samples through the mill facility. In the prior year, the primary component was issuance of preferred shares, Series B for cash of $522,500.

Noncontrolling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. For the three months ended March 31, 2015 and 2014, the portion of the net loss attributable to Goldgroup was $(63,190) and $(139,209), respectively.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the expansion and ramping up of the pilot production operations at SJG, and utilizing the proceeds from the Golden Post transaction. The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including financing arrangements agreed to, is adequate to fund its ongoing general and administrative expenses through 2015. The Company plans to seek additional debt funding during the next 12 months depending on results of pilot production activities, market conditions, and other factors.

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

Capital Advances to Subsidiaries

DynaResource de México S.A. de C.V. (“DynaMéxico”)

Equity Ownership of DynaMéxico

In May 2013, the Company acquired additional shares in the outstanding equity in DynaMéxico in exchange for the retirement of accounts receivable of $2,393,803, which amount was due from DynaMéxico at December 31, 2012. As a result, the Company currently owns 80% of the outstanding equity of DynaMéxico.

Amounts Owed to DynaUSA and DynaMineras

As of March 31, 2015 the Company had advanced $5,150,000 USD to DynaMineras and DynaMineras had advanced $4,040,005 USD to DynaMéxico. On September 5, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for the $4,000,000 receivable from DynaMéxico. As a result, and at March 31, 2015;

•	DynaMéxico owes $40,005 USD to DynaMineras; and,
•	DynaMéxico owes $4M USD to DynaUSA.

As of December 31, 2012 the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of March 31, 2015.

Mineras de DynaResource (“DynaMineras”)

At March, 31, 2015 DynaMineras owes $5,150,000 to the Company, as described above.

Elimination upon Consolidation

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

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico at March 31, 2015 as a Due to Non-Controlling Interest.

Note Receivable – Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $170,074 and an investment balance of $70,000 as of March 31, 2015.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2015, our Chief Executive Officer and Chief Financial Officer as of March 31, 2015, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

On December 9, 2014, DynaMéxico filed a legal complaint against Goldgroup and the American Arbitration Association (“AAA”), which seeks to terminate the arbitration proceedings. (See “DynaMéxico filed complaint against Goldgroup” below).

During January – May 2015, the parties to the arbitration are scheduled to file opening memorial statements and respective responses thereto. The Company continues to vigorously defend its position, which is that no issues exist between the parties which are available for arbitration.

Complaint filed by Goldgroup against the May 17, 2013 Shareholders Meeting of DynaMéxico

On February 2, 2014, Goldgroup Resources Inc. filed a petition with the judge, tenth district Mazatlan, according to record 08/2014, in the ordinary commercial action, against DynaResource Inc. and DynaResource de México, S.A. de CV. Goldgroup complains against the results of the shareholders meeting of May 17, 2013, and petitions for the nullification of the meeting itself and for the nullification of the additional shares of the outstanding capital of DynaMéxico issued to DynaResource, Inc. in satisfaction of debts owed.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company reports the following sales of equity securities during the quarterly period ending March 31, 2015:

The Company sold 149,500 common shares for cash at $2.50 per share. These stock issuances were accompanied by the issuance of 149,500 warrants exercisable at $5 per share, expiring December 31, 2015, plus 149,500 warrants exercisable at $7.50 per share, expiring December 31, 2016.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, the Company believes that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. Each investor represented that such investor either (A) is an “accredited investor,” (B) has such knowledge and experience in financial and business matters that the investor is capable of evaluating the merits and risks of acquiring the shares of the Company’s common stock or preferred stock, or (C) has appointed an appropriate person to act as the investor’s purchaser representative in connection with evaluating the merits and risks of acquiring the securities. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3.      Default Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

Not applicable.

ITEM 5.      Other Information

None.

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

Date: May 15, 2015

