Form 10-Q
period 2015-06-30
DYNARESOURCE INC
filed 2015-08-14
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [ ] No [X].

As of August 13, 2015, there were 16,315,663 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-6
	Notes to Financial Statements	7-11

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	12-22
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	22
ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	24

ITEM 3.	Default Upon Senior Securities	24

ITEM 4.	Mine Safety Disclosures	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

SIGNATURES CERTIFICATIONS		25
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

PART I

ITEM 1. FINANCIAL STATEMENTS

DYNARESOURCE, INC.

Consolidated BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,535,583	$250,959
Stock Subscription Receivable	3,500,000	—
Accounts Receivable	—	19,496
Inventories	95,837	100,000
Foreign Tax Receivable and Other Current	264,250	209,061
Total Current Assets	6,395,670	579,516

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $915,646 and $967,207)	198,181	205,374
Mining Concessions	4,194,439	4,194,439
Investments in Affiliate	70,000	70,000
Receivables from Affiliate	167,666	172,968
Other Assets	21,856	44,568

TOTAL ASSETS	$11,047,812	$5,266,865

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$287,735	$231,315
Note Payable	—	203,500
Due to Non-controlling Interest	231,500	231,500
Advances from Related Parties	325,000	—
Accrued Expenses	1,238,838	838,732
Total Current Liabilities	2,083,073	1,505,047

Notes Payable	1,512,909	1,509,855
Note Payable—Related Party	281,250	250,000
Financial Statement Derivative Liabilities	5,178,458	—

TOTAL LIABILITIES	$9,055,690	$3,264,902

Preferred Stock, Series C, $.0001 par value, 1,600,000 shares
Authorized, 1,600,000 and 0 shares issued and outstanding	$4,333,053	$—

Stockholders’ Equity:
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	$1	$1
Preferred Stock, Series B, $.0001 par value, 1,000,000 shares
Authorized, 0 and 0 shares issued and outstanding	—	—
Preferred Stock, $.0001 par value, 19,000,000 shares
Authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 25,000,000 shares authorized,
16,315,663 and 14,146,024 shares issued and outstanding	163,156	141,461
Preferred Rights	40,000	40,000
Additional Paid In Capital	53,759,304	50,042,582
Treasury Stock	(5,406,615)	(4,152,750)
Accumulated Other Comprehensive Income	3,668,966	2,495,629
Accumulated Deficit	(48,165,453)	(40,383,731)
Total DynaResource, Inc. Stockholders’ Equity	4,059,359	8,183,192
Non-controlling Interest	(6,400,290)	(6,181,229)

TOTAL EQUITY	$(2,340,931)	$2,001,963

TOTAL LIABILITIES AND EQUITY	$11,047,812	$5,266,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months June 30, 2015	Three Months June 30, 2014	Six Months June 30, 2015	Six Months June 30, 2014

REVENUES	$—	$586,846	$144,558	$586,846
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	20,000	105,993	45,000	105,993
Mine Operating Costs	40,000	56,453	95,000	56.453
Pre-Pilot Production Costs	316,406	23,833	800,561	844,179
Exploration Costs	—	—	—	—
Property Holding Costs	116,705	287,023	236,317	287,023
General and Administrative	377,966	532,648	720,644	864,118
Share Based Compensation	—	687,500	486,135	687,500
Depreciation and Amortization	6,100	18,578	17,810	36,443
Total Operating Expenses	877,177	1,712,028	2,401,467	2,881,709

NET OPERATING LOSS	(877,177)	(1,125,182)	(2,256,909)	(2,294,863)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	(381,854)	(87,068)	(844,683)	6,974
Interest Income (Expense)	(49,441)	(56,137)	(160,021)	(98,475)
Other Income (Expense)	—	65	—	172
Total Other Income (Expense)	(431,295)	(143,140)	(1,004,704)	(91,329)

NET LOSS BEFORE TAXES	(1,308,472)	(1,268,322)	(3,261,613)	(2,386,192)

TAXES	—	—	—	—

NET LOSS	$(1,308,472)	$(1,268,322)	$(3,261,613)	$(2,386,192)
Accretion Expense of Preferred Stock to Redemption Value	(4,637,178)	—	(4,637,178)	—
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$53,879	$158,567	$117,069	$297,776
ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,891,771)	$(1,109,755)	$(7,781,722)	$(2,088,416)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF
DYNARESOURCE, INC:

Basic and Diluted Loss per Common Share	$(.38)	$(.10)	$(.52)	$(0.19)

Weighted Average Shares Outstanding, Basic and Diluted	15,367,437	11,067,182	15,054,383	11,059,595

OTHER COMPREHENSIVE LOSS
NET LOSS PER ABOVE	$(1,308,472)	$(1,268,322)	$(3,261,613)	$(2,386,192)
Accretion Expense of Preferred Stock to Redemption Value	(4,637,178)	—	(4,637,178)	—
Foreign Currency Translation Gains (Losses)	(336,591)	5,821	(1,071,345)	(14,035)
TOTAL OTHER COMPREHENSIVE LOSS	(336,591)	5,821	(1,071,345)	(14,035)

TOTAL COMPREHENSIVE LOSS	$(6,282,241)	$(1,262,501)	$(8,970,136)	$(2,400,227)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(6,225,865)	$(950,957)	$(8,868,144)	$(2,088,416)
NON-CONTROLLING INTERESTS	$(56,276)	$(311,544)	$(101,992)	$(311,811)
TOTAL COMPREHENSIVE LOSS	(6,282,241)	(1,262,501)	(8,970,136)	(2,400,227)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,261,613)	$(2,386,192)
Adjustments to reconcile net loss to cash
used in Operating activities
Issuance of Common Stock for Services	435,000	687,500
Issuance of Treasury Shares for Services	51,135	—
Depreciation and Amortization	17,810	36,443

Change in Operating Assets and Liabilities:
Accounts Receivable	19,496	(276,144)
Inventory	—	(223,000)
Receivables from Affiliate and Other Current	5,302	(57,248)
Foreign Tax Receivable	(61,324)	(226,902)
Accounts Payable	55,334	(29,699)
Accrued Liabilities	377,477	376,638
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,361,383)	(2,098,604)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase/Retirement of Property	58,754	(23,744)
Other Assets	22,712	(54,936)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	81,466	(78,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advance from Related Party	325,000	—
Proceeds from Promissory Notes	500,000	250,000
Proceeds of Sale of Common Stock	2,917,750	—
Proceeds of Sale of Preferred Stock, Series B	—	1,101,000
Payment of Note Payable	(203,500)	—
Purchase of Treasury Stock	—	(7,500)
Loan from Non-Controlling Interest	—	111,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,539,250	1,455,000

Effect of Foreign Exchange	1,025,291	(11,338)

NET INCREASE (DECREASE) IN CASH	2,284,624	(733,622)

CASH AT BEGINNING OF PERIOD	250,959	1,143,344

CASH AT END OF PERIOD	$2,535,583	$409,722

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	7,442	61,235
Cash Paid for Income Taxes	—	—

NON CASH TRANSACTIONS
Redemption of Preferred Stock, Series B for Common Stock	$—	$13,613
Conversion of Accrued Interest to Notes	$34,304	$147,291
Advance Conversion to Common Stock	$—	$11,322
Issuance of Preferred Series C Stock Less Legal Costs	3,455,000	—
Derivative Liabilities due to Golden Post	5,178,458	—
Accretion of Preferred Stock to Redemption Value	$4,637,178	$—
Issuance of Common Stock for Treasury Stock	$1,305,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred		Preferred	Preferred				Additional			Other
	Series A	Series A	Series B	Series B	Common	Common	Preferred	Paid In	Treasury	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Capital	Shares	Amount	Income	Deficit	Total

Balance, January 1, 2015	1,000	1	—	—	14,146,024	141,461	40,000	50,042,582	1,378,013	(4,152,750)	2,495,629	(40,383,731)	8,183,192

Sale of Common Shares					1,169,500	11,695		2,906,055					2,917,750
Issuance of Shares to Subs					750,000	7,500		1,297,500	750,000	(1,305,000)			—
Issuance of Common Shs for Services					250,000	2,500		432,500					435,000
Issuance of Treasury Shs for Services									(20,000)	51,135			51,135
Other Comprehensive Income											1,173,337		1,173,337
Issuance of Warrants related to Golden Post Funding								(3,025,758)					(3,025,758)
Derivatives related to Golden Post Funding								2,106,425					2,106,425
Accretion Expense for Preferred Stock to Redemption Value												(4,637,178)	(4,637,178)
Fractional Shares					139
Net Loss												(3,144,544)	(3,144,544)

Balance, June 30,2015	1,000	1	—	—	16,315,663	163,156	40,000	53,759,304	2,108,013	(5,406,615)	3,668,966	(48,165,453)	4,059,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Notes to the UNAUDITED Consolidated Financial Statements

June 30, 2015 and 2014

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014, the Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited annual consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2014.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Certain amounts for the three and six month periods ending June 30, 2014 have been adjusted to current reporting format.

NOTE 2 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders with the Company. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $167,666 and an investment balance of $70,000 as of June 30, 2015. The balances as of December 31, 2014 were $172,968 in receivables and $70,000 in investment, respectively.

NOTE 3 – PROMISSORY NOTES

Notes Payable – Series I

In April and May, 2013, the Company entered into note agreements with individual shareholders in the principal amount of $1,495,000, of which $340,000 was then converted to Series B Preferred shares within the same year, netting to proceeds of $1,155,000 (the “Series I Notes” Series I). The Series I Notes bear simple interest at twelve and a half percent (12.5%), accrued interest for twelve months, and with the accrued interest to be added to the principal, and then interest to be paid by the Company, quarterly in arrears. The holders of the Series I Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, and up to fifty thousand tonnes) processed through the existing, or improved mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty three percent (33%) from the profits, to be deposited in a sinking fund cash reserve. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. At the time of the Series I Notes, there were no proven or probable reserves and the Company had not produced any net profits. Consequently, the fair value of the net profits interest on the date of the Series I Note was deemed to be zero. Further, no payments have been made under the terms of this codicil. The Notes originally matured on December 31, 2015. In April, 2015, the notes were extended to December 31, 2016.

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

In April, 2015, the Company received note extensions (allonges) from all Series I note holders to ensure that all Series I Notes were in good standing and it also extended the maturity date of the Series I Notes to December 31, 2016.

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

Series I and Series II Notes Outstanding

The principal and interest balances on the Series I Notes as of June 30, 2015 and December 31, 2014 were $793,125 and $1,285,607, respectively. The principal and interest balances on the Series II Notes as of June 30, 2015 and December 31, 2014 were $191,250 and $474,278, respectively, for total Note balances of $984,375 and $1,759,885 as of June 30, 2015 and December 31, 2014, respectively. The accrued interest for these notes was $110,178 and $109,292 as of June 30, 2015 and December 31, 2014, respectively. The principal balance on the Note—Related Party was $0 and $250,000 as of June 30, 2015 and December 31, 2014, respectively.

In April, 2015, the Company received allonges (note extensions) from all noteholders to ensure that all notes were in good standing and also confirmed the maturity of the Series II notes to be December 31, 2016.

One Series II Note had accrued interest of $34,304 converted to Note balance as of June 30, 2015.

Note Conversions Contracts

On June 30, 2015, the Company entered into conversion agreements with six (6) note holders. Principal and interest in the amount of $809,784 plus $33,119 of accrued interest (total of $842,903) was contracted to convert into 337,161 common shares. In addition, 337,161 warrants are to be issued which provide the option to purchase common shares at $2.50, with all warrants expiring December 31, 2017. These common shares and warrants have not yet been issued and continue to be classified as notes payable and accrued interest as of June 30, 2015.

NOTE 4 – STOCKHOLDERS’ EQUITY

Issuance of Series C Senior Convertible Preferred Shares

During the three months ended June 30, 2015, on June 30, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). These Series C Preferred Shares are convertible to common shares at $2.50 per share, through February 20, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below.

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company

  On May 6, 2015, the Company, Golden Post Rail, LLC, a Texas limited liability company (“Golden Post”), and Mr. Koy W. (“K.D.”) Diepholz, Chairman-CEO of the Company entered into a Securities Purchase Agreement (the “SPA”). Pursuant to the SPA, Golden Post acquired the following securities:
a)	1,600,000 shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred”) at a purchase price of $2.50 per share ($4M USD), plus an additional 133,221 shares of Series C Preferred pursuant to anti-dilution provisions. The Series C Preferred is entitled to receive dividends at the per share rate of four percent (4%) per annum, ranks senior (in priority) to the Common Stock, the Series A Preferred Stock, and each other class or series of equity security of the Company. The Series C Preferred is convertible into Common Stock of the Company at the price of $2.50 per share, and is entitled to anti-dilution protection for (i) subsequent equity issuances by the Company and (ii) changes in the Company’s ownership of DynaResource de México SA de CV (“DynaMéxico”). The Series C Preferred is also entitled to preemptive rights, and the holder has the right to designate one person to the Company’s Board of Directors as a Class III director.
b)	A Common Stock Purchase Warrant (the “Golden Post Warrant”) for the purchase of 2,166,527 shares of the Company’s Common Stock, at an exercise price of $2.50 per share, and expiring June 30, 2020. The anti-dilution protections contained in the terms of the Series C Preferred are essentially replicated in the Golden Post Warrant.
2.	On May 6, 2015, the Company executed a Promissory Note (the “Golden Post Note”) payable to Golden Post in the principal amount of $500,000, and bearing interest at 8%. The principal amount of the Golden Post Note and accrued interest to June 30, 2015 in the amount of $6,000 were credited against amounts payable to the Company pursuant to the Securities Purchase Agreement described above.
3.	Pursuant to the SPA, the Company executed a Registration Rights Agreement pursuant to which Golden Post may require the Company to register the shares of Common Stock which may be issued upon the conversion of the Series C Preferred and the shares of Common Stock issuable upon the exercise of the Warrant, including any additional shares of Common Stock issuable pursuant to anti-dilution provisions.

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $2,152,700 in connection with the Series C Preferred Shares, and $3,025,758 in connection with the Golden Post Warrant. Additionally, the Company elected to fully accrete the discount related to the Series C Preferred Shares and the Golden Post Warrant in the amount of $4,637,178, which is reflected “below” the net income (loss) amount.

Common Stock Issuances

During the three months ended June 30, 2015, the Company issued 1,020,000 common shares for cash at $2.50 per share. These stock issuances also included the issuance of 1,020,000 warrants exercisable at $2.50 per share, expiring December 31, 2017. During the six months ended June 30, 2015, the Company issued 1,169,500 common shares for cash at $2.50 per share, and the Company issued 1,319,000 Warrants, with 1,020,000 of these warrants exercisable at $2.50 per share expiring December 31, 2017 and 149,500 warrants exercisable at $5 per share through December 31, 2015 and 149,500 warrants exercisable at $7.50 per share, expiring December 31, 2016.

During the six months ended June 30, 2015, the Company issued 750,000 shares to Mineras de DynaResource SA de CV. (“DynaMineras”, a wholly owned subsidiary) in exchange for services at a fair value of $1.74 per share. The shares are carried in Treasury for consolidation purposes.

During the six months ended June 30, 2015, the Company issued 250,000 shares to Dynacap, a related party, for services rendered at a fair value of $1.74 per share.

Treasury Stock Distributions

In August, 2014, the Company distributed 20,000 treasury shares. During the first quarter 2015, the Company recognized $51,135 in expense for the distribution of 20,000 treasury shares.

Note Conversion Agreements

As described in Note 3, Six (6) Noteholders have contracted to convert principal and interest in the amount of $809,784 plus $33,119 of accrued interest (total of $842,903) into 337,161 shares of common stock ($2.50 per share). In addition, 337,161 warrants are to be issued, exercisable at $2.50 per share, expiring December 31, 2017. . These common shares and warrants have not yet been issued and continue to be classified as notes payable and accrued interest as of June 30, 2015.

NOTE 5 – SUBSCRIPTIONS RECEIVABLE

As described in Note 4 above, the transactions with Golden Post Rail LLC were executed May 6, 2015, consummated June 30, 2015, and funded July 1, 2015. Therefore, a subscription receivable was accounted for as of June 30, 2015 in the amount of $3,500,000. The $3,500,000 was collected July 1, 2015, less attorney fees, insurance costs, and accrued interest on the Golden Post Note, totaling $108,800.

Additionally, the $500,000 principal amount of the Golden Post Note and accrued interest to June 30, 2015 in the amount of $6,000 were credited against amounts payable to the Company pursuant to the Securities Purchase Agreement described above.

NOTE 6 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $16,000 and $23,000 to Dynacap Group, Ltd. (an entity controlled by an officer of the Company (“Dynacap”) for consulting and other fees during the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, the amounts paid to Dynacap were $18,750 and $53,750, respectively.

The Company also issued 250,000 shares of common stock in February, 2015 to Dynacap for services performed.

Cash Advances by Management

Company Chairman/CEO contributed $175,000, and Company CFO contributed $150,000 in the six months ended June 30, 2015 as advances to the Company.

CFO Conversion Contract of Note Receivable

On June 30, 2015, the Company’s CFO contracted to convert a $281,500 note ($250,000 principal and $31,250 interest) plus accrued interest of $6,792 into 115,217 common shares and 115,217 warrants. These shares and warrants have not been issued and continue to be carried as notes payable and accrued interest.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is required to pay taxes in México in order to maintain mining concessions owned by DynaMéxico.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.  Based on Management’s business plans, the Company does not anticipate that DynaMéxico will have any issues in meeting the minimum annual expenditures for the concessions, and DynaMéxico retains sufficient carry-forward amounts to cover over 20 years of the minimum expenditure (as calculated at the 2014 minimum, adjusted for annual inflation of 4%).

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20 year Land Lease Agreement with the Santa Maria Ejido community adjacent to San Jose de Gracia. The 20 Year Land Lease Agreement with the Santa Maria Ejido was dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $85,000 USD), commencing in 2014. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

In September 2008, the Company entered into a 37 month lease agreement for its corporate office.  In June, 2015, the Company entered into a one-year extension of the lease through August 31, 2016. The Company paid rent expense of $31,234 and $25,000 related to this lease for the six months ended June 30, 2015 and 2014, respectively.

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

NOTE 8 – NON-CONTROLLING INTEREST

The Company’s Non-controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 20%. Changes in Non-controlling Interest for the six months ended June 30, 2015 and 2014, respectively were as follows:

	June 30, 2015	June 30, 2014

Beginning balance	$(6,181,229)	$(5,729,836)
Operating income (loss)	(117,069)	(297,776)
Share of other comprehensive income (loss)	(101,992)	(14,035)
Ending balance	$(6,400,290)	$(6,041,647)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of ASC 160 as of January 1, 2009. However, this amount is only reflected in the income statement.

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2015, the Company received $3,500,000 (less costs of $108,800), from Golden Post Rail LLC, as described in Note 4 above.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of June 30, 2015 and 2014, carrying value of the Company’s financial assets and liabilities, such as cash, receivables, inventories approximate fair value because of their short maturity. The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

Fair Value Measurement at June 30, 2015 Using:

	June 30, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liabilities	5,178,458	—	—	$5,178,458
Totals	5,178,458	—	—	$5,178,458
Fair Value Measurement at June 30, 2014 Using:

Liabilities:
None	—	—	—	$—
Totals	—	—	—	$—

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

The total Advances made by DynaMineras to DynaMéxico as of June 30, 2015 is $4,046,138. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

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

Rehabilitation and Start-up of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, DynaMineras has rehabilitated the pilot mill facility at SJG and it has rehabilitated the San Pablo mine. The SJG pilot mill facility (a gravimetric-flotation circuit) is designed to process bulk samples mined from selected target areas of SJG, including San Pablo. Operations at SJG are managed by DynaMineras, and are projected to be similar to those conducted by DynaMéxico during 2003-2006.

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

DynaMineras expects to continue its test mining and pilot mill production operations in 2015. (See Preparation for Pilot Production Improvement and Expansion below.)

Preparation for Pilot Production Improvement and Expansion

Subsequent to the rehabilitation of the San Pablo mine, and subsequent to the refurnishing of the Pilot mill facility at SJG, and subsequent to the initial test mill runs of the pilot mill facility through March 2015, DynaMineras is now preparing to improve and expand its test mining activities and in order to achieve higher volumes of bulk mining samples to be delivered to the pilot mill facility for processing. The Company is budgeting approximately $ 2M USD for this improvement and expansion program, utilizing the proceeds from the Golden Post transaction (See “Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company”, above).

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $144,558 and $586,846 for the six months ended June 30, 2015 and 2014.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410

18

2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015 (through August 12, 2015)	$1,300	$1,080	$1,200

Source: Kitco, Reuters and the London Bullion Market Association

On August 12, 2015, the afternoon fixing gold price on the London Bullion Market was $1,119 per ounce and the spot market gold price on the New York Commodity Exchange was $1,123 per ounce.

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

Results for the Three and Six Months Ended June 30, 2015 and 2014

In 2013, the Company was focused on obtaining operational permits and raising funds, in order to prepare for rehabilitation of the San Pablo mine and refurbishing the pilot mill facility at SJG; and preparing to install the tailings pond adjacent to the pilot mill facility. Operational permits were obtained in fall 2013, leading to the rehabilitation of the San Pablo Mine and the refurbishing of the Pilot Mill Facility.

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

For the six months ended June 30, 2015, the test pilot operations have yielded the production of an estimated 150 Oz gold from mill runs completed over a 10 day period in January, from approximately 900 tons of mineralized feed material which was processed through the gravity and flotation circuit of the Pilot Mill Facility at SJG. DynaMineras further reports the estimated amount of tailings remaining from the previous test mill runs utilizing only the gravity concentration circuit, and which material will be re-processed through the flotation circuit, is approximately 3,000 Tons. Internal assays report: (a) an average feed grade for the mill runs during January 2015 of approximately 8 g/t Au; and, (b) an average grade for the mineralized material to be re-processed (gravity tailings, from early test runs in mid 2014) of approximately 6 g/t Au. And, DynaMineras further reports mined inventory of approximately 1,000 tons, available for processing through the pilot mill facility, and approximately 15 tons of gold concentrates available for delivery and sale.

REVENUE. Revenues for the six months ended June 30, 2015 and 2014 were $144,558 and $586,846, respectively. The Company commenced test mining and initial test runs of the pilot mill facility in the 2nd quarter of 2014. Revenues for the three months ended June 30, 2015 and 2014 were $0 and $586,846, respectively. In the current quarter, the Company was engaged in the final stages of mine and mill preparation and improvements to operations in order to commence and sustain consistent test mining and milling operations, and in closing financing agreements in which to fund consistent operations.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three and six months ended June 30, 2015 were $20,000 and $45,000, respectively. These are expenses are directly related to the milling, packaging and shipping of gold and other precious metals product. Costs were nominal in 2nd quarter, 2015 as the Company was engaged in the final stages of mine and mill preparation in order to commence consistent operations. Production costs related to sales for the three and six months ended June 30, 2014 were $105,993 and $105,993, respectively. As the Company was not conducting consistent operations in the 1st Quarter of 2014, therefore, only costs incurred in 2nd quarter.

MINE OPERATING COSTS. Mine operating costs for the three and six months ended June 30, 2015 were $40,000 and $95,000, respectively. These costs are directly related to the extraction of mine tonnage to be processed at the mill. Mine operating costs for the three and six months ended June 30, 2014 were $56,453 and $56,453, respectively. Again, the main reason for low mining costs in the 1st and 2nd quarters of 2014 is that San Pablo mine was being rehabilitated during the period, and little test mining activity was conducted.

PRE-PILOT PRODUCTION EXPENSES. Pre Pilot-Production Expenses for the three and six months ended June 30, 2015 were $316,406 and $800,561, respectively. The decrease in expense in 2015 was due to the Company focusing on the final stages of mine and mill preparation and improvements in order to commence and maintain consistent operations; and negotiating the financing in order to fund consistent operations (See financing agreement with Golden Post Rail LLC., above). Pre Pilot-Production expenses for the three and six months ended June 30, 2014 were $23,833 and $844,179, respectively. During the 1st quarter 2014, the San Pablo mine and the pilot mill facility were prepared for initial test operations, and significant pre-pilot production expenses were incurred. These pre-pilot production costs were nominal in the 2nd quarter 2014, as initial test operations were in process.

PROPERTY HOLDING COSTS. Property holding costs for the three and six months ended June 30, 2015were $116,705 and 236,317, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the San Jose de Gracia property. These costs were accounted for as Exploration Costs in the 1st quarter of 2014 and re-classed to property holding costs in the 2nd quarter 2014 and amounted to 287,023.

GENERAL AND ADMINISTRATIVE EXPENSES. Operating expenses for the three and six months ended June 30, 2015 were $377,966 and $720,642, respectively. In 2015, this included $435,000 in expenses related to issuance of share based compensation. The above expenses include depreciation and amortization amounts of $6,100 and $17,810 for the three and six months ended June 30, 2015, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency transaction gain or (loss) for the three and six months ended June 30, 2015 was $(431,295) and $(1,004,704), respectively. Currency transaction gain or (loss) was $(381,854) and $(844,683) for the three and six months ended June 30, 2015, respectively. The reason for this increased loss is the devaluation of the Mexican Peso in 2015. Other income, exclusive of currency transaction gain or (loss) for the three and six months ended June 30, 2014 was $(143,140) and $(91,329), respectively. Currency gain/(loss) was $(87,068) and $6,974 for the three and six months ended, respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three and six months ended June 30, 2015 was $(53,879) and $(117,069), respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three and six months ended June 30, 2015, the Company recorded a gain (loss) of $(336,591) and $(1,071,345), respectively.

Liquidity and Capital Resources

As of June 30, 2015, the Company had working capital of $4,312,597, comprised of current assets of $6,395,670 and current liabilities of $2,083,073. This represents an increase of $5,238,128 from the working capital (deficit) maintained by the Company of $(925,531) as of December 31, 2014, due primarily to the closing of the financing agreement with Golden Post Rail, LLC, and due to sales of common stock during the period. Net cash (used) in operations for the six months ended June 30, 2015 was $(2,361,383) compared with $(2,098,604) for the six months ended June 30, 2014. In the 2014 period, net cash used was primarily related to the preparation of the San Pablo mine and pilot mill facility in order to commence test mining and milling operations; while in the 2015 period, the next cash used was related to currency loss ($800,000), pre pilot production expenses (payroll and activities in the mine and mill), and general and administrative expenses.

As the Company was able to close financing agreements in the second quarter 2015, it will now be engaged in improving and expanding its test mining and milling operations at San Jose de Gracia.

Net cash provided by (used) in investing activities for the six months ended June 30, 2015 and 2014 was $81,466 and $(78,680), respectively.

Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $3,539,250 and $1,455,000, respectively. The primary components for the current year are for common share purchases of $2,917,750. Proceeds will be used to improve mining and milling operations, and to prepare to process bulk mined samples through the mill facility. In the prior year, the primary component was issuance of preferred shares, Series B for cash of $1,101,000.

Noncontrolling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. For the three and six months ended June 30, 2015, the portion of the net loss attributable to Goldgroup was $(53,879) and $(117,069), respectively.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the pilot production mining and milling operations at SJG, utilizing the proceeds from the recent sale of equity and the proceeds from the financing agreement with Golden Post Rail LLC. The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including financing arrangements agreed to, is adequate to fund its ongoing general and administrative expenses through 2015. The Company plans to seek additional debt funding during the next 12 months depending on results of pilot production activities, market conditions, and other factors.

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

Amounts Owed to DynaUSA and DynaMineras

As of June 30, 2015 the Company had advanced $5,500,000 USD to DynaMineras and DynaMineras had advanced $4,046,138 USD to DynaMéxico. On September 5, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for the $4,000,000 receivable from DynaMéxico. As a result, and at June 30, 2015;

•	DynaMéxico owes $46,138 USD to DynaMineras; and,
•	DynaMéxico owes $4,000,000 USD to DynaUSA.

As of December 31, 2012 the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of June 30, 2015.

Mineras de DynaResource (“DynaMineras”)

At June 30, 2015 DynaMineras owes $5,500,000 to the Company, as described above.

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

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico at June 30, 2015 as a Due to Non-Controlling Interest.

Note Receivable – Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3 year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $167,666 and an investment balance of $70,000 as of June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2015, our Chief Executive Officer and Chief Financial Officer as of June 30, 2015, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

At August 13, 2015, the Company continues to vigorously defend its position in the Arbitration proceedings, which is that no issues exist between the parties which are available for arbitration.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company reports the following sales of equity securities during the quarterly period ending June 30, 2015:

The Company sold 1,020,000 common shares for cash at $2.50 per share. These stock issuances were accompanied by the issuance of 1,020,000 warrants, which are exercisable at $2.50 per share expiring December 31, 2017.

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

Date: August 13, 2015

