Form 10-Q/A
period 2015-06-30
DYNARESOURCE INC
filed 2015-08-19
CIK 1111741

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

FOR THE QUARTER ENDED JUNE 30, 2015

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015 as filed with the Securities and Exchange Commission on August 14, 2015 is to furnish Exhibits 101 to the Form 10-Q.

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

Date:   August 19, 2015

3