Form 10-Q
period 2015-09-30
DYNARESOURCE INC
filed 2015-11-16
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [ ] No [X].

As of November 15, 2015, there were 16,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-6
	Notes to Unaudited Financial Statements	7-11

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	12-20
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	21
ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	23-25

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	25

ITEM 3.	Default Upon Senior Securities	25

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

SIGNATURES CERTIFICATIONS		26 27-29
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

PART I

ITEM 1. FINANCIAL STATEMENTS

DYNARESOURCE, INC.

Consolidated BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,240,546	$250,959
Accounts Receivable	—	19,496
Inventories	87,863	100,000
Foreign Tax Receivable and Other Current	451,888	209,061
Total Current Assets	3,780,297	579,516

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $948,542 and $967,207)	650,129	205,374
Mining Concessions	4,132,678	4,194,439
Investments in Affiliate	70,000	70,000
Receivables from Affiliate	160,372	172,968
Other Assets	20,261	44,568

TOTAL ASSETS	$8,813,737	$5,266,865

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$231,796	$231,315
Note Payable	—	203,500
Due to Non-controlling Interest	231,500	231,500
Advances from Related Parties	150,000	—
Accrued Expenses	666,287	838,732
Total Current Liabilities	1,279,583	1,505,047

Notes Payable	956,250	1,509,855
Note Payable—Related Party	—	250,000
Financial Statement Derivative Liabilities	5,117,941	—

TOTAL LIABILITIES	$7,353,774	$3,264,902

Preferred Stock, Series C, $.0001 par value, 1,733,221 shares
Authorized, 1,733,221 and 0 shares issued and outstanding	$4,333,053	$—

Stockholders’ Equity:
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	$1	$1
Preferred Stock, $.0001 par value, 19,000,000 shares
Authorized, 0 shares issued and outstanding	—	—
Common Stock, $.01 par value, 25,000,000 shares authorized,
16,722,825 and 14,146,024 shares issued and outstanding	167,228	141,461
Preferred Rights	40,000	40,000
Additional Paid In Capital	54,671,258	50,042,582
Treasury Stock	(4,219,515)	(4,152,750)
Accumulated Other Comprehensive Income	5,002,489	2,495,629
Accumulated Deficit	(51,768,048)	(40,383,731)
Total DynaResource, Inc. Stockholders’ Equity	3,893,413	8,183,192
Non-Controlling Interest	(6,766,503)	(6,181,229)

TOTAL EQUITY	$(2,873,090)	$2,001,963

TOTAL LIABILITIES AND EQUITY	$8,813,737	$5,266,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations and Other Comprehensive Loss

(unaudited)

	Three Months September 30, 2015	Three Months September 30, 2014	Nine Months September 30, 2015	Nine Months September 30, 2014

REVENUES	$—	$297,638	$140,548	$884,484
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	—	56,559	45,000	162,552
Mine Operating Costs	—	29,769	95,000	86,222
Pre-Pilot Production Costs	662,420	719,313	1,462,981	1,563,556
Property Holding Costs	178,564	104,470	414,881	391,493
General and Administrative	565,420	549,947	1,286,064	1,414,065
Share Based Compensation	791,400	—	1,277,535	687,500
Depreciation and Amortization	35,443	20,003	53,253	56,446
Total Operating Expenses	$2,233,247	$1,480,061	$4,634,714	$4,361,834

NET OPERATING LOSS	(2,233,247)	(1,182,423)	(4,494,166)	(3,477,350)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	(1,359,680)	(174,392)	(2,204,363)	(167,354)
Interest Income (Expense)	(35,759)	(55,515)	(195,780)	(153,990)
Inducement Costs	(293,822)	—	(293,822)	—
Other Income (Expense)	60,947	18	60,947	190
Total Other Income (Expense)	$(1,628,314)	$(229,889)	$(2,633,018)	$(321,154)

NET LOSS BEFORE TAXES	$(3,861,561)	$(1,412,312)	$(7,127,184)	$(3,798,504)

TAXES	—	—	—	—

NET LOSS	$(3,861,561)	$(1,412,312)	$(7,127,184)	$(3,798,504)
ACCRETION DUE TO PREFERRED C SHS	—	—	(4,637,178)	—
DEEMED DIVIDEND ON PREF C	(43,687)	—	(43,687)	—
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	262,976	96,496	380,045	394,272
ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,642,272)	$(1,315,816)	$(11,428,004)	$(3,404,232)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.:

Basic and Diluted Loss per Common Share	$(.22)	$(.11)	$(.73)	$(.30)

Weighted Average Shares Outstanding, Basic and Diluted	16,380,368	12,433,220	15,549,701	11,517,470

OTHER COMPREHENSIVE LOSS
NET LOSS PER ABOVE	$(3,861,561)	$(1,412,312)	$(7,127,184)	$(3,798,504)
Accretion Expense of Preferred Stock to Redemption Value	—	—	(4,637,178)	—
Deemed Dividend for Pref Shs C	(43,687)	—	(43,687)	—
Foreign Currency Translation Gains (Losses)	(1,435,514)	(18,801)	(2,506,860)	(32,836)
TOTAL OTHER COMPREHENSIVE LOSS	(1,435,514)	(18,801)	(2,506,860)	(32,836)

TOTAL COMPREHENSIVE LOSS	$(5,340,762)	$(1,431,113)	$(14,314,909)	$(3,831,340)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(5,237,525)	$(1,348,652)	$(14,109,680)	$(3,437,068)
NON-CONTROLLING INTERESTS	$(103,237)	$(82,461)	$(205,229)	$(394,272)
TOTAL COMPREHENSIVE LOSS	(5,340,762)	(1,431,113)	(14,314,909)	(3,831,340)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,127,184)	$(3,798,504)
Adjustments to reconcile net loss to cash
used in Operating activities
Issuance of Common Stock for Services	435,000	687,500
Issuance of Treasury Shares for Services	842,535	—
Inducement Expense	293,822	—
Adjustment Mark to Market for Preferred Stock, Series C	(60,515)	—
Depreciation and Amortization	53,253	56,446

Change in Operating Assets and Liabilities:
Accounts Receivable	19,496	—
Receivables from Affiliate and Other Current	12,598	(358,058)
Foreign Tax Receivable	(248,962)	(250,825)
Accounts Payable	(605)	(29,096)
Accrued Liabilities	(145,081)	376,638
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(5,925,643)	(3,315,899)

CASH FLOWS FROM INVESTING ACTIVITIES
Retirement of Property	58,754	(22,788)
Purchase of Property	(549,110)	—
Other Assets	24,307	(14,765)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(466,049)	(37,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advance from Related Party	325,000	—
Proceeds from Sale of Preferred Stock, Series C	3,455,000	—
Proceeds from Note	500,000	—
Repurchase of Common Stock		(7,500)
Proceeds from Sale of Common Stock	2,917,750	512,500
Proceeds from Sale of Preferred Stock, Series B	—	1,231,002
Payment of Note Payable	(203,500)	—
Proceeds from Notes Payable	—	453,500
Loan from Non-Controlling Interest	—	111,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,994,250	2,301,002

Effect of Foreign Exchange	2,387,029	154,092

NET INCREASE (DECREASE) IN CASH	2,989,587	(898,358)

CASH AT BEGINNING OF PERIOD	250,959	1,143,344

CASH AT END OF PERIOD	$3,240,546	$244,986

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$145,584	$—
Cash Paid for Income Taxes	$—	$—

NON CASH TRANSACTIONS
Redemption of Preferred Stock, Series B for Common Stock	$—	$(14,333)
Conversion of Notes Payable to Common Stock	$(842,904)	$—
Issuance of Treasury Shares to Subsidiary	$1,305,000	$4,000,000
Capitalization of Accrued Interest to Notes	$33,119	$147,291
Conversion of Advance to Common Stock	$175,000	$11,322
Derivative Liabilities due to Golden Post	$5,178,458	$—
Accretion of Preferred Stock to Redemption Value	$4,637,178	$—
Issuance of Common Stock for Treasury Stock	$(1,305,000)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred		Preferred	Preferred				Additional			Other
	Series A	Series A	Series B	Series B	Common	Common	Preferred	Paid In	Treasury	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Capital	Shares	Amount	Income	Deficit	Total

Balance, January 1, 2015	1,000	1	—	—	14,146,024	141,461	40,000	50,042,582	1,378,013	(4,152,750)	2,495,629	(40,383,731)	8,183,192

Sale of Common Shares					1,169,500	11,695		2,906,055					2,917,750
Issuance of Shares to Subs					750,000	7,500		1,297,500	750,000	(1,305,000)			-
Issuance of Common Shs for Services					250,000	2,500		432,500					435,000
Issuance of Treasury Shs for Services								(395,700)	(415,700)	1,238,235			842,535
Other Comprehensive Income											2,506,860		2,506,860
Establishment of Derivative related to Golden Post Funding								(3,025,758)					(3,025,758)
Sale of warrants to Golden Post Funding								2,106,425					2,106,425
Fractional Shares					139
Note Conversion to Stock					337,162	3,372		839,532					842,904
Advance Conversion to Stock					70,000	700		174,300					175,000
Inducement Costs								293,822					293,822
Net Loss												(11,384,317)	(7,187,699)

Balance, September 30,2015	1,000	1	—	—	16,732,825	167,228	40,000	54,671,258	1,712,313	(4,219,515)	5002,489	(51,768,048)	3,893,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Notes to the UNAUDITED Consolidated Financial Statements

September 30, 2015 and 2014

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, the Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited annual consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2014.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Certain amounts for the three and nine month periods ending September 30, 2014 have been adjusted to current reporting format.

NOTE 2 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders with the Company. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $160,372 and an investment balance of $70,000 as of September 30, 2015. The balances as of December 31, 2014 were $172,968 in receivables and $70,000 in investment, respectively.

NOTE 3 – PROMISSORY NOTES

Notes Payable – Series I

In April and May, 2013, the Company entered into note agreements with individual shareholders in the principal amount of $1,495,000, of which $340,000 was then converted to Series B Preferred shares within the same year, netting to proceeds of $1,155,000 (the “Series I Notes” Series I). The Series I Notes bear simple interest at twelve and a half percent (12.5%), accrued interest for twelve months, and with the accrued interest to be added to the principal, and then interest to be paid by the Company, quarterly in arrears. The holders of the Series I Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, and up to fifty thousand tonnes) processed through the existing, or improved mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty-three percent (33%) from the profits, to be deposited in a sinking fund cash reserve. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. At the time of the Series I Notes, there were no proven or probable reserves and the Company had not produced any net profits. Consequently, the fair value of the net profits interest on the date of the Series I Note was deemed to be zero. Further, no payments have been made under the terms of this codicil. The Notes originally matured on December 31, 2015. In April, 2015, the notes were extended to December 31, 2016.

The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty. The notes are secured by the Company’s stock at $5 per share.

The Series I Note holder retains the option, at any time prior to maturity or prepayment, to convert any unpaid principal and accrued interest into Common Stock at $5.00 per share. If the Series I Note is converted into Common Stock, at the time of conversion, the holder would also receive warrants, in the same number as the number of common shares received upon conversion, to purchase additional common shares of the Company for $7.50 per share, with such warrants expiring on December 31, 2015. In 2013, the Company offered an inducement to all Series I Note holders to convert their Series I Notes and accrued interest into Series B Preferred Stock (“Series B”), $5/Share, which Series B was convertible into common stock on a 2 for 1 basis (i.e., $2.50 stock). This conversion into Series B created $197,771 in inducement expense, with an offset to additional paid in capital. In 2013, $340,000 principal and $22,734 of capitalized accrued interest of the Series I Notes were converted into Preferred Stock, Series B and 72,546 shares were issued. At September 30, 2014, these 72,546 Series B shares were converted into 145,092 common shares.

In April, 2015, the Company received note extensions (allonges) from all Series I note holders to ensure that all Series I Notes were in good standing and it also extended the maturity date of the Series I Notes to December 31, 2016.

Notes Payable – Series II

In 2013 and 2014, the Company entered into additional note agreements of $199,808 and $250,000, respectively (the “Series II Notes”) with similar terms as the Series I notes. The Series II Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Series II Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, on the second fifty thousand tonnes) processed through the existing, or improved mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty-three percent (33%) from the profits, to be deposited in a sinking fund cash reserve. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. At the time of the Series II notes, there were no proven or probable reserves and the Company had not produced any net profits. Consequently, the fair value of the net profits interest on the date of the Series II note was deemed to be zero. Further, no payments have been made under the terms of this codicil. The Notes mature on December 31, 2016.

The Company retains the right to prepay the Notes with a ten percent (10%) penalty. The notes are secured by the Company’s stock at $5 per share. The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $5.00 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring on December 31, 2016.

Series I and Series II Notes Outstanding

The principal and interest balances on the Series I Notes as of September 30, 2015 and December 31, 2014 were $765,000 and $1,285,607, respectively. The principal and interest balances on the Series II Notes as of September 30, 2015 and December 31, 2014 were $191,250 and $474,278, respectively, for total Note balances of $956,250 and $1,759,885 as of September 30, 2015 and December 31, 2014, respectively. The accrued interest for these notes was $29,883 and $109,292 as of September 30, 2015 and December 31, 2014, respectively. The principal balance on the Note—Related Party was $0 and $250,000 as of September 30, 2015 and December 31, 2014, respectively.

In April, 2015, the Company received allonges (note extensions) from all noteholders to ensure that all notes were in good standing and also confirmed the maturity of the Series II notes to be December 31, 2016. We have evaluated the terms of the allonges and have concluded that they are not extinguishments as defined in EITF 96-19.

Note Conversion Contracts

On June 30, 2015, the Company entered into conversion agreements with six (6) note holders. Principal and interest in the amount of $809,784 plus $33,119 of accrued interest (total of $842,903) was contracted to convert into 337,162 common shares. In addition, 337,162 warrants are to be issued which provide the option to purchase common shares at $2.50, with all warrants expiring December 31, 2017. The Company recorded $293,822 inducement expense related to these conversion transactions.

On August 17, 2015, these common shares and warrants were issued.

NOTE 4 – STOCKHOLDERS’ EQUITY

Issuance of Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). These Series C Preferred Shares are convertible to common shares at $2.50 per share, through February 20, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below.

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company

1.	On May 6, 2015, the Company, Golden Post Rail, LLC, a Texas limited liability company (“Golden Post”), and Mr. Koy W. (“J.D.”} Diepholz, Charman-CEO of the Company entered into a Securities Purchase Agreement (the “SPA”). Pursuant to the SPA, Golden Post acquired the following securities:
8

a)	1,600,000 shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred”) at a purchase price of $2.50 per share ($4M USD), plus an additional 133,221 shares of Series C Preferred pursuant to anti-dilution provisions. The Series C Preferred is entitled to receive dividends at the per share rate of four percent (4%) per annum, ranks senior (in priority) to the Common Stock, the Series A Preferred Stock, and each other class or series of equity security of the Company. The Series C Preferred is convertible into Common Stock of the Company at the price of $2.50 per share, and is entitled to anti-dilution protection for (i) subsequent equity issuances by the Company and (ii) changes in the Company’s ownership of DynaResource de México SA de CV (“DynaMéxico”). The Series C Preferred is also entitled to preemptive rights, and the holder has the right to designate one person to the Company’s Board of Directors as a Class III director.
b)	A Common Stock Purchase Warrant (the “Golden Post Warrant”) for the purchase of 2,166,527 shares of the Company’s Common Stock, at an exercise price of $2.50 per share, and expiring June 30, 2020. The anti-dilution protections contained in the terms of the Series C Preferred are essentially replicated in the Golden Post Warrant.
2.	On May 6, 2015, the Company executed a Promissory Note (the “Golden Post Note”) payable to Golden Post in the principal amount of $500,000, and bearing interest at 8%. The principal amount of the Golden Post Note and accrued interest to June 30, 2015 in the amount of $6,000 were credited against amounts payable to the Company pursuant to the Securities Purchase Agreement described above.
3.	Pursuant to the SPA, the Company executed a Registration Rights Agreement pursuant to which Golden Post may require the Company to register the shares of Common Stock which may be issued upon the conversion of the Series C Preferred and the shares of Common Stock issuable upon the exercise of the Warrant, including any additional shares of Common Stock issuable pursuant to anti-dilution provisions.

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $2,152,700 in connection with the Series C Preferred Shares, and $3,025,758 in connection with the Golden Post Warrant. Additionally, the Company fully accreted the discount related to the Series C Preferred Shares and the Golden Post Warrant in the amount of $4,637,178, which is reflected “below” the net income (loss) amount. Legal fees of $45,000 was deducted from the proceeds of this transaction at closing.

In the current quarter, these contracts were adjusted from mark to market and a reduction of the derivative liability was recorded in the amount of $60,517, with the offset to other expense.

Also in the current quarter, the Company reported $40,000 deemed dividend for Golden Post Rail related to its 4% dividend terms. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Common Stock Issuances

During the three months ended September 30, 2015, the Company issued 407,162 common shares for the conversion of notes, accrued interest and advances at $2.50 per share. These stock issuances also included the issuance of 407,162 warrants exercisable at $2.50 per share, expiring December 31, 2017. During the nine months ended September 30, 2015, the Company issued 1,169,500 common shares for cash at $2.50 per share, and the Company also issued 1,319,000 Warrants, with 1,020,000 of these warrants exercisable at $2.50 per share expiring December 31, 2017 and 149,500 warrants exercisable at $5 per share through December 31, 2015 and 149,500 warrants exercisable at $7.50 per share, expiring December 31, 2016.

During the nine months ended September 30, 2015, the Company issued 1,169,500 shares of common stock for cash of $2,917,750.

During the nine months ended September 30, 2015, the Company issued 750,000 common shares to Mineras de DynaResource S.A. de C.V. (“DynaMineras”, a wholly owned subsidiary) in exchange for services at a fair value of $1.74 per share. The shares are carried in Treasury for consolidation purposes.

During the nine months ended September 30, 2015, the Company issued 250,000 shares to Dynacap Group Ltd., a related party, for services rendered at a fair value of $1.74 per share.

Treasury Stock Distributions

During the current quarter, the Company recognized $791,400 of expense related to the distribution of 395,700 treasury shares for services rendered. During the first quarter 2015, the Company recognized $51,135 in expense for the distribution of 20,000 treasury shares.

In August, 2014, the Company distributed 20,000 treasury shares.

Note Conversions

As described in Note 3, Six (6) Noteholders converted principal and interest in the amount of $809,784 plus $33,119 of accrued interest (total of $842,903) into 337,162 shares of common stock ($2.50 per share). In addition, 337,162 warrants were issued, exercisable at $2.50 per share, expiring December 31, 2017.

Chairman / CEO Conversion of Advance

During the current quarter and as noted above, the Company converted $175,000 of advances from the CEO for the issuance of 70,000 shares of common (at $2.50 per share) as well as issuing 70,000 warrants, exercisable at $2.50 per share, expiring December 31, 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $22,500 and $45,750 to Dynacap Group, Ltd. (an entity controlled by an officer of the Company (“Dynacap”) for consulting and other fees during the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the amounts paid to Dynacap were $16,000 and $69,750, respectively.

The Company also issued 250,000 shares of common stock in February, 2015 to Dynacap for services performed.

Cash Advances by Management

Company Chairman/CEO contributed $175,000, and Company CFO contributed $150,000 in the nine months ended September 30, 2015 as advances to the Company. The CEO also received 20,000 treasury shares in the current quarter.

As noted above, the Company converted $175,000 of advances from the CEO for the issuance of 70,000 shares of common (at $2.50 per share) as well as 70,000 warrants, exercisable at $2.50 per share, expiring December 31, 2017.

CFO Conversion Contract of Note Receivable

On April 24, 2015, the Company’s CFO agreed to convert a $281,500 note ($250,000 principal and capitalized interest of $31,250) into common stock at $2.50 per share. On June 30, 2015, this agreement was revised to be included with the additional other note holders that agreed to note conversion as of June 30, 2015 and received the same terms as other shareholders. Therefore, an additional $6,792 of accrued interest through June 30, 2015 yielded a total of 115,217 common shares (at $2.50 per share) and 115,217 warrants. These shares and warrants were issued on August 17, 2015.

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

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20-year Land Lease Agreement with the Santa Maria Ejido community adjacent to San Jose de Gracia. The 20 Year Land Lease Agreement with the Santa Maria Ejido was dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $85,000 USD), commencing in 2014. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

In September 2008, the Company entered into a 37-month lease agreement for its corporate office.  In June, 2015, the Company entered into a one-year extension of the lease through August 31, 2016. The Company paid rent expense of $41,800 and $31,700 related to this lease for the nine months ended September 30, 2015 and 2014, respectively.

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

NOTE 7 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 20%. Changes in Non-Controlling Interest for the nine months ended September 30, 2015 and 2014, respectively were as follows:

	Sept 30, 2015	Dec 31, 2014

Beginning balance	$(6,181,229)	$(5,680,107)
Operating income (loss)	(380,045)	(536,357)
Share of other comprehensive income (loss)	(205,229)	35,235
Ending balance	$(6,766,503)	$(6,181,229)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of ASC 160 as of January 1, 2009. However, this amount is only reflected in the income statement.

NOTE 8 – SUBSEQUENT EVENTS

Damages Awarded to DynaMéxico in México Litigation

On October 5, 2015 DynaResource de México SA de C.V. (“DynaMéxico”), was awarded in excess of $48 M USD (Forty-Eight Million Dollars) in damages from Goldgroup Resources, Inc. (the “Goldgroup Damages”) by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the Goldgroup Damages and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”). The October 5, 2015 Resolution is described below; See Part II, Item 1., Legal Proceedings, $48 M USD in Damages Awarded to DynaMéxico in México Litigation.

Gold Sales

On November 3, 2015, DynaMineras reported the delivery for sale of an approximate 350 Oz gold contained in concentrates (exact weights in gold and silver oz. to be determined at final settlement).

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of September 30, 2015 and 2014, carrying value of the Company’s financial assets and liabilities, such as cash, receivables, inventories approximate fair value because of their short maturity. The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

Fair Value Measurement at September 30, 2015 Using:

	September 30, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liabilities—December 31, 2014 beginning balance	—	—	—	$—
Golden Post Derivatives June 30, 2014	(5,178,456)	—	—	(5,178,456)
Golden Post Mark to Market Derivative Adjustment	60,515			60,515
Totals September 30, 2015 Balance	(5,117,941)	—	—	$(5,117,941)
Fair Value Measurement at September 30, 2014 Using:

None	—	—	—	$—
Totals	—	—	—	$—

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

Structure of Company / Operations

Activities in México are currently conducted by DynaMineras; with the management of personnel being contracted by DynaMineras through to DynaOperaciones. Executive Management of DynaResource, Inc. and consultants manage the operating companies in México; while the Chairman/CEO of DynaUSA is the President of each of DynaMéxico, DynaMineras and DynaOperaciones. Fees for management and administration are charged by DynaMineras and DynaOperaciones, which are eliminated in consolidation.

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

Company Ownership and Description of Subsidiaries

A description of the subsidiaries owned by the Company and its ownership in each is summarized below:

DynaResource de México, S.A. de C.V.: 80% Owned by DynaResource, Inc.

•	100% owner of the San Jose de Gracia Property;

Mineras de DynaResource, S.A. de C.V.: 100% Owned by DynaResource, Inc.

•	Exclusive Operator of the San Jose de Gracia Project;
•	Entered into Exploitation Agreement (“EAA”) with DynaMéxico (See EAA below);
•	Entered into 20-year Surface Rights Agreement with the Santa Maria Ejido (See Surface Rights Agreement below);

DynaResource Operaciones de San Jose de Gracia, S.A. de C.V.: 100% Owned by DynaResource, Inc.

•	Personnel Management Company at San Jose de Gracia;

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

(Due to rounding the numbers in the above may not check exactly. This is an estimate of in situ resources only and there is no assurance that any part of these resources can be converted to reserves. Grades are given to 2 decimals and contained metal to the nearest 000 for comparative purposes and do not imply this degree of accuracy).

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

The 2012 DynaMéxico Luna-CAM SJG Technical Report was prepared by Mr. Ramon Luna Espinoza, BS, P. Geo., of Servicios y Proyectos Mineros, Hermosillo, México, and a Qualified Person as defined under NI 43-101; and by Mr. Robert Sandefur, BS, MSc, P.E., a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO., and a Qualified Person as defined under NI 43-101. The 2012 DynaMéxico Luna-CAM SJG Technical Report includes as Section Fourteen (14) a Mineral Resource Estimate for SJG as prepared by Mr. Sandefur (the “2012 DynaMéxico-CAM SJG 43-101 Mineral Resource Estimate”, the “Resource Estimate”).

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

The total Advances made by DynaMineras to DynaMéxico as of September 30, 2015 is $5,350,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

Surface Rights Agreement

On January 6, 2014 DynaMineras entered into a 20-year surface rights agreement with the Santa Maria Ejido Community surrounding the San Jose de Gracia Property (the “20 Year SRA”). The 20 Year SRA covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $85,000 USD), commencing in 2014. The 20 year SRA provides DynaMineras with surface access to the core resource areas of SJG, and allows for all permitted mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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

Preparation for Pilot Production Improvement and Expansion

Subsequent to the rehabilitation of the San Pablo mine, and subsequent to the refurnishing of the Pilot mill facility at SJG, and subsequent to the initial test mill runs of the pilot mill facility through March 2015, DynaMineras is now improving and expanding its test mining activities and in order to achieve higher volumes of bulk mining samples to be delivered to the pilot mill facility for processing. The Company is advancing funds to DynaMineras for this purpose, and has budgeted approximately $ 3M USD for this improvement and expansion program, utilizing the proceeds from the Golden Post transaction (See “Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company”, above).

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $140,548 and $884,484 for the nine months ended September 30, 2015 and 2014.

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

Gold Supply.    A combination of current mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available for the years 2008 through 2015, on average, current mine production has accounted for approximately 64% of the annual gold supply.

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015 (through Nov 13, 2015)	$1,302	$1,083	$1,170

Source: Kitco, Reuters and the London Bullion Market Association

On November 13, 2015, the afternoon fixing gold prices were (a) on the London Bullion Market - $1,081.50 per ounce; and (b) on the New York Commodity Exchange - $1,083.90 per ounce.

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

Results for the Three and Nine Months Ended September 30, 2015 and 2014

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

Throughout the year 2014, the test pilot operations have yielded the underground mining and mill processing of approx. 8,841 tonnes of material, the production of approximately 1,676 gross oz. au (and net of buyer’s price discount and refining costs approximately 1,438 oz au) of gold-silver concentrates, and the receipt of $1,476,188 in revenues from the sale of gold-silver products from Dore and gravity-flotation concentrates. Throughout the year, DynaMineras was active in rehabilitating and developing the San Pablo Mine and refurbishing the Pilot Mill Facility and generally preparing to commence pilot production operations.

For the nine months ended September 30, 2015, the test pilot operations have yielded the production of an estimated 150 Oz gold from mill runs completed over a 10-day period in January, from approximately 900 tons of mineralized feed material which was processed through the gravity and flotation circuit of the Pilot Mill Facility at SJG. And, DynaMineras further reports mined inventory of approximately 1,000 tons, available for processing through the pilot mill facility, and approximately 15 tons of gold concentrates available for delivery and sale.

REVENUE. Revenues for the nine months ended September 30, 2015 and 2014 were $140,548 and $884,484, respectively. The Company commenced test mining and initial test runs of the pilot mill facility in the 2nd quarter of 2014. Revenues for the three months ended September 30, 2015 and 2014 were $0 and $297,638, respectively. In the current quarter, the Company was engaged in the final stages of mine and mill preparation and improvements to operations in order to commence and sustain consistent test mining and milling operations, and in closing financing agreements in which to fund consistent operations.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three and nine months ended September 30, 2015 were $0 and $45,000, respectively. These are expenses are directly related to the milling, packaging and shipping of gold and other precious metals product. Costs were nominal in 3rd quarter, 2015 as the Company was engaged in the final stages of mine and mill preparation in order to commence consistent operations. Production costs related to sales for the three and nine months ended September 30, 2014 were $56,559 and $162,552, respectively. As the Company was not conducting consistent operations in the 1st Quarter of 2014, therefore, only costs incurred in 2nd quarter.

MINE OPERATING COSTS. Mine operating costs for the three and nine months ended September 30, 2015 were $0 and $95,000, respectively. These costs are directly related to the extraction of mine tonnage to be processed at the mill. Mine operating costs for the three and nine months ended September 30, 2014 were $29,769 and $86,222, respectively. Again, the main reason for low mining costs in the 1st and 2nd quarters of 2014 is that San Pablo mine was being rehabilitated during the period, and little test mining activity was conducted.

PRE-PILOT PRODUCTION EXPENSES. Pre Pilot-Production Expenses for the three and nine months ended September 30, 2015 were $662,420 and $1,462,981, respectively. The decrease in expense in 2015 was due to the Company focusing on the final stages of mine and mill preparation and improvements in order to commence and maintain consistent operations; and negotiating the financing in order to fund consistent operations (See financing agreement with Golden Post Rail LLC., above). Pre Pilot-Production expenses for the three and nine months ended September 30, 2014 were $719,313 and $1,563,556, respectively. During the 1st quarter 2014, the San Pablo mine and the pilot mill facility were prepared for initial test operations, and significant pre-pilot production expenses were incurred. These pre-pilot production costs were nominal in the 2nd quarter 2014, as initial test operations were in process.

PROPERTY HOLDING COSTS. Property holding costs for the three and nine months ended September 30, 2015 were $178,564 and $414,881, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the San Jose de Gracia property. For the three and nine months ended September 30, 2014, the amounts were $104,470 and $391,493, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. Operating expenses for the three and nine months ended September 30, 2015 were $565,420 and $1,286,064, respectively. For the three and nine months ended September 30, 2014, the amounts were $549,947 and $1,414,065, respectively.

OTHER INCOME (EXPENSE). Other income for the three and nine months ended September 30, 2015 was $(1,628,314) and $(2,633,018), respectively. Currency transaction gain or (loss) was $(1,359,680) and $(2,204,363) for the three and nine months ended September 30, 2015, respectively. The reason for this increased loss is the devaluation of the Mexican Peso in 2015. Other income, exclusive of currency transaction gain or (loss) for the three and nine months ended September 30, 2014 was $(229,889) and $(321,154), respectively. Currency gain/(loss) was $(174,392) and $(167,354) for the three and nine months ended, respectively.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three and nine months ended September 30, 2015 was $(262,976) and $(380,045), respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus other comprehensive income (loss). For the three and nine months ended September 30, 2015, the Company’s comprehensive income (loss) was $(1,435,514) and $(2,506,859), respectively. Comprehensive income (loss) includes unrealized currency translation gain (loss) and accretion expenses related to the issuance of the Preferred Stock, Series C.

Liquidity and Capital Resources

As of September 30, 2015, the Company had working capital of $2,500,714, comprised of current assets of $3,780,297 and current liabilities of $1,279,583. This represents an increase of $3,426,245 from the working capital (deficit) maintained by the Company of $(925,531) as of December 31, 2014, due primarily to the closing of the financing agreement with Golden Post Rail, LLC, and due to sales of common stock during the period. Net cash used in operations for the nine months ended September 30, 2015 was $(5,925,645) compared with $(3,315,899 for the nine months ended September 30, 2014. In the 2014 period, net cash used was primarily related to the preparation of the San Pablo mine and pilot mill facility in order to commence test mining and milling operations; while in the 2015 period, the net cash used was primarily related to pre-pilot production expenses (payroll and activities in the mine and mill), and general and administrative expenses.

As the Company was able to close financing agreements in the second quarter 2015, during the third quarter it utilized financing proceeds to finalize its underground mining plan, make improvements to the pilot mill facility, acquire mining and transportation equipment, engage a contract miner, and add integral management and personnel. As a result, the Company realized the commencement of contract mining at San Pablo at September 15, 2015, and a re-start of pilot mill operations projected for October, 2015.

Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $(466,049) and $(37,553), respectively. The current year amount is due to the purchase of approximately $550,000 of machinery and equipment for use in the test mining and milling operations.

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $6,994,250 and $2,301,002, respectively. The primary components for the current year are for the sale of preferred shares, series C and related notes for $4,000,000 and common share purchases of $2,917,750. Proceeds are utilized to improve mining and milling operations, and to prepare to process bulk mined samples through the mill facility. In the prior year, the primary component was issuance of preferred shares, Series B for cash of $1,743,500.

Non-Controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. through its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. For the three and nine months ended September 30, 2015, the portion of the net loss attributable to Goldgroup was $(262,976) and $(380,045), respectively.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

Capital Expenditures

The Company’s primary activities relate to the test mining and pilot mill operations at the SJG property through its 100% owned operating subsidiary, DynaMineras. DynaMineras is conducting activities at SJG under the terms of the Exploitation Amendment Agreement (the “EAA”, or, “operating agreement”) with DynaMéxico. The Company utilized financing proceeds to advance funds to DynaMineras in order that DynaMineras could: (a) finalize its underground mining plan; (b) make improvements to the pilot mill facility; (c) acquire mining and transportation equipment; (d) engage a contract miner; and, (e) add integral management and personnel; among other things. As a result, the Company realized the commencement of contract mining at San Pablo at September 15, 2015, and a re-start of pilot mill operations projected for October, 2015.

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

Amounts Owed to DynaUSA and DynaMineras

As of September 30, 2015 the Company had advanced $7,600,000 USD to DynaMineras and DynaMineras had advanced $5,350,000 USD to DynaMéxico. On September 5, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for the $4,000,000 receivable from DynaMéxico. As a result of these transactions:

•	DynaMéxico owes $1,350,000 USD to DynaMineras; and,
•	DynaMéxico owes $4,000,000 USD to DynaUSA.

As of December 31, 2012 the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of September 30, 2015.

Mineras de DynaResource (“DynaMineras”)

At September 30, 2015 DynaMineras owes $7,600,000 to the Company, as described above.

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

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico at September 30, 2015 as a Due to Non-Controlling Interest.

Note Receivable – Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $160,372 and an investment balance of $70,000 as of September 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2015, our Chief Executive Officer and Chief Financial Officer as of September 30, 2015, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

Although Goldgroup challenged the jurisdiction to the filed litigation in Texas, Goldgroup has acknowledged that it owns no direct interest in the San Jose de Gracia Property, and it has acknowledged that Mineras de DynaResource SA de C.V. (“DynaMineras”), which is 100% owned by DynaUSA, is the exclusive operator of the San Jose de Gracia Project.  Additionally, recent developments in México in 2013, including: (1) the signing of the Exploitation Amendment Agreement (“EAA”) between DynaMineras and DynaMéxico; (2) the signing of a 20 year land lease agreement between DynaMineras and the Santa Maria Ejido Community surrounding the San Jose de Gracia Project; and (3) the acquisition by DynaUSA of a majority interest in DynaMéxico; protect against Goldgroup’s wrongfully obtaining and/or disseminating confidential data and information of DynaMéxico.  These recent developments in México provided that the DynaResource Parties non-suited the Texas action as announced by the Company on March 14, 2014, without prejudice to asserting or consolidating claims in México, as well as to contemplate additional claims or regulatory actions against Goldgroup in Canada.

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

Ruling against Arbitration by The Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México

On October 5, 2015, the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014 declared, among other resolutions, that:

(a)	The American Arbitration Association must abstain from hearing arbitration procedure number 50 501 T 00226 14, or any other ongoing and/or future arbitration proceeding already filed or that may be filed by the co-defendants Goldgroup against DynaResource;
(b)	The the American Arbitration Association does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006; and,
(c)	The American Arbitration Association does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.

See $48 M USD in Damages Awarded to DynaMéxico in México Litigation, below.

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

$48 M USD in Damages Awarded to DynaMéxico in México Litigation

On October 5, 2015 DynaResource de México SA de C.V. (“DynaMéxico”), was awarded in excess of $48 M USD (Forty-Eight Million Dollars) in damages from Goldgroup Resources, Inc. (the “Goldgroup Damages”) by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the Goldgroup Damages and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”).

The Oct. 5, 2015 Resolution affects DynaResource, Inc., which currently holds 80% of the outstanding share capital of DynaMéxico. A concise translation to English of the Oct. 5, 2015 Resolution issued in Spanish (the resolution portion of the Definitive Sentence) is set forth below:

FIRST: The action and litigation based on commercial law filed by DynaMéxico is valid and enforceable, and where Goldgroup and the American Arbitration Association were found to be in default, was proper.

SECOND: Goldgroup is declared in breach of its corporate duties, for failure to refrain from claiming direct ownership of 50% of the San José de Gracia Mining Project.

THIRD: Goldgroup is condemned and ordered to pay to DynaMéxico the amount of USD $20,000,000 (Twenty Million Dollars) in damages caused by Goldgroup to DynaMéxico, deriving from its breach of obligations in refraining from claiming direct ownership of 50% of the San Jose de Gracia Mining Project; which amount should be paid within five days upon execution of this order and resolution.

FOURTH: Goldgroup is condemned and ordered to pay to DynaMéxico the amount of USD $28,280,808.34 (Twenty Eight Million Two Hundred and Eighty Thousand Eight Hundred and Eight and 34/100 Dollars), for breach of its corporate duty and covenants with regards to the San Jose de Gracia mining project, as a result of depriving profits from DynaMéxico which DynaMéxico could have earned for the sale of gold produced and extracted during the years 2013 and 2014; amounts that should be paid within five days upon execution of this order and resolution.

FIFTH: Goldgroup is condemned and ordered to pay losses and damages to DynaMéxico, which Goldgroup continues to cause, until full payment of the above mentioned amounts has been made, which damages and losses shall be calculated by an expert opinion in a corresponding legal procedure related to this litigation.

SIXTH: Pursuant to Article 1424 of the Commercial Code of México, the arbitration provision established under clause 8.16 of the Earn In/Option Agreement, dated as of September 1, 2006, is ineffective and impossible to execute.

SEVENTH: This Court declares that any controversy arising from the Earn In/Option Agreement must be brought and resolved under Mexican Law and by competent Mexican Courts with proper jurisdiction, in recognition of the waiver and exclusion of the arbitration clause (contained in the Earn In/Option Agreement) by both parties.

EIGHT: This Court declares that the American Arbitration Association must abstain from hearing arbitration procedure number 50 501 T 00226 14, or any other ongoing and/or future arbitration proceeding already filed or that may be filed by the co-defendant Goldgroup against DynaResource.

NINTH: This Court declares that the American Arbitration Association does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006.

TENTH: This Court declares, that the American Arbitration Association does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.

ELEVENTH: This Court declares, that the American Arbitration Association does not have jurisdiction to hear any matters where Koy Wilber Diepholz, who is the President of the Board of Directors of DynaMéxico, and has been personally sued in relation to the arbitration clause established under clause 8.16 of the Earn In/Option Agreement, dated September 1, 2006, since he signed the mentioned instrument in representation of the Company and not in his personal capacity.

TWELFTH: The expenses and costs associated with these proceedings are hereby waived.

THIRTEENTH: LET IT SO BE PUBLISHED. A Copy of this Order and Sentence shall be found in the corresponding record.

ORDERED, adjudged and decreed by the Thirty Sixth Civil Judge of the Superior Court of the Federal District, Mr. JULIO GABRIEL IGLESIAS GOMEZ.

The October 5, 2015 Resolution constitutes a public record which may be reviewed through the Courts in México City.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company reports the following sales of equity securities during the quarterly period ending September 30, 2015:

The Company converted notes, accrued interest and advances in exchange for 407,162 common shares for cash at $2.50 per share. These stock issuances were accompanied by the issuance of 407,162 warrants, which are exercisable at $2.50 per share expiring December 31, 2017.

The sales/conversions of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, the Company believes that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. Each investor represented that such investor either (A) is an “accredited investor,” (B) has such knowledge and experience in financial and business matters that the investor is capable of evaluating the merits and risks of acquiring the shares of the Company’s common stock or preferred stock, or (C) has appointed an appropriate person to act as the investor’s purchaser representative in connection with evaluating the merits and risks of acquiring the securities. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

DynaResource, Inc.

By /s/ K.W. (“K.D.”) Diepholz

/s/  K.W. (“K.D.”) Diepholz, Chairman / CEO

K.W. (“K.D.”) Diepholz, Chairman / CEO

Date: November 15, 2015

