Form 10-K
period 2015-12-31
DYNARESOURCE INC
filed 2016-04-12
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

[ X ]

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

Large Accelerated Filer [ ] Accelerated Filer [ ]

Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,473,494 based on the closing price of $1.50 per share as reported on the OTCQB.  For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 16,722,825 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (March 30, 2016).

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference.

None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	5
ITEM 1A.	RISK FACTORS	9
ITEM 1B.	UNRESOLVED STAFF COMMENTS	16
ITEM 2.	PROPERTIES	16
ITEM 3.	LEGAL PROCEEDINGS	29
ITEM 4.	MINE SAFETY DISCLOSURES	31

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS and Issuer Purchases of Equity Securities	32
ITEM 6.	Selected Financial Data	32
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	33
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
ITEM 8.	Financial Statements and Supplementary Data	43
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
ITEM 9.	Controls and Procedures	63
ITEM 9B.	Other Information	64
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	65
ITEM 11.	Executive Compensation	67
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related STOCKHOLDER MATTERS	69
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	70
ITEM 14.	Principal Accounting Fees and Services	70

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	72
	SIGNATURES
EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

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

In Canada, an issuer is required to provide technical information with respect to mineralization, including reserves and resources, if any, on its mineral exploration properties in accordance with Canadian requirements, which differ significantly from the requirements of the United States Securities and Exchange Commission (the “SEC”) applicable to registration statements and reports filed by United States companies pursuant to the Securities Act or the Exchange Act. As such, certain disclosures of mineralization under Canadian standards may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements of the SEC and not subject to Canadian securities legislation.

While these terms are recognized and required by Canadian securities legislation (under National Instrument 43-101 (“NI 43-101”), entitled Standards of Disclosure for Mineral Projects), the SEC does not recognize these terms. Investors in the United States are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted to reserves. In addition, inferred mineral resources have a great amount of uncertainty as to their existence and economic and legal feasibility. It cannot be assumed that all or any part of a measured mineral resource, indicated mineral resource or inferred mineral resource will ever be upgraded to a higher category. Under Canadian securities legislation, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, although they may form, in certain circumstances, the basis of a “preliminary economic assessment” as that term is defined in NI 43-101. U.S. investors are cautioned not to assume that any part or all of any reported measured, indicated, or inferred mineral resource estimates referred to in the DynaMéxico NI 43-101 Technical Report and DynaMéxico 43-101 Mineral Resource Estimate (compiled for DynaResource de Mexico SA de CV) are economically or legally mineable.

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report on Form 10-K is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the DynaMéxico 43-101 Mineral Resource Estimate compiled for DynaResource de Mexico SA de CV, under Canadian National Instrument 43-101 and filed by the Company with SEDAR, are not disclosed in this Form 10-K. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

PART I

ITEM 1.         BUSINESS

History and Organization

The Company is a minerals investment, management, and exploration company, and currently conducting test mining and pilot milling operations through an operating subsidiary in México, with specific focus on precious and base metals in México. The Company was originally incorporated in the State of California on September 28, 1937, under the name West Coast Mines, Inc. In November 1998, the Company re-domiciled from California to Delaware and changed its name to DynaResource, Inc. (“DynaUSA”).

We currently conduct operations in México through our operating subsidiaries. We currently own 80% of the outstanding shares of DynaResource de México, S.A. de C.V. (“DynaMéxico”). DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracia Property, in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracia Project, under contract with DynaMéxico.

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

In 2005, the Company formed Mineras de DynaResource S.A. de C.V. (“DynaMineras”), a wholly owned subsidiary. DynaMineras entered into an operating agreement with DynaMéxico on April 15, 2005. As a consequence of that agreement and subsequent amendments to that agreement, DynaMineras is the exclusive operating entity for the SJG Project.

Also in 2005, the Company formed another wholly owned subsidiary, DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”). DynaOperaciones entered into a personnel management agreement with DynaMineras and, as a consequence of that agreement, is the exclusive management company for personnel and consultants involved at the SJG Project.

From January 2008 through March 2011, DynaMéxico issued 100 Variable Capital Series “B” Shares to Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc., in Vancouver, BC. (“Goldgroup”), in exchange for Goldgroup’s total capital contributions of $18,000,000 to DynaMéxico. At the time of the issuance of the 100 Series B Shares to Goldgroup, Goldgroup owned 50% of the outstanding capital shares of DynaMéxico.

On May 17, 2013, DynaUSA agreed to acquire a stock certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 million USD). After giving effect to the issuance of the 300 Series B Shares on June 21, 2013, DynaUSA owns 80% of the total outstanding Capital of DynaMéxico. (See table representation of the outstanding Capital of DynaMéxico below). The exchange of shares by DynaMéxico for amounts payable to DynaUSA was unanimously approved by attending shareholders at a meeting of the shareholders of DynaMéxico, held on the second call for shareholder's meeting on May 17, 2013 in Mazatlán, Sinaloa, México. The date of issuance of the 300 Series B Share Certificate was June 21, 2013. As a result of the issuance to DynaUSA of the 300 Variable Capital shares for amounts owed to DynaUSA, the accounts payable amount owed by DynaMéxico to DynaUSA was retired in full.

After giving effect to the issuance to DynaUSA of the 300 Series B Variable Capital shares of DynaMéxico as described above, the current outstanding Capital of DynaMéxico is set forth in the table below:

DynaMéxico Shareholder	Fixed Capital Series "A" Shares	Variable Capital Series "B" Shares	Total Capital Shares (Series A and B)
DynaResource, Inc.	099	300	399
Koy W. (“K.D.”) Diepholz	001	-	001
Goldgroup Resources Inc.	-	100	100

Total Capital Issued	100	400	500

DynaUSA currently owns 80% of the outstanding capital shares of DynaMéxico.

Company Ownership and Description of Subsidiaries

A description of the subsidiaries owned by the Company and its ownership in each is summarized below:

DynaResource de México, S.A. de C.V.:                                                   80% Owned by DynaResource, Inc.

•	100% owner of the San Jose de Gracia Property;

Mineras de DynaResource, S.A. de C.V.:                                               100% Owned by DynaResource, Inc.

•	Exclusive Operator of the San Jose de Gracia Project;
•	Entered into Exploitation Agreement (“EAA”) with DynaMéxico (See below);
•	Entered into 20-year surface Rights agreement with the Santa Maria Ejido;

DynaResource Operaciones de San Jose de Gracia, S.A. de C.V.:     100% Owned by DynaResource, Inc.

•	Personnel Management Company at San Jose de Gracia;

Exploitation Amendment Agreement (“EAA”)

On May 15, 2013, DynaMineras entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to DynaMineras the right to finance, explore, develop and exploit the SJG Property, in exchange for the following:

a)	Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by DynaMineras to DynaMéxico; and
b)	After Item (A) above, 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that DynaMineras has received 200% of its advanced funds; and
c)	After items (A) and (B) above; 50% of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and
d)	A 2.5% Net Smelter Royalty on all minerals sold from SJG over the term of the EAA.

The total advances made by DynaMineras to DynaMéxico as of December 31, 2015 is $5,975,000.

The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras and DynaMéxico in April 2005, and in which DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was first amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

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

In this report, “DynaResource, Inc.”, the “Company”, “DynaUSA”, “our” and “we” refer to DynaResource, Inc. DynaResource de México SA de CV, the 100% owner of the mining concessions, camp, equipment, and related interests to San Jose de Gracia Property, is referred to a “DynaMéxico”. DynaUSA owns 80% of DynaMéxico. Mineras de DynaResource SA de CV, the named exclusive operator at San Jose de Gracia Property under agreement with DynaMéxico, is referred to as “DynaMineras”. DynaUSA owns 100% of DynaMineras. DynaResource Operaciones de San Jose de Gracia SA de CV, and the named manager of personnel and consultants who are actively involved at San Jose de Gracia under agreement with DynaMineras and DynaMéxico, is referred to as “DynaOperaciones”. DynaUSA owns 100% of DynaOperaciones. The San Jose de Gracia Property is referred to as “SJG”, or the “SJG Property”, or the “SJG Project”, or the “SJG District”. DynaMéxico owns 100% of the SJG District. Further in this report, “Au” represents gold; “Ag” represents silver; “oz.” represents ounce; “gpt” represents grams per metric tonne; “ft” represents feet; “m” represents meter, “km” represents kilometer; and “sq” represents square.

Segment Information

Our only current operating segment is México.

Products

The end use product at our gold and silver test mining and pilot milling operations is either in the form of primarily gold-silver Dore, or primarily gold-silver concentrate. The end use product from current activities at the San Jose de Gracia Property generally consist of approximately 100% concentrate and 0% Dore. Dore is an alloy consisting primarily of gold and silver but also containing other metals. Dore is sent to refiners to produce bullion that meets the required market standard of 99.95% gold and 99.9% silver. Under the terms of our refining agreements, the Dore bars are refined for a fee, and our share of the refined gold and silver is credited to our account. Gold-silver concentrates, or simply concentrate, is raw precious metals materials that has been crushed and ground finely to a sand-like product where gangue (waste) and non-precious metals are removed or reduced, thus concentrating the precious metals component. Concentrates processed and produced from San Jose de Gracia are shipped to third-party smelters, refineries or third parties for further processing or re-sale.

During 2015, we reported the delivery and sale of 1,308 Oz gold contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracia Property in México.

Gold-silver concentrates are sold at a small discount to the prevailing spot market price based on the price per ounce of gold and silver quoted at the London PM fix, with the actual net precious metals prices received depending on the sales contract. Concentrates are priced by individual concentrate lots of 36 to 72 tons, or as a series of lots under contract, whereby the final selling price and gold-silver quantities are subject to final adjustments at the time of final purchase settlement. No gold and silver Dore was produced from San Jose de Gracia in 2015.

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

Surface Rights. In México, while mineral rights are administered by the federal government through federally issued mining concessions, Ejidos (communal owners of land recognized by the federal laws in México) control surface access rights to the land. An Ejido may sell or lease lands directly to a private entity. While the Company has agreements or is in the process of negotiating agreements with the Ejido that impact all of its projects in México, some of these agreements may be subject to renegotiations.

Mining Royalties.    In October 2013, the Mexican lower house passed a bill levying a tax-deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% surcharge on precious metals revenue for mining companies. The effective date of the law was January 1, 2014. Although there are a number of uncertainties surrounding the scope, calculation and enforcement of the royalty, based on the Company's current interpretation of the bill, the royalty or surcharge was not material for 2015.

Environmental Law.    The Environmental Law in México, called the "General Law of Ecological Balance and Protection to the Environment" ("General Law"), provides for general environmental policies, with specific requirements for certain activities such as exploration set forth in regulations called "Mexican official norms". Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuraduría Federal de Protección al Ambiente (known as "PROFEPA").

The primary laws and regulations used by the State of Sinaloa where our San Jose de Gracia property is located, in order to govern environmental protection for mining and exploration are: The General Law, Forestry Law, Residues Law, as well as their specific regulations on air, water and residues, and the Mexican official norms (known as "NOM-120"). In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploitation and exploration stage. The time required to obtain the required permits is dependent on a number of factors including the type of vegetation and trees impacted by proposed activities.

Mining Permits.   The Secretariat of Environmental and Natural Resources, the Mexican Government environmental authority ("SEMARNAT"), is responsible for issuing environmental permits associated with mining. Three main permits required before construction can begin are: Environmental Impact Statement (known in México as Manifesto Impacto Ambiental) ("MIA"), Land Use Change (known in México as Estudio Justificativo Para Cambio Uso Sueldo) ("ETJ"), and Risk Analysis (known in México as Analisis de Riesgo) ("RA"). A construction permit is required from the local municipality and an archaeological release letter must be obtained from the National Institute of Anthropology and History (known as "INAH"). An explosives permit is required from the ministry of defense before construction can begin. The Environmental Impact Statement is required to be prepared by a third-party contractor and submitted to SEMARNAT and must include a detailed analysis of climate, air quality, water, soil, vegetation, wildlife, cultural resources and socio-economic impacts. The Risk Analysis Study (which is included into the Environmental Impact Statement and submitted as one complete document) identifies potential environmental releases of hazardous substances and evaluates the risks in order to establish methods to prevent, respond to, and control environmental emergencies. The Land Use Change requires that an evaluation be made of the existing conditions of the land, including a plant and wildlife study, an evaluation of the current and proposed use of the land, impacts to naturally occurring resources, and an evaluation of reclamation/re-vegetation plans.

Customers

During the years ended December 31, 2014 and 2015, the Company sold gold-silver concentrates to the following purchasers:

Dore	No Dore produced in 2015.

Kundan Care Products Limited; New Delhi, India (“Kundan”);
(Kundan purchased 100 % of the Dore produced and sold from SJG in 2014);

Gold-Silver Concentrates:	MRI-Andina Trade AG, Switzerland; and MRI-Andiana Trade SA de CV., México City, México
(MRI purchased approximately 51% of the gravity-flotation concentrates produced and sold from SJG in 2014);

Trafigura México SA de CV., México City, México, a division of Trafigura Beheer BV, Geneva, (“Trafigura”); (Trafigura purchased approximately 21% of the gravity-flotation concentrate produced and sold from SJG in 2014);

Asia Pro Minerals Ltd, and Plateau Minerals Ltd., Hong Kong (“Plateau”); (Plateau purchased approximately 28.2% and 12.5% of the gravity-flotation concentrates produced and sold from SJG in 2014 and 2015 respectively);

Dongmei Metals Mexico; Shanghai, China (“Dongmei”);
(Dongmei purchased approximately 87.5% of the gravity-flotation concentrates produced and sold from SJG in 2015);

Employees

As of March 30, 2016, we had 99 employees including 95 employees based in México, and 4 in the United States. Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, permitting specialists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

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

Whether a mineralized deposit will be commercially viable depends on many factors, such as size and grade of the deposit, proximity to infrastructure, financing costs, regulations, environmental protection, commodities prices, taxes, and political risks. The impact of these factors cannot be accurately predicted, but the combination of factors may result in the Company’s failure to provide a return on investment.

Competitive Business Conditions

The Company competes with many larger, well capitalized companies, which places the Company at a competitive disadvantage.

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

Government Regulations

The Company conducts its resource exploration and development activities in México, subject to rules and regulations for owning and maintaining mining concessions and surface rights, environmental protection, water rights, hazardous wastes, explosives, reclamation, and others. There can be no certainty that the Company maintains full compliance with all government regulations.

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

Commodities Prices

Any potential economic success of the Company’s properties will depend to a large extent to the market price of commodities, the future price of which is impossible to predict.

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

The price of gold is affected by numerous factors beyond the Company’s control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the market price of gold has fluctuated between approximately $1,057 and $1,895 per ounce. The volatility of gold prices represents a substantial risk which is impossible to fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, the Company might be unable to explore, develop, or produce revenue from its properties.

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

Metal	2011	2012	2013	2014	2015
Gold	$1,572.00	$1,669.00	$1,411.00	$1,266.00	$1,175.00
Silver	35.12	31.15	23.79	19.08	13.90
Copper	4.00	3.61	3.32	3.11	2.09

As of March 30, 2016, gold price was $1,225 per ounce. Should a downward trend in prices occur, there is a possibility that we may record impairment charges in 2016, or in future years.

Revenue

The Company suspended its test pilot production activity in June 2006 in order to focus on exploration activities. The Company re-commenced test mining and pilot production work in 2014. There is a risk that the Company would expend available cash and funding in test mining and milling activities, and administration costs, and would not be able to obtain further funding to continue its work.

In June 2006, test mining and pilot production activities at SJG were suspended, in order to focus on the exploration of the vast SJG district. Funds received by DynaMéxico pursuant to the Earn In/Option Agreement (See Earn In/Option Agreement – Financing of Drilling–Exploration Programs (2006 – 2011), below, were utilized for exploration and related activities. The Company and its subsidiaries have $1,922,599 cash on hand at December 31, 2015. The Company could incur test pilot production expenses and corporate expenses greater than the amount of available cash on hand. The Company may need to raise additional funds in order to support its activities. If the Company needs to raise additional capital, its common stock could be diluted. Further, if the Company is unable to raise funds to meet its obligations, the value of its common stock may decline.

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

The Company’s capital requirements could be greater than its operating income. The Company believes it has adequate cash on hand for the foreseeable future, but it does not have sufficient cash to indefinitely sustain operating losses. The Company’s liquidity depends on its ability to raise capital through the sale of common stock or through debt or equity offerings. Additional financing may not be available, or, if available, may be on terms unacceptable or unfavorable. If additional capital is required and not obtained, or if the Company is not able to produce sufficient revenue from operations, or otherwise operate at a profit, the value of investment in the Company could decline or be lost entirely.

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

Title Matters

No Guarantee of Title

The Company has investigated title to all mineral claims and properties, and, to the best of its knowledge, title to all mineral claims and properties comprising the SJG District is in good standing. However, there can be no assurance of complete title, nor guarantee of title.  The mineral claims and properties may be affected by undetected defects in title, such as the reduction in size of the mineral claims and other third party claims affecting the Company's rights.

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

Unless otherwise indicated, mineralization figures presented in our filings with Canadian securities regulatory authorities (on SEDAR), news releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material and grades of mineralization on our properties. Until mineralized material is actually mined and processed, mineralized material and grades of mineralization must be considered as estimates only.

These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot ensure that:

these estimates will be accurate;

mineralization estimates will be accurate; or

this mineralization can be mined or processed profitably.

Any material changes in mineral estimates and grades of mineralization may affect the economic viability of placing a property into production and such property's return on capital. There can be no assurance that minerals recovered in small scale tests will be recovered in large-scale tests under on-site conditions or in production scale. The estimates contained in our public filings in Canada (on SEDAR) have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold and/or silver may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

Legislation has been enacted that affects the mining industry

In México, in October 2013, the Mexican lower house passed a bill proposing a tax-deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% on precious metals revenue for precious metals mining companies. In addition, the long term corporate tax rate is expected to remain at 30% rather than being reduced to 28% as originally planned. The Mexican Senate approved the provisions of the Tax Reform on October 31, 2013. The effective date of the law was January 1, 2014. Currently, the legality of these royalties is being analyzed by the Supreme Court of Justice in México.

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

The current formal resource estimate in respect of the SJG Property (the “DynaMéxico NI 43-101 Mineral Resource Estimate") is based on limited information, such as historical data, drilling programs, the production activity conducted by the Company in 2003–2006, and various reports, manual calculations and opinions. No assurance can be given that the anticipated tonnages and grades will be achieved or that the estimated or indicated level of recovery will be achieved. The grade of mineralization actually recovered or produced could differ significantly from the resource estimates. In Addition, under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaMéxico, under Canadian National Instrument NI 43-101 (the “DynaMéxico NI 43-101 Mineral Resource Estimate”), and filed by the Company on SEDAR, is not disclosed in this Form 10-K. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

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

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects and in the sustaining and/or expansion of test mining and pilot processing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of factors beyond our control, including the prices of oil, steel and other commodities and labor, as well as the demand for certain mining and processing equipment. Increased capital expenditures may have an adverse effect on the profitability of and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.

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

The Company’s Chairman and CEO, is also President of DynaMéxico and President of DynaMineras, and the CEO holds a broad power of attorney granted by the shareholders of DynaMéxico. The power of attorney gives the CEO broad authority to act for DynaMéxico. The power of attorney held by the CEO is consistent with the laws in México, whose laws are based on a civil code.

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

Exploration for and production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to production. Our current exploration efforts are, and future development and mining operations we conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

•          economically insufficient mineralized material;

•          fluctuations in production costs that may make mining uneconomical;

•	availability of labor, contractors, engineers, power, transportation and infrastructure;
•	labor disputes;

•          potential delays related to social, public health, and community issues;

•          unanticipated variations in grade and other geologic problems;

•          environmental hazards;

•	difficult surface or underground conditions;

•          water conditions;

•          industrial accidents;

•          metallurgical and other processing problems;

•          mechanical and equipment performance problems;

•	failure of pit walls or dams;

•          unusual or unexpected rock formations;

•	personal injury, fire, flooding, cave-ins and landslides; and
•	decrease in reserves or mineralized material due to a lower gold, silver, or copper price.

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

The mining industry has been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, trucks, shovels and tires. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in rehabilitation and refurbishing of projects, thereby impacting operating costs, capital expenditures and production and construction schedules.

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

Our ability to explore and operate our properties depends on the validity of our title to that property. Our concessions in México are subject to continuing government regulation and failure to adhere to such regulations could result in termination of the concessions.

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

The Chairman/CEO currently owns approximately 11.5% of total outstanding common shares and the management and members of the Board of Directors as a group own approximately 16.21% of common shares outstanding. These blocks of ownership could limit other stockholders’ ability to influence the outcome of any shareholder vote.

Our stock price may be volatile, and as a result you could lose all or part of your investment.

In addition to other risk factors identified herein and to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•          Changes in the worldwide price for gold, silver and/or copper;

•	Volatility in the equities markets;

•          Disappointing results from our exploration or test mining and pilot milling and production efforts;

•          Test pilot production rates lower than those targeted;

•          Political and regulatory risks;

•          Weather conditions, including unusually heavy rains;

•          Failure to meet our revenue or profit goals or operating budget;

•	Decline in demand for our common stock;

•          Downward revisions in securities analysts' estimates or changes in general market conditions;

•          Technological innovations by competitors or in competing technologies;

•          Investor perception of our industry or our prospects;

•          Actions by government central banks; and

•	General economic trends.

During the 2015 calendar year the price of our stock has ranged from a low of $1.00 and to a high of $2.00. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

Item 2.            PROPERTIES

We classify our mineral property as an "Exploration Property". We do not suggest that we have proven or probable reserves at our property as defined by the SEC. Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report on Form 10-K is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaMéxico, under Canadian National Instrument 43-101 (the “DynaMéxico NI 43-101 Mineral Resource Estimate”, and filed by the Company on SEDAR, are not disclosed in this Form 10-K. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

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

DynaMéxico owns 100% of the mineral concessions at the SJG Property, and all mineral concessions are contiguous. The SJG Property is currently the only property in which DynaMéxico retains an interest. The Company owns 80% of the outstanding capital shares of DynaMéxico. DynaMéxico holds title to 33 concessions covering approximately 69,121 hectares (170,802 acres).

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

Climate and Operating Season

The climate is semi-tropical with a rainy season dominating from late June through September. Operations at the San José de Gracia Project are, in part, dependent on the weather and some activities may be suspended during the rainy season.

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

Lab

A field laboratory is maintained within the camp facility. The Company utilized the lab for assaying services during its production activities in 2003-2006. In the second half of 2015, the laboratory has been refurbished by DynaMineras and is currently utilized by on site personnel to provide assays for mined material, feed material, gravity and flotation concentrates, and tailings. DynaMineras anticipates utilizing the lab facility in the future for providing internal assays to support the exploration, test mining, and pilot milling activities.

Regional Geology & Mineral Deposits

San José de Gracia lies within the Sierra Madre Occidental (“SMO”) Gold-Silver Belt, in a second-order graben directly east of the regional-scale Grete Graben.  The SMO is recognized as a highly prospective mineral belt for gold, silver and poly-metallic deposits. The basement to the Sierra Madre Occidental consists of deformed Paleozoic sedimentary strata, which are non-conformably overlain by Tertiary mafic to felsic volcanic and volcanoclastic strata known as the Lower Volcanic Series (“LVS”). Strata of the LVS are recognized as being spatially related to gold and silver mineralization in the region.  Volcanic and sedimentary strata are capped by a thick sequence of non-deformed Late Tertiary ignimbrites, known as the Upper Volcanic Series (“UVS”).

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

Property Mineralization

High grade gold mineralization at San José de Gracia is found in vein structures hosted within andesite and rhyodacite of the Lower Volcanic Series (“LVS”) and underlying Paleozoic sediments as fault breccia veins and crackle breccias that exhibit multiple stages of reactivation and fluid flow, as evidenced by crustiform/colloform textures and cross cutting veins.  Locally, veins exhibit sharp, clay gouge hanging wall and footwall contacts with slickensides, indicating reactivation of structurally-hosted veins subsequent to mineralization.  Gold grades can also be carried within the mineralized halo adjacent to the principal veins as quartz-chlorite stockwork.  In addition to vein-hosted mineralization, broad zones of un-mineralized clay alteration, developed southwest of the main mineralized trends, may overlie lower-grade, disseminated gold mineralization at depth.

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

As of the date of this Form 10-K filing, all of the 33 mining concessions comprising the SJG Property are in good standing with respect to the payment of taxes and the filing of assessment work obligations imposed by the Mining Act of México and its Regulations. Included among the 33 mining concessions are 32 currently registered in the sole name of DynaMéxico. DynaMéxico holds the rights to one mining concession (San Miguel t.183504) which in order to produce legal effects requires the consent or relinquishment of first rights of refusal from registered owners to the 50% undivided title. See the note following the table of mining concessions below, describing the steps needed to be taken by DynaMéxico to obtain title to the San Miguel mining concession.

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

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $78,000 USD as of March 28, 2016), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, DynaMineras expects to construct a Medical Facility and a Community Center in year 2016. DynaMineras reports that land and building for which the medical facility and community center will be constructed have been approved for re-zoning by the local community; and plans are being drawn for constructing the facilities.

The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

The Company expects DynaMineras will be successful in expanding the size and scope of the resources at SJG through continued drilling and development programs at San Pablo, Tres Amigos, La Ceceña, Palos Chinos, La Union, La Purisima, and La Prieta. The Company expects extensions to mineralization in all directions and down dip from the main target areas.

Mineral Reserves / No Known Reserves

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG property is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaMéxico under Canadian National Instrument 43-101 (the “DynaMéxico NI 43-101 Mineral Resource Estimate”) is not disclosed in this Form 10-K. There has been insufficient exploration to define any mineral reserves on the property, and it is not certain if further exploration will result in the definition of mineral reserves.

Sierra Madre Gold-Silver Belt in México

San Jose de Gracia - History

Historical production records from San Jose de Gracia (“SJG”) reported 1,000,000 Oz gold production from a series of underground workings. The major areas report 471,000 Oz. produced at the La Purisima area of SJG, at an average grade of 66.7 g/t.; and 215,000 Oz. produced from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over 15 sq. km.

DynaMéxico was formed in March 2000, for the purpose of acquiring the concessions comprising the SJG District, and to consolidate all ownership of SJG under DynaMéxico.

Lack of Historical Surface Disturbance or Contamination

Historical production at San Jose de Gracia occurred prior to the Mexican Revolution (pre 1910). The Company is not aware of any surface disturbance or contamination issues found on the surface or in the groundwater due to historical mining activities.

Since acquisition and consolidation of the project under DynaMéxico, all activities conducted at San Jose de Gracia have been permitted in accordance with Mexico regulations, the specifics of which are described below:

On June 17, 2013, DynaMéxico received from the Secretaria de Medio Ambiente Y Recursos Naturales (“Semarnat”), the federal environmental authority in Mexico, the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at San Jose de Gracia (the “Semarnat Permit”). Under the terms of the Semarnat Permit, DynaMéxico is responsible for maintaining the San Jose de Gracia pilot mill facility, as well as the adjacent tailings pond area, in compliance with Semarnat regulations.

On September 30, 2013, DynaMéxico also received from Semarnat, the approval and permission which allows for the exploitation and mining activities at the San Pablo Area of San Jose de Gracia (the “Semarnat Exploitation Permit”). Under the terms of the Semarnat Exploitation Permit, DynaMéxico’s exploitation and mining activities are restricted to the San Pablo Area of San Jose de Gracia.

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

Suspension of Pilot Operations (2006)

The Company initiated the test mining and pilot mill operations in 2003 and, at that time, gold prices were depressed. Exploration funding opportunities, while available, were deemed to be too dilutive by Company management. Subsequently, in 2006, commodities prices were improving and the Company was able to negotiate acceptable financing in order to fund exploration activities. Therefore, the Company suspended its test mining and pilot mill operations in 2006 in order to focus on the exploration of the vast SJG District. While the test mining and pilot milling operations were considered successful (see results in the table above), small scale operations were not expected to provide the necessary capital in order to fund exploration of a project the size of SJG.

The earlier, limited-scope pilot operations provided significant benefits in terms of confirming production test mining and milling grades, metallurgy and process, efficiency of recoveries, and operational costs – all of which is valuable for larger scale production plans.

Earn In / Option Agreement – Financing of Drilling – Exploration Programs (2006 – 2011)

The Company entered into an Earn In / Option Agreement with Goldgroup Resources Inc., a subsidiary of Goldgroup Mining Inc., Vancouver, BC. (“Goldgroup”), dated September 1, 2006 (the “Goldgroup Earn In”). The terms of the Goldgroup Earn In provided for Goldgroup to contribute $18,000,000 financing to DynaMéxico, in stages over the 5-year period, for exploration expenditures at SJG, in exchange for 50% of the outstanding share capital of DynaMéxico. The Goldgroup Earn In was completed March 15, 2011, and Goldgroup held 50% of outstanding capital of DynaMéxico at that date.

On June 21, 2013, the Company acquired a Certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 M USD). After the issuance and receipt of the 300 Series B Shares, the Company holds 80% of the total outstanding share capital of DynaMéxico.

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

Identification of Additional Resource Target Areas--Significant survey responses were reported for the following areas and are projected for follow up drilling:

San Pablo-Up Dip; San Pablo-Displacement Zone;

Tres Amigos-Down Dip and Northwest; Tres Amigos-Extension Northeast;

Orange Tree-Down Dip; La Prieta

La Ceceña, Los Hilos, and Tepehauje;

Palos Chinos;

La Purisima; Down dip at Southeast end;

Argillic Zone; + 250 M. down dip;

Technical Report According to Canadian National Instrument 43-101 (2012)

In 2012, DynaMéxico commissioned Servicios y Proyectos Mineros (“SPM”) for the production of a Technical Report according the Canadian National Instrument 43-101 (“the DynaMéxico NI 43-101 Technical Report”) at San Jose de Gracia. Additionally, DynaMéxico commissioned Mr. Robert Sandefur, a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”) to produce a mineral resource estimate for the 4 main vein systems at the property (the “DynaMéxico NI 43-101 Mineral Resource Estimate”).

Parameters Used to Estimate the DynaMéxico NI 43-101 Mineral Resource Estimate--The data base for the San Jose de Gracia Project consists of 372 drill holes of which 361 are diamond drill holes (“DDH”) and the remaining 11 were reverse circulation holes “(RC”), with a total drilling of 75,878 meters. The DynaMéxico NI 43-101 Mineral Resource Estimate, prepared in 2012, concentrates on four main mineralized vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima. Of the 372 drill holes, 368 were drilled to test these four main vein systems and the remaining four holes tested the Argillic Zone. Technical personnel of Minop S.A. de C.V. (“Minop”), a subsidiary (or affiliate) of Goldgroup Mining Inc. built three dimensional solids to constrain estimation to the interpreted veins in each swarm. The 172 holes most recently drilled (2009-2011), were allocated as follows: Tres Amigos (64 holes), San Pablo (49 holes), La Union (24 holes), La Purisima (32 holes) and Argillic Zone (3 holes). The data base also includes rock and chip sampling, regional stream sediment sampling, and IP Surveys.

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

DynaMéxico NI 43-101 Mineral Resource Estimate - Construction of Wireframes--Mineral Resources were estimated by Mr. Sandefur within wireframes constructed by technical personnel of Minop. Minop was contracted by DynaMineras.

DynaMéxico NI 43-101 Mineral Resource Estimate - Explanation of Resource Estimation--Resource estimation was done in MineSight and MicroModel computer systems with only those composites that were inside the wireframe used in the estimate. Estimation was done using kriging with the omni-directional variogram derived from all the data in each area for gold using the relative variogram derived from the log variogram. High grades were restricted by capping the assays at a breakpoint based on the cumulative frequency curves. Estimation was done using search radii of 100 x 100 x 50 m “blocks” oriented subparallel to the general strike and dip of the vein system in each area. A sector search, corresponding to the faces of the search box with a maximum of two points per sector was used in estimation. A density of 2.68 based on within ‘vein density’ samples was used in the resource estimate. Within each of the four areas there are approximately 20 to 40 veins in the vein swarm. Resources were estimated by kriging using data from all veins in the swarm. In general, gold accounts for at least 80% of the value of contained metal at the SJG Project, so the variograms for gold were used in estimation of the four other metals.

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

DynaMéxico NI 43-101 Mineral Resource Estimate and DynaMéxico NI 43-101 Technical Report - Data Verification--Mr. Ramon Luna Espinoza (“Mr. Luna”) initially visited the San Jose de Gracia Project in November 2010, and conducted site inspections at SJG in November 2011 and January 2012. Mr. Sandefur conducted a site inspection of the SJG Project in January 2012. While at the Property in November 2011, Mr. Luna inspected the areas of Tres Amigos, La Prieta, Gossan Cap, San Pablo, La Union, and La Purisima, and historic mining sites. In January 2012, Mr. Sandefur and Mr. Luna inspected the areas of Tres Amigos, San Pablo, La Union, and La Purisima. Pictures of the areas were taken. Many of the drill pads for the drilling programs of 2007 to 2011 were clearly located and identified. Mr. Luna also inspected San José de Gracia’s core logging and storage facilities, the geology offices, the meteorological station, the plant nursery, and the mill. Mr. Sandefur also inspected San José de Gracia’s core logging and storage facilities.

The Company received from DynaMéxico on February 14, 2012, a Mineral Resource Estimate according to Canadian National Instrument 43-101 for San Jose de Gracia (the “DynaMéxico NI 43-101 Mineral Resource Estimate’). The DynaMéxico NI 43-101 Mineral Resource Estimate was prepared by Mr. Robert Sandefur, BS, MSc, P.E., a Qualified Person as defined under NI 43-101, and a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”). The DynaMéxico NI 43-101 Mineral Resource Estimate concentrates on four separate main vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima.

The DynaMéxico NI 43-101 Mineral Resource Estimate prepared by Mr. Robert Sandefur for the DynaMéxico NI 43-101 Technical Report included Indicated Resources at Tres Amigos and San Pablo. The “DynaMéxico NI 43-101 Mineral Resource Estimate also included an Inferred Resource for the four vein systems. Table summaries of Indicated and Inferred Resources are contained in the DynaMéxico NI 43-101 Mineral Resource Estimate. The DynaMéxico NI 43-101 Mineral Resource Estimate has been filed, along with the DynaMéxico NI 43-101 Technical Report, on SEDAR; but is not disclosed in this Form 10-K.

Updated Technical Report According to Canadian National Instrument 43-101 (2012)

The Company received from DynaMéxico, an updated Technical Report according to Canadian National Instrument 43-101, which included the DynaMéxico NI 43-101 Mineral Resource Estimate (the “Updated DynaMéxico NI 43-101 Technical Report”). The Updated DynaMéxico NI 43-101 Technical Report was approved by DynaMéxico, and filed by the Company on SEDAR; but is not disclosed in this Form 10-K.

Selected Drill Hole Intercepts by Target Area (Excerpt from The Updated DynaMéxico NI 43-101 Technical Report)

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

Block Model Calculation in Surpac Software--The Company has compiled its manual calculation and internal interpretation of the mineralization at SJG defined by drilling and production to date. The Company has also built the block model of mineralization at SJG using Surpac (Gemcom) software. The current block model at SJG confirms mineralization at San Pablo, Tres Amigos, La Union, Palos Chinos, and La Purisima, with portions of the mineralization in a high grade category, and including mineralization at San Pablo and Tres Amigos, and is consistent with the DynaMéxico NI 43-101 Mineral Resource Estimate described above. The Company will continue this Surpac modeling work as additional drill programs are planned and completed.

Commissioning of Metallurgical Testing (2012)

During the fourth quarter 2012, DynaMéxico, through DynaMineras, engaged Kappes, Cassiday & Associates, Reno, NV., for the purpose of designing a metallurgical test program to confirm possible heap leach recoveries of specific mineralized areas of San Jose de Gracia. This work is pending until the Company deems it necessary to continue.

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

To carry out mineral exploration activities, holders of mining concessions in México are required to file at the offices of the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in México (“SEMARNAT”) a “Notice of Commencement of Exploration Activities” under the guidelines of the Mexican Official Norm 120 (“Norm 120”). SEMARNAT is the office of the Federal Government of México responsible for the review and issuance of a Change of Soil Use Permit (“CSUP”), the review of a Technical Justification Study (referenced below) and the filing of Norm 120. Norm 120 is a notice to SEMARNAT only, and has no processing time.

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

DynaMéxico Permit Filings / Permits History (2003 – 2015)

•	On February 10, 2003, SEDENA granted DynaMéxico an Explosives Permit for use and storage of explosives materials in SJG.
•	In June 2006, DynaMéxico ceased use of explosives materials in its mining activities at SJG, and requested suspension of the Explosives Permit. The Explosives Permit has been temporarily suspended by SEDENA and DynaMéxico will be required to file a re-activation application to re-activate the Explosives Permit.
•	On June 28, 2010, DynaMéxico filed a Preventive Exploration Notice at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.
•	On July 21, 2010, SEMARNAT authorized DynaMéxico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of 36 months, as SEMARNAT determined that such activities fall within the framework of Norm 120. SEMARNAT’s approval was subject to the following conditions: (a) DynaMéxico’s filing of a CSUP Application (referenced below) and approval thereof by SEMARNAT, and (b) posting of a bond in the amount of $134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMéxico.
•	On August 9, 2010, DynaMéxico filed a CSUP Application and a Technical Justification Study at the offices of SEMARNAT to carry out certain mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.
•	On December 20, 2010, SEMARNAT approved the CSUP Application and Technical Justification Study filed by DynaMéxico with respect to the San José de Gracia Project and authorized DynaMéxico to conduct mineral exploration activities on 5.463 hectares of the San José de Gracia Project for a term of 36 months.
•	On March 8, 2012, the Director of Water Administration of CONAGUA certified in writing the rights of DynaMéxico to use exploit and extract 1,000,000 cubic meters of water per year from the extraction infrastructure located in San José de Gracia. CONAGUA determined that DynaMéxico’s water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMéxico will be subject to applicable levies imposed by the Mexican tax authorities under applicable tax laws.
26

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
•	On July 31, 2013, SEMARNAT authorized DynaMéxico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of an additional 18 months, extending the initial term of 36 months as SEMARNAT had determined on July 10, 2010. SEMARNAT determined that such activities fall within the framework of Norm 120.
•	On December 31, 2013, DynaMéxico received from SEMARNAT the approval and permission which allows for mining activities and the exploitation of the San Pablo area of San Jose de Gracia.
•	On January 6, 2014, DynaMineras entered into a 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia. The 20 Year Land Lease Agreement is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $78,000 USD as of March 28, 2016), commencing in 2014. Additionally, under the description of the Land Lease Agreement, DynaMineras expects to construct a Medical Facility and a Community Center at SJG in year 2016. The land lease agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted test mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

DynaMéxico Bonding Requirements (2010)

•	Under the Exploration Permit issued to DynaMéxico on July 21, 2010, SEMARNAT imposed upon DynaMéxico a bonding obligation in the amount of $134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMéxico.
•	Under the CSUP issued to DynaMéxico on December 20, 2010, SEMARNAT imposed upon DynaMéxico a bonding obligation of $116,911 Mexican Pesos for reforestation and remediation measures with respect to the San José de Gracia Project. The bond was timely posted by DynaMéxico.

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

Test Underground Mining and Pilot Mill Operations (2014)

Operational Permits for the rehabilitation of the San Pablo Mine and for the refurbishment of the Pilot Mill Facility including the installation of the Tailings Pond area adjacent to the pilot mill facility were obtained in fall, 2013, leading to the rehabilitation of the San Pablo Mine and the refurbishing of the Pilot Mill Facility in 2014. Pilot Production Operations, including test underground mining activity commenced in October 2014, with approximately 1,676 Oz. Gold being delivered for sale during the startup testing phase.

Period	Total Tons Mined & Milled (Gravity Only) (tonnes)	Reported Mill Grade (g/t Au)	Reported Recovery	Gold Production (Au oz.)	Net Gold Sold (Au oz.)
2014	5,156	12.45	~45%	929	830

Period	Total Tons Mined and Processed (Gravity + Flotation)	Reported Mill Grade (g/t Au)	Reported Recovery	Gold Production (Au oz.)	Gold Sold (Au oz.)
2014	3,694	7.86	~80%	747	608

 Test Underground Mining and Pilot Mill Operations (2015)

In July, 2015 The Company commenced a capital investment program designed to increase tonnage and output from the test mining operations, and to increase volume and output through the pilot mill facility. Through DynaMineras, the Company was engaged in the implementation of this capital investment program from July through December, 2015. As a result, the Company projects that mining and milling volumes will approach 100 tons/day of mineralized material, in January, 2016.

Capital Investment (2015)

The capital investment program consisted of a net total of $3,565,000 USD and is generally described below:

Contract Mining ($713,000); including $250,000 Deposit (advance for services), and $513,000 in direct mining costs, explosives, and payments to contractor;

Mine related costs ($290,000); including mine plan development, permits, assays, consulting, mine supplies, and equipment items expensed;

Mill and Camp ($613,000); Improvements to the Mill and Camp, including pre-operation expenses;

Personnel Costs ($673,000); including payroll and consulting expenses;

Equipment ($636,000); long term equipment purchases including transportation, mine loading and hauling, generators, compressors and pumps;

Overhead ($285,000); including legal expenses, consulting, and administration;

IVA ($272,000); Value added taxes paid, and refundable;

Land Use and Rental ($83,000);

Summary of Test Mining and Pilot Mill Operations

DynaMineras reports the following summary of its test mining and pilot milling operations during 2015:

Period	Total Tonnes Mined & Milled	Mill Feed Grade (g/t Au)	Reported Recovery	Gross Gold Production (Au oz.)	Net Gold Production (Au oz.)
2015	7,180	8.3	78%	1,495	1,308

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2016; and projects the output of 100 tons/day from the mine and mill in the first quarter, 2016.

Additional Test Mining and Mill Operations Disclosure

The flow sheet for obtaining and processing mineralized material is described below:

Contract Mining: Mineralize material is mined from San Pablo mine by the contract miner, and according to the formal mine plan developed by the Company.

Mining Patio: Freshly mined mineralized material is transported by the contract miner outside the San Pablo Mine to the mine patio;

Pilot Mill Facility – General Description and Flow Sheet;

Mill Patio: Mineralized material is transported by Company dump trucks and articulated dump truck to the mill patio.

Crushing Circuit: Freshly mined mineralized material is loaded from the mill patio into the crushing circuit, comprised of a jaw crusher and cone crusher; and 1/2” crushed material is fed by conveyor belt to the fine mineralized material bin. The mineralized material is then sent by conveyor belt to the primary ball mill, which is a Hardinge conical mill.

Hardinge Mill: The mineralized material is then ground to -100 mesh particle size; and then fed to a holding tank;

Holding Tank: The mineralized material is pumped from the holding tank to the cyclone;

Cyclone: The course material plus (-100 Mesh) is fed to the Ball Mill #2, the Denver Mill; and fine material less (-100 Mesh) is fed to another holding tank.

Fine Screening System (Sweco Screen): The fine mineralized material is fed from the holding tank to the Sweco Screen; the fine mineralized material less (-200 Mesh) is fed to the spirals; the oversized material is fed to Ball Mill# 2.

Denver Mill: All mineralized material reground in the Denver Mill, is then fed to the holding tank prior to the                 Cyclone.

Spiral Gravity Concentration: Approximately 25% of the mineralized material is fed from the spirals to the Wifley table. Approximately 75% of the mineralized material is fed from the spiral concentration to the flotation conditioning tank.

Wifley Shaking Table: The concentrate from the spirals feed the Wifley shaking table; producing a high grade gravity concentrate. The high grade gravity concentrate is bagged and shipped for sale. (There are no chemicals present in the gravity concentrate.) It is estimated that the gravity concentrate produced is approx. 40% of the total recovered gold; and estimated that a 300-400 g/t Au would be the final gravity concentrate grade.

Flotation Conditioning Tank: The tailings from spirals and from the Wifley table are fed to the flotation conditioning tank. A low calculation of chemicals is added, with metered feeder, directly to the flotation feed tank. Sodium sulfide, a granular solid, is added also to the agitated flotation feed tank.

Flotation Chemicals: The following chemicals are added to the flotation feed tank; Na2S (Sodium Sulfide), 400 g/mt (solid); Aero 343 Xanthate Collector 40-80 g/mt (liquid); Cytec 7249 conditioner 50 g/mt (liquid); Cytec 4037 Conditioner 20–40 g/mt (liquid); and Aerofroth 70 or 73 Frother 30 g/mt (liquid).

Rougher Flotation: The Rougher flotation consists of a bank of 8 flotation cells (or Hybrid float cell), which is fed by the conditioning tank. The rougher concentrate recovered from the rougher float cells or the first hybrid cell is bagged for shipment and sale. A very low percentage of chemicals remains in the rougher concentrate.

Scavenger and Cleaner Concentrate: The tailings of the rougher concentrate could be fed to the scavenger and cleaner float cells (or, a second hybrid cell). The cleaner concentrate would then be bagged and shipped for sale. A very low percentage of chemicals remains in the cleaner concentrate.

Circuit Tailings: The tailings from the flotation area are fed to the tailings impoundment area. Less than 10% of chemicals added at the conditioning tank remain in the tailings slurry. Chemicals do not appear in the water of the tailings; as confirmed by analysis.

Power: A 45 KW efficient diesel generator will supply power to the camp, mill lights and to the laboratory. Two 50 KW back-up diesel generators (Selmec, Kamag) are also available for camp use.

The mill primary generator is a 310 KW Cat Diesel and there is a 455 KW Cat Diesel mill back-up generator.

Diesel fuel is stored in a 10,000-liter storage tank that feeds the two large generators by gravity flow to a common 500-liter head tank. The fuel storage tank is contained within a secondary cement impoundment with controlled and oil-trapped drainage.

Electrical: The Company is in process of connecting electrical power sufficient to supply electrical power for the camp and mill.

ITEM 3.         LEGAL PROCEEDINGS

Arbitration filed by Goldgroup / DynaMéxico Complaint against Goldgroup

On March 14, 2014 Goldgroup filed for arbitration in the United States with the American Arbitration Association (“AAA”), citing the Earn In Agreement dated September 1, 2006 as the basis for the arbitration filing. The Company filed an answer on April 10, 2014 disputing that any issues exist which provide for arbitration.

On December 9, 2014, DynaMéxico filed an Ordinary commercial lawsuit (Civil Claims), against Goldgroup Resources Inc., its parent company Goldgroup Mining Inc., and the AAA, in the Thirty Sixth Civil Court in the Federal District of México, under file 1120 number / 2014 ("the DynaMéxico Trial"). The DynaMéxico Trial seeks to terminate the U.S. based arbitration proceedings, as DynaMéxico believes there is no legal basis for arbitration, and to nullify the arbitration proceedings since Goldgroup previously sought recourse in the Mexican courts. In the DynaMéxico Trial, DynaMéxico also requests substantial damages (in the amount of US $50 Million) be awarded to DynaMéxico against Goldgroup for:

a)	wrongfully using and disseminating confidential information and data belonging to DynaMéxico;
b)	asserting that Goldgroup owns any interest in the San Jose de Gracia Project in northern Sinaloa, México, rather than accurately disclosing that Goldgroup owns a common shares equity interest (shareholder’s interest) in DynaMéxico;
29

c)	improperly disclosing the percentage of common shares equity interest (shareholder’s interest) owned by Goldgroup in DynaMéxico;
d)	improperly disclosing or implying that Goldgroup is the operator of the San Jose de Gracia Project;
e)	attempting to delay, stop, or otherwise impair the financing of, and further development of, the SJG Project;
f)	making numerous threats against DynaMéxico management and officers;
g)	failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by an individual not affiliated with Goldgroup.

On October 5, 2015, in an appellate ruling, the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014 declared, among other resolutions, that:

(a)	The AAA must “cease and desist” from the U.S. based arbitration proceeding;
(b)	The AAA does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006; and,
(c)	The AAA does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.

Also On October 5, 2015, in an appellate ruling, DynaMéxico was awarded in excess of US $48 million in damages from Goldgroup Resources, Inc. by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the damages and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”).

A concise translation to English of the Oct. 5, 2015 Resolution (the resolution portion of the Definitive Sentence) is set forth below:

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

Complaint filed by Goldgroup against the May 17, 2013 Shareholders’ Meeting of DynaMéxico

On February 2nd, 2014, Goldgroup Resources Inc., filed a petition with the judge, tenth district Mazatlán, according to record 08/2014, in the ordinary commercial action, against DynaResource Inc., and DynaResource de México, S.A. de CV. Goldgroup complains against the results of the shareholders meeting of May 17, 2013, and petitions for the nullification of the meeting itself and for the nullification of the additional shares of the outstanding capital of DynaMéxico issued to DynaResource, Inc. in satisfaction of debts owed to DynaResource.

DynaResource and DynaMéxico filed a response on January 9, 2015, and the matter is pending. DynaMéxico will vigorously defend against all such complaints by Goldgroup, as there exists no legal basis for the complaint by Goldgroup against the May 17, 2013 shareholders meeting of DynaMéxico.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC Markets under the symbol "DYNR".  The following table sets forth, for the periods indicated, the high and low bid quotations which reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions. All amounts are denominated in U.S. dollars.

Year ended December 31, 2015	Low	High
First Quarter	1.35	1.90
Second Quarter	1.25	2.00
Third Quarter	1.50	2.00
Fourth Quarter	1.00	2.00

Year ended December 31, 2014
First Quarter	2.45	3.45
Second Quarter	1.25	3.23
Third Quarter	1.37	3.00
Fourth Quarter	1.60	2.49

As of March 30, 2016, there were outstanding 16,722,825 shares of our common stock, which were held by approximately 569 shareholders of record. This figure does not include shareholders that hold shares in street name or with a broker.

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

During the fiscal year ended December 31, 2015, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K, we have not sold any equity securities not registered under the Securities Act.

During the fiscal years ended December 31, 2015 and 2014, no securities of the Company were authorized for issuance under equity compensation plans.

Item 6.         Selected Financial Data

Not applicable.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Test Underground Mining and Pilot Mill Operations (2014)

Operational Permits for the rehabilitation of the San Pablo Mine and for the refurbishment of the Pilot Mill Facility including the installation of the Tailings Pond area adjacent to the pilot mill facility were obtained in fall, 2013, leading to the rehabilitation of the San Pablo Mine and the refurbishing of the Pilot Mill Facility in 2014. Pilot Production Operations, including test underground mining activity commenced in October 2014, with approximately 1,676 Oz. Gold being delivered for sale during the startup testing phase.

Period	Total Tons Mined & Milled (Gravity Only) (tonnes)	Reported Mill Grade (g/t Au)	Reported Recovery	Gold Production (Au oz.)	Net Gold Sold (Au oz.)
2014	5,156	12.45	~45%	929	830

Period	Total Tons Mined and Processed (Gravity + Flotation)	Reported Mill Grade (g/t Au)	Reported Recovery	Gold Production (Au oz.)	Gold Sold (Au oz.)
2014	3,694	7.86	~80%	747	608

Test Underground Mining and Pilot Mill Operations (2015)

In July, 2015 The company commenced a capital investment program designed to increase tonnage and output from the test mining operations, and to increase volume and output through the pilot mill facility. The Company, through DynaMineras was engaged in the implementation of this capital investment program from July through December, 2015. And, as a result, the Company projects that mining and milling volumes will approach 100 tons/day of mineralized material, in January, 2016.

Capital Investment (2015)

The capital investment program consisted of a net total of $3,565,000 USD and is generally described below:

Contract Mining ($713,000); including $250,000 Deposit (advance for services), and $513,000 in direct mining costs, explosives, and payments to contractor;

Mine related costs ($290,000); including mine plan development, permits, assays, consulting, mine supplies, and equipment items expensed;

Mill and Camp ($613,000); Improvements to the Mill and Camp, including pre-operation expenses;

Personnel Costs ($673,000); including payroll and consulting expenses;

Equipment ($636,000); long term equipment purchases including transportation, mine loading and hauling, generators, compressors and pumps;

Overhead ($285,000); including legal expenses, consulting, and administration;

IVA ($272,000); Value added taxes paid, and refundable;

Land Use and Rental ($83,000);

Summary of Test Mining and Pilot Mill Operations

DynaMineras reports the following summary of its test mining and pilot milling operations during 2015:

Period	Total Tonnes Mined & Milled	Mill Feed Grade (g/t Au)	Reported Recovery	Gross Gold Production (Au oz.)	Net Gold Production (Au oz.)
2015	7,180	8.3	78%	1,495	1,308

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2016; and projects the output of 100 tons/day from the mine and mill in the first quarter, 2016.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $944,910 in 2015 and $1,476,188 in 2014.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572

34

2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016 (Through March 30)	$1,279	$1,074	$1,197

Source: Kitco, Reuters and the London Bullion Market Association

On March 30, 2016, the afternoon fixing gold price on the London Bullion Market was $1,225 per ounce and the spot market gold price on the New York Commodity Exchange was $1,225 per ounce.

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

Results for the Years Ended December 31, 2015 and 2014

In the second quarter 2014, DynaMineras commenced test mining and pilot mill operations at San Jose de Gracia. Further rehabilitation of the San Pablo mine and the tailings pond area adjacent to the pilot mill facility continued into the fourth quarter, 2014. The rehabilitation of the San Pablo mine included driving ramps and building access to the high grade areas of San Pablo as defined by core drill holes.

Test pilot operations in 2014 yielded 8,841 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 1,676 gross Oz Au (and net of buyer’s price discount and refining costs approximately 1438 Oz Au) contained in Dore and gold-silver concentrates, and the receipt of $1,476,188 in revenues from the sale of gold-silver Dore and gravity-flotation concentrates. Throughout the year DynaMineras was active in rehabilitating and opening the San Pablo Mine and refurbishing the Pilot Mill Facility and generally preparing to commence pilot operations.

Test Underground Mining and Pilot Mill Operations (2014)

Operational Permits for the rehabilitation of the San Pablo Mine and for the refurbishment of the Pilot Mill Facility including the installation of the Tailings Pond area adjacent to the pilot mill facility were obtained in fall, 2013, leading to the rehabilitation of the San Pablo Mine and the refurbishing of the Pilot Mill Facility in 2014. Pilot Production Operations, including test underground mining activity commenced in October 2014, with approximately 1,650 Oz. Gold being delivered for sale during the startup testing phase.

Period	Total Tons Mined & Milled (Gravity Only) (tonnes)	Reported Mill Grade (g/t Au)	Reported Recovery	Gold Production (Au oz.)	Net Gold Sold (Au oz.)
2014	5,156	12.45	~45%	929	830

Period	Total Tons Mined and Processed (Gravity + Flotation)	Reported Mill Grade (g/t Au)	Reported Recovery	Gold Production (Au oz.)	Gold Sold (Au oz.)
2014	3,694	7.86	~80%	747	608

Test Underground Mining and Pilot Mill Operations (2015)

In July, 2015 The company commenced a capital investment program designed to increase tonnage and output from the test mining operations, and to increase volume and output through the pilot mill facility. The Company, through DynaMineras was engaged in the implementation of this capital investment program from July through December, 2015. And, as a result, the Company projects that mining and milling volumes will approach 100 tons/day of mineralized material, in January, 2016.

Capital Investment (2015)

The capital investment program consisted of a net total of $3,565,000 USD and is generally described below:

Contract Mining ($713,000); including $250,000 Deposit (advance for services), and $513,000 in direct mining costs, explosives, and payments to contractor;

Mine related costs ($290,000); including mine plan development, permits, assays, consulting, mine supplies, and equipment items expensed;

Mill and Camp ($613,000); Improvements to the Mill and Camp, including pre-operation expenses;

Personnel Costs ($673,000); including payroll and consulting expenses;

Equipment ($636,000); long term equipment purchases including transportation, mine loading and hauling, generators, compressors and pumps;

Overhead ($285,000); including legal expenses, consulting, and administration;

IVA ($272,000); Value added taxes paid, and refundable;

Land Use and Rental ($83,000);

Summary of Test Mining and Pilot Mill Operations

DynaMineras reports the following summary of its test mining and pilot milling operations during 2015:

Period	Total Tonnes Mined & Milled	Mill Feed Grade (g/t Au)	Reported Recovery	Gross Gold Production (Au oz.)	Net Gold Production (Au oz.)
2015	7,180	8.3	78%	1,495	1,308

Test pilot operations in 2015 yielded 7,180 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 1,495 gross Oz Au (and net of buyer’s price discount and refining costs approximately 1,308 Oz Au) contained in gold-silver concentrates, and the receipt of $944,910 in revenues from the sale of gold-silver concentrates.

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2016; and projects the output of 100 tons/day from the mine and mill in the first quarter, 2016.

REVENUE. Revenues for the years ended December 31, 2015 and 2014 were $944,910 and $1,476,188, respectively. The Company has begun the mining and processing of gold product in the year. In the last quarter, the Company was engaged in the final stages of mine and mill preparation and improvements to operations in order to commence and sustain consistent test mining and milling operations.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the years ended December 31, 2015 and 2014 were $141,737 and $233,017, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product.

MINE OPERATING COSTS. Mine operating costs for the years ended December 31, 2015 and 2014 were $438,484 and $100,255, respectively. These costs are directly related to the extraction of mine tonnage to be processed at the mill.

PRE-PILOT-PRODUCTION EXPENSES. Pre Pilot-Production Expenses for the years ended December 31, 2015 and 2014 were $2,444,469 and $2,826,271, respectively. In 2015 and 2014, the Company was ramping up mining and milling operations. These expenses include refurbishment, facilitation of and cleaning of the mill and mine operations. The Company was still in development stage in 2013 and all costs were accounted for as Exploration Expenses.

PROPERTY HOLDING COSTS. Property holding costs for the years ended December 31, 2015 and 2014 were $394,535 and 555,468, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. These costs were accounted for as Exploration Costs in prior years.

OPERATING EXPENSES. Operating expenses for the years ended December 31, 2015 and 2014 were $4,116,844 and $2,494,493 respectively. In 2015, this included $2,201,535 in expenses related to issuance of share based compensation and a general increase in activity due to the start-up and production at the project. The above expenses include depreciation and amortization amounts of $128,513 and $56,468 for the years ended December 31, 2015 and 2014, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency transaction gain or (loss) for the years ended December 31, 2015 and 2014 was $(1,270,035) and $(209,350), respectively. Included in this category is Interest expense of 240,129, inducement expense of $826,347 and mark to market change in financial derivatives of $204,279. Currency transaction gain or (loss) was $(2,479,449) and $(1,585,392) for the years ended December 31, 2015 and 2014, respectively. The reason for these losses is the devaluation of the Mexican Peso in 2015 and 2014.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the years ended December 31, 2015 and 2014 was $(560,643) and $(536,357), respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period, as well as accretion of financial statement derivatives. For the year ended December 31, 2015, the Company recorded a gain (loss) of $(2,326,465) for currency loss and $4,637,179 for a one-time charge for accretion of financial statement derivatives. For the year ended December 31, 2014, the Company recorded currency loss of $(1,408,613).

Liquidity and Capital Resources

As of December 31, 2015, the Company had a working capital deficit of $(5,010,117), comprised of current assets of $2,769,381 and current liabilities of $7,779,498. This represents a decrease of $4,084,586 from the working capital maintained by the Company of $(925,531) as of December 31, 2014.The primary reason for this deficit is recognition of financial statement derivatives incurred in the issuance of Preferred C shares in the current year. The Company continued to ramp up the operations to the refurbishment of the pilot mill facility and the rehabilitation of the San Pablo mine at San Jose de Gracia.

Net cash (used) in operations for the year ended December 31, 2015 increased to $(7,109,078) from $(4,954,578) in the year ended December 31, 2014. This was due to the increased activity relating to the refurbishing of the pilot mill facility and the rehabilitation of the San Pablo mine, and the preparation for processing bulked mine samples through the pilot mill facility. The pilot mill facility is now operational and the Company is producing substantial revenue from processing material mined from San Pablo Mine through the pilot mill facility in 2016, in order to fund continuing operations.

Net cash (used) in investing activities for the years ended December 31, 2015 and 2014 was $(669,428) and $(78,443), respectively. The increase is due to property purchases related to the mine and mill. Cash provided by financing activities for the year ended December 31, 2015 was $6,969,180 compared to $2,673,849 for the year ended December 31, 2014. The primary components for the current year are for issuance of Series C Preferred shares for cash of $3,955,000 and proceeds from the issuance of common shares of $2,917,750. Additionally, the Company received $325,000 in proceeds for advances by Company Management. Proceeds from financing were utilized to refurbish the pilot mill facility and to rehabilitate the San Pablo mine, and to prepare to process bulk mined samples through the mill facility. In the prior year, the primary component was issuance of Series B Preferred shares of $1,331,000 and proceeds from sale of common shares of $757,500.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the years ended December 31, 2015 and 2014 the portion of the net loss attributable to Goldgroup was $(560,643) and $(536,357), respectively.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through 2016. The Company plans to seek additional debt funding during the next 12 months depending on results of its pilot operations, market conditions, and other factors.

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

Drilling Programs

In the period September 2006 through December 31, 2011, funding from Goldgroup provided for DynaMéxico’s completing approximately 68,741 meters drilling at San Jose de Gracia, resulting in a defined NI 43-101 Mineral Resource Estimate as described in the 2012 DynaMéxico-CAM SJG Mineral Resource Estimate. The Company expects DynaMineras to plan continued and subsequent drilling programs at San Pablo, Tres Amigos, La Ceceña, Palos Chinos, La Union, La Purisima, and La Prieta / Rosario / Rudolpho. The Company expects further drilling programs to confirm extensions to mineralization in all directions and down dip from the main target areas.

Mineralization at San José de Gracia

The Company was informed by DynaMéxico that it had outlined significant mineralization from drilling activity at San Pablo, Tres Amigos, La Union, and La Purisima areas of SJG as described in the recent NI 43-101 2012 DynaMéxico-CAM SJG Mineral Resource Estimate. Further drilling is expected to outline additional mineralization at these 4 major target areas at SJG, while additional mineralization is also expected to be defined at La Prieta and the area Northeast of Tres Amigos. Other areas at SJG indicate clear potential to develop additional mineralization.

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

As of December 31, 2015, the Company had advanced $8,575,000 to DynaMineras and DynaMineras had advanced $5,975,000 to DynaMéxico. At December 31, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for $4,000,000 receivable it held from DynaMéxico. The remaining $1,975,000 is a receivable owed to DynaMineras from DynaMéxico as of December 31, 2015. The total receivable from DynaMineras to the Company is $8,575,000 as of December 31, 2015

Beginning on December 31, 2012, the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

Amounts Owed to DynaUSA and DynaMineras

As of December 31, 2015 the Company had advanced $8,575,000 USD to DynaMineras and DynaMineras had advanced $5,975,000 USD to

DynaMéxico. On September 5, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for the $4,000,000 receivable from DynaMéxico. As a result of these transactions:

•	DynaMéxico owes $1,975,000 USD to DynaMineras; and,
•	DynaMéxico owes $4,000,000 USD to DynaUSA.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of December 31, 2015.

Mineras de DynaResource (“DynaMineras”)

The receivable from Mineras to the Company is $8,575,000 as of December 31, 2015, as described above. All receivables and payables among all subsidiary companies have been eliminated upon consolidation.

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

Note Receivable – Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $159,143 and an investment balance of $70,000 as of December 31, 2015.

Litigation

Arbitration filed by Goldgroup / DynaMéxico Complaint against Goldgroup

On March 14, 2014 Goldgroup filed for arbitration in the United States with the American Arbitration Association (“AAA”), citing the Earn In Agreement dated September 1, 2006 as the basis for the arbitration filing. The Company filed an answer on April 10, 2014 disputing that any issues exist which provide for arbitration.

On December 9, 2014, DynaMéxico filed an Ordinary commercial lawsuit (Civil Claims), against Goldgroup Resources Inc., its parent company Goldgroup Mining Inc., and the AAA, in the Thirty Sixth Civil Court in the Federal District of México, under file 1120 number / 2014 ("the DynaMéxico Trial"). The DynaMéxico Trial seeks to terminate the U.S. based arbitration proceedings, as DynaMéxico believes there is no legal basis for arbitration, and to nullify the arbitration proceedings since Goldgroup previously sought recourse in the Mexican courts. In the DynaMéxico Trial, DynaMéxico also requests substantial damages (in the amount of US $50 Million) be awarded to DynaMéxico against Goldgroup for:

a)	wrongfully using and disseminating confidential information and data belonging to DynaMéxico;
b)	asserting that Goldgroup owns any interest in the San Jose de Gracia Project in northern Sinaloa, México, rather than accurately disclosing that Goldgroup owns a common shares equity interest (shareholder’s interest) in DynaMéxico;
c)	improperly disclosing the percentage of common shares equity interest (shareholder’s interest) owned by Goldgroup in DynaMéxico;
d)	improperly disclosing or implying that Goldgroup is the operator of the San Jose de Gracia Project;
e)	attempting to delay, stop, or otherwise impair the financing of, and further development of, the SJG Project;
f)	making numerous threats against DynaMéxico management and officers;
g)	failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by an individual not affiliated with Goldgroup.

On October 5, 2015, in an appellate ruling, the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014 declared, among other resolutions, that:

(a)	The AAA must “cease and desist” from the U.S. based arbitration proceeding;
(b)	The AAA does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006; and,
(c)	The AAA does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.

Also On October 5, 2015, in an appellate ruling, DynaMéxico was awarded in excess of US $48 million in damages from Goldgroup Resources, Inc. by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the damages and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”).

A concise translation to English of the Oct. 5, 2015 Resolution (the resolution portion of the Definitive Sentence) is set forth below:

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

Complaint filed by Goldgroup against the May 17, 2013 Shareholders’ Meeting of DynaMéxico

On February 2nd, 2014, Goldgroup Resources Inc., filed a petition with the judge, tenth district Mazatlán, according to record 08/2014, in the ordinary commercial action, against DynaResource Inc., and DynaResource de México, S.A. de CV. Goldgroup complains against the results of the shareholders meeting of May 17, 2013, and petitions for the nullification of the meeting itself and for the nullification of the additional shares of the outstanding capital of DynaMéxico issued to DynaResource, Inc. in satisfaction of debts owed to DynaResource.

DynaResource and DynaMéxico filed a response on January 9, 2015, and the matter is pending. DynaMéxico will vigorously defend against all such complaints by Goldgroup, as there exists no legal basis for the complaint by Goldgroup against the May 17, 2013 shareholders meeting of DynaMéxico.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The Company evaluated the effect of the financial statement revisions related to fiscal years December 31, 2011, December 31, 2012 and December 31, 2103 in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108, and determined that the impact of the revisions on its previously filed annual financial statements for those periods were not material. The revisions that were made to prior periods, when taken as a whole, did not result in a material effect on the financial statements of the Company. Accordingly, our original conclusion on the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2014 is unchanged.

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

Based upon an evaluation conducted for the period ended December 31, 2015, our Chief Executive and Chief Financial Officer as of December 31, 2015 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified no material weakness in our internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2015. Based on its evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective and contained no material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 8.         Financial Statements and Supplementary Data

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2015 and 2014. The financial statements as of December 31, 2015 and 2014, of the Company included in this Form 10-K have been audited by Malone Bailey, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Financial Statements included in the Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

DynaResource, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynaResource, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone Bailey, LLP

Malone Bailey, LLP

Houston, Texas

April 8, 2016

DYNARESOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,922,599	$250,959
Accounts Receivable	145,650	19,496
Inventories	98,056	100,000
Foreign Tax Receivable and Other Current	603,076	209,061
Total Current Assets	2,769,381	579,516

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $823,044 and $967,207)	635,950	205,374
Mining Concessions	4,132,678	4,194,439
Investments in Affiliate	70,000	70,000
Receivables from Affiliate	159,143	172,968
Other Assets	20,130	44,568

TOTAL ASSETS	$7,787,282	$5,266,865

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$259,762	$231,315
Convertible Notes Payable	956,250	203,500
Advances—Related Party	150,000	—
Due to Non-Controlling Interest	231,500	231,500
Accrued Expenses	799,249	838,732
Derivative Liabilities	5,382,737	—
Total Current Liabilities	7,779,498	1,505,047

Notes Payable (Net of Current Portion of $956,250 and $0)	—	1,509,855
Note Payable—Related Party	—	250,000

TOTAL LIABILITIES	$7,779,498	$3,264,902

Preferred Stock, Series C, $.0001 par value, 1,733,221 shares
Authorized, 1,733,221 and 0 shares issued and outstanding	$4,333,053	$—

Stockholders’ Equity (Deficit)
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	$1	$1
Common Stock, $.01 par value, 25,000,000 shares authorized
16,722,825 and 14,146,024 shares issued and outstanding	167,228	141,461
Preferred Rights	40,000	40,000
Additional Paid In Capital	55,083,783	50,042,582
Treasury Stock	(3,175,515)	(4,152,750)
Accumulated Other Comprehensive Income	4,822,094	2,495,629
Accumulated Deficit	(54,800,910)	(40,383,731)
Total DynaResource, Inc. Stockholders’ Equity	2,136,681	8,183,192
Non-controlling Interest	(6,461,950)	(6,181,229)

TOTAL EQUITY (DEFICIT)	$(4,325,269)	$2,001,963

TOTAL LIABILITIES AND EQUITY	$7,782,282	$5,266,865

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

	2015	2014

REVENUES	$944,910	$1,476,188
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	141,737	233,017
Mine Operating Costs	438,484	100,255
Pre-Pilot Production Costs	2,444,469	2,826,271
Property Holding Costs	394,535	555,468
General and Administrative	3,988,331	2,438,025
Depreciation and Amortization	128,513	56,468
Total Operating Expenses	7,536,069	6,209,504

NET OPERATING LOSS	(6,591,159)	(4,733,316)

OTHER INCOME (EXPENSE)
Foreign Currency Translation Gains/Losses	(2,479,449)	(1,585,392)
Interest Expense	(240,129)	(209,553)
Inducement Expense	(826,347)	—
Derivatives Adj. Mark-to-Market Gain (Loss)	(204,279)	—
Other Income (Expense)	720	203
Total Other Income (Expense)	(3,749,484)	(1,794,742)

NET LOSS BEFORE TAXES	(10,340,643)	(6,528,058)

TAXES	—	—

NET LOSS	$(10,340,643)	$(6,528,058)
Deemed Dividend for Series B Preferred	—	(668,952)
Cumulative Dividend for Series C Preferred	(87,374)	—
Accretion of Preferred Stock to Redemption	(4,637,179)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$560,643	$536,357
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	(14,504,553)	(6,660,653)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.:

Basic and Diluted Loss per Common Share	$(.92)	$(.55)

Weighted Average Shares Outstanding, Basic
And Diluted	15,819,701	12,196,353

OTHER COMPREHENSIVE LOSS
NET LOSS PER ABOVE	$(10,340,643)	$(6,528,058)
Foreign Currency Translation Gains/Losses	(2,326,465)	(1,408,613)
TOTAL OTHER COMPREHENSIVE LOSS	(2,326,465)	(1,408,613)
TOTAL COMPREHENSIVE LOSS	$(12,667,108)	$(7,936,671)

ATTRIBUTABLE TO:
EQUITY HOLDERS of DynaResource, Inc.	$(12,947,030)	$(7,435,549)
NON-CONTROLLING INTEREST	$279,922	$(501,122)
	(12,667,108)	(7,936,671)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred		Preferred	Preferred				Additional			Other
	Series A	Series A	Series B	Series B	Common	Common	Pref.	Paid In	Treasury	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Capital	Shares	Amount	Income	Deficit	Total

Balance, January 1, 2014	1,000	1	460,446	46	11,052,008	110,520	40,000	43,848,644	291,505	(707,750)	1,087,016	(34,392,030)	9,986,447

Sale of Series B
Preferred Shares			266,200	27				1,330,973					1,331,000
Advances Converted to Common Shares					4,391	45		11,288					11,333
Series B Pref. Converted to Common Shares			(726,646)	(73)	1,453,292	14,533		(14,460)					—
Sale of Common Shares					303,000	3,030		754,470					757,500

Beneficial Conversion Feature on Pref. Stock								668,952					668,952
Deemed Dividend P.S								(668,952)					(668,952)
Common Stock Issued for Investment					1,333,333	13,333		3,986,667	1,333,333	(4,000,000)			—
Purchase of Treasury Shares									3,175	(7,500)			(7,500)
Issuance of Treasury Shares for Services								125,000	(250,000)	562,500			687,500
Other Comprehensive Income											1,408,613		1,408,613
Net Loss												(6,528,058)	(6,528,058)
Non-Controlling Interest												536,357	536,357

Balance, December 31, 2014	1,000	1	—	—	14,146,024	141,461	40,000	50,042,582	1,378,013	(4,152,750)	2,495,629	(40,383,731)	8,183,192

Sale of Common Shares					1,169,500	11,695		2,906,055					2,917,750
Issuance of Treasury Shares			—	—	750,000	7,500		1,297,500	750,000	(1,305,000)			—
Issuance of Common Shares for Services					250,000	2,500		432,500					435,000
Distribution of TS for Services								(515,700)	(1,015,700)	2,282,235			1,766,535
Conversion of Notes to Common Shares					337,162	3,372		839,532					842,904
Conversion of Advances to Common					70,000	700		174,300					175,000
Inducement Expense								826,347					826,347
Issuance of Warrants---Golden Post								(3,025,758)					(3,025,758)
Derivatives from Golden Post Preferred Stock								2,106,425					2,106,425
Accretion Expense due to Golden Post Pref Stock												(4,637,179)	(4,637,179)
Fractional Shares					139
Other Comprehensive Income											2,326,465		2,326,465
Net Loss												(10,340,643)	(10,340,643)
Non-Controlling Interest												560,643	560,643

Balance, December 31, 2015	1,000	1	—	—	16,722,825	167,228	40,000	55,083,783	1,112,313	(3,175,515)	4,822,094	(54,800,910)	2,136,681

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,340,643)	$(6,528,058)
Adjustments to reconcile net loss to cash
(used in) Operating activities
Issuance of Common Stock for Services	435,000	687,500
Distribution of Treasury Shares	1,766,535	—
Adjustment on Derivatives – Mark-to-Market	204,279	—
Inducement Expense	826,347	—
(Gain) Loss on Disposition of Assets	—	(5,930)
Depreciation and Amortization	125,164	56,468

Change in Operating Assets and Liabilities:
Accounts Receivable	(141,109)	(21,652)
Receivables from Affiliate	(8,877)	(8,398)
Inventories	(14,642)	(111,058)
Foreign Tax Receivable	(463,499)	65,591
Other Assets	19,257	—
Accounts Payable	183,914	119,015
Accrued Liabilities	299,196	791,944
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(7,109,078)	(4,954,578)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property	(669,428)	(79,545)
Other Assets	—	1,102
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(669,428)	(78,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock, Series B	—	1,331,000
Proceeds from Promissory Notes	—	203,500
Proceeds from Promissory Notes—Related Party	—	250,000
Proceeds from Advances—Related Party	325,000	—
Proceeds of Sale of Common Stock	2,917,750	757,500
Payments of Notes Payable	(228,570)	—
Proceeds from Sale of Preferred Stock Series C	3,955,000	—
Loan from Non-Controlling Interest	—	139,349
Purchase of Treasury Stock	—	(7,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,969,180	2,673,849

Effect of Foreign Exchange	2,480,966	1,466,787

NET INCREASE (DECREASE) IN CASH	1,671,640	(892,385)

CASH AT BEGINNING OF PERIOD	250,959	1,143,344

CASH AT END OF PERIOD	$1,922,599	$250,959

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$175,467	$42,794
Cash Paid for Income Taxes	$—	$—

NON CASH TRANSACTIONS
Redemption of Preferred Stock, Series B for Common Stock	$—	$14,533
Accrued Interest Conversion to Common Stock	$38,043	$166,025
Note Conversion to Common Stock	$842,904	$11,333
Issuance of Preferred Stock C—Derivative Liabilities	$5,178,458	$—
Accretion of Preferred Series C to Redemption Value	4,637,179	—
Additional Issuance of Preferred Stock Series C	$333,053	$—
Issuance of Common Stock for Treasury Stock	$1,305,000	$4,000,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

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

Investments in Affiliates

The Company owns a 19.92% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”. The Company accounts for this investment using the cost basis.

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

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of December 31, 2015 and 2014, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of December 31, 2015 and December 31, 2014 are $597,012 and $209,061, respectively.

Inventory

The Company commenced test mining and milling (pilot production) activities in the 2nd quarter, 2014. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, and gravity concentrates, and gravity tailings or flotation feed material. The inventories are $98,056 and $100,000 as of December 31, 2015 and December 31, 2014, respectively.

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

As of December 31, 2015, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracia Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

Mining Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight line method once production begins. As of December 31, 2015, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 69,121 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of December 31, 2015 and 2014, no indications of impairment existed.

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

Pre Pilot-Production Costs

During 2015, the Company has conducted rehabilitation activity at the San Pablo mine, and has refurbished the Pilot Mill Facility at San Jose de Gracia and, in general is preparing for test mining and pilot milling (“Pilot Production”) Operations. The costs associated with the rehabilitation, preparation, clean up and facilitation of this process are expensed as pre pilot-production costs.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended December 31, 2015 and December 31, 2014 (Mexican Pesos per one U.S. dollar):

		Dec 31, 2015	Dec 31, 2014

Current exchange rate	Pesos	17.34	14.76

Weighted average exchange rate for the period ended	Pesos	15.87	13.29

The Company recorded currency transaction losses of $(2,479,449) for the year ended December 31, 2015 and $(1,585,392) in 2014.

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended December 31, 2015 and December 31, 2014, the Company’s components of comprehensive income were foreign currency translation adjustments.

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

The Company had 4,161,189 warrants outstanding at December 31, 2015, which upon exercise, would result in the issuance of 4,161,189 shares of common stock. As the Company incurred a net loss during the period ended December 31, 2015, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive and, therefore, have been excluded from the computation.

Fair value of financial instruments

The Company’s financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivable and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and the Company’s incremental risk adjusted borrowing rate.

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

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2015. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of December 31, 2015 and December 31, 2014, respectively, were as follows:

	2015	2014

Gravity Tailings (Flotation Feed Material)	$98,056	$100,000
Total Inventories	$98,056	$100,000

NOTE 3 – PROPERTY

Property consists of the following at December 31, 2015 and December 31, 2014:

	2015	2014

Mining camp equipment	$402,212	$702,543
Transportation equipment	301,074	222,988
Machinery and equipment	509,298	106,189
Office furniture and fixtures	75,829	75,829
Office equipment	170,581	65,032
Sub-total	1,458,994	1,172,581
Less: Accumulated depreciation	(823,044)	(967,207)
Total Property	$635,950	$205,374

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $128,513 and $56,468for the years ended December 31, 2015 and 2014, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at December 31, 2015 and December 31, 2014:

	2015	2014
San Jose de Gracia (“SJG”):

Total Mining Concessions	$4,132,678	$4,194,439

Amortization expense was $nil and $nil for the years ended December 31, 2015 and 2014, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2015, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 / Share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of December 31, 2015 and December 31, 2014 to be $70,000 and $70,000, respectively. The loss was taken to “other income (loss)” on the income statement in previous years.

The Company has advanced funds to DynaNevada on a regular basis in order for DynaNevada to meets its basis filing and reporting obligations with the Mexican authorities relating to tax returns and paying taxes on its mining concessions. As of December 31, 2015 and December 31, 2014, the advances totaled $159,143 and $172,968, respectively.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

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

On June 30, 2015, the Company entered into conversion agreements with six (6) note holders. Principal and interest in the amount of $809,784 plus $33,120 of accrued interest (total of $842,904) was contracted to convert into 337,162 common shares. In addition, 337,162 warrants are to be issued which provide the option to purchase common shares at $2.50, with all warrants expiring December 31, 2017. The Company recorded $826,347 inducement expense related to these conversion transactions. On August 17, 2015, these common shares and warrants were issued.

The company evaluated the application of ASC 470-50 and ASC 470-60 and determined that the Notes were not substantially different. As a result, it was concluded that the revised terms constituted a debt modification rather than a debt extinguishment.

At December 31, 2015, the principal and capitalized interest balance on the remaining Series I Notes was $793,125, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $956,250. The principal balance on the Note—Related Party was $0 and $250,000 for the years ended December 31, 2015 and 2014, respectively. The accrued interest for these notes was $29,883 and $109,292 as of December 31, 2015 and 2014, respectively.

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

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of December 31, 2015 and December 31, 2014 are as follows:

Deferred Tax Asset Related to:

	2015	2014
Prior Year	$13,652,086	$11,626,008
Tax Benefit for Current Year	3,883,714	2,026,078
Total Deferred Tax Asset	17,535,800	13,652,086
Less: Valuation Allowance	(17,535,800)	(13,652,086)
Net Deferred Tax Asset	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $50,159,000 at December 31, 2015, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2015.

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

United States:	2012 to 2015
México:	2011 to 2015

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At December 31, 2015 and December 31, 2014, there were 1,000 and 1,000 shares of Series A Preferred Stock outstanding, respectively. The par value changed from $1.00 to $0.0001 in 2012.

Series B Preferred Stock

The Company designated 1,000,000 shares of its Preferred Stock as Series B, having a par value of $0.0001 per share.  Holders of the Series B Preferred Shares held the right to convert into Common Stock of the Company on the following schedule:

Date of Conversion	# of Common Shares Received on Conversion For Each Preferred Share	# of Common Stock Warrants Received On Conversion for Each Preferred Share	Company Can Force the Option?
April 1 to December 31, 2014	2	0	N
July 1 to Dec 31, 2014	1.5	.75	N
January 1 to June 30, 2015	1	1	N
July 1 to December 31, 2015	1	0	Y

The holders of Series B Preferred Shares did not have voting rights and were not entitled to receive a dividend.

During the years ended December 31, 2015 and 2014, the Company issued 0 and 266,200 shares, respectively of Series B preferred shares for $1,331,000 cash. In the year 2014, each share is convertible into 2 common shares at the option of the holder. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $668,952. The beneficial conversion feature was fully amortized and recorded as a deemed dividend in 2014.

At June 30, 2014, all Series B Preferred Shares were converted to common shares: 726,646 shares of Preferred B converted to 1,453,292 common shares.

On May 4, 2015, the Company filed a certificate of elimination of the Series B convertible preferred shares, and thereby eliminating the Series B preferred shares. Therefore, as of December 31, 2015, no Series B Preferred Shares were outstanding.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares were originally convertible to common shares at $2.50 per share, through February 20, 2020. As of December 31, 2015, the share exercise price was reset to $2.41 per share due to anti-dilution provisions. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below.

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company

  On May 6, 2015, the Company, Golden Post Rail, LLC, a Texas limited liability company (“Golden Post”), and Mr. Koy W. (“K.D.”) Diepholz, Chairman-CEO of the Company entered into a Securities Purchase Agreement (the “SPA”). Pursuant to the SPA, Golden Post acquired the following securities:
56

a)	1,600,000 shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred”) at a purchase price of $2.50 per share ($4M USD), plus an additional 133,221 shares of Series C Preferred pursuant to anti-dilution provisions. The Series C Preferred is entitled to receive dividends at the per share rate of four percent (4%) per annum, ranks senior (in priority) to the Common Stock, the Series A Preferred Stock, and each other class or series of equity security of the Company. The Series C Preferred was originally convertible into Common Stock of the Company at the price of $2.50 per share, and is entitled to anti-dilution protection for (i) subsequent equity issuances by the Company and (ii) changes in the Company’s ownership of DynaResource de México SA de CV (“DynaMéxico”). Due to reset provisions at December 31, 2015, the price has been adjusted to $2.41 per share. The Series C Preferred is also entitled to preemptive rights, and the holder has the right to designate one person to the Company’s Board of Directors as a Class III director.
b)	A Common Stock Purchase Warrant (the “Golden Post Warrant”) for the purchase of 2,166,527 shares of the Company’s Common Stock, originally at an exercise price of $2.50 per share, and expiring June 30, 2020. The anti-dilution protections contained in the terms of the Series C Preferred are essentially replicated in the Golden Post Warrant. As of December 31, 2015, the pricing of the warrants was reset to $2.41 per share due to anti-dilution provisions.
2.	On May 6, 2015, the Company executed a Promissory Note (the “Golden Post Note”) payable to Golden Post in the principal amount of $500,000, and bearing interest at 8%. The principal amount of the Golden Post Note and accrued interest to June 30, 2015 of $6,000 were credited against amounts payable to the Company pursuant to the Securities Purchase Agreement described above.
3.	Pursuant to the SPA, the Company executed a Registration Rights Agreement pursuant to which Golden Post may require the Company to register the shares of Common Stock which may be issued upon the conversion of the Series C Preferred and the shares of Common Stock issuable upon the exercise of the Warrant, including any additional shares of Common Stock issuable pursuant to anti-dilution provisions.

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $2,419,359 in connection with the Series C Preferred Shares, and $2,963,378 in connection with the Golden Post warrants. Additionally, the Company fully accreted the discount related to the Series C Preferred Shares and the Golden Post warrants in the amount of $4,637,179, which is reflected “below” the net income (loss) amount. Also in the current year, the Company reported $87,374 for redemption of dividend for Golden Post Rail related to its 4% dividend terms. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Cumulative dividends on the Preferred C shares amounted to $87,374 in 2015.

Preferred Series C
Carrying Value, December 31, 2014	$–
Issuances at Fair Value, net of issuance costs	3,955,000
Bifurcation of Derivative Liability	2,152,704
Relative Fair Value of Warrants-Preferred Stock Discount	(2,106,422)
Accretion of Preferred Stock to Redemption Value	(4,637,179)
Carrying Value, December 31, 2015	4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2015 and December 31, 2014, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2015 and December 31, 2014, there were 16,722,825 and 14,146,024 shares outstanding, respectively. No dividends were paid for the years ended December 31, 2015 and 2014, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2015 and December 31, 2014, respectively.

Stock Issuances

2015 Activity

During the year ended December 31, 2015, the Company issued 407,162 common shares for the conversion of notes, accrued interest and advances at $2.50 per share. These stock issuances also included the issuance of 407,162 warrants exercisable at $2.50 per share, expiring December 31, 2017. The Company issued 1,169,500 common shares for cash at $2.50 per share, and the Company also issued 1,319,000 Warrants, with 1,020,000 of these warrants exercisable at $2.50 per share expiring December 31, 2017 and 149,500 warrants exercisable at $5 per share through December 31, 2015 and 149,500 warrants exercisable at $7.50 per share, expiring December 31, 2016.

The Company issued 2,166,527 warrants related to the Series C Convertible Preferred shares in the current year. These warrants were exercisable at $2.50 per share, and expire June 30, 2020. The exercise price has been reset to $2.41 per share due to anti-dilution provisions.

During 2015, the Company issued 750,000 common shares to Mineras de DynaResource S.A. de C.V. (“DynaMineras”, a wholly owned subsidiary) in exchange for services at a fair value of $1.74 per share. These shares are carried as Treasury Shares for consolidation purposes.

During 2015, the Company issued 250,000 shares to Dynacap Group Ltd., a related party, for services rendered at a fair value of $1.74 per share and recognized $435,000 in expense.

Treasury Stock

During the year ended December 31, 2015, the Company distributed 395,700 treasury shares to stockholders and recognized $1,187,100 expense related to same. The Company distributed 600,000 treasury shares for services rendered and recognized $1,044,000 expense for such distribution. Company recognized $51,135 in expense for the distribution of 20,000 treasury shares.

Note Conversions

As described in Note 6, Six (6) Noteholders converted principal and interest in the amount of $809,784 plus $33,120 of accrued interest (total of $842,904) into 337,162 shares of common stock ($2.50 per share). In addition, 337,162 warrants were issued, exercisable at $2.50 per share, expiring December 31, 2017.

Conversion of Advances—Related Party

The Company converted $175,000 of advances from its CEO for the issuance of 70,000 shares of common (at $2.50 per share) as well as issuing 70,000 warrants, exercisable at $2.50 per share, expiring December 31, 2017.

2014 Activity

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

In August, 2014, the Company distributed 20,000 treasury shares.

Treasury stock is accounted for by the cost method.

Warrants

2015 Activity

The Company had 4,161,189 warrants outstanding at December 31, 2015. During 2015, the Company issued 149,500 warrants at $5/share, expiring December 31, 2016 and 149,500 warrants at $7.50/share expiring December 31, 2017. The Company also issued 1,001,150 warrants at $2.50/share, expiring December 31, 2017. The Company also issued 2,166,527 warrants with anti-dilution provisions originally priced at $2.50/share and expiring June 30, 2020. These warrants have been reset to $2.41 per share pricing due to anti-dilution provisions. The Company also issued 407,162 warrants at $2.50/share, expiring December 31, 2017. Expiration of 991,150 warrants occurred during the year.

2014 Activity

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

During the years ended December 31, 2015 and 2014, no warrants were exercised.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Balance at December 31, 2013	1,151,800	$5.83	.90		$-
Granted	790,000	$6.25		$
Exercised	-	$0.00			$-
Forfeited	(682,150)	$4.69			$-

Balance at December 31, 2014	1,259,650	$5.80	.96		$-
Granted	3,892,689	$6.25			$-
Exercised	-	$-			$-
Forfeited	(991,150)	$4.69			$-

Balance at December 31, 2015	4,161,189	$5.80	.96		$-

Exercisable at December 31, 2015	4,161,189	5.80	.96		$-

NOTE 9 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $81,500 and $86,250 to Dynacap Group, Ltd. (an entity controlled by an officer of the Company) for consulting and other fees during the years ended December 31, 2015 and 2014, respectively.

The Company also issued 250,000 shares of common stock in February, 2015 to Dynacap for services performed at $1.74 per share and recognized expense $435,000.

Cash Advances by Management

Company Chairman/CEO contributed $175,000 and Company CFO contributed $150,000 as advances to the Company in 2015.

The Company converted $175,000 of advances from the CEO for the issuance of 70,000 shares of common (at $2.50 per share) as well as 70,000 warrants, exercisable at $2.50 per share, expiring December 31, 2017 during 2015. These shares were issued in August, 2015.

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

On April 24, 2015 the CFO agreed to convert $250,000 principal plus $30,555 accrued interest into 115,222 common shares at $2.50/Share, with 115,222 warrants, exercisable at $2.50 per share, expiring December 31, 2017. These shares and warrants were issued on August 24, 2015.

Stock Purchases by Management

The Company issued shares at $2.50/Share for the receipt of $425,000 by the Company Chairman/CEO in 2014.

The Company CEO also received 20,000 treasury shares during the year.

DynaResource Nevada, Inc. and DynaNevada de México S.A. de C.V. (together “DynaNevada”)

The Company advanced DynaNevada $0 and $0 in the years ended December 31, 2015 and 2014, respectively, for maintenance of its corporate obligations and mining concessions. The balance for the years ended December 31, 2015 and 2014 are $159,143 and $172,968, respectively.

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

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia was dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $104,250 USD), commencing in 2014. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

In September 2008, the Company entered into a 37-month lease agreement for its corporate office.  In August, 2011 and then in August 2012, the Company entered into a one-year extension of the lease through August 31, 2016. The Company paid rent expense of $55,764 and $49,600 related to this lease for the years ended December 31, 2015 and 2014, respectively.

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

Damages Awarded to DynaMéxico in México Litigation

On October 5, 2015, DynaResource de México SA de C.V. (“DynaMéxico”), was awarded in excess of $48 M USD (Forty-Eight Million Dollars) in damages from Goldgroup Resources, Inc. (the “Goldgroup Damages”) by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the Goldgroup Damages and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”). The October 5, 2015 Resolution is described below; See Part II, Item 1., Legal Proceedings.

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

NOTE 11 – DERIVATIVE LIABILITIES

Preferred Series C Stock

As discussed in Note 8, the Company analyzed the embedded conversion features of the Series C Preferred Stock and determined that the stock qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

Annual volatility rate	134%
Risk free rate	1.76%
Holding Period	5 years
Fair Value of common stock	$1.65

For the year ended December 31, 2015, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2015 and 2014:

Year Ended	2015	2014
Fair value of derivative (stock), beginning of year	$—	$—
Gain on change in fair value of derivative	266,659	—
Fair value of derivative on the date of issuance	2,152,700	—
Fair value of derivative, December 31, 2015	$2,419,359	$—

Preferred Series C Warrants

In addition, as discussed in Note 8, the Company analyzed the embedded conversion features of the Series C Preferred Stock and determined that the Warrants qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

Annual volatility rate	134%
Risk free rate	1.76%
Holding Period	5 years
Fair Value of common stock	$1.65

For the year ended December 31, 2015, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2015 and 2014:

Year Ended	2015	2014
Fair value of derivative (warrants), beginning of the year	$—	$—
Gain on change in fair value of derivative	(62,380)	—
Fair value of derivative on the date of issuance	3,025,758	—
Fair value of derivative, December 31, 2015	$2,963,378	—

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the years ended December 31, 2015 and 2014, respectively were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Beginning balance	$(6,181,229)	$(5,680,107)
Operating income (loss)	(560,643)	(536,357)
Share of Other Comprehensive Income (loss)	279,922	35,235
Ending balance	$(6,461,950)	$(6,181,229)

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

Fair Value Measurement at December 31, 2015 Using:

	December 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	—	—	—	—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$5,382,737	—	—	5,382,737
Totals	$5,382,737	$—	$—	$5,382,737

Fair Value Measurement at December 31, 2014 Using:
Assets:
None	—	—	—	—
Totals	$—	$—	$—	$—

Liabilities:
None	—	—	—	$—
Totals	—	—	—	$—

NOTE 14 – SUBSEQUENT EVENTS

Revenues from Previous Delivery and Sale of Gold Concentrates (2015)

On January 11 and January 13, 2016, DynaMineras reported the receipt of a total of $141,106 USD as payment for the sale of gold concentrates delivered December 31, 2015. This amount was recorded as accounts receivable at December 31, 2015.

Gold Concentrate Deliveries for Sale (2016)

On January 28, 2016, DynaMineras reported the delivery for sale of 300 gross Oz gold concentrates (exact weights in gold and silver oz. to be determined at final settlement);

On February 5, 2016, DynaMineras reported the delivery for sale of 440 gross Oz gold concentrates (exact weights in gold and silver oz. to be determined at final settlement);

On February 19, 2016, DynaMineras reported the delivery for sale of 600 gross Oz gold concentrates (exact weights in gold and silver oz. to be determined at final settlement);

On March 4, 2016, DynaMineras reported the delivery for sale of 625 gross Oz gold concentrates (exact weights in gold and silver oz. to be determined at final settlement);

On March 21, 2016, DynaMineras reported the delivery for sale of 350 gross Oz gold concentrates (exact weights in gold and silver Oz to be determined at final settlement);

Revenues from the Delivery and Sale of Gold Concentrates (2016)

DynaMineras reports receipts in the total amount of $1,650,831 USD as payment for the delivery and sale of gold concentrates in 2016, through April 2, 2016.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our Accountants.

Item 9A.      Controls and Procedures

Evaluation of Disclosure on Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The Company evaluated the effect of the financial statement revisions related to fiscal years December 31, 2011, December 31, 2012 and December 31, 2103 in accordance with Staff Accounting Bulletin (“SAB”) 99 and SAB 108, and determined that the impact of the revisions on its previously filed annual financial statements for those periods were not material. The revisions that were made to prior periods as Notes 13, when taken as a whole, did not result in a material effect on the financial statements of the Company. Accordingly, our original conclusion on the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2014 is unchanged.

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

Based upon an evaluation conducted for the period ended December 31, 2015, our Chief Executive and Chief Financial Officer as of December 31, 2015 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified no material weakness in our internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2015. Based on its evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective and contained no material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B.         Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The Company has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on our website at www.dynaresource.com and we will post any amendments to, or waivers from, the code of ethics on that website.

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

Name	Age	Position	Held Since
K. W. (“K.D.”) Diepholz 1303 Regency Court	58	Chairman of The Board CEO/President	May 1995 May 1997
Southlake, Texas 76092		Treasurer	May 1997

Dr. Jose Vargas Lugo Enrique Dunant Y5 de Mayo #963 L-3 Fracc, Los Parques Guamuchil, Sin CP 81460	56	Director of Operations - México, President - México Operations; Board Member	August 2011 May 2013 August 2013

Robert (“Chip”) Allender, Jr. 5730 East Windrose Drive Scottsdale, AZ 85254	61	Executive Vice President Director of Mining Operations, Board Member	October 2014 December, 2014
Pedro Ignacio Teran Cruz Sierra Grande #134 Fraccionamiento Lomas de Mazatlán Mazatlán, Sinaloa México 82110	54	Executive Vice President, Director of Exploration and Resource Development; Board Member	2008-2013; March 2015 December, 2014
David Hall 1112 Babbling Brook Lewisville, Texas 75067	58	Executive Vice President, Chief Financial Officer, Board Member	April 2014 December, 2014

Bradford J. Saulter 7618 Straits Lane Rowlett, Texas 75088	54	Vice President – Investor Relations	May 1998

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

Dr. Jose Vargas Lugo. Dr. Vargas is a licensed physician with graduate from the Universidad Nacional Autonoma de México (UNAM) and is a 4th year law student at Universidad Autonoma de Sinaloa (UAS). Dr. Vargas commenced his relation with the mining business with Minera Industrial Peñoles as a Medical Assistant to the Mining Services Division of Peñoles in Fresnillo, Zacatecas. Since 1993, Dr. Vargas has been a supplier of industrial goods and services in and around the municipalities of Sinaloa de Leyva and Mocorito Sinaloa. Dr. Vargas has worked with companies such as Compañía Minera El Rosarito, which was conducting operations at San Jose de Gracia during the period 1993 – 1995. Dr. Vargas later provided services and supplies to Mineras Finesterre at San Jose de Gracia, and to Minera Pangea, which was owned by Queenstake Resources, then Nevada Pacific, and now US. Gold. Dr. Vargas began working with DynaResource de México in spring 2000; as it commenced activities to acquire and consolidate the San Jose de Gracia District. Over the past + 10 Years, Dr. Vargas has proven to be an integral part of the Company’s activities at San Jose de Gracia and in Sinaloa State; involved in all facets of the Company’s business. Dr. Vargas has proven instrumental in the areas of public relations, community relations, governmental affairs, environmental matters, and overall management of the company’s business activities in México.

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

Pedro Ignacio Teran Cruz. Mr. Teran is a graduate Geologist from the Universidad de Sonora, México. He has over 28 years’ experience in mineral exploration, mine development is a successful and respected Geological Consultant in México, and is credited with defining significant resources at several projects. From 1986 to 1992, he was Project Geologist for Minera Real de Angeles, SA de CV (Frisco/Placer Dome Inc, now Alamos Gold), in which under his participation, explored and discovered the "Mulatos Gold Deposit" Sonora, México, and later as a Project Manager, the "San Felipe Gold Project" BC, México, both now in production. From 1992 to 1996, Mr. Teran worked as a Mine Geologist with Hecla Mining Co and explored and advanced into production the open pit "La Choya Gold Mine". From 1996 to 1999, Mr. Teran worked as Geology Superintendent for Compañía Minera Lluvia de Oro (Santa Cruz Gold, Now NWM Mining Corp.) and at the open pit "Lluvia de Oro Gold Mine", Sonora, México. From 1999 to 2001, Mr. Teran worked as a Consultant Geology due diligences for Tara Gold Resources in several projects located in la Sierra Madre Occidental. From 2001 to 2005, he worked as Manager of Geology Department for the Compañía Minera Pangea SA de CV (Queenstake Resources, Nevada Pacific and now McEwen Mining), in the "El Magistral Gold Mine" Sinaloa, México. Under his direction of exploration, the reserves were increased substantially and formed part of the team to put the project in production. During 2005 and part of 2006, Mr. Teran worked as Data Manager for Linear Gold Corp. in the "Ixhuatan Project" Chiapas, México. He built the computer block model and Resources Estimation. From 2006 to 2008, he worked as Project Manager for Pediment Exploration Ltd., now Argonaut Gold Inc. in the "San Antonio Gold Project" located in BCS, México.

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

Item 11.       Executive Compensation

The following officers received the following compensation for the years ended December 31, 2015 and 2014. These officers do not have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation *
K.W. (“K.D.”) Diepholz, CEO/President	2015 2014	$225,000 $225,000	None None	$174,000 None	None None	None None	None None	$7,000 $28,145
Dr. Jose Vargas Lugo; EVP., President of México Operations	2015 2014	$90,000 $90,000	None	None $412,500	None None	None None	None None	None None
Robert (“Chip”) Allender, Jr., EVP. Dir of Operations	2015 2014	$162,500 $8,125	None None	$130,500 None	None None	None None	None None	None None
David S. Hall, CFO Pedro Ignacio Teran Cruz, Dir. of Exp. and Resource Dev.	2015 2014 2015 2014	$90,000 $90,000 None None	None None None None	None $206,250 None None	None None None None	None None None None	None None None None	None None None None
Bradford J. Saulter, VP, Investor Relations	2015 2014	$72,000 $72,000	None None	None None	None None	None None	None None	None None

 * As disclosed in the financial statements, the Company paid consulting fees to Dynacap Group, Ltd.

	Option Awards					Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) unexercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested
K.W. (“K.D.”) Diepholz CEO/President	None	None	None	N/A	N/A	None

Dr. Jose Vargas Lugo President of México Operations	None	None	None	N/A	N/A	None

Robert (“Chip”) Allender, Jr. Director of Mining Operations	None	None	None	N/A	N/A	None

Pedro Ignacio Teran Cruz Director of Exploration and Resource Development	None	None	None	N/A	N/A	None

David S. Hall CFO	None	None	None	N/A	N/A	None

Bradford J. Saulter, V. P. Investor Relations	None	None	None	N/A	N/A	None

 Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of December 31, 2015 based on 16,722,825 common shares issued and outstanding as of December 31, 2015.

COMMON SHARES	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman, CEO	1303 Regency Court Southlake, Texas 76092	1,865,000	11.49%

Common Stock	Dr. Jose Vargas Lugo President of Mexican Operations, Director	Enrique Dunant Y5 de Mayo #963 L-3 Fracc, Los Parques Guamuchil, Si. CP 81460	274,508	1.69%
Common Stock	Robert (“Chip”) Allender, Jr. Executive V.P., Director, Mining Operations, Director	5730 East Windrose Drive Scottsdale, AZ 85254	75,000	0.40%

Common Stock	Pedro Ignacio Teran Cruz Executive Vice President, Director of Exploration and Resource Development, Director	Sierra Grande #134 Frac. Lomas de Mazatlán Mazatlán, Sinaloa México 82110	37,500	0.20%
Common Stock	David Hall, Executive V.P, CFO, Director	1112 Babbling Brook Lewisville, Texas 75067	290,217	1.73%
Common Stock	Bradford J. Saulter VP., Investor Relations	7618 Straits Lane Rowlett, Texas 75088	112,531	0.70%

	All Officers, Directors and Beneficial Owners as a Group (6 Persons)		2,654,756	16.21%

None of the Shares described above are subject to options which are either (a) vested, or, (b) will vest within 60 days.

OPTIONS/WARRANTS

The officers and directors and those 5% beneficial owners held the following options/warrants as of December 31, 2015:

Chairman/CEO K.D. Diepholz holds 70,000 Warrants exercisable at $2.50 per share and expiring December 31, 2017; and 20,000 Warrants exercisable at $ 7.50 per share and expiring December 31, 2016. CFO David Hall holds 115,222 Warrants exercisable at $2.50 per share expiring December 31, 2017.

PREFERRED SHARES (SERIES A)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series “A”	K.W. (“K.D.”) Diepholz, CEO	1303 Regency Court Southlake, Texas76092	1,000	100.0%

PREFERRED SHARES (SERIES C)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series “C”	Golden Post LLC.	1110 Post Oak Place Westlake, Texas76262	1,733,221	100.0%

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The Company has paid cash remuneration for services to Dynacap Group, Ltd., a private consulting firm.  Mr. K.W. Diepholz - Chairman and CEO of the Company is the Manager of Dynacap Group, Ltd.

The following has been paid for the years ended December 31, 2015 and 2014:

In 2015, the Company paid $81,500 to Dynacap Group, Ltd. for consulting and other fees,

In 2015, the Company distributed 250,000 of its common shares to Dynacap and recognized 435,000 of expense;

In 2014, the Company paid $86,250 to Dynacap Group, Ltd. for consulting and other fees.

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

Item 14.         Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2015 and 2014 was $71,000 and $108,155, respectively.

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

____________________________

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

DYNARESOURCE, INC.
	By:	/s/ K.W. (“K.D.”) DIEPHOLZ
Dated: April 8, 2016		K.W. (“K.D.”) Diepholz, Chairman of the Board of Directors and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ K.W. (“K.D.”) DIEPHOLZ K.W. (“K.D.”) Diepholz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 8, 2016
/s/ DAVID S. HALL David S. Hall	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2016

