Form 10-Q
period 2016-03-31
DYNARESOURCE INC
filed 2016-05-13
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [ ] No [X]

As of May 13, 2016, there were 16,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-5
	Notes to Unaudited Financial Statements	6-9

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	11-20
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	20
ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	21

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	23

ITEM 3.	Default Upon Senior Securities	23

ITEM 4.	Mine Safety Disclosures	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

PART I

ITEM 1.          FINANCIAL STATEMENTS

DYNARESOURCE, INC.

Consolidated BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,001,650	$1,922,599
Accounts Receivable	322,783	145,650
Inventories	278,234	98,056
Foreign Tax Receivable and Other Current	735,576	603,076
Total Current Assets	3,338,243	2,769,381

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $840,180 and $823,044)	643,323	635,950
Mining Concessions	4,132,678	4,132,678
Investments in Affiliate	70,000	70,000
Receivables from Affiliate	159,576	159,143
Other Assets	20,009	20,130

TOTAL ASSETS	$8,363,829	$7,787,282

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$254,264	$259,762
Convertible Notes Payable	956,250	956,250
Due to Non-Controlling Interest	231,500	231,500
Advances—Related Party	150,000	150,000
Accrued Expenses	874,168	799,249
Derivative Liabilities	5,178,458	5,382,737
Total Current Liabilities	7,644,640	7,779,498

TOTAL LIABILITIES	7,644,640	7,779,498

Preferred Stock, Series C, $.0001 par value, 1733,221 Shares Authorized, 1,733,221 Shares Issued and Outstanding	$4,333,053	$4,333,053
Stockholders’ Equity:
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 Issued and Outstanding	$1	$1
Preferred Stock, $.0001 par value, 19,000,000 shares
Authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 25,000,000 shares authorized,
16,722,825 and 16,722,825 shares issued and outstanding	167,228	167,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	55,083,783	55,083,783
Treasury Stock	(3,175,515)	(3,175,515)
Accumulated Other Comprehensive Income	4,817,598	4,822,094
Accumulated Deficit	(54,058,187)	(54,800,910)
Total DynaResource, Inc. Stockholders’ Equity	2,874,908	2,136,681
Non-controlling Interest	(6,488,772)	(6,461,950)

TOTAL EQUITY (DEFICIT)	$(3,613,864)	$(4,325,269)

TOTAL LIABILITIES AND EQUITY	$8,363,829	$7,787,282

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

REVENUES	$2,008,179	$146,337
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	301,995	25,000
Mine Operating Costs	663,408	55,000
Pre-Pilot Production Costs	—	484,155
Property Holding Costs	133,084	119,612
General and Administrative	455,379	828,812
Depreciation and Amortization	13,820	11,710
Total Operating Expenses	1,567,686	1,524,289

NET OPERATING INCOME (LOSS)	440,493	(1,377,952)

OTHER INCOME (EXPENSE)
Foreign Currency Translation Gains (Losses)	99,867	(462,829)
Interest Expense	(29,883)	(110,580)
Derivatives Adj. Mark-to-Market Gain (Loss)	204,279	—
Other Income (Expense)	186	—
Total Other Income (Expense)	274,449	(573,409)

NET INCOME (LOSS) BEFORE TAXES	714,942	(1,951,361)

TAXES	—	—

NET INCOME (LOSS)	$714,942	$(1,951,361)
Cumulative Dividend for Series C Preferred	(42,737)	—
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	27,781	63,190
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS
	$699,986	$(1,888,171)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.:

Basic Income (Loss) per Common Share	$.04	$(.13)
Diluted Income (Loss) per Common Share	.04	(.13)

Weighted Average Shares Outstanding, Basic	16,722,825	14,146,024
Weighted Average Shares Outstanding, Diluted	18,572,457	14,146,024
OTHER COMPREHENSIVE LOSS
NET INCOME (LOSS) PER ABOVE	$714,942	$(1,951,361)

Unrealized Foreign Currency Translation Gains Losses)	4,496	(734,755)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	4,496	(734,755)
TOTAL COMPREHENSIVE INCOME (LOSS)	$719,438	$(2,686,116)

ATTRIBUTABLE TO:
Equity Holders of DynaResource, Inc.	$718,479	$(2,640,400)
NON-CONTROLLING INTEREST	$959	$(45,716)
	719,438	(2,686,116)

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$714,942	$(1,951,361)
Adjustments to reconcile net loss to cash
provided by (used in) Operating activities
Gain on Derivative Liabilities	(204,279)	—
Issuance of Common Stock for Services to Related Party	—	435,000
Issuance of Treasury Shares for Services	—	51,135
Depreciation and Amortization	13,820	11,710

Change in Operating Assets and Liabilities:
Accounts Receivable	(168,602)	19,496
Inventory	(171,762)	—
Receivables from Affiliate	375	2,895
Foreign Tax Receivable	(122,796)	9,729
Other Current Assets	(582)	—
Accounts Payable	(5,495)	26,000
Accrued Liabilities	71,636	151,687
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	127,257	(1,243,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property	(17,899)	—
Other Assets	—	(53,620)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(17,899)	(53,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advance from Related Party	—	250,000
Proceeds of Sale of Common Stock	—	367,749
Payment of Note Payable	—	(203,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	414,249

Effect of Foreign Exchange	(30,307)	686,860

NET DECREASE IN CASH	79,051	(196,220)

CASH AT BEGINNING OF PERIOD	1,922,599	250,959

CASH AT END OF PERIOD	$2,001,650	$54,739

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$29,883	$61,235
Cash Paid for Income Taxes	$—	$—

NON CASH TRANSACTIONS
Issuance of Common Stock for Treasury Stock	$—	$1,305,000

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Notes to the UNAUDITED Consolidated Financial Statements

March 31, 2016 and 2015

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015, the Consolidated Balance Sheets as at March 31, 2016 (unaudited) and December 31, 2015, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2016, and the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited annual consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2015.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

NOTE 2 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $159,576 and an investment balance of $70,000 as of March 31, 2016. The balances as of December 31, 2015 were $159,576 in receivables and $70,000 in investment, respectively.

NOTE 3 – CONVERTIBLE PROMISSORY NOTES

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

At March 31, 2016, the principal balance on the remaining Series I Notes was $765,000, and the principal balance on the Series II Notes was $191,250, for a total outstanding principal balance on Series I and Series II notes of $956,250. The accrued interest for these notes was $29,883 and $29,883 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock Issuances

During the three months ended March 31, 2016, No common shares or other equity instruments were issued.

Options / Warrants

During the year ended December 31, 2015 and the quarter ending March 31, 2016, no warrants were issued or exercised.

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Balance at December 31, 2014	1,259,650		$5.80	.96		$-
Granted	3,892,689		$6.25		$
Exercised	-	$				$-
Forfeited	(991,150)		$4.69			$-

Balance at December 31, 2015	4,161,189		$5.80	.96		$-
Granted	-		$-			$-
Exercised	-		$-			$-
Forfeited	-		$-			$-

Balance at March 31, 2016	4,161,189		$5.80	.71		$-

Exercisable at March 31, 2016	4,161,189		5.80	.71		$-

NOTE 5 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $36,750 to Dynacap Group, Ltd. (an entity controlled by an officer of the Company) for consulting and other fees during the three months ended March 31, 2016.

Advances from Director

A Company Director contributed $150,000 as advances to the Company in 2015, which remained outstanding at March 31, 2016.

Advances from Non-Controlling Interest Holder

The Non-Controlling interest holder has advanced a total of $ 231,500 which remained outstanding at March 31, 2016.

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

In September 2008, the Company entered into a 37-month lease agreement for its corporate office.  In August, 2011 and then in August 2012, the Company entered into a one-year extension of the lease through August 31, 2015. The Company paid rent expense of $14,940 and $17,292 related to this lease for the three months ended March 31, 2016 and 2015, respectively.

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

Damages Awarded to DynaMéxico in México Litigation

On October 5, 2015, DynaResource de México SA de C.V. (“DynaMéxico”), was awarded in excess of $48 M USD (Forty-Eight Million Dollars) in damages from Goldgroup Resources, Inc. (the “Goldgroup Damages”) by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the Goldgroup Damages and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”). The October 5, 2015 Resolution is described below; See Litigation below, and see Part II, Item 1., Legal Proceedings.

Litigation

The Company believes that no material adverse change will occur as a result of the legal actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. Further, the Company believes there is no legal basis for which to conduct arbitration proceedings. (See Part II, Item 1. Legal Proceedings.)

NOTE 7 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 20%. Changes in Non-Controlling Interest for the three months ended March 31, 2016 and 2015, respectively were as follows:

	March 31, 2016	March 31, 2015

Beginning balance	$(6,461,950)	$(6,181,229)
Operating income (loss)	(27,781)	(63,190)
Share of other comprehensive income (loss)	959	45,716
Ending balance	$(6,488,772)	$(6,198,703)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of ASC 160 as of January 1, 2009. However, this amount is only reflected in the income statement.

NOTE 8 – SUBSEQUENT EVENTS

Revenues from Previous Delivery and Sale of Gold Concentrates (First Quarter 2016)

In April 2016, DynaMineras reported the receipt of a total of $322,783 as payment for the sale of gold concentrates produced and delivered for sale in March. This amount was recorded as accounts receivable at March 31, 2016.

Gold Concentrate Deliveries for Sale (2016)

On April 11, 2016, DynaMineras reported the delivery for sale of 340 gross Oz gold concentrates produced in March 2016. These amounts were recorded as inventory at March 31, 2016.

On May 12, 2016, DynaMineras reported the delivery for sale of approximately 850 gross Oz gold concentrates (exact weights in gold and silver oz. to be determined at final settlement).

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

As of March 31, 2016 and 2015, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 10.

Fair Value Measurement at March 31, 2016 Using:

	March 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	—	—	—	—

Liabilities:
Derivative Liabilities	$5,178,458	—	—	5,178,458
Totals	$5,178,458	$—	$—	$5,178,458
Fair Value Measurement at December 31, 2015 Using:
Assets:
None	—	—	—	—

Liabilities:
Derivative Liabilities	$5,382,737	—	—	5,382,737
Totals	$5,382,737	$—	$—	$5,382,737

NOTE 10 – DERIVATIVE LIABILITIES

Preferred Series C Stock

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

For the period ended March 31, 2016, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the three months ended March 31, 2016 and year ended December 31, 2015:

Year Ended	2016	2015
Fair value of derivative (stock), beginning of year	$2,419,359	$—
Gain on change in fair value of derivative	(266,659)	266,659
Fair value of derivative on the date of issuance	--	2,152,700
Fair value of derivative, March 31, 2016	$2,152,700	$2,419,359

Preferred Series C Warrants

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

The below table represents the change in the fair value of the derivative liability during the three months ended March 31, 2016 and the year ended December 31, 2015:

Year Ended	2016	2015
Fair value of derivative (warrants), beginning of the year	$2,963,378	$—
Gain on change in fair value of derivative	62,380	(62,380)
Fair value of derivative on the date of issuance	--	3,025,758
Fair value of derivative, March 31, 2016	$3,025,758	2,963,378

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

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report on Form 10-K is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the DynaMéxico 43-101 Mineral Resource Estimate compiled for DynaResource de Mexico SA de CV, under Canadian National Instrument 43-101 and filed by the Company with SEDAR, are not disclosed in this Form 10-Q. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

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

The DynaMéxico NI 43-101 Mineral Resource Estimate prepared by Mr. Robert Sandefur for the DynaMéxico NI 43-101 Technical Report included Indicated Resources at Tres Amigos and San Pablo. The “DynaMéxico NI 43-101 Mineral Resource Estimate also included an Inferred Resource for the four vein systems. Table summaries of Indicated and Inferred Resources are contained in the DynaMéxico NI 43-101 Mineral Resource Estimate. The DynaMéxico NI 43-101 Mineral Resource Estimate has been filed, along with the DynaMéxico NI 43-101 Technical Report, on SEDAR; but is not disclosed in this Form 10-Q.

Updated Technical Report According to Canadian National Instrument 43-101 (2012)

The Company received from DynaMéxico, an updated Technical Report according to Canadian National Instrument 43-101, which included the DynaMéxico NI 43-101 Mineral Resource Estimate (the “Updated DynaMéxico NI 43-101 Technical Report”). The Updated DynaMéxico NI 43-101 Technical Report was approved by DynaMéxico, and filed by the Company on SEDAR; but is not disclosed in this Form 10-Q.

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

The total Advances made by DynaMineras to DynaMéxico under the EAA, as of March 31, 2016, is $6,000,000. In Addition, DynaOperaciones has incurred payroll and related expenditures in the amount of $2,276,029, which amount has been loaned to DynaOperaciones by DynaMineras, and which amount has not been charged to DynaMéxico under the terms of the EAA.

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

Period	Total Tons Mined & Processed (Gravity Only)	Reported Mill Feed Grade (g/t Au)	Reported Recovery	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2014	5,156	12.45	~45%	929	830

Period	Total Tons Mined and Processed (Gravity + Flotation)	Reported Mill Feed Grade (g/t Au)	Reported Recovery	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2014	3,694	7.86	~80%	747	608

Test Underground Mining and Pilot Mill Operations (2015)

In July, 2015 The Company commenced a capital investment program designed to increase tonnage and output from the test mining operations and pilot mill operations, and to increase volume and output through the pilot mill facility. Through DynaMineras, the Company was engaged in the implementation of this capital investment program from July through December, 2015. As a result of the capital investment program, DynaMineras projected test mining and pilot milling volumes to approach 100 tons/day of mineralized material, in the first quarter, 2016.

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

Land Use and Rental ($83,000);

Summary of Test Mining and Pilot Mill Operations

DynaMineras reports the following summary of its test mining and pilot milling operations during 2015:

Period	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.3	78%	1,495	1,308

Test Underground Mining and Pilot Mill Operations (First Quarter 2016)

At March 31, 2016, the DynaMineras reports the following summary of its test mining and pilot milling operations conducted in the first quarter, 2016:

Period	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
January, 2016 February, 2016 March, 2016 First Quarter, 2016	2,521 2,985 3,085 8,591	11.3 16.6 11.45	80% 76.5% 78%	740 1,225 900 2,865	2,311

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2016; and projects the increased output of 150 tons/day from the mine and mill in the second quarter, 2016.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $2,008,179 and $144,337 for the three months ended March 31, 2016 and 2015.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past fifteen years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016 (through May 13, 2016)	$1,294	$1,077	$1,204

Source: Kitco, Reuters and the London Bullion Market Association

On May 11, 2016, the afternoon fixing gold prices were: (a) on the London Bullion Market - $1,277 per ounce; and, (b) on the New York Commodity Exchange - $1,276 per ounce.

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

Results for the Three Months Ended March 31, 2016 and 2015

In the three months ended March 31, 2015, the Company was focused on planning and preparing for the injection of capital pursuant to the capital investment program, and obtaining financing in order to improve its test mining and milling operations.

In the three months ended March 31, 2016, the Company, through its wholly owned subsidiary DynaMineras, established full test mining and pilot mill operations at San Jose de Gracia.

DynaMineras conducted limited test mining and milling operations in the first quarter of 2015. During the three months ended March 31, 2016, the test mining and pilot milling operations have yielded the underground mining and mill processing of approx. 8,591 tonnes of mineralized material, the production of approximately 2,865 gross oz. Au (and net of weight and value adjustment) approximately 2,311 oz. Au) contained in gold-silver concentrates. DynaMineras realized the receipt of $2,008,179 in revenues from the delivery and sale of gold-silver concentrates in the first quarter, 2016.

REVENUE. Revenues for the three months ended March 31, 2016 and 2015 were $2,008,179 and $146,337, respectively. The Company established full test mining and pilot milling operations in January 2016.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended March 31, 2016 and 2015 were $301,995 and $25,000, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product and are comparative with the revenue figures above.

MINE OPERATING COSTS. Mine operating costs for the three months ended March 31, 2016 and 2015 were $663,408 and $55,000, respectively. These costs are directly related to the extraction and transportation of mine tonnage.

PRE-PILOT-PRODUCTION EXPENSES. Pre Pilot-Production Expenses for the three months ended March 31, 2016 and 2015 were $0 and $484,155 respectively. The decrease in expense in 2016 was due to the establishing of full test mining and pilot milling operations in the current quarter and therefore the Company was no longer in a pre-pilot operation phase.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended March 31, 2016 and 2015 were $133,084 and $119,612, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2016 and 2015 were $1,567,686 and $1,524,289, respectively. In 2015, this included $486,135 in expenses related to issuance of share based compensation. The above expenses include depreciation and amortization amounts of $47,359 and $11,710 for the three months ended March 31, 2016 and 2015, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency transaction gain or (loss) for the three months ended March 31, 2016 and 2015 was $274,449 and $(573,409), respectively. Derivatives mark-to-market adjustments are the primary components of income $204,279 in this category, whereas no mark-to-market adjustments were in effect in the quarter ended March 31, 2015. Currency transaction gain or (loss) was $99,867 and $(462,829) for the three months ended March 31, 2016 and 2015, respectively. The reason for these fluctuations is the change in valuation of the Mexican Peso.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended March 31, 2016 and 2015 was $(27,781) and $(63,190), respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended March 31, 2016 and 2015, the Company recorded a (loss) of $(4,496) and $(734,755), respectively, which were made up of unrealized losses on currency translation.

Liquidity and Capital Resources

As of March 31, 2016, the Company had a negative working capital of $(4,306,397), comprised of current assets of $3,338,243 and current liabilities of $7,644,640. This represents an increase of $703,720 from the working capital (deficit) maintained by the Company of $(5,010,117) as of December 31, 2015, due primarily to the improvement in production in the first quarter at the San Pablo mine at San Jose de Gracia.

Net cash provided by operations for the three months ended March 31, 2016 was $127,257 compared with $(1,243,709) for the three months ended March 31, 2015. This was due to the Company’s establishing consistent test mining and pilot milling activities at San Jose de Gracia.

Net cash (used) in investing activities for the three months ended March 31, 2016 and 2015 was $(17,899) and $(53,620), respectively.

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $0 and $414,249, respectively. The primary components for the previous year are for issuance of common shares for cash of $367,749. Proceeds from financing were utilized to refurbish the pilot mill facility and to rehabilitate the San Pablo mine, and to prepare to process bulk mined samples through the mill facility.

Noncontrolling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. For the three months ended March 31, 2016 and 2015, the portion of the net loss attributable to Goldgroup was $(27,781) and $(63,190), respectively.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes the Company, through its wholly owned subsidiary DynaMineras, continuing its test mining and pilot milling operations at SJG, and increasing the volume of material processed and the amount of gold concentrates produced. The Company funds its general and administrative expenses from revenues produced from test operations at SJG. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that current cash on hand and revenues from pilot operations is adequate to fund its ongoing general and administrative expenses through 2016. The Company may seek additional financing for increased operations in the event the Board of Directors determines it is in the best interest of the Company.

Capital Expenditures

The Company’s primary activities relate to the test mining and pilot mill operations at the SJG property through its 100% owned operating subsidiary, DynaMineras. DynaMineras is conducting activities at SJG under the terms of the Exploitation Amendment Agreement (the “EAA”, or, “operating agreement”) with DynaMéxico. The Company utilized financing proceeds to advance funds to DynaMineras in order that DynaMineras could: (a) finalize its underground mining plan; (b) make improvements to the pilot mill facility; (c) acquire mining and transportation equipment; (d) engage a contract miner; and, (e) add integral management and personnel; among other things. As a result, the Company realized the commencement of contract mining at San Pablo in the fourth quarter 2015, and a full re-start of pilot mill operations at January 1, 2016.

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

Amounts Owed to DynaUSA and DynaMineras

As of March 31, 2016, DynaUSA had advanced $8,393,394 USD to DynaMineras and DynaMineras had advanced $6,000,000 USD to DynaMéxico. In addition, at March 31, 2016, DynaOperaciones has incurred payroll and related expenditures in the amount of $ 2,276,029 USD, which amounts were loaned to DynaOperaciones by DynaMineras, and which amount has yet to be charged to DynaMéxico under the terms of the EAA.

On September 5, 2014, DynaUSA issued 1,333,333 shares of its common stock to DynaMineras in exchange for the $4,000,000 receivable from DynaMéxico.

As a result, the balances owed to DynaUSA and DynaMineras by DynaMéxico as of March 31, 2016 are as following;

•	DynaMéxico owes $2,000,000 USD to DynaMineras;
•	DynaMéxico will be charged an additional $2,276,029 (at March 31, 2016); which amount will be owed to DynaMineras by DynaMéxico;
•	DynaMéxico owes $4,000,000 USD to DynaUSA; and,

As of December 31, 2012 the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of March 31, 2016.

Mineras de DynaResource (“DynaMineras”)

At March, 31, 2016, DynaMineras owes $8,393,394 to DynaUSA, as described above.

Elimination upon Consolidation

All receivables and payables among all subsidiary companies have been eliminated upon consolidation.

Future Advances to DynaMineras and DynaMéxico from DynaUSA

DynaUSA expects to make additional advances to DynaMineras and DynaMéxico. Future advances from DynaMineras to DynaMéxico will be made under the terms of the Exploitation Amendment Agreement. Other advances are agreed to be accrued in the same manner as previous receivables, until or unless otherwise agreed between DynaMéxico and DynaUSA Company.

Advances from Non-Controlling Interest Holder to DynaMéxico

In 2014, the Non-Controlling interest holder advanced $111,500 to DynaMéxico and in 2013 advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico at March 31, 2016 as amount Due to Non-Controlling Interest.

Note Receivable – Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $159,576 and an investment balance of $70,000 as of March 31, 2016.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2016, our Chief Executive Officer and Chief Financial Officer as of March 31, 2016, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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
(b)	The American Arbitration Association does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006; and,
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

See $48 M USD in Damages Awarded to DynaMéxico in México Litigation, below.

Complaint filed by Goldgroup against the May 17, 2013 Shareholders Meeting of DynaMéxico

On February 2, 2014, Goldgroup Resources Inc. filed a petition with the judge, tenth district Mazatlán, according to record 08/2014, in the ordinary commercial action, against DynaResource Inc. and DynaResource de México, S.A. de CV. Goldgroup complains against the results of the shareholders meeting of May 17, 2013, and petitions for the nullification of the meeting itself and for the nullification of the additional shares of the outstanding capital of DynaMéxico issued to DynaResource, Inc. in satisfaction of debts owed.

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

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The Company reports the following sales of equity securities during the quarterly period ending March 31, 2016:

None.

ITEM 3.          Default Upon Senior Securities

None.

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

K.W. (“KD”) Diepholz, Chairman / CEO

Date: May 13, 2016

