Form 10-Q/A
period 2016-03-31
DYNARESOURCE INC
filed 2016-05-16
CIK 1111741

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

FOR THE QUARTER ENDED MARCH 31, 2015

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016 as filed with the Securities and Exchange Commission on May 13, 2016 is to furnish Exhibits 101 to the Form 10-Q.

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

Date:   May 16, 2016

3