Form 10-Q
period 2016-06-30
DYNARESOURCE INC
filed 2016-08-19
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [ ] No [X]

As of August 17, 2016, there were 16,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3-6
	Notes to Financial Statements	7-12

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	13-22
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	22
ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	26

ITEM 3.	Default Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

CERTIFICATIONS		27-29
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION	27

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION	28

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350	29

PART I

ITEM 1. FINANCIAL STATEMENTS

DYNARESOURCE, INC.

Consolidated BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,342,830	$1,922,599
Accounts Receivable	442,164	145,650
Inventories	104,157	98,056
Foreign Tax Receivable and Other Current	799,415	603,076
Total Current Assets	3,688,566	2,769,381

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $831,911 and $823,044	582,894	635,950
Mining Concessions	4,132,679	4,132,678
Investments in Affiliate	70,000	70,000
Receivables from Affiliate	145,031	159,143
Other Assets	18,681	20,130

TOTAL ASSETS	$8,637,851	$7,787,282

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$272,219	$259,762
Convertible Notes Payable	956,250	956,250
Due to Non-Controlling Interest	231,500	231,500
Advances—Related Party	100,000	150,000
Accrued Expenses	852,354	799,249
Derivative Liabilities	5,178,458	5,382,737
Total Current Liabilities	7,590,781	7,779,498

TOTAL LIABILITIES	7,590,781	7,779,498

Preferred Stock, Series C, $.0001 par value, 1,733,221 Shares Authorized, 1,733,221 Shares Issued and Outstanding	$4,333,053	$4,333,053
Stockholders’ Equity:
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 Issued and Outstanding	$1	$1
Preferred Stock, $.0001 par value, 19,000,000 shares
Authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 25,000,000 shares authorized,
16,722,825 and 16,722,825 shares issued and outstanding	167,228	167,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	55,083,783	55,083,783
Treasury Stock	(3,175,515)	(3,175,515)
Accumulated Other Comprehensive Income	5,552,031	4,822,094
Accumulated Deficit	(54,680,447)	(54,800,910)
Total DynaResource, Inc. Stockholders’ Equity	2,987,081	2,136,681
Non-controlling Interest	(6,273,064)	(6,461,950)

TOTAL EQUITY (DEFICIT)	$(3,285,983)	$(4,325,269)

TOTAL LIABILITIES AND EQUITY	$8,637,851	$7,782,282

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months June 30, 2016	Three Month June 30, 2015	Six Months June 30, 2016	Six Months June 30, 2015

REVENUES	$3,156,746	$—	$5,164,925	$144,558
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	563,160	20,000	865,155	45,000
Mine Operating Costs	1,311,942	40,000	1,975,350	95,000
Pre-Pilot Production Costs	—	316,406	—	800,561
Property Holding Costs	—	116,705	133,084	236,317
General and Administrative	557,221	280,466	1,012,600	720,644
Share Based Compensation	—	97,500	—	486,135
Depreciation and Amortization	34,310	6,100	48,130	17,810
Total Operating Expenses	2,466,633	877,177	4,034,319	2,401,467

NET OPERATING INCOME (LOSS)	690,113	(877,177)	1,130,606	(2,256,909)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	(1,242,740)	(381,854)	(1,142,873)	(844,683)
Interest Income (Expense)	(29,883)	(49,441)	(59,766)	(160,021)
Derivatives Adj. Mark-to-Market Gain (Loss)	—	—	204,279	—
Other Income (Expense)	174	—	360	—
Total Other Income (Expense)	(1,272,449)	(431,295)	(998,000)	(1,004,704)

NET INCOME (LOSS) BEFORE TAXES	(582,336)	(1,308,472)	132,606	(3,261,613)

TAXES	—	—	—	—

NET INCOME (LOSS)	$(582,336)	$(1,308,472)	$132,606	$(3,261,613)
Cumulative Dividend for Series C Preferred Accretion Expense of Preferred Stock to Redemption Value	$(37,263)	(4,637,178)	(80,000)	(4,637,178)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$120,076	$53,879	$147,857	$117,069
ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(499,523)	$(5,891,771)	$200,463	$(7,781,722)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF
DYNARESOURCE, INC:

Basic and Diluted Loss per Common Share	$(.03)	$(.38)	$.01	$(.52)

Weighted Average Shares Outstanding, Basic and Diluted	16,722,825	15,367,437	16,722,825	15,054,383

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS) PER ABOVE	$(582,336)	$(1,308,472)	$132,606	$(3,261,613)
Accretion Expense of Preferred Stock to Redemption Value	—	(4,637,178)	—	(4,637,178)
Foreign Currency Translation Gains (Losses)	(734,433)	(336,591)	(729,937)	(1,071,345)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(734,433)	(336,591)	(729,937)	(1,071,345)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,316,769)	$(6,282,241)	$(597,331)	$(8,970,136)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(979,067)	$(6,225,865)	$(260,588)	$(8,868,144)
NON-CONTROLLING INTERESTS	$(337,702)	$(56,376)	$(336,743)	$(101,922)
TOTAL COMPREHENSIVE INCOME (LOSS)	(1,316,769)	(6,282,241)	(597,331)	(8,970,136)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Series A	Series A	Common	Common	Preferred	Additional Paid In	Treasury	Treasury	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Rights	Capital	Shares	Amount	Income	Deficit	Total

Balance, January 1, 2016	1,000	1	16,722,825	167,228	40,000	55,083,783	1,112,313	(3,175,515)	4,822,094	(54,800,910)	2,136,681

Other Comprehensive Income									729,937		729,937
Net Income Dividends Non-Controlling Interest										132,606 (160,000) 147,857	132,606 (160,000) 147,857

Balance, June 30, 2016	1,000	1	16,722,825	167,228	40,000	55,083,783	1,112,313	(3,175,515)	5,552,031	(54,680,447)	2,987,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$132,606	$(3,261,613)
Adjustments to reconcile net loss to cash
(used in) Operating activities
Issuance of Common Stock for Services to Related Party	—	435,000
Issuance of Treasury Shares for Services	—	51,135
Depreciation and Amortization	48,130	17,810
Change in Derivative Liability	(204,279)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(315,678)	19,496
Inventory	(13,163)	—
Receivables from Affiliate	(5,121)	5,302
Foreign Tax Receivable	(245,131)	(61,324)
Other Current Assets	1,205	—
Accounts Payable	16,037	55,334
Accrued Liabilities	66,020	377,477
Other Assets	(1,314)	—
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(520,688)	(2,361,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property	—	(58,754)
Other Assets	(37,572)	(22,712)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(37,572)	(81,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advance from Related Party	—	325,000
Proceeds from Promissory Notes	—	500,000
Proceeds of Sale of Common Stock	—	2,917,750
Payment on Advance to Related Party	(50,000)	—
Payment of Dividends	(160,000)	—
Payment of Note Payable	—	(203,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(210,000)	3,539,250

Effect of Foreign Exchange	1,188,491	1,025,291

NET INCREASE (DECREASE) IN CASH	420,231	2,284,624

CASH AT BEGINNING OF PERIOD	1,922,599	250,959

CASH AT END OF PERIOD	$2,342,830	$2,535,583

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$59,766	$7,442
Cash Paid for Income Taxes	—	—

NON CASH TRANSACTIONS
Issuance of Common Stock for Treasury Stock	—	$1,305,000
Conversion of Interest to Notes	—	$34,304
Issuance of Preferred C Stock (less legal cost)	—	$3,455,000
Derivative Liability due to Golden Post	—	$5,178,458
Accretion of Preferred Stock to Redemptive Value	—	$4,637,178

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Notes to the UNAUDITED Consolidated Financial Statements

June 30, 2016 and 2015

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2016 and 2015, the Consolidated Balance Sheets as at June 30, 2016 (unaudited) and December 31, 2015, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2016, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited annual consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2015.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

NOTE 2 – INVENTORY

Inventories are carried at the lower of cost or net realized value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of June 30, 2016 and December 31, 2015, respectively, were as follows:

	2016	2015

Gravity Tailings (Flotation Feed Material)	$104,157	$98,056
Total Inventories	$104,157	$98,056

NOTE 3 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $145,131 and an investment balance of $70,000 as of June 30, 2016. The balances as of December 31, 2015 were $159,143 in receivables and $70,000 in investment, respectively.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

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

At June 30, 2016, the principal and capitalized interest balance on the remaining Series I Notes was $793,125, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $956,250. The accrued interest for these notes were $29,883 and $29,883 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock Issuances

During the six months ended June 30, 2016 the company paid Dividends of $160,000 to the holder of Series C Convertible Preferred Stock. The Dividend is calculated at 4.0% of $4,000,000 payable annually on June 30.

During the six months ended June 30, 2016, No common shares or other equity instruments were issued.

During the six months ended June 30, 2015, the Company issued 750,000 shares to Mineras de DynaResource SA de CV (a wholly owned subsidiary) in exchange for services at a fair value of $1.74 per share. The shares are carried in Treasury for consolidation purposes.

During the six months ended June 30, 2015, the Company issued 250,000 shares to Dynacap, a related party, for services rendered at a fair value of $1.74 per share.

Options / Warrants

During the year ended December 31, 2015 and the quarter ending June 30, 2016, no warrants were issued or exercised.

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)

Balance at December 31, 2014	1,259,650		$5.80	.96
Granted	3,892,689		$6.25
Exercised	-	$
Forfeited	(991,150)		$4.69

Balance at December 31, 2015	4,161,189		$5.80	.96
Granted	-		$-
Exercised	-		$-
Forfeited	(18,000)		$5.00

Balance at June 30, 2016	4,143,189		$5.80	.71

Exercisable at June 30, 2016	4,143,189		5.80	.71

NOTE 6 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $59,000 to Dynacap Group, Ltd. (an entity controlled by an officer of the Company) for consulting and other fees during the six months ended June 30, 2016.

Repayment of Advances from Former Officer

The Company paid a former Company Officer $50,000 for partial repayment of $150,000 advance made in 2015. $100,000 remains outstanding at June 30, 2016.

Advances from Non-Controlling Interest Holder

The Non-Controlling interest holder has advanced a total of $ 231,500 which remained outstanding at June 30, 2016.

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

In September 2008, the Company entered into a 37-month lease agreement for its corporate office.  In August, 2011, 2012, 2013, 2014, and 2015 the Company entered into a one-year extension of the lease through August 31, 2016. The Company paid rent expense of $30,059 and $31,234 related to this lease for the six months ended June 30, 2016 and 2015, respectively.

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

Litigation

The Company believes that no material adverse change will occur as a result of the actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. (See Part II, Item 1. Legal Proceedings.)

NOTE 8 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 20%. Changes in Non-Controlling Interest for the six months ended June 30, 2016 and 2015, respectively were as follows:

	June 30, 2016	June 30, 2015

Beginning balance	$(6,461,950)	$(6,181,229)
Operating income (loss)	(147,857)	(117,069)
Share of other comprehensive income (loss)	336,743	(101,992)
Ending balance	$(6,237,064)	$(6,400,290)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of ASC 160 as of January 1, 2009. However, this amount is only reflected in the income statement.

NOTE 9 – SUBSEQUENT EVENTS

Revenues from Previous Delivery and Sale of Gold Concentrates (Second Quarter 2016)

In July 2016, the Company, through its wholly owned subsidiary DynaMineras, reported the receipt of a total of $456,137 as payment for the sale of gold concentrates produced in June and delivered for sale on June 30, 2016. This amount was recorded as accounts receivable at June 30, 2016.

Gold Concentrate Deliveries for Sale (2016)

On July 12, 2016, DynaMineras reported the delivery for sale of 465 gross oz. gold concentrates (exact weights in gold and silver oz. to be determined at final settlement).

On July 28, 2016, DynaMineras reported the delivery for sale of 575 gross oz. gold concentrates (exact weights in gold and silver oz. to be determined at final settlement).

On August 10, DynaMineras reported the delivery for sale of 525 gross oz. gold concentrates (exact weights in gold and silver concentrates to be determined at final settlement).

Repayment of Advance from Former Officer and Director

On July 29, 2016 the Company paid a former Company Officer and Director the total balance owing of $100,000 as total repayment of $150,000 advances made in 2015.

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

As of June 30, 2016 and December 31, 2015, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at June 30, 2016 Using:

	June 30, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$5,178,458	-	-	5,178,458
Totals	$5,178,458	$-	$-	$5,178,458
Fair Value Measurement at December 31, 2015 Using:
Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$5,382,737	-	-	5,382,737
Totals	$5,382,737	$-	$-	$5,382,737

NOTE 11 – DERIVATIVE LIABILITIES

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

Annual volatility rate	134%
Risk free rate	1.76%
Holding Period	5 years
Fair Value of common stock	$1.50

For the period ended June 30, 2016, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the six months ended June 30, 2016 and year ended December 31, 2015:

Year Ended	2016	2015
Fair value of derivative (stock), beginning of year	$2,419,359	$—
Gain on change in fair value of derivative	(266,659)	266,659
Fair value of derivative on the date of issuance	—	2,152,700
Fair value of derivative, June 30, 2106	$2,152,700	$2,419,359

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

Annual volatility rate	134%
Risk free rate	1.76%
Holding Period	5 years
Fair Value of common stock	$1.5	0

For the year ended December 31, 2015, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the six months ended June 30, 2016 and the year ended December 31, 2015:

Year Ended	2016	2015
Fair value of derivative (warrants), beginning of the year	$2,963,378	$—
Gain on change in fair value of derivative	62,380	(62,380)
Fair value of derivative on the date of issuance	—-	3,025,758
Fair value of derivative, June 30, 2016	$3,025,758	2,963,378

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

ilot Production Activities (2003 – 2006)

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

The total unpaid advances made by DynaMineras to DynaMéxico as of June 30, 2016 is $2,107,500. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

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

Land Use and Rental ($83,000);

Summary of Test Mining and Pilot Mill Operations

DynaMineras reports the following summary of its test mining and pilot milling operations during 2015:

Period	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.3	78%	1,495	1,308

Test Underground Mining and Pilot Mill Operations (First Quarter 2016)

At March, 31 2016, the DynaMineras reports the following summary of its test mining and pilot milling operations conducted in the first quarter, 2016:

Period	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
January, 2016 February, 2016 March, 2016 First Quarter, 2016	2,521 2,985 3,085 8,591	11.3 16.6 11.45 13.20	80.0% 76.5% 78.0% 78.6%	740 1,225 900 2,865	2,311

Test Underground Mining and Pilot Mill Operations (Second Quarter 2016)

At June 30, 2016, the DynaMineras reports the following summary of its test mining and pilot milling operations conducted in the second quarter, 2016:

Period	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
April, 2016 May, 2016 June, 2016 Second Quarter, 2016	1,546 3,371 4,290 9,207	12.93 14.81 15.16 14.66	85.0% 77.9% 76.5% 78.4%	500 1,250 1,600 3,400	2,710

DynaMineras expects to continue its test underground mining activity and pilot milling operations in third quarter 2016; and projects the increased output from 150 tons/day to 200 tons/day from the mine and mill in the third quarter, 2016.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $5,164,925 and $144,558 for the six months ended June 30, 2016 and 2015.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past fifteen years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016 (through August 17, 2016)	$1,370	$1,072	$1,225

Source: Kitco, Reuters and the London Bullion Market Association

On August 16, 2016, the afternoon fixing gold prices were (a) on the London Bullion Market - $1,344 per ounce; and (b) on the New York Commodity Exchange - $1,345.80 per ounce.

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

Results for the Three and Six Months Ended June 30, 2016 and June 30, 2015

In the six months ended June 30, 2015, the Company was focused on planning, budgeting, and implementing the proceeds from the Golden Post financing into capital improvements and expansion of the test mining and pilot mill operations at SJG.

In the three months ended June 30, 2015, the Company was focused on planning and preparing for the injection of capital pursuant to the capital investment plans, and completing the financings in order to improve its test mining and milling operations.

In the six months ended June 30, 2016, the Company, through its wholly owned subsidiary DynaMineras, established consistent and profitable test mining and pilot milling operations at SJG.

In the three months ended June 30, 2016 the Company, through its wholly owned subsidiary DynaMineras, increased the volume of mined tonnage and the amount of mineralized material processed through the pilot mill facility; and as a result, the amount of gold and silver concentrates produced and delivered for sale increased.

During the six months ending June 30, 2015, the Company was involved in limited test mining and pilot mill operations.

During the six months ended June 30, 2016, the test mining and pilot milling operations yielded the processing of approx. 17,798 tonnes of mineralized material, the production of approximately 6,265 gross oz. au (and net of buyer’s purchase price and refining costs approximately 5,053 oz. au) of gold-silver concentrates, and the receipt of $5,164,925 in revenues for the period from the production and sale of gold-silver gravity and flotation concentrates.

REVENUE. Revenues for the three months ended June 30, 2016 and 2015 were $3,156,746 and $0, respectively. Revenues for the six months ended June 30, 2016 and 2015 were $5,164,925 and $144,558 respectively. The Company established consistent test mining and pilot milling operations in January 2016.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended June 30, 2016 and 2015 were $563,160 and $20,000, respectively. Production costs related to sales for the six months ended June 30, 2016 and 2015 were $865,155 and $45,000, respectively. These are expenses directly related to the milling, packaging and shipping of gold-silver concentrate products and are comparative with the revenue figures above. The increase in both periods is a result of consistent test mining and milling operations.

MINE OPERATING COSTS. Mine operating costs for the three months ended June 30, 2016 and 2015 were $1,311,942 and $40,000, respectively. Mine operating costs for the six months ended June 30, 2016 and 2015 were $1,975,350 and $95,000, respectively. These costs are directly related to the mining and extraction of mined tonnage to be processed at the pilot mill facility.

PRE-PILOT-PRODUCTION EXPENSES. Pre Pilot-Production Expenses for the three months ended June 30, 2016 and 2015 were $0 and $316,406 respectively. Pre Pilot-Production Expenses for the six months ended June 30, 2016 and 2015 were $0 and $800,561 respectively. The decrease in expense in 2016 was due to the Company’s establishing consistent test mining and pilot mill operations in the current six- month period, and therefore the Company was no longer in a pre-pilot production phase.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended June 30, 2016 and 2015 were $0 and $116,705, respectively.  Property holding costs for the six months ended June 30, 2016 and 2015 were $133,084 and $236,317, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property.

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2016 and 2015 were $591,531 and $384,066, respectively. Operating expenses for the six months ended June 30, 2016 and 2015 were $1,060,730 and $1,224,589, respectively. In 2015, this included $486,135 in expenses related to issuance of share based compensation. The above expenses include depreciation and amortization amounts of $48,130 and $17,810 for the six months ended June 30, 2016 and 2015, respectively.

OTHER INCOME (EXPENSE). Other income or (loss) for the three months ended June 30, 2016 and 2015 was $(1,272,449) and $(431,295) respectively. The losses in the 2016 period were comprised of $(1,242,740) in currency exchange losses and $(29,883) in interest expense and $174 of other income. The losses in the 2015 period were comprised of $(381,854) in currency exchange losses and $(49,441) in interest expense. Other income or (loss) for the six months ended June 30, 2016 and 2015 was $(998,000) and $(1,004,704), respectively. Derivative mark-to-market adjustments are one of the primary components of income $204,279 in this category, whereas no mark-to-market adjustments were in effect in the quarter ended June 30, 2015. Currency exchange gain or (loss) was the other main component and was $(1,142,873) and $(844,683) for the six months ended June 30, 2016 and 2015, respectively. The primary reason for these fluctuations is a change in valuation of the Mexican Peso.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended June 30, 2016 and 2015 was $120,076 and $53,879, respectively. The non-controlling interest portion of the net income for the six months ended June 30, 2016 and 2015 was $147,857 and $117,069, respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency exchange gain (loss) for the period. For the three months ended June 30, 2016 and 2015, the Company recorded a (loss) of $(734,433) and $(4,973,769), respectively. The amounts in the 2016 period were comprised of unrealized losses on currency exchange and in the 2015 period the losses were comprised of ($336,591) from unrealized currency exchange and $(4,637,178) from accretion expense relating to the calculation upon the conversion of the Series C Preferred Stock to redemption value. For the six months ended June 30, 2016 and 2015, the Company recorded a (loss) of $(729,937) and $(1,071,345), respectively, which were made up of unrealized losses on currency exchange.

Liquidity and Capital Resources

As of June 30, 2016, the Company had a negative working capital of $(3,902,215), comprised of current assets of $3,688,566 and current liabilities of $7,590,781. The Derivative Liability represents $5,178,458 of the Current Liabilities at June 30, 2016. This represents an increase of $1,071,902 from the working capital (deficit) maintained by the Company of $(5,010,117) as of December 31, 2015, due primarily to the profitable results of test mining and pilot milling operations in the six-month period ending June 30, 2016.

Net cash (used) in operations for the six months ended June 30, 2016 was $(520,688) compared with $(2,361,383) for the six months ended June 30, 2015. Again, this was due primarily to the profitable results of test mining and pilot milling operations at San Jose de Gracia.

Net cash provided by (used) in investing activities for the six months ended June 30, 2016 and 2015 was $(37,572) and $(81,466), respectively.

Net cash provided (used) by financing activities for the six months ended June 30, 2016 and 2015 was $(210,000) and $3,539,250, respectively. The primary components for the current year are the repayment of $50,000 of Advance from Related Party, and $160,000 paid in Dividends. The 2015 elements were provided by Advances from Related Party for $325,000, Proceeds from Promissory Notes for $500,000, proceeds from Sale of Common Stock of $2,917,750, and Payment of Note payable for $(203,500).

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. For the six months ended June 30, 2016 and 2015, the portion of the comprehensive net loss attributable to Goldgroup was $(336,743) and $(101,922), respectively.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes the Company, through its wholly owned subsidiary DynaMineras, continuing its test mining and pilot milling operations at SJG, and continuing expansion plans in order to increase the volume of material mined and processed with a resulting increase projected in the amount of gold concentrates produced and sold. The Company funds its general and administrative expenses from revenues from production at SJG. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand and revenues from pilot production activities is adequate to fund its ongoing general and administrative expenses through 2016. The Company may seek additional financing for increased operations in the event the Board of Directors determines it is in the best interest of the Company.

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

Amounts Owed to DynaUSA and DynaMineras

As of June 30, 2016, DynaUSA had advanced $7,496,205 USD to DynaMineras and DynaMineras had advanced $6,107,500 USD to DynaMéxico. In addition, at June 30, 2016, DynaMineras had advanced $ 2,610,000 USD to DynaOperaciones, which amount has yet to be charged to DynaMéxico under the terms of the EAA.

On September 5, 2014, DynaUSA issued 1,333,333 shares of its common stock to DynaMineras in exchange for the $4,000,000 receivable from DynaMéxico.

As a result, the balances owed to DynaUSA and DynaMineras by DynaMéxico as of June 30, 2016 are as following;

•	DynaMéxico owes $2,107,500 USD to DynaMineras;
•	DynaMéxico will be charged an additional $2,610,000 (at June 30, 2016); which amount will be owed to DynaMineras by DynaMéxico.
•	DynaMéxico owes $4,000,000 USD to DynaUSA; and,

As of December 31, 2012 the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of June 30, 2016.

Mineras de DynaResource (“DynaMineras”)

At June, 30, 2016, DynaMineras owes $7,496,205 to DynaUSA, as described above.

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

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico at June 30, 2016 as Due to Non-Controlling Interest.

Note Receivable – Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $145,031 and an investment balance of $70,000 as of June 31, 2016.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2016, our Chief Executive Officer and Chief Financial Officer as of June 30, 2016, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The Company reports the following sales of equity securities during the quarterly period ending June 30, 2016:

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

Date: August 17, 2016

