Form 10-Q
period 2016-09-30
DYNARESOURCE INC
filed 2016-11-17
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [ ] No [X]

As of November 15, 2016, there were 16,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Financial Statements	3-6
	Notes to Financial Statements	7-13

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	14-24
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	25
ITEM 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	29

ITEM 3.	Default Upon Senior Securities	29

ITEM 4.	Mine Safety Disclosures	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits	29

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

PART I

ITEM 1. FINANCIAL STATEMENTS

DYNARESOURCE, INC.

Consolidated BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,353,642	$1,922,599
Accounts Receivable	564,316	145,650
Inventories	557,450	98,056
Foreign Tax Receivable and Other Current	1,164,318	603,076
Total Current Assets	4,639,726	2,769,381

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $835,441 and $823,044	614,263	635,950
Mining Concessions	4,132,678	4,132,678
Investments in Affiliate	70,000	70,000
Receivables from Affiliate	141,686	159,143
Other Assets	18,190	20,130

TOTAL ASSETS	$9,616,543	$7,787,282

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$276,065	$259,762
Convertible Notes Payable	956,250	956,250
Due to Non-Controlling Interest	231,500	231,500
Advances—Related Party	—	150,000
Accrued Expenses	1,059,267	799,249
Derivative Liabilities	5,382,737	5,382,737
Total Current Liabilities	7,905,819	7,779,498

TOTAL LIABILITIES	7,905,819	7,779,498

Preferred Stock, Series C, $.0001 par value, 1,733,221 Shares Authorized, 1,733,221 Shares Issued and Outstanding	$4,333,053	$4,333,053
Stockholders’ Equity:
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 Issued and Outstanding	$1	$1
Preferred Stock, $.0001 par value, 19,000,000 shares
Authorized, no shares issued and outstanding	—	—
Common Stock, $.01 par value, 25,000,000 shares authorized,
16,722,825 and 16,722,825 shares issued and outstanding	167,228	167,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	55,083,783	55,083,783
Treasury Stock	(3,175,515)	(3,175,515)
Accumulated Other Comprehensive Income	6,635,797	4,822,094
Accumulated Deficit	(54,644,389)	(54,800,910)
Total DynaResource, Inc. Stockholders’ Equity	4,106,905	2,136,681
Non-controlling Interest	(6,729,234)	(6,461,950)

TOTAL EQUITY (DEFICIT)	$(2,622,329)	$(4,325,269)

TOTAL LIABILITIES AND EQUITY	$9,616,543	$7,782,282

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months September 30, 2016		Three Month September 30, 2015	Nine Months September 30, 2016	Nine Months September 30, 2015

REVENUES		$3,027,305	$—	$8,192,230	$140,548
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales		443,703	—	1,308,858	45,000
Mine Operating Cost		747,403	—	2,030,093	78,452
Refining and Treatment Cost		313,670	—	1,006,330	16,548
Pre-Pilot Production Costs		—	662,420	—	1,462,981
Property Holding Costs		110,978	178,564	244,062	414,881
General and Administrative		653,429	565,420	1,666,029	1,286,064
Share Based Compensation		—	791,400	—	1,277,535
Depreciation and Amortization		29,495	35,443	77,626	53,253
Total Operating Expenses		2,298,678	2,233,247	6,332,998	4,634,714

NET OPERATING INCOME (LOSS)		728,627	(2,233,247)	1,859,232	(4,494,166)

OTHER INCOME (EXPENSES)
Foreign Currency (Losses)		(460,885)	(1,359,680)	(1,603,758)	(2,204,363)
Interest Expenses		(29,883)	(35,759)	(89,649)	(195,780)
Inducement Costs		—	(293,822)	—	(293,822)
Derivatives Adj. Mark-to-Market Gain (Loss)		(204,279)	60,515	—	60,515
Other Income		185	432	545	432
Total Other Income (Expenses)		(694,862)	(1,628,314)	(1,692,862)	(2,633,018)

NET INCOME (LOSS) BEFORE TAXES		33,765	(3,861,561)	166,370	(7,127,184)

TAXES		—	—	—	—

NET INCOME (LOSS)		$33,765	$(3,861,561)	$166,370	$(7,127,184)
Cumulative Dividend for Series C Preferred		$(40,000)	$(43,687)	$(120,000)	$(43,687)
Accretion Expense of Preferred Stock to Redemption Value	4	—	$—	$—	$(4,637,178)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		$2,294	$262,976	$150,151	$380,045
ATTRIBUTABLE TO COMMON SHAREHOLDERS		$(3,941)	$(3,642,272)	$196,521	$(11,428,004)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic and Diluted Earnings (Loss) per Common Share		$.00	$(.22)	$.01	$(.73)

Weighted Average Shares Outstanding, Basic and Diluted		16,722,825	16,380,368	16,722,825	15,549,701

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS) PER ABOVE		$33,765	$(3,861,561)	$166,370	$(7,127,184)
Accretion Expense of Preferred Stock to Redemption Value		—	—	—	(4,637,178)

Foreign Currency Exchange (Losses)		(1,083,766)	(1,435,514)	(1,813,703)	(2,506,860)
TOTAL OTHER COMPREHENSIVE (LOSS)		(1,083,766)	(1,435,514)	(1,813,703	(2,506,860)

TOTAL COMPREHENSIVE INCOME (LOSS)		$(1,050,001)	$(5,297,075)	$(1,647,333)	$(14,271,222)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.		$219,610	$(5,400,312)	$(117,133)	$(14,476,451)
NON-CONTROLLING INTERESTS		$(1,269,611)	$(103,237)	$(1,530,200)	$(205,229)
TOTAL COMPREHENSIVE (LOSS)		$(1,050,001)	$(5,297,075)	$(1,647,333)	$(14,271,222)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Series A	Series A	Common	Common	Preferred	Additional Paid In	Treasury	Treasury	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Rights	Capital	Shares	Amount	Income	Deficit	Total

Balance, January 1, 2016	1,000	1	16,722,825	167,228	40,000	55,083,783	1,112,313	(3,175,515)	4,822,094	(54,800,910)	2,136,681

Other Comprehensive Income									1,813,703		1,813,703
Net Income										316,521	316,521
Dividends										(160,000)	(160,000)
Non-Controlling Interest

Balance, September 30, 2016	1,000	1	16,722,825	167,228	40,000	55,083,783	1,112,313	(3,175,515)	6,635,797	(54,644,389)	4,106,905

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$166,370	$(7,127,184)
Adjustments to reconcile net loss to cash
(used in) Operating activities
Issuance of Common Stock for Services to Related Party	—	435,000
Issuance of Treasury Shares for Services	—	842,535
Inducement Expense	—	293,822
Adjustment Mark to Market for Pref, Stk., Series C	—	(60,515)
Depreciation and Amortization	77,626	53,253

Change in Operating Assets and Liabilities:
Accounts Receivable	(462,358)	19,496
Inventory	(500,133)	—
Receivables from Affiliate	(8,602)	12,598
Foreign Tax Receivable	(464,472)	(248,962)
Other Current Assets	(189,863)	—
Accounts Payable	22,669	(605)
Accrued Liabilities	339,208	(145,081)
Other Assets	(1,689)	—
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(1,021,244)	(5,925,643)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale		58,754
Purchase of Property	(127,997)	(549,110)
Other Assets	—	24,307
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(127,997)	(466,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Advance from Related Party	—	325,000
Proceeds from Sale of Preferred Stock, Series C	—	3,455,000
Proceeds from Promissory Notes	—	500,000
Proceeds from Sale of Common Stock	—	2,917,750
Payment on Advance to Related Party	(150,000)	—
Payment of Dividends	(160,000)	—
Payment of Note Payable	—	(203,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(310,000)	6,994,250

Effect of Foreign Exchange	1,890,284	2,387,029

NET INCREASE (DECREASE) IN CASH	431,043	2,989,587

CASH AT BEGINNING OF PERIOD	1,922,599	250,959

CASH AT END OF PERIOD	$2,353,642	$3,240,546

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$89,648	$145,584
Cash Paid for Income Taxes	$—	$—

NON-CASH TRANSACTIONS	—	—
Issuance of Common Stock for Treasury Stock		$(1,305,000)
Conversion of Interest to Notes		$33,119
Derivative Liability due to Golden Post		$5,178,458
Accretion of Preferred Stock to Redemptive Value		$4,637,178
Conversion of Advance to Common Stock		$175,000
Conversion of Note Payable to Common Stock		$(842,904)
Issuance of Treasury Shares to Subsidiary		$1,305,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Notes to the UNAUDITED Consolidated Financial Statements

September 30, 2016 and 2015

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2016 and 2015, the Consolidated Balance Sheets as at September 30, 2016 (unaudited) and December 31, 2015, the unaudited Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2016, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited annual consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2015. Certain prior-period amounts have been reclassified to conform to the current period presentation.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

NOTE 2 – INVENTORY

Inventories are carried at the lower of cost or net realized value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of September 30, 2016 and December 31, 2015, respectively, were as follows:

	2016	2015

Mined Tonnage (Stock Piled, Non-Crushed)	$490,450	$
Gravity-Flotation Concentrates (Not Delivered for Sale)	$67,000		$98,056
Total Inventories	$557,450		$98,056

The significant in inventory is due to the increase in mining production and staging the materials from mine to crusher and final consolidation for shipment to the refiner.

NOTE 3 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $141,686 and an investment balance of $70,000 as of September 30, 2016. The balances as of December 31, 2015 were $159,143 in receivables and $70,000 in investment, respectively.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Notes Payable – Series I

In April and May, 2013, the Company entered into note agreements with shareholders in the principal amount of $1,495,000, of which $340,000 was then converted to common shares within the same year, netting to proceeds of $1,155,000 (the “Series I Notes”). The Series I Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Series I Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, and up to fifty thousand tonnes) processed through the existing, or improved mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty-three percent (33%) from the profits, to be deposited in a sinking fund cash reserve. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. At the time of the issuance of the Series I Notes, there were no proven or probable reserves and the Company had not produced any net profits. Consequently, the fair value of the net profits interest on the date of the Series I Note was deemed to be zero. Further, no payments of net profits have been made under the terms of the Series I Notes. The Series I Notes originally matured on December 31, 2015. In April, 2015, the Series I Notes were extended to December 31, 2016.

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

In April, 2015, the Company received note extensions (allonges) from all Series I Note holders to ensure that all Series I Notes were in good standing, and to extend the maturity date of the Series I Notes to December 31, 2016.

Notes Payable – Series II

In 2013 and 2014, the Company entered into additional note agreements of $199,808 and $250,000, respectively (the “Series II Notes”) with similar terms as the Series I Notes. The Series II Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Series II Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, and generated from the bulk sampling material (if any, on the second fifty thousand tonnes) processed through the existing, or improved mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting all expenses related to the processing of the bulk sample material, and after a prior deduction of thirty-three percent (33%) from the profits, to be deposited in a sinking fund cash reserve. This net profit percentage (if any) would be paid quarterly in arrears based on the profits generated (if any) for the prior quarter. At the time of the Series II notes, there were no proven or probable reserves and the Company had not produced any net profits. Consequently, the fair value of the net profits interest on the date of the Series II Notes was deemed to be zero. Further, no payments of net profits have been made under the terms of the Series II Notes. The Series II Notes mature on December 31, 2016.

The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

Each Series II Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $5.00 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring on December 31, 2016.

In April, 2015, the Company received allonges (note extensions) from all Series II Note holders to ensure that all Series II Notes were in good standing and confirmed the maturity of the Series II Notes to be December 31, 2016.

On June 30, 2015, the Company entered into conversion agreements with six (6) Series II Note holders. Principal and interest in the amount of $809,784 plus $33,120 of accrued interest (total of $842,904) was contracted to convert into 337,162 common shares. In addition, 337,162 warrants are to be issued which provide the option to purchase common shares at $2.50, with all warrants expiring December 31, 2017. The Company recorded $826,347 inducement expense related to these conversion transactions. On August 17, 2015, these common shares and warrants were issued.

The Company evaluated the application of ASC 470-50 and ASC 470-60 and determined that the Series II Notes were not substantially different. As a result, it was concluded that the revised terms constituted a debt modification rather than a debt extinguishment.

At September 30, 2016, the principal and capitalized interest balance on the remaining Series I Notes was $765,000 and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $956,250. The accrued interest for these notes were $29,883 and $29,883 as of September 30, 2016 and December 31, 2015, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock Issuances

During the nine months ended September 30, 2016 the Company paid Dividends of $160,000 to the holder of Series C Convertible Preferred Stock. The Dividend is calculated at 4.0% of $4,000,000 payable annually on June 30.

During the nine months ended September 30, 2016, no common shares or other equity instruments were issued.

Options / Warrants

During the year ended December 31, 2015 and the quarter ending September 30, 2016, no warrants were issued or exercised.

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)

Balance at December 31, 2014	1,259,650		$5.80	.96
Granted	3,892,689		$6.25
Exercised	-	$
Forfeited	(991,150)		$4.69

Balance at December 31, 2015	4,161,189		$5.80	.96
Granted	-		$-
Exercised	-		$-
Forfeited	(18,000)		$5.00

Balance at September 30, 2016	4,143,189		$5.80	.46

Exercisable at September 30, 2016	4,143,189		5.80	.46

NOTE 6 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $91,000 to Dynacap Group, Ltd. (an entity controlled by an officer of the Company) for consulting and other fees during the nine months ended September 30, 2016.

Repayment of Advances from Former Officer

On July 29, 2106, the Company paid a former Company Officer and Director the amount of $100,000 as final and total repayment of $150,000 advance made in 2015.

Advances from Non-Controlling Interest Holder

The Non-Controlling interest holder has advanced a total of $ 231,500 which remained outstanding at September 30, 2016, $120,000 was advanced in 2013 and an additional $111,500 was advanced in 2014.

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

In September 2008, the Company entered into a 37-month lease agreement for its corporate office.  In August, 2011, 2012, 2013, 2014, and 2015 the Company entered into a one-year extension of the lease through August 31, 2016. The Company paid rent expense of $51,663 and $45,496 related to this lease for the nine months ended September 30, 2016 and 2015, respectively.

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

NOTE 8 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 20%. Changes in Non-Controlling Interest for the nine months ended September 30, 2016 and 2015, respectively were as follows:

	September 30, 2016	September 30, 2015

Beginning balance	$(6,461,950)	$(6,181,229)
Operating income (loss)	(150,151)	(380,045)
Share of other comprehensive (loss)	(117,133)	(205,229)
Ending balance	$(6,729,234)	$(6,766,503)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of ASC 160 as of January 1, 2009. However, this amount is only reflected in the income statement.

NOTE 9 – SUBSEQUENT EVENTS

Revenues from Previous Delivery and Sale of Gold Concentrates (Third Quarter 2016)

In October 2016, the Company, through its wholly owned subsidiary DynaMineras, reported the receipt of a total of $518,609 as payment for the sale of gold concentrates produced in September and delivered for sale on September 30, 2016. This amount was recorded as accounts receivable at September 30, 2016.

Gold Concentrate Deliveries for Sale (2016)

On October 12-13, DynaMineras reported the delivery for sale of 500 gross oz. gold concentrates (exact weights in gold and silver concentrates to be determined at final settlement).

On October 30-31, DynaMineras reported the delivery for sale of 550 gross oz. gold concentrates (exact weights in gold and silver concentrates to be determined at final settlement).

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

As of September 30, 2016, and December 31, 2015, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at September 30, 2016 Using:

	September 30, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$5,382,737	-	-	5,382,737
Totals	$5,382,737	$-	$-	$5,382,737
Fair Value Measurement at December 31, 2015 Using:
Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$5,382,737	-	-	5,382,737
Totals	$5,382,737	$-	$-	$5,382,737

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

Annual volatility rate	134%
Risk free rate	1.76%
Holding Period	5 years
Fair Value of common stock	$1.64

For the period ended September 30, 2016, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

It was determined that the estimated valuation of the stock price at June 30, 2016 of $1.50 changed to $1.64 as of September 30, 2016. The adjustment for the three-month period ending September 30, 2016 was $(204,279). The net change for the nine-period ending September 30, 2016 was $0.

The below table represents the change in the fair value of the derivative liability during the nine months ended September 30, 2016 and year ended December 31, 2015:

Period Ended	2016	2015
Fair value of derivative (stock), beginning of year	$2,419,359	$—
Gain on change in fair value of derivative	-	-
Fair value of derivative on the date of issuance	--	2,419,359
Fair value of derivative, September 30, 2016	$2,419,359	$2,419,359

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

Annual volatility rate	134%
Risk free rate	1.76%
Holding Period	5 years
Fair Value of common stock	$1.64

For the year ended December 31, 2015, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the nine months ended September 30, 2016 and the year ended December 31, 2015:

Period Ended	2016	2015
Fair value of derivative (warrants), beginning of the year	$2,963,378	$—
Gain on change in fair value of derivative	–	2,963,378
Fair value of derivative on the date of issuance	--	2,963,378
Fair value of derivative, September 30, 2016	$2,963,378	2,963,378
NOTE 12 – FOREIGN CURENCY TRANSLATION

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended September 30, 2016 and September 30, 2015 (Mexican Pesos per one U.S. dollar):

		Sep 30, 2016	Sep 30, 2015

Current exchange rate	Pesos	19.47	16.93

Weighted average exchange rate for the period ended	Pesos	18.30	15.59

The Company recorded currency transaction losses of $(460,885) for the three-month period ended September 30, 2016 and $(1,359,680) September 30, 2015. The Company recorded currency transaction losses of $(1,603,758) for the nine-month period ended September 30, 2016 and $(2,204,363) September 30, 2015.

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

While these terms are recognized and required by Canadian securities legislation (under National Instrument 43-101 (“NI 43-101”), entitled Standards of Disclosure for Mineral Projects), the SEC does not recognize these terms. Investors in the United States are cautioned not to assume that any part or all, of the mineral deposits in these categories, will ever be converted to reserves. In addition, inferred mineral resources have a great amount of uncertainty as to their existence and economic and legal feasibility. It cannot be assumed that all or any part of a measured mineral resource, indicated mineral resource or inferred mineral resource will ever be upgraded to a higher category. Under Canadian securities legislation, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, although they may form, in certain circumstances, the basis of a “preliminary economic assessment” as that term is defined in NI 43-101. U.S. investors are cautioned not to assume that any part or all, of any reported measured, indicated, or inferred mineral resource estimates referred to in the DynaMéxico NI 43-101 Technical Report and DynaMéxico 43-101 Mineral Resource Estimate (compiled for DynaResource de Mexico SA de CV), are economically or legally mineable.

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

Company Ownership and Description of Subsidiaries

A description of the subsidiaries owned by the Company and its ownership in each is summarized below:

DynaResource de México, S.A. de C.V.: 80% Owned by DynaResource, Inc.

•	100% owner of the San Jose de Gracia Property;

Mineras de DynaResource, S.A. de C.V.: 100% Owned by DynaResource, Inc.

•	Exclusive Operator of the San Jose de Gracia Project;
•	Entered into Exploitation Agreement (“EAA”) with DynaMéxico (See EAA below);
•	Entered into a 20-year Surface Rights Agreement with the Santa Maria Ejido (See Surface Rights Agreement below);

DynaResource Operaciones de San Jose de Gracia, S.A. de C.V.: 100% Owned by DynaResource, Inc.

•	Personnel Management Company at San Jose de Gracia;

Pilot Production Activities (2003 – 2006)

DynaMéxico, conducting operations through DynaMineras, mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006. 18,250 Oz. gold was produced and sold from mill feed tonnage of 42,000 tonnes, at an average grade of approximately 15-20 g/t. Production costs were reported at approximately $175/Oz. gold in this small scale, pilot production operation (See results in table below). The pilot operations at SJG consisted of the installation of a gravity/flotation processing circuit to an existing mill, and initial test runs with tailings were completed in 2002. Actual test mining at the high-grade San Pablo area of the property commenced in March 2003.

Mined and Milled Tonnage	42,000 tonnes
Production (Oz Au)	18,250 Oz
Average Grade	15-20 g/t
Recovery Efficiency (Plant)	85%
Recovery in Concentrate (Sales)	90%
Production Cost (Average, 4 Years)	$175 / Oz

Suspension of Production Activities (2006)

The Company initiated the test production activity in 2003 and, at that time, gold prices were depressed. Exploration funding opportunities, while available, were deemed to be too dilutive by Company management. Subsequently, in 2006, commodities prices were improving and the Company was able to negotiate financing in order to fund exploration activities. Therefore, the Company suspended test mining activities in 2006 in order to focus on the exploration of the vast SJG District. While the test mining and pilot milling operations were considered successful (see results in the table above), a small-scale production operation was not expected to provide the necessary capital in order to fund exploration of the vast SJG District. The limited-scope pilot production activity provided significant benefits through confirmation of production grades, metallurgy and process, efficiency of recoveries, and production costs.

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

The total unpaid advances made by DynaMineras to DynaMéxico as of September 30, 2016 is $2,107,500. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

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

Period	Total Tons Mined & Processed (Gravity Only) (tonnes)	Reported Mill Feed Grade (g/t Au)	Reported Recovery	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2014	5,156	12.45	~45%	929	830

Period	Total Tons Mined and Processed (Gravity + Flotation)	Reported Mill Feed Grade (g/t Au)	Reported Recovery	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2014	3,694	7.86	~80%	747	608

Test Underground Mining and Pilot Mill Operations (2015)

In July, 2015 The Company commenced a capital investment program designed to increase tonnage and output from the test mining operations and pilot mill operations, and to increase volume and output through the pilot mill facility. Through DynaMineras, the Company was engaged in the implementation of this capital investment program from July through December, 2015. As a result, the Company projected that mining and milling volumes would approach 100 tons/day of mineralized material, in January, 2016.

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

Land Use and Rental ($83,000);

Summary of Test Mining and Pilot Mill Operations

DynaMineras reports the following summary of its test mining and pilot milling operations during 2015:

Period	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.3	78%	1,495	1,308

Test Underground Mining and Pilot Mill Operations (First Quarter 2016)

At March, 31 2016, DynaMineras reports the following summary of its test mining and pilot milling operations conducted in the first quarter, 2016:

Period	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
January, 2016 February, 2016 March, 2016 First Quarter, 2016	2,521 2,985 3,085 8,591	11.3 16.6 11.45 13.20	80.0% 76.5% 78.0% 78.6%	740 1,225 900 2,865	2,311

Test Underground Mining and Pilot Mill Operations (Second Quarter 2016)

At June 30, 2016, DynaMineras reports the following summary of its test mining and pilot milling operations conducted in the second quarter, 2016:

Period	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
April, 2016 May, 2016 June, 2016 Second Quarter, 2016	1,546 3,371 4,290 9,207	12.93 14.81 15.16 14.66	85.0% 77.9% 76.5% 78.4%	500 1,250 1,600 3,400	2,710

Test Underground Mining and Pilot Mill Operations (Third Quarter 2016)

At September 30, 2016, DynaMineras reports the following summary of its test mining and pilot milling operations conducted in the third quarter, 2016:

July, 2016 August, 2016 September, 2016 Third Quarter, 2016	4,600 4,460 3,745 12,805	12.75 11.76 11.14 11.93	76.9% 78.3% 78.0% 77.7%	1,385 1,240 1,100 3,725	2,364

DynaMineras expects to continue its test underground mining activity and pilot milling operations in third quarter 2016; and projects the increased output from 150 tons/day to 200 tons/day from the mine and mill in the fourth quarter, 2016.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $8,192,230 and $140,548 for the nine months ended September 30, 2016 and 2015.

Capital Requirements

The mining industry in general requires significant capital in order to advance a property from the exploration phase, to development, and to production. These costs remain a significant barrier to entry for the average company but once in production, there is a ready market for the final products, In the case of SJG, the final product would be mainly gold, the price of which is determined by global markets, so there is not a dependence on a customer base.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past fifteen years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016 (through Nov. 15, 2016)	$1,370	$1,072	$1,225

Source: Kitco, Reuters and the London Bullion Market Association

On November 15, 2016, the afternoon fixing gold prices were (a) on the London Bullion Market - $1,227 per ounce; and (b) on the New York Commodity Exchange - $1,228 per ounce.

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

Environmental Matters

Our activities are largely outside the United States and subject to governmental regulations for the protection of the environment. We conduct our operations in a way as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. DynaMéxico is involved with maintaining tailings ponds and test mining and pilot production activities (through DynaMineras) with the oversight of SEMARNAT, the federal environmental agency of México.

Results for the Three and Nine Months Ended September 30, 2016 and September 30, 2015

In the nine months ended September 30, 2015, the Company was focused on planning, budgeting, and implementing the proceeds from the Golden Post financing into capital improvements and expansion of the test mining and pilot mill operations at SJG.

In the three months ended September 30, 2015, the Company was focused on planning and preparing for the injection of capital pursuant to the capital investment plans, and completing the financings in order to improve its test mining and milling operations.

In the nine months ended September 30, 2016, the Company, through its wholly owned subsidiary DynaMineras, established consistent and profitable test mining and pilot milling operations at SJG.

In the three months ended September 30, 2016 the Company, through its wholly owned subsidiary DynaMineras, increased the volume of mined tonnage and the amount of mineralized material processed through the pilot mill facility; and as a result, the amount of gold and silver concentrates produced and delivered for sale increased.

During the nine months ending September 30, 2015, the Company was involved in limited test mining and pilot mill operations.

During the nine months ended September 30, 2016, the test mining and pilot milling operations yielded the processing of approx. 30,603 tonnes of mineralized material, the production of approximately 9,990 gross oz. au of gold-silver concentrates, and the receipt of $8,192,230 in revenues for the period from the production and sale of gold-silver gravity and flotation concentrates.

REVENUE. Revenues for the three months ended September 30, 2016 and 2015 were $3,027,305 and $0, respectively. Revenues for the nine months ended September 30, 2016 and 2015 were $8,192,230 and $140,548 respectively. The Company established consistent test mining and pilot milling operations in January 2016.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended September 30, 2016 and 2015 were $443,703 and $0, respectively. Production costs related to sales for the nine months ended September 30, 2016 and 2015 were $1,308,858 and $45,000, respectively. These are expenses directly related to the milling, packaging and shipping of gold-silver concentrate products and are comparative with the revenue figures above. The increase in both periods is a result of consistent test mining and milling operations.

MINE OPERATING COSTS. Mine operating costs for the three months ended September 30, 2016 and 2015 were $747,403 and $0, respectively. Mine operating costs for the nine months ended September 30, 2016 and 2015 were $2,030,093 and $78,452 respectively. These costs are directly related to the mining and extraction of mined tonnage to be processed at the pilot mill facility.

REFINING AND TREATMENT COSTS. Refining and Treatment costs are expenses related to separating the gold and silver from the sand and gravel materials and purifying for sale. Refining and Treatment costs for the three months ended September 30, 2016 and 2015 were $313,670 and $0, respectively. Refining and Treatment costs for the nine months ended September 30, 2016 and 2015 were $1,006,330 and $16,548 respectively.

PRE-PILOT PRODUCTION EXPENSES. Pre-Pilot Production Expenses for the three months ended September 30, 2016 and 2015 were $0 and $662,420 respectively. Pre-Pilot Production Expenses for the nine months ended September 30, 2016 and 2015 were $0 and $1,462,981 respectively. The decrease in expense in 2016 was due to the Company’s establishing consistent test mining and pilot mill operations in the current nine- month period, and therefore the Company was no longer in a pre-pilot production phase.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended September 30, 2016 and 2015 were $110,978 and $178,564, respectively.  Property holding costs for the nine months ended September 30, 2016 and 2015 were $244,062 and $414,881, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property.

OTHER OPERATING EXPENSES. General and Administrative Expenses for the three months ended September 30, 2016 and 2015 were $653,429 and $565,420, respectively. General and Administrative Expenses for the nine months ended September 30, 2016 and 2015 were $1,666,029 and $1,286,064, respectively. In three months ending September 30, 2015, expenses related to issuance of share based compensation was $791,400 with the nine-month total ending September 30, 2015was $1,277,535. The depreciation and amortization amounts for the three months ending September 30, 2016 and 2015 were $29,495 and $35,443, respectively while the depreciation and amortization of $77,626 and $53,253 was expensed for the nine months ended September 30, 2016 and 2015, respectively.

OTHER INCOME (EXPENSE). Other income or (loss) for the three months ended September 30, 2016 and 2015 was $(694,862) and $(1,628,314) respectively. The losses in the 2016 period were comprised of $(460,885) in currency exchange losses and $(29,883) in interest expense, $(204,279) in Derivatives Adjustment Market to Market Gain (Loss) and $185 of other income. The losses in the 2015 period were comprised of $(1,359,680) in currency exchange losses, $(35,759) in interest expense, $60,515 in Derivatives Adjustment Market to Market Gain (Loss), and $(293,822) in Inducement Costs related to the conversion of Series C Preferred Stock and $423 of Other Income. Other income or (loss) for the nine months ended September 30, 2016 and 2015 was $(1,692,862) and $(2,633,018), respectively. Currency exchange gain or (loss) was $(1,603,758) and $(2,204,363), Derivatives Adjustment Market to Market Gain (Loss) accounted for $(204,279) and $60,515 for the nine months ended September 30, 2016 and 2015, respectively. The primary reason for these fluctuations is a change in valuation of the Mexican Peso.

NON-CONTROLLING INTEREST. The Cumulative Dividend for Series C Preferred Stock to redemption was $(40,000) and $(43,687) for the three-month period ending September 30, 2016 and 2015 respectively, and $(120,000) and $(43,687) for the nine-month period ending September 30, 2016 and 2015 respectively. The non-controlling interest portion of the net income for the three months ended September 30, 2016 and 2015 was $2,294 and $262,976, respectively. The non-controlling interest portion of the net loss for the nine months ended September 30, 2016 and 2015 was $150,151 and $380,045, respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency exchange gain (loss) for the period. For the three months ended September 30, 2016 and 2015, the Company recorded a Net Income (Loss) of $33,765 and $(3,861,561), respectively. The same period amounts in 2016 were comprised of unrealized losses on currency exchange of $(1,083,766) and in the 2015 period the losses were comprised of $(1,435,514) from unrealized currency exchange. For the nine months ended September 30, 2016 and 2015, the Company’s Net Income (Loss) were $166,370 and $(7,127,184), respectively. The nine- month total unrealized currency exchange losses recorded for 2016 and 2015 respectively of $(1,813,703) and $(2,506,860). The Total Comprehensive Income (Loss) for the nine months ending September 30, 2016 and 2015 respectively were $(1,647,333) and $(14,271,222).

Liquidity and Capital Resources

As of September 30, 2016, the Company had a negative working capital of $(3,266,093), comprised of current assets of $4,639,726 and current liabilities of $7,905,819. The Derivative Liability represents $5,382,737 of the Current Liabilities at September 30, 2016. This represents an increase of $1,744,024 from the working capital (deficit) maintained by the Company of $(5,010,117) as of December 31, 2015, due primarily to the profitable results of test mining and pilot milling operations in the nine-month period ending September 30, 2016.

Net cash (used) in operations for the nine months ended September 30, 2016 was $(1,021,244) compared with $(5,925,643) for the nine months ended September 30, 2015. Again, this was due primarily to the profitable results of test mining and pilot milling operations at San Jose de Gracia.

Net cash provided by (used) in investing activities for the nine months ended September 30, 2016 and 2015 was $(127,997) and $(466,049), respectively.

Net cash provided (used) by financing activities for the nine months ended September 30, 2016 and 2015 was $(310,000) and $6,994,250, respectively. The primary components for the current year are the repayment of $150,000 of Advance from Related Party, and $160,000 paid in Dividends. The 2015 elements were provided by Advances from Related Party for $325,000, Proceeds from Promissory Notes for $500,000, proceeds from Sale of Common Stock of $2,917,750, proceeds from the sale of Preferred Series C Stock, $3,455,000, and Payment of Note payable for $(203,500).

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. For the nine months ended September 30, 2016 and 2015, the portion of the comprehensive net loss attributable to Goldgroup was $(1,530,200) and $(205,229), respectively.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

Amounts Owed to DynaUSA and DynaMineras

As of September 30, 2016, DynaUSA had advanced $6,107,000 USD to DynaMineras and DynaMineras had advanced $2,107,500 USD to DynaMéxico. In addition, at September 30, 2016, DynaMineras had advanced $ 3,050,000 USD to DynaOperaciones, which amount has yet to be charged to DynaMéxico under the terms of the EAA.

On September 5, 2014, DynaUSA issued 1,333,333 shares of its common stock to DynaMineras in exchange for the $4,000,000 receivable from DynaMéxico.

As a result, the balances owed to DynaUSA and DynaMineras by DynaMéxico as of September 30, 2016 are as following;

•	DynaMéxico owes $2,107,500 USD to DynaMineras;
•	DynaMéxico will be charged an additional $3,050,000 by DynaOperaciones (amount at September 30, 2016); which amount will be owed by DynaMéxico to DynaOperaciones; and,
•	DynaMéxico owes $4,000,000 USD to DynaUSA;

As of December 31, 2012, the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of September 30, 2016.

Mineras de DynaResource (“DynaMineras”)

At September, 30, 2016, DynaMineras owes $6,700,000 to DynaUSA, as described above.

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

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico at September 30, 2016 as Due to Non-Controlling Interest.

Note Receivable – Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company currently has a receivable from DynaResource Nevada, Inc. of $141,686 and an investment balance of $70,000 as of September 30, 2016.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2016, our Chief Executive Officer and Chief Financial Officer as of September 30, 2016, and as of the date of this Report, have concluded that as of the end of the period covered by this report, we have identified no material weakness in our internal controls.

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
(c)	The American Arbitration Association does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.

See $48 M USD in Damages Awarded to DynaMéxico in México Litigation, below.

Ruling Issued August 24, 2016 by the American Arbitration Association

1.	The American Arbitration Association - International Centre for Dispute Resolution (the “AAA”) issued an Arbitration Ruling dated August 24, 2016 (the “Arbitration Ruling”) involving Goldgroup Resources Inc., DynaResource de Mexico SA de CV. (“DynaMéxico”), and DynaResource, Inc.
2.	In issuing the Arbitration Ruling, the arbitration panel ignored the October 5, 2015 Court Order.
3.	Excerpts from the October 5, 2015 Court Order addressing the role of the American Arbitration Association (“AAA”) are set forth immediately below:

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

EIGHT: This Court declares that the American Arbitration Association must abstain from hearing arbitration procedure number 50 501 T 00226 14, or any other ongoing and/or future ongoing arbitration already filed or to be filed by the defendant Goldgroup, based on the Earn In/Option Agreement dated September 1, 2006.

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

4.	The Arbitration Ruling contains an acknowledgement by the AAA that the AAA was named as a defendant in the legal demand filed by DynaMéxico in the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (the “DynaMéxico Legal Demand”). The Arbitration Ruling also contains a statement that the AAA was not properly served notice of the DynaMéxico Legal Demand.
5.	DynaMéxico obeyed the October 5, 2015 Court Order, and did not attend the Arbitration hearing.
6.	DynaMéxico will pursue all legal remedies in order to obtain a full dismissal of the Arbitration Ruling.
7.	The October 15, 2015 Court Order and the $48 million USD award of damages against Goldgroup Resources Inc. remains in full force and effect as issued. DynaMéxico is currently pursuing all available remedies in order to collect $48 million USD in damages from Goldgroup Resources Inc.

DynaResource Motion to Vacate Ruling Issued by the American Arbitration Association

DynaResource, Inc. and DynaMéxico plan to file a motion to vacate the Arbitration Ruling, in the United States District Court, District Court of Colorado.

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

FIFTH: Goldgroup is condemned and ordered to pay losses and damages to DynaMéxico, which Goldgroup continues to cause, until full payment of the above-mentioned amounts has been made, which damages and losses shall be calculated by an expert opinion in a corresponding legal procedure related to this litigation.

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

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The Company reports the following sales of equity securities during the quarterly period ending September 30, 2016:

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

Date: November 16, 2016

