Form 10-K
period 2016-12-31
DYNARESOURCE INC
filed 2017-04-27
CIK 1111741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
Accelerated File
 [ ]

Non-Accelerated Filer
[ ]
Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes [ ]                            No [X]

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2016, was $28,552,410 based on the closing price of $1.75 per share as reported on the OTCQB.  For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 16,722,825 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (April 18, 2017).

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

While these terms are recognized and required by Canadian securities legislation (under National Instrument 43-101 (“NI 43-101”), entitled Standards of Disclosure for Mineral Projects), the SEC does not recognize these terms. Investors in the United States are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted to reserves. In addition, inferred mineral resources have a great amount of uncertainty as to their existence and economic and legal feasibility. It cannot be assumed that all or any part of a measured mineral resource, indicated mineral resource or inferred mineral resource will ever be upgraded to a higher category. Under Canadian securities legislation, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, although they may form, in certain circumstances, the basis of a “preliminary economic assessment” as that term is defined in NI 43-101. U.S. investors are cautioned not to assume that any part or all of any reported measured, indicated, or inferred mineral resource estimates referred to in the NI 43-101 Technical Report and Mineral Resource Estimate (compiled for DynaResource de Mexico SA de CV) are economically or legally mineable.

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report on Form 10-K is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaResource de Mexico SA de CV, under the NI 43-101 Mineral Resource Estimate filed by the Company on SEDAR, are not disclosed in this Form 10-K. SEDAR is Canada’s System for Electronic Document Analysis and Retrieval, the mandatory document filing and retrieval system for Canadian public companies. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

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

We currently own 80% of the outstanding shares of DynaMéxico. DynaMéxico owns 100% of the mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracia Property, in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracia Project, under contract with DynaMéxico. DynaMineras currently conducts test mining and pilot milling operations, and other exploration activities in México.

In 2000, the Company formed DynaMéxico for the purpose of acquiring and holding mineral properties and mining concessions in México. DynaMéxico owns a portfolio of mining concessions which comprise the San José de Gracia Project (“SJG”). The mining concessions which comprise the SJG District cover 69,121 hectares (170,802 acres) on the west side of the Sierra Madre mountain range. At the incorporation of DynaMéxico, 100 shares of Fixed Capital Series “A” shares were issued, with DynaUSA receiving 99 shares and its CEO receiving 1 share.

In 2005, the Company formed DynaMineras. DynaMineras entered into an operating agreement with DynaMéxico on April 15, 2005. As a consequence of that agreement and subsequent amendments to that agreement, DynaMineras is the exclusive operating entity for the SJG Project.

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

●
Personnel Management Company at San Jose de Gracia;

Exploitation Amendment Agreement (“EAA”)

On May 15, 2013, DynaMineras entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to DynaMineras the right to finance, explore, develop and exploit the SJG Property, in exchange for the following:

(A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by DynaMineras to DynaMéxico; and

(B) After Item (A) above, 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that DynaMineras has received 200% of its advanced funds; a 2.5% Net Smelter Royalty on all minerals sold from SJG over the term of the EAA. The total advances made by DynaMineras to DynaMéxico as of December 31, 2016 are $6,125,000.

(C) After items (A) and (B) above, 50% of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA.

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

In this report, “DynaResource, Inc.”, the “Company”, “DynaUSA”, “our” and “we” refer to DynaResource, Inc. DynaResource de México SA de CV, the 100% owner of the mining concessions, camp, equipment, and related interests to San Jose de Gracia Property, is referred to a “DynaMéxico”. DynaUSA owns 80% of DynaMéxico. Mineras de DynaResource SA de CV, the named exclusive operator at San Jose de Gracia Property under agreement with DynaMéxico, is referred to as “DynaMineras”. DynaUSA owns 100% of DynaMineras. DynaResource Operaciones de San Jose de Gracia SA de CV, and the named manager of personnel and consultants who are actively involved at San Jose de Gracia under agreement with DynaMineras and DynaMéxico, is referred to as “DynaOperaciones”. DynaUSA owns 100% of DynaOperaciones. The San Jose de Gracia Property is referred to as “SJG”, or the “SJG Property”, or the “SJG Project”, or the “SJG District”. DynaMéxico owns 100% of the SJG District. Further in this report, “Au” represents gold; “Ag” represents silver; “oz.” represents ounces; “gpt” represents grams per metric tonne; “ft” represents feet; “m” represents meter, “km” represents kilometer; and “sq” represents square.

Segment Information

Our only current operating segment is México.

Products

The end use product produced at our test mining and pilot milling operations at SJG is either in the form of primarily gold-silver Dore, or primarily gold-silver concentrates. The end use product from current activities generally consists of approximately 100% concentrate and 0% Dore. Dore is an alloy consisting primarily of gold and silver but also containing other metals. Dore is sent to refiners to produce bullion that meets the required market standard of 99.95% gold and 99.9% silver. Gold-silver concentrates, or simply concentrate, is raw precious metals materials that has been crushed and ground finely to a sand-like product where gangue (waste) and non-precious metals are removed or reduced, thus concentrating the precious metals component. Concentrates processed and produced from San Jose de Gracia are shipped to third-party smelters, refineries or third parties for further processing or re-sale.

During 2016, we reported the delivery and sale of 8,668 net Oz gold contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracia Property in México.

Gold-silver concentrates are sold at a small discount to the prevailing spot market price, based on the price per ounce of gold and silver quoted at the London PM fix, with the actual net precious metals prices received depending on the sales contract. Concentrates are priced by individual concentrate lots of 36 to 72 tons, or as a series of lots under contract, whereby the final selling price and gold-silver quantities are subject to final adjustments at the time of final purchase settlement.

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

Mining Royalties.    In October 2013, the Mexican lower house passed a bill levying a tax-deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% surcharge on precious metals revenue for mining companies. The effective date of the law was January 1, 2014. Although there are a number of uncertainties surrounding the scope, calculation and enforcement of the royalty, based on the Company's current interpretation of the bill, the royalty or surcharge was not material for 2016.

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

The primary laws and regulations used by the State of Sinaloa, where our San Jose de Gracia property is located, in order to govern environmental protection for mining and exploration are: The General Law, Forestry Law, Residues Law, as well as their specific regulations on air, water and residues, and the Mexican official norms (known as "NOM-120"). In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploitation and exploration stage. The time required to obtain the required permits is dependent on a number of factors including the type of vegetation and trees impacted by proposed activities.

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

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the year ended December 31, 2016, the Company sold gold-silver concentrates to the following purchasers:

Dore:	None.
Gold-Silver Concentrates:	Dongmei Metals Mexico; Shanghai, China (“Dongmei”); and
Trafigura Mexico S.A de C.V.

Employees

As of March 30, 2017, we had 134 employees, including 132 employees based in México, and 2 in the United States. Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, permitting specialists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

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

The Company’s future is dependent upon the success of its exploration programs, and the success of its test mining and pilot milling programs. The exploration and development of mineral deposits involve significant risks over significant periods of time. It is impossible to ensure that the current or proposed exploration programs on the Company’s property will result in a profitable mining operation.

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

Metal	2011	2012	2013	2014	2015	2016
Gold	$1,572.00	$1,669.00	$1,411.00	$1,266.00	$1,175.00	1,236.00
Silver	35.12	31.15	23.79	19.08	13.90	17.14
Copper	4.00	3.61	3.32	3.11	2.09	2.54

As of April 18, 2017, the price of gold was $1,289 per ounce. Should a downward trend in prices occur, there is a possibility that we may record impairment charges in 2017, or in future years.

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

In June 2006, test mining and pilot production activities at SJG were suspended, in order to focus on the exploration of the vast SJG district. Funds received by DynaMéxico pursuant to the Earn In/Option Agreement (See Earn In / Option Agreement – Financing of Drilling – Exploration Programs (2006 – 2011), below, were utilized for exploration and related activities. The Company and its subsidiaries have $2,197,005 cash on hand at December 31, 2016. The Company could incur test pilot production expenses and corporate expenses greater than the amount of available cash on hand. The Company may need to raise additional funds in order to support its activities. If the Company needs to raise additional capital, its common stock could be diluted. Further, if the Company is unable to raise funds to meet its obligations, the value of its common stock may decline.

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

The feasibility of mining at our San Jose de Gracia property has not been established in accordance with SEC Industry Guide 7, and any funds spent on exploration and development could be lost.

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

The current formal resource estimate in respect of the SJG Property (the “NI 43-101 Mineral Resource Estimate") is based on limited information, such as historical data, drilling programs, the production activity conducted by the Company in 2003–2006, and various reports, manual calculations and opinions. No assurance can be given that the anticipated tonnages and grades will be achieved or that the estimated or indicated level of recovery will be achieved. The grade of mineralization actually recovered or produced could differ significantly from the resource estimates. In addition, under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaMéxico, under the NI 43-101 Mineral Resource Estimate filed by the Company on SEDAR, are not disclosed in this Form 10-K. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in definition of mineral reserves.

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

Majority Ownership of DynaMéxico

DynaUSA owns 80% of the outstanding share capital of DynaMéxico – the 100% owner of the SJG Project. As a consequence of this shared ownership (80%/20%), any current benefits to be derived from the ownership of DynaMéxico could be distributed on an 80%/20% basis.

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

While we currently maintain insurance to insure against general commercial liability claims and physical assets at our properties in México, we do not maintain insurance to cover all of the potential risks associated with our operations. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

Shortages of critical parts and equipment may adversely affect our operations and development projects.

The mining industry has been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, trucks, shovels and tires. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in rehabilitation and refurbishing of projects, thereby impacting operating costs, capital expenditures, and production and construction schedules.

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
Political and regulatory risks;
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
●
Actions by government central banks; and
●
General economic trends.

During the 2016 calendar year the price of our stock has ranged from a low of $1.00 to a high of $2.00. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We classify our mineral property as an "Exploration Property". We do not suggest that we have proven or probable reserves at our property as defined by the SEC. Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report on Form 10-K is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaMéxico, under and filed by the Company on SEDAR, are not disclosed in this Form 10-K. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

San Jose de Gracia Mineral Property

San Jose de Gracia Property (“SJG”) is a high-grade mineralized system which reports historical production of 1,000,000 Oz. gold (“Au”), from a series of underground workings and is located in the state of Sinaloa, México. The Company is focused on the exploration and future exploitation of this vein-hosted, near surface, and over 400 meters down dip gold potential, that occurs within fault breccia veins; and has been traced on surface and underground over a 15 Sq. kilometer area.

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

Lab

A field laboratory is maintained within the camp facility. The Company utilized the lab for assaying services during its production activities in 2003-2006. In the second half of 2016, the laboratory has been refurbished by DynaMineras and is currently utilized by on site personnel to provide assays for mined material, feed material, gravity and flotation concentrates, and tailings. DynaMineras anticipates utilizing the lab facility in the future for providing internal assays to support the exploration, test mining, and pilot milling activities.

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

1.
La Purisima Ridge trend;
2.
Palos Chinos trend;
3.
La Parilla to Veta Tierra trend (Including La Unión);
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

As of the date of this Form 10-K, all of the 33 mining concessions comprising the SJG Property are in good standing with respect to the payment of taxes and the filing of assessment work obligations imposed by the Mining Act of México and its Regulations. Included among the 33 mining concessions are 32 currently registered in the sole name of DynaMéxico. DynaMéxico holds one mining concession (San Miguel t.183504) that in order to produce legal effects requires the consent or relinquishment of first rights of refusal from registered owners to the 50% undivided title. See the note following the table of mining concessions below, describing the steps needed to be taken by DynaMéxico to obtain title to the San Miguel mining concession.

Current Mining Concessions - San José de Gracia

Claim Name	ClaimNumber	Staking date	Expiry	Hectares	Taxes / ha (pesos)
AMPL. SAN NICOLAS	183815	22/11/1988	21/11/2038	17.4234	111.27
AMPL. SANTA ROSA	163592	30/10/1978	29/10/2028	25.0000	111.27
BUENA VISTA	211087	31/03/2000	30/03/2050	17.9829	63.22
EL CASTILLO	214519	02/10/2001	01/10/2051	100.0000	31.62
EL REAL 2	216301	30/04/2002	29/04/2052	280.1555	31.62
FINISTERRE FRACC. A	219001	28/01/2003	27/01/2053	18.7856	31.62
FINISTERRE FRACC. B	219002	28/01/2003	27/01/2053	174.2004	31.62
GUADALUPE	189470	05/12/1990	04/12/2040	7.0000	111.27
LA GRACIA I	215958	02/04/2002	01/04/2052	300.0000	31.62
LA GRACIA II	215959	02/04/2002	01/04/2052	230.0000	31.62
LA LIBERTAD	172433	15/12/1983	14/12/2033	97.0000	111.27
LA NUEVA AURORA	215119	08/02/2002	07/02/2052	89.3021	31.62
LA NUEVA ESPERANZA	226289	06/12/2005	05/12/2055	40.0000	7.6
LA UNION	176214	26/08/1985	25/08/2035	4.1098	111.27
LOS TRES AMIGOS	172216	27/10/1983	26/10/2033	23.0000	111.27
MINA GRANDE	163578	10/10/1978	09/10/2028	6.6588	111.27
NUEVO ROSARIO	184999	13/12/1989	12/12/2039	32.8781	111.27
PIEDRAS DE LUMBRE 2	215556	05/03/2002	04/03/2052	34.8493	31.62
PIEDRAS DE LUMBRE 3	218992	28/01/2003	27/01/2053	4.3098	31.62
PIEDRAS DE LUMBRE No.4	212349	29/09/2000	28/09/2050	0.2034	63.22
PIEDRAS DE LUMBRE UNO	215555	05/03/2002	04/03/2052	40.2754	31.62
SAN ANDRES	212143	31/08/2000	30/08/2050	385.0990	63.22
SAN JOSÉ	208537	24/11/1998	23/11/2048	27.0000	111.27
SAN MIGUEL (1)	183504	26/10/1988	25/10/2038	7.0000	111.27
SAN NICOLAS	163913	14/12/1978	13/12/2028	55.5490	111.27
SAN SEBASTIAN	184473	08/11/1989	07/11/2039	40.0000	111.27
SANTA MARIA	218769	17/01/2003	16/01/2053	4.2030	31.62
SANTA ROSA	170557	13/05/1982	12/05/2032	31.4887	111.27
SANTO TOMAS	187348	13/08/1986	12/08/2036	312.0000	111.27
TRES AMIGOS 2	212142	31/08/2000	30/08/2050	54.4672	63.22
FINISTERRE 4	231166	18/01/2008	17/01/2058	2142.1302	5.08
FRANCISCO ARTURO	230494	06/09/2007	27/03/2057	62,481.3815	5.08
TOTAL				69,121.4010

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

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $74,000 USD as of April 10, 2017), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, DynaMineras expects to construct a Medical Facility and a Community Center in year 2016. DynaMineras reports that land and building for which the medical facility and community center will be constructed have been approved for re-zoning by the local community; and plans are being drawn for constructing the facilities.

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

Mineral Reserves / No Known Reserves

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG property is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaMéxico is not disclosed in this Form 10-K. There has been insufficient exploration to define any mineral reserves on the property, and it is not certain if further exploration will result in the definition of mineral reserves.

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

Lack of Historical Surface Disturbance or Contamination

Historical production at San Jose de Gracia occurred prior to the Mexican Revolution (pre-1910). The Company is not aware of any surface disturbance or contamination issues found on the surface or in the groundwater due to historical mining activities.

Since acquisition and consolidation of the project under DynaResource de Mexico SA de CV. (“DynaMéxico”), all activities conducted at San Jose de Gracia have been permitted in accordance with Mexico regulations, the specifics of which are described below:

On June 17, 2013, DynaResource de Mexico received from the Secretaria de Medio Ambiente Y Recursos Naturales (“Semarnat”), the federal environmental authority in Mexico, the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at San Jose de Gracia (the “Semarnat Permit”). Under the terms of the Semarnat Permit, DynaMéxico is responsible for maintaining the San Jose de Gracia pilot mill facility, as well as the adjacent tailings pond area, in compliance with Semarnat regulations.

On September 30, 2013 DynaResource de Mexico also received from Semarnat, the approval and permission which allows for the exploitation and mining activities at the San Pablo Area of San Jose de Gracia (the “Semarnat Exploitation Permit”). Under the terms of the Semarnat Exploitation Permit, DynaMéxico’s exploitation and mining activities are restricted to the San Pablo Area of San Jose de Gracia.

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

Pilot Production Activities (2003 – 2006)

DynaMéxico, conducting activities through its operating sister companies DynaMineras and DynaOperaciones, mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006. 18,250 Oz. gold was produced and sold from mill feed tonnage of 42,000 tonnes, at an average grade of approximately 15-20 g/t. Production costs were reported at approximately $175/Oz. gold in this small scale, pilot production operation. The small-scale mining and production activities at SJG consisted of improvements to an existing mill, including the installation of a gravity / flotation processing circuit, and initial test runs with tailings were completed in 2002. Actual mining at the high-grade San Pablo area of the property commenced in March 2003.

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

Parameters Used to Estimate the Mineral Resource Estimate--The data base for the San Jose de Gracia Project consists of 372 drill holes of which 361 are diamond drill holes (“DDH”) and the remaining 11 were reverse circulation holes “(RC”), with a total drilling of 75,878 meters. The NI 43-101 Mineral Resource Estimate, prepared in 2012, concentrates on four main mineralized vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima. Of the 372 drill holes, 368 were drilled to test these four main vein systems and the remaining four holes tested the Argillic Zone. Technical personnel of Minop S.A. de C.V. (“Minop”), a subsidiary (or affiliate) of Goldgroup Mining Inc., built three dimensional solids to constrain estimation to the interpreted veins in each swarm. The 172 holes most recently drilled (2009-2011), were allocated as follows: Tres Amigos (64 holes), San Pablo (49 holes), La Union (24 holes), La Purisima (32 holes) and Argillic Zone (3 holes). The data base also includes rock and chip sampling, regional stream sediment sampling, and IP Surveys.

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

The Company received from DynaMéxico on February 14, 2012, a National Instrument 43-101 Mineral Resource Estimate for San Jose de Gracia. The NI 43-101 Resource Estimate was prepared by Mr. Robert Sandefur, BS, MSc, P.E., a Qualified Person as defined under NI 43-101, and a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”). The Resource Estimate concentrates on four separate main vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima.

The mineral resource estimates prepared by Mr. Robert Sandefur for this Technical Report included Indicated Resources at Tres Amigos and San Pablo. Table summaries of Indicated and Inferred Resources are contained in the 2012 DynaMéxico-CAM Mineral Resource Estimate. The Resource Estimate has been filed, along with the Technical Report on SEDAR; but is not disclosed in this Form 10-K.

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

Block Model Calculation in Surpac Software--The Company has compiled its manual calculation and internal interpretation of the mineralization at SJG defined by drilling and production to date. The Company has also built the block model of mineralization at SJG using Surpac (Gemcom) software. The current block model at SJG confirms mineralization at San Pablo, Tres Amigos, La Union, Palos Chinos, and La Purisima, with portions of the mineralization in a high-grade category, and including mineralization at San Pablo and Tres Amigos, and is consistent with the CAM SJG Mineral Resource Estimate described above. The Company will continue this Surpac modeling work as additional drill programs are planned and completed.

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

DynaMéxico Permit Filings / Permits History (2003 – 2016)

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

Test Underground Mining and Pilot Mill Operations (2015)

In July 2015, the Company commenced a capital investment program designed to increase tonnage and output from the test mining operations, and to increase volume and output through the pilot mill facility. Through DynaMineras, the Company was engaged in the implementation of this capital investment program from July through December 2015.

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

IVA ($272,000); Value added taxes paid, and refundable;

Land Use and Rental ($83,000);

Summary of Test Mining and Pilot Mill Operations for 2015 and 2016:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.0%	1,495	1,308
2016	33,172	12.70	79.7%	10,836	8,668

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2017; and projects the increased output from 150 tons/day to 200 tons/day from the mine and mill during 2017.

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

Wifley Shaking Table: The concentrate from the spirals feed the Wifley shaking table, producing a high-grade gravity concentrate. The high-grade gravity concentrate is bagged and shipped for sale. (There are no chemicals present in the gravity concentrate.) It is estimated that the gravity concentrate produced is approx. 40% of the total recovered gold; and estimated that a 300-400 g/t Au would be the final gravity concentrate grade.

Flotation Conditioning Tank: The tailings from spirals and from the Wifley table are fed to the flotation conditioning tank. A low calculation of chemicals is added, with metered feeder, directly to the flotation feed tank. Sodium sulfide, a granular solid, is added also to the agitated flotation feed tank.

Flotation Chemicals: The following chemicals are added to the flotation feed tank: Na2S (Sodium Sulfide), 400 g/mt (solid); Aero 343 Xanthate Collector 40-80 g/mt (liquid); Cytec 7249 conditioner 50 g/mt (liquid); Cytec 4037 Conditioner 20–40 g/mt (liquid); and Aerofroth 70 or 73 Frother 30 g/mt (liquid).

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

ITEM 3. LEGAL PROCEEDINGS

Arbitration filed by Goldgroup / DynaMéxico Complaint against Goldgroup

On March 14, 2014, Goldgroup filed for arbitration in the United States with the American Arbitration Association ("AAA"), citing the Earn In Agreement dated September 1, 2006 as the basis for the arbitration filing. The Company filed an answer on April 10, 2014, disputing that any issues exist which provide for arbitration.

On December 9, 2014, DynaMéxico filed an Ordinary commercial lawsuit (Civil Claims) against Goldgroup Mining Inc., its parent company Goldgroup Resources Inc., and the AAA, in the Thirty Sixth Civil Court in the Federal District of México, under file 1120 number / 2014 ("the DynaMéxico Trial"). The DynaMéxico Trial seeks to terminate the U.S.-based arbitration proceedings, as DynaMéxico believes there is no legal basis for arbitration, and to nullify the arbitration proceedings since Goldgroup previously sought recourse in the Mexican courts. In the DynaMéxico Trial, DynaMéxico also requests that substantial damages (in the amount of US $50 million) be awarded to DynaMéxico against Goldgroup for:

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

On October 5, 2016, in an appellate ruling, the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), file number 1120/2014 declared, among other resolutions, that:

(a)
The AAA must “cease and desist” from the arbitration proceeding;

(b)
The AAA does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006; and

(c)
The AAA does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do

(d)
 not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.

$48M Damages Award to DynaMéxico

Also on October 5, 2015, in an appellate ruling, DynaMéxico was awarded in excess of US $48 million in damages from Goldgroup Resources, Inc. by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the damages award and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”).

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

Mexico City Court Approves Lien on Shares of DynaMéxico owned by Minority Interest Holder

On October 5, 2016, the Thirty-Sixth Civil Court of the Superior Court of Justice of the Federal District of Mexico (Tribunal Superior de Justicia del Distrito Federal) approved a Lien (referred to by the court as an “Embargo”), in favor of DynaMéxico, upon Stock Certificates in the name of Goldgroup Resources Inc. (“Goldgroup”). The Stock Certificates subject to the Lien (“Embargo”) constitute Shares of DynaMéxico (“the Goldgroup DynaMéxico Shares”).

The Goldgroup DynaMéxico Shares were seized as a partial recovery of assets by DynaMéxico after DynaMéxico was awarded more than $ 48 M USD (Forty-Eight Million Dollars) in damages against Goldgroup (the “Damages against Goldgroup”) on October 05, 2015, as described in a Sentencia Definitiva (the “Definitive Sentence”) issued by the same court, the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México, File number 1120/2014. Excerpts from the Definitive Sentence appear below. In addition to the Damages against Goldgroup, the Definitive Sentence also included additional Resolutions ordered in favor of DynaMéxico (the Damages against Goldgroup and the additional Resolutions are together referred to as the “Oct. 5, 2015 Resolution”).

Arbitration Ruling

In direct contradiction to the October 5, 2015 Definitive Sentence issued by court in México, on August 25, 2016 the American Arbitration Association - International Centre for Dispute Resolution, Denver office (the “AAA”) issued an Arbitration Ruling (the “Arbitration Ruling”) in favor of Goldgroup Resources Inc. against DynaMéxico and DynaResource, Inc. The Arbitration Ruling was the result of a proceeding in which neither DynaMéxico nor DynaResource participated, since the Definitive Sentence issued by the court in México effectively prohibited their participation in the proceeding, and should have prohibited Goldgroup Resources Inc. participation as well.

The Arbitration Ruling provides the following: (i) the Earn In/Option Agreement is still in force, and consequently Goldgroup may appoint two directors to the DynaMéxico board, and may participate in the appointment of a fifth director; (ii) the DynaMéxico Management Committee is reinstated, and must approve all budgets and expenditures; (iii) amounts expended by DynaMéxico that were not approved by the Management Committee are subject to repayment by DynaResource; (iv) the issuance of additional shares by DynaMéxico (and consequent dilution of Goldgroup's equity interest) was in violation of the Earn In/Option Agreement; and (v) DynaResource and DynaMéxico are responsible for Goldgroup's costs and professional fees associated with the Arbitration Ruling.

Unlike the vast majority of arbitration proceedings in the U.S., the Arbitration Ruling is not final. Since the Arbitration Ruling is subject to international rules, the ruling may be vacated by U.S. courts, or simply not recognized by U.S. courts, on a number of grounds. Accordingly, both DynaMéxico and DynaResource have timely requested relief from the United States Federal District Court in Colorado, via the filing of a Petition for Nonrecognition of Foreign Arbitral Award and/or Motion to Vacate Arbitration Award (the “Petition for Nonrecognition”), and a supporting brief. The Petition for Nonrecognition relies heavily upon the Mexican court's Definitive Sentence, key excerpts of which appear immediately below.

The Mexican court has already ruled that “any controversy arising from the Earn In/Option Agreement must be brought and resolved under Mexican Law and by competent Mexican Courts with proper jurisdiction.” Consequently, the monetary awards against DynaResource - which are based upon a finding that the Earn In/Option Agreement is still in force - will not be enforceable if the Mexican court rules that the Earn In/Option Agreement is terminated. The Company believes that the potential for the assessment of a material monetary judgment against DynaResource is remote.

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

  (C) The Arbitration Ruling contains an acknowledgement by the AAA that the AAA was named as a defendant in the legal demand filed by DynaMéxico in the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (the “DynaMéxico Legal Demand”). The Arbitration Ruling also contains a statement that the AAA was not properly served notice of the DynaMéxico Legal Demand.

  (D) DynaMéxico obeyed the October 5, 2015 Court Order, and did not attend the Arbitration hearing.

  (E) DynaMéxico will pursue all legal remedies in order to obtain a full dismissal of the Arbitration Ruling.

  (F) The October 5, 2015 Court Order and the $48 million USD award of damages against Goldgroup Resources Inc. remains in full force and effect as issued. DynaMéxico is currently pursuing all available remedies in order to collect $48 million USD in damages from Goldgroup Resources Inc. (See Court Approves Lien on Shares of DynaMéxico owned by Goldgroup Resources, above).

DynaUSA and DynaMéxico filed Motion to Vacate Arbitration Ruling

On November 17, 2016, DynaUSA and DynaMéxico filed a Motion to Vacate the Arbitration Ruling in United States District Court, District of Colorado.

Complaint filed by Goldgroup against the May 17, 2013 Shareholders’ Meeting of DynaMéxico

On February 2nd, 2014, Goldgroup Resources Inc. filed a petition with the judge, tenth district Mazatlán, according to record 08/2014, in the ordinary commercial action, against DynaResource Inc., and DynaResource de México, S.A. de CV. Goldgroup complains against the results of the shareholders meeting of May 17, 2013, and petitions for the nullification of the meeting itself and for the nullification of the additional shares of the outstanding capital of DynaMéxico issued to DynaResource, Inc. in satisfaction of debts owed to DynaResource.

DynaResource and DynaMéxico filed a response on January 9, 2016, and the matter is pending. DynaMéxico will vigorously defend against all such complaints by Goldgroup, as there exists no legal basis for the complaint by Goldgroup against the May 17, 2013 shareholders meeting of DynaMéxico.

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

Year ended December 31, 2016	Low	High
First Quarter	1.10	1.65
Second Quarter	1.30	1.50
Third Quarter	1.41	1.95
Fourth Quarter	1.20	1.99
Year ended December 31, 2015
First Quarter	1.35	1.90
Second Quarter	1.25	2.00
Third Quarter	1.50	2.00
Fourth Quarter	1.00	2.00

As of April 15, 2017, there were outstanding 16,722,825 shares of our common stock, which were held by approximately 569 shareholders of record. This figure does not include shareholders that hold their shares in street name or with a broker.

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

During the fiscal year ended December 31, 2016, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K, we have not sold any equity securities not registered under the Securities Act.

During the fiscal years ended December 31, 2016 and 2015, no securities of the Company were authorized for issuance under equity compensation plans.

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

●
Entered into Exploitation Agreement (“EAA”) with DynaMéxico (See EAA below);

●
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

Test Underground Mining and Pilot Mill Operations (2015)

In July 2015, the Company commenced a capital investment program designed to increase tonnage and output from the test mining operations, and to increase volume and output through the pilot mill facility. Through DynaMineras, the Company was engaged in the implementation of this capital investment program from July through December 2015.

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

Land Use and Rental ($83,000);

Test Underground Mining and Pilot Mill Operations 2015 and 2016

DynaMineras reports the following estimated summary of its test mining and pilot milling operations conducted during 2015 and 2016:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.00	1,495	1,380
2016	33,172	12.70	79.7%	10,836	8,668

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2017; and projects the increased output from 150 tons/day to 200 tons/day from the mine and mill in 2017.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $9,496,105 in 2016 and $944,910 in 2015.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,151	$1,236
2017 (Through April)	$1,286	$1,151	$1,221

Source: Kitco, Reuters and the London Bullion Market Association

On April 18 2017, the afternoon fixing gold price on the London Bullion Market was $1,278 per ounce and the spot market gold price on the New York Commodity Exchange was $1,289 per ounce.

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

Results for the Years Ended December 31, 2016 and 2015

Test Underground Mining and Pilot Mill Operations (2015)

In July 2015, The Company commenced a capital investment program designed to increase tonnage and output from the test mining operations, and to increase volume and output through the pilot mill facility. The Company, through DynaMineras was engaged in the implementation of this capital investment program from July through December 2015. And, as a result, the Company projects that mining and milling volumes will approach 100 tons/day of mineralized material, in January 2016.

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

Land Use and Rental ($83,000);

Summary of Test Mining and Pilot Mill Operations

DynaMineras reports the following estimated summary of its test mining and pilot milling operations during 2015 and 2016:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.00%	1,495	1,380
2016	33,172	12.70	79.7%	10,836	8,668

Test pilot operations in 2016 yielded 33,172 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 10,863 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 8,668 Oz. Au) contained in gold-silver concentrates, and the receipt of $9,496,105 in revenues from the sale of gold-silver concentrates.

Test pilot operations in 2015 yielded 7,180 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 1,495 gross Oz Au (and net of buyer’s price discount and refining costs approximately 1,308 Oz Au) contained in gold-silver concentrates, and the receipt of $944,910 in revenues from the sale of gold-silver concentrates.

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2017; and projects the output of 150 tons/day – 200 tons/day from the mine and mill in 2017.

REVENUE. Revenues for the years ended December 31, 2016 and 2015 were $9,496,105 and $944,910, respectively. The Company continued the test mining and pilot mill processing at San Jose de Gracia, including the production and sale of precious metals concentrates.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the years ended December 31, 2016 and 2015 were $2,263,409 and $141,737, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product.

MINE OPERATING COSTS. Mine operating costs for the years ended December 31, 2016 and 2015 were $2,621,707 and $438,484, respectively. These costs are directly related to the extraction of mine tonnage to be processed at the mill.

PRE-PILOT-PRODUCTION EXPENSES. Pre-Pilot Production Expenses for the years ended December 31, 2016 and 2015 were $64,795 and $2,444,469, respectively. These expenses were due to the Company commencing mining and milling operations in 2014. These expenses include refurbishment, facilitation of and cleaning of the mill and mine operations

PROPERTY HOLDING COSTS. Property holding costs for the years ended December 31, 2016 and 2015 were $185,263 and $394,535, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. These costs were accounted for as Exploration Costs in prior years.

OPERATING EXPENSES. Operating expenses for the years ended December 31, 2016 and 2015 were $ 2,598,916 and $3,988,331 respectively. The above expenses include depreciation and amortization amounts of $77,638 and $128,513 for the years ended December 31, 2016 and 2015, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency transaction gain or (loss) for the years ended December 31, 2016 and 2015 was $(19,985) and $(3,749,484), respectively. Included in this category in 2016 is interest expense of 119,532, other expense of $(156,882), Change in Derivative Liability of $276,647, and currency transaction gain or (loss) of $(20,218). Included in this category in 2015 is interest expense of (240,129), inducement expense of $(826,347) and other expense of $(203,559) and currency transaction gain or (loss) of $(2,479,449). The reason for the currency loss or gain is the revaluation of the Mexican Peso in 2016 and 2015.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the years ended December 31, 2016 and 2015 was $283,333 and $(560,643), respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period, as well as accretion of financial statement derivatives. For the year ended December 31, 2015, the Company recorded $4,637,179 for a one-time charge for accretion of financial statement derivatives.

Liquidity and Capital Resources

As of December 31, 2016, the Company had working capital of $(3,432,452), comprised of current assets of $4,369,618 and current liabilities of $7,802,070, of which $5,106,090 is a derivative liability. This represents an increase of $1,577,665 from the working capital maintained by the Company of $(5,010,117) with a derivative liability of $5,382,737 as of December 31, 2015. The primary reason for this deficit is recognition of financial statement derivatives incurred in the issuance of Preferred C shares in 2015. The Company continued to ramp up the operations to the refurbishment of the pilot mill facility and the rehabilitation of the San Pablo mine at San Jose de Gracia.

Net cash provided (used) in operations for the year ended December 31, 2016 decreased to $(535,136) from $(7,109,078) in the year ended December 31, 2015. This was due to the increased revenue generated from the pilot mill facility from the processing of bulked mine samples through the pilot mill facility. The pilot mill facility is now operational and the Company is producing substantial revenue from processing material mined from San Pablo Mine through the pilot mill facility in 2015, in order to fund continuing operations.

Net cash (used) in investing activities for the years ended December 31, 2016 and 2015 was $(145,030) and $(669,428), respectively. The decrease is due to less capital purchases which related to the mine and refurbishing of and mill.

Cash provided (used) provided by financing activities for the year ended December 31, 2016 was $(310,000) compared to $6,969,680 for the year ended December 31, 2015. The primary components for the current year are repayment of a note for $150,000 and dividends paid of $160,000. The primary components for the prior year were for issuance of Series C Preferred shares for cash of $3,955,000 and proceeds from the issuance of common shares of $2,917,750. Additionally, in 2015 the Company received $325,000 in proceeds for advances by Company Management. Proceeds from financing were utilized to refurbish the pilot mill facility and to rehabilitate the San Pablo mine, and to prepare to process bulk mined samples through the mill facility.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the years ended December 31, 2016 and 2015 the portion of the net loss attributable to Goldgroup was $(283,333) and $(560,643), respectively.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through 2017. The Company plans to seek additional debt funding during the next 12 months depending on results of its pilot operations, market conditions, and other factors.

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

As of December 31, 2016, the Company had advanced $6,525,000 to DynaMineras and DynaMineras had advanced $6,125,000 to DynaMéxico. At December 31, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for $4,000,000 receivable it held from DynaMéxico. The remaining $1,975,000 is a receivable owed to DynaMineras from DynaMéxico as of December 31, 2016. The total receivable from DynaMineras to the Company is $6,525,000 as of December 31, 2106.

Beginning on December 31, 2012, the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

Amounts Owed to DynaUSA and DynaMineras

As of December 31, 2016, the Company had advanced $6,525,000 USD to DynaMineras and DynaMineras had advanced $6,125,000 USD to DynaMéxico. On September 5, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for the $4,000,000 receivable from DynaMéxico. As a result of these transactions:

●
DynaMéxico owes $2,125,000 USD to DynaMineras; and,
●
DynaMéxico owes $4,000,000 USD to DynaUSA.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of December 31, 2016.

Mineras de DynaResource (“DynaMineras”)

The receivable from Mineras to the Company is $6,525,000 as of December 31, 2016, as described above. All receivables and payables among all subsidiary companies have been eliminated upon consolidation.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March, 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June, 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had a receivable from DynaResource Nevada, Inc. of $159,143 and $nil at December 31, 2015 and 2016 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of December 31, 2015 and 2016, respectively.

Minority Interest Holder in DynaMéxico Attempts to Interfere with Activities at San Jose de Gracia

Goldgroup Mining Inc., Vancouver, BC. (“GGA.TO” – “Goldgroup Mining”), a Minority Interest Holder in DynaMéxico through a Mexican subsidiary Goldgroup Resources Inc., issued a press release on June 27, 2016 claiming to announce a closing of mining operations at the SJG Project, which was misleading, deceptive, and proved to be false. Goldgroup Mining issued the June 27 press release without independently confirming the facts – and admitted its failure to confirm the facts in the release. DynaMéxico corrected the misleading press release issued by Goldgroup Mining as described below:

  1. DynaMéxico herein states the facts:

(a) Following an unscheduled inspection of the mining operations at the SJG Project on June 26, 2016 by a Sinaloa State governmental agency, an order of temporary work stoppage was quickly overturned by Sinaloa State court order.

(b) The Sinaloa State Court ruled that the unscheduled inspection and the temporary suspension of mining operations at the SJG Project, were improper. The Sinaloa State Court further ordered the immediate removal of the temporary suspension.

(c) Following the Sinaloa State Court Order, all mining operations at SJG promptly resumed normal activities.

  2. DynaMéxico herein states further facts:

(a) Following a second unscheduled inspection of the mining and milling operations at the SJG Project on August 18, 2016 by a Sinaloa State governmental agency, an order of temporary work stoppage was quickly overturned by a second Sinaloa State court order.

(b) The Sinaloa State Court ruled that the unscheduled inspection and the temporary suspension of mining and milling operations at the SJG Project, were again improper. Once again, the Sinaloa State Court further ordered the immediate removal of the temporary suspension.

(c) Following the second Order issued by the Sinaloa State Court, all mining and milling operations at SJG once again promptly resumed normal activities.

3. The award of damages in excess of $48 million USD against Goldgroup Resources Inc. (“Goldgroup Resources”, a wholly owned subsidiary of Goldgroup Mining Inc.), by virtue of a sentence issued on October 5, 2015 by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México, remains as ordered by the court.

4. On October 5, 2016, the Thirty-Sixth Civil Court of the Superior Court of Justice of the Federal District of Mexico (Tribunal Superior de Justicia del Distrito Federal) approved a Lien (referred to by the court as an “Embargo”), in favor of DynaMéxico, upon Stock Certificates in the name of Goldgroup Resources Inc. (“Goldgroup”). The Stock Certificates subject to the Lien (“Embargo”) constitute Shares of DynaMéxico (“the Goldgroup DynaMéxico Shares”).

(a) Goldgroup Mining Inc., the parent company (“Goldgroup Mining”), has not disclosed the $48 million award of damages, Nor the Lien against the Shares, nor has Goldgroup Mining disclosed the unsuccessful efforts of its subsidiary to challenge the $ 48 million damages award, in its Annual Information Form -- the equivalent of its annual report to shareholders.

(b) An unrelated lawsuit, in which the amount in controversy was only $3 million, was disclosed by Goldgroup Mining Inc.

(c) Goldgroup Resources currently holds a minority interest in the outstanding share capital of DynaMéxico. Goldgroup Resources has challenged this level of ownership through the legal system, but this challenge has also been unsuccessful. The ownership of Goldgroup Resources in the capital of DynaMéxico remains at 20%.

(d) Goldgroup Mining, the parent company, has not disclosed the unsuccessful efforts of Goldgroup Resources to challenge this ownership level in DynaMéxico, in its Annual Information Form.

(e) Since 2005, the exclusive operator of the SJG Project, under contract with (and an affiliate of) DynaMéxico, is Mineras de DynaResource S.A. de C.V. (“DynaMineras”). This operating control of the SJG Project has continued uninterrupted since 2005, before Goldgroup Resource contributed any capital investment to DynaMéxico.

(f) Goldgroup Mining, the parent company, has not disclosed that DynaMineras has operating control of the SJG Project, in its Annual Information Form.

(g) Since 2000, the President of DynaMéxico holds broad powers of attorney granted by the shareholders of DynaMéxico. The powers of attorney give the President broad authority to act for DynaMéxico. The powers of attorney existed before Goldgroup Resources contributed any capital investment to DynaMéxico.

(h) Goldgroup Mining, the parent company, has not disclosed the existence of the powers of attorney held by the President of DynaMéxico, in its Annual Information Form.

DynaMéxico’s further clarifying statements regarding the SJG Project:

(a) In recent years, Goldgroup Mining and Goldgroup Resources (“Goldgroup”) have continuously misrepresented ownership interest and shareholder position related to DynaMéxico and the SJG Project;

(b) DynaMéxico, since May 2000, owns 100% of the mining concessions and related interest comprising the SJG Project;

(c) At no time has Goldgroup owned any interest in the SJG Project; rather its only ownership interests have been earned under agreement as a common shares equity interest (shareholder’s interest) of DynaMéxico;

(d) DynaResource, Inc., Irving, Texas (OTCQB: DYNR - “DynaUSA”) currently owns 80% of the outstanding share Capital of DynaMéxico; Goldgroup currently owns 20% of the outstanding share capital of DynaMéxico;

(e) At no time during its involvement as a common shares equity interest holder (shareholder) of DynaMéxico, has Goldgroup been an operator at the SJG Project;

(f)
There is no joint venture agreement with Goldgroup involving the SJG Project;

(g) Since the earning of its shareholder’s interest in DynaMéxico (March 2011), Goldgroup has continuously refused to contribute funds to the ongoing maintenance, advance, and further development of the SJG Project;

(h) Consistently and continuously since March 2011, Goldgroup has sought to, and threatened to stop, delay, or otherwise impair and negatively impact the financing, maintenance, advance and further development of the SJG Project;

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

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2016 and 2015. The financial statements as of December 31, 2016 and 2015, of the Company included in this Form 10-K have been audited by MaloneBailey, LLP, an independent registered public accounting firm, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Financial Statements included in the Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
DynaResource, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynaResource, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 26, 2017

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,197,005	$1,922,599
Accounts Receivable	454,140	145,650
Inventories	561,238	98,056
Foreign Tax Receivable	1,083,364	597,012
Other Current	73,871	6,064
Total Current Assets	4,369,618	2,769,381

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $821,132 and $823,044)	578,743	635,950
Mining Concessions	4,132,678	4,132,678
Investments in Affiliate	70,000	70,000
Receivables from Affiliate	-	159,143
Other Assets	15,450	20,130

TOTAL ASSETS	$9,166,489	$7,787,282

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$309,952	$259,762
Convertible Notes Payable	956,250	956,250
Advances—Related Party	-	150,000
Due to Non-Controlling Interest	231,500	231,500
Accrued Expenses	1,198,278	799,249
Derivative Liabilities	5,106,090	5,382,737
Total Current Liabilities	7,802,070	7,779,498

TOTAL LIABILITIES	$7,802,070	$7,779,498

Preferred Stock, Series C, $.0001 par value, 1,733,221 shares
Authorized, 1,733,221 outstanding as of 2016 and 2015	$4,333,053	$4,333,053
Stockholders’ Equity Deficit
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	$1	$1
Common Stock, $.01 par value, 25,000,000 shares authorized,
16,722,825 shares outstanding as of 2016 and 2015	167,228	167,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	55,083,783	55,083,783
Treasury Stock, 1,112,313 outstanding as of 2016 and 2015	(3,175,515)	(3,175,515)
Accumulated Other Comprehensive Income	3,771,532	4,822,094
Accumulated Deficit	(53,013,185)	(54,800,910)
Total DynaResource, Inc. Stockholders’ Equity	2,873,844	2,136,681
Non-controlling Interest	(5,842,478)	(6,461,950)
TOTAL (DEFICIT)	$(2,968,634)	$(4,325,269)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,166,489	$7,782,282

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	2016	2015

REVENUES	$9,496,105	$944,910
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	2,263,409	141,737
Mine Operating Costs	2,621,707	438,484
Pre-Pilot Production Costs	64,795	2,444,469
Property Holding Costs	185,263	394,535
General and Administrative	2,598,916	3,988,331
Depreciation and Amortization	77,638	128,513
Total Operating Expenses	7,811,728	7,536,069

NET OPERATING INCOME (LOSS)	1,684,377	(6,591,159)

OTHER INCOME (EXPENSE)
Foreign Currency Translation Gains/Losses	(20,218)	(2,479,449)
Interest Expense	(119,532)	(240,129)
Inducement Expense	-	(826,347)
Change in Derivative	276,647	(204,279)
Other Income (Expense)	(156,882)	720
Total Other (Expense)	(19,985)	(3,749,484)

NET INCOME (LOSS) BEFORE TAXES	1,664,392	(10,340,643)

TAXES	-	-

NET INCOME (LOSS)	$1,664,392	$(10,340,643)
Deemed Dividend for Series C Preferred	(173,797)	(87,374)
Accretion of Preferred Stock to Redemption	-	(4,637,179)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$283,333	$560,643
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS	1,773,928	(14,504,553)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.:

Basic Gain (Loss) per Common Share	$.11	$(.92)
Weighted Average Shares Outstanding, Basic	16,722,825	15,819,701

Diluted Gain (Loss) per Common Share	$.09	$(.92)
Weighted Average Shares Outstanding, Diluted	18,560,464	15,819,701

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign Currency Translation Gains/Losses	(147,757)	(2,606,387)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(147,757)	(2,606,387)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,516,635	$(12,947,030)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$897,163	$(12,667,108)
NON-CONTROLLING INTEREST	$619,472	$(279,922)
	1,516,635	(12,947,030)

The accompanying notes are an integral part of these consolidated financial statements.

 DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred					Additional			Accumulated		Non-
	Series A	Series A	Common	Common	Preferred	Paid In	Treasury	Treasury	Comprehensive	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Rights	Capital	Shares	Amount	Income	Deficit	Interest	Total

Balance, December 31, 2014	1,000	1	14,146,024	141,461	40,000	50,042,582	1,378,013	(4,152,750)	2,495,629	(40,383,731)	(6,181,229)	2,001,963

Sale of Common Shares			1,169,500	11,695		2,906,055						2,917,750
Issuance of Treasury Shares			750,000	7,500		1,297,500	750,000	(1,305,000)				-
Issuance of Common Shares for Services			250,000	2,500		432,500						435,000
Issuance of Treasury S for Services						(515,700)	(1,015,700)	2,282,235				1,766,535
Conversion of Notes to Common Shares			337,162	3,372		839,532						842,904
Conversion of Advances to Common Shares			70,000	700		174,300						175,000
Inducement Expense						826,347						826,347
Issuance of Warrants---Golden Post						(3,025,758)						(3,025,758)
Derivatives from Golden Post Preferred Stock						2,106,425						2,106,425
Accretion Expense due to Golden Post Pref Stock										(4,637,179)		(4,637,179)
Fractional Shares			139
Other Comprehensive Income									2,326,465		279,922	2,606,387
Net (Loss)										(9,780,000)	(560,643)	(10,340,643)

Balance, December 31, 2015	1,000	1	16,722,825	167,228	40,000	55,083,783	1,112,313	(3,175,515)	4,822,094	(54,800,910)	(6,461,950)	(4,325,269)

Other Comprehensive Income									(1,050,562)		902,805	(147,757)
Paid Dividend on Pref Shs										(160,000)		(160,000)
Bet Income										1,947,725	(283,333)	1,664,392

Balance, December 31, 2016	1,000	1	16,722,825	167,228	40,000	55,083,783	1,112,313	(3,175,515)	3,771,532	(53,013,185)	(5,482,478)	(2,968,634)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,664,392	$(10,340,643)
Adjustments to reconcile net loss to cash
(used in) Operating activities
Issuance of Common Stock for Services	-	435,000
Distribution Of Treasury Shares	-	1,766,535
Inducement Expense	-	826,347
Change in Derivatives	(276,647)	204,279
Depreciation and Amortization	77,638	128,513
Write Off Receivables from Affiliate	157,679	-
Change in Operating Assets and Liabilities:
Accounts Receivable	(366,861)	(141,109)
Receivables from Affiliate	-	(8,877)
Inventories	(529,405)	(14,642)
Foreign Tax Receivable	(643,604)	(463,499)
Other Assets	(79,698)	15,908
Accounts Payable	63,587	183,914
Accrued Liabilities	468,055	299,196
CASH FLOWS (USED IN) OPERATING ACTIVITIES	535,136	(7,109,078)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(145,030)	(669,428)
CASH FLOWS USED IN INVESTING ACTIVITIES	(145,030)	(669,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Advances—Related Party	-	325,000
Proceeds of Sale of Common Stock	-	2,917,750
Payments of Notes Payable	-	(228,570)
Proceeds from Sale of Preferred Stock Series C	-	3,955,000
Payment of Dividends	(160,000)	-
Payment of Promissory Notes-Related Party	(150,000)	-
Purchase of Treasury Stock	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(310,000)	6,969,680

Effect of Foreign Exchange	194,300	2,480,966

NET (INCREASE) DECREASE IN CASH	274,406	1,671,640

CASH AT BEGINNING OF PERIOD	1,922,599	250,959

CASH AT END OF PERIOD	$2,197,005	$1,922,599

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$119,532	$175,467
Cash Paid for Income Taxes	$-	$-

NON-CASH TRANSACTIONS	-
Note Conversion to Common Stock	$-	$842,904
Issuance of Preferred Stock C – Derivatives Liability		$2,152,700
Derivative liability from Warrants	-	3,025,758
Accretion of Preferred Series C to Redemption Value	$-	$4,637,179
Advance Conversion to Common Stock	$-	$175,000
Issuance of Common Stock for Treasury Stock	$-	$1,305,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

Reclassifications

Certain financial statement reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of December 31, 2016, and 2015, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of December 31, 2016 and December 31, 2015 are $1,083,364 and $597,012, respectively.

Inventory

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $561,238 and $98,056 as of December 31, 2016 and December 31, 2015, respectively.

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

As of December 31, 2016, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracia Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

Property

Substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred as the Company has not established proven and probable reserves on any of its properties. Only certain types of equipment which has alternative uses or significant salvage value, may be capitalized without proven and probable reserves. Depreciation is computed using the straight-line method with the exception of mining equipment. Mining equipment is depreciated using the units-of-production method based on tonnes processed over the estimated total mine life. Office furniture, equipment and light vehicles are being depreciated on a straight line method over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company's corporate office, are being amortized over the term of the lease of 10 years. Trailers, heavy vehicles and other site equipment are being depreciated on a straight line method over estimated economic lives from 5 to 15 years. Buildings are being depreciated on straight line method over an estimated economic life of 20 years.

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

Mining Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of December 31, 2016, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 69,121 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

●	estimated recoverable ounces of gold, silver or other precious minerals;
●	estimated future commodity prices;
●	estimated expected future operating costs, capital expenditures and reclamation expenditures.
A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of December 31, 2016, and 2015, no indications of impairment existed.

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

Pre-Pilot Production Costs

During 2015 and 2016, the Company has conducted rehabilitation activity at the San Pablo mine, and has refurbished the Pilot Mill Facility at San Jose de Gracia and, in general is preparing for test mining and pilot milling (“Pilot Production”) Operations. The costs associated with the rehabilitation, preparation, clean up and facilitation of this process are expensed as pre pilot-production costs.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended December 31, 2016 and December 31, 2015 (Mexican Pesos per one U.S. dollar):

		Dec 31, 2016	Dec 31, 2015

Current exchange rate	Pesos	20.65	17.34

Weighted average exchange rate for the period ended	Pesos	18.69	15.87

The Company recorded currency transaction losses of $(20,218) for the year ended December 31, 2016 and $(2,479,449) in 2015.

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended December 31, 2016 and December 31, 2015, the Company’s components of comprehensive income were foreign currency translation adjustments.

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

The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly, the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

The Company had 3,593,689 warrants outstanding at December 31, 2016 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 3,593,689 shares of common stock. The Company also had convertible debt instruments as of December 31, 2016 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 337,162 shares of stock.

The Company had 4,345,497 warrants outstanding at December 31, 2015 exercisable at $2.50 per share. The Company also had convertible debt instruments as of December 31, 2015 which, upon conversion, would result in the issuance of 337,162 shares of stock.  All warrant are exercisable at $2.50 per share. As the Company incurred a net loss during the period ended December 31, 2015, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive and, therefore, have been excluded from the computation.

	Years ended December 31
	2016	2015
Net income	$1,773,928	$(14,504,553)
Shares:
Weighted average number of common shares outstanding, Basic	16,722,825	15,819,701

Diluted weighted average number of common shares outstanding, Diluted	18,560,464	15,819,701

Basic earnings per share	$0.11	$(0.92)

Diluted earnings per share	$0.09	$(0.92)

Related Party Transactions

FASB ASC 850, "Related Party Disclosures" requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.”

Recently Issued Accounting Pronouncements

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

Presentation of Financial Statements and Property, Plant and Equipment—Reporting Discontinued Operations and Disclosures of Components of an Entity:    In April 2014, ASC 205 and ASC 360 guidance was amended to change the requirements for reporting discontinued operations in ASC 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria in ASC 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale. The update is effective prospectively for the Company's fiscal year beginning January 1, 2016. The new guidance is not expected to have an impact on the Company's consolidated financial statements.

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

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of December 31, 2016 and December 31, 2015, respectively, were as follows:

	2016	2015

Mined Tonnage, Gold-Silver Concentrates, and/or Gravity Tailings (Flotation Feed Material)	$561,238	$98,056
Total Inventories	$561,238	$98,056

NOTE 3 – PROPERTY

Property consists of the following at December 31, 2016 and December 31, 2015:

	2016	2015

Mining camp equipment	$399,180	$402,212
Transportation equipment	282,379	301,074
Machinery and equipment	470,741	509,298
Office furniture and fixtures	75,829	75,829
Office equipment	171,746	170,581
Sub-total	1,399,875	1,458,994
Less: Accumulated depreciation	(821,132)	(823,044)
Total Property	$578,743	$635,950

The Company purchased equipment of $145,030 and $669,428 in the years ended December 31, 2016 and 2015, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $77,638 and $128,513 for the years ended December 31, 2016 and 2015, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at December 31, 2016 and December 31, 2015:

	2016	2015
San Jose de Gracia (“SJG”):

Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $nil and $nil for the years ended December 31, 2016 and 2015, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2016, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 / Share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of December 31, 2016 and December 31, 2015 to be $70,000 and $70,000, respectively. The loss was taken to “other income (loss) on the income statement in previous years.

The Company has advanced funds to DynaNevada on a regular basis in order for DynaNevada to meets its basis filing and reporting obligations with the Mexican authorities relating to tax returns and paying taxes on its mining concessions. During 2016, the Company determined that the notes were uncollectable due to the lack of operations in the entity and wrote off the advanced funds. As of December 31, 2016, and December 31, 2015, the advances totaled $nil and $159,143, respectively.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Notes Payable – Series I

In April and May 2013, the Company entered into note agreements with shareholders in the principal amount of $1,495,000, of which $340,000 was then converted to preferred shares within the same year, netting to proceeds of $1,155,000 (the “Series I Notes”). The Series I Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Series I Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, on the first fifty thousand tons processed through the mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting “all expenses related to the production”, and after a prior deduction of thirty-three percent (33%) from the net profits, to be deposited into a sinking fund cash reserve. To date, the Company has not produced any net profits as calculated in accordance with the Series I Notes.

The Notes originally matured on December 31, 2015. In April 2015, the Company received note extensions (allonges) from all Series I note holders to ensure that all Series I Notes were in good standing and also extended the maturity date of the Series I Notes to December 31, 2016. At December 31, 2016, one of the Series I Notes remained outstanding for a total of $5,800.78 and was paid in 2017, one of the Series I Notes was further extended to June 30, 2017, and the remaining Series I Notes were further extended to December 31, 2017.

The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

The Series I Note holder retains the option, at any time prior to maturity or prepayment, to convert any unpaid principal and accrued interest into Common Stock at $5.00 per share. If the Series I Note is converted into Common Stock, at the time of conversion, the holder would also receive warrants, in the same number as the number of common shares received upon conversion, to purchase additional common shares of the Company for $7.50 per share, with such warrants expiring on December 31, 2018.

Notes Payable – Series II

In 2013 and 2014, the Company entered into additional note agreements of $199,808 and $250,000, respectively (the “Series II Notes”) with similar terms as the Series I Notes. The Series II Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Series II Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, on the second fifty thousand tons processed through the mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting “all expenses related to the production” l, and after a prior deduction of thirty-three percent (33%) from the net profits, to be deposited into a sinking fund cash reserve. To date, the Company has not produced any net profits as calculated in accordance with the Series II Notes.

The Notes originally matured on December 31, 2015. In April 2015, the Company received allonges (note extensions) from all noteholders to ensure that all notes were in good standing and also confirmed the maturity of the Series II notes to be December 31, 2016. At December 31, 2016, the remaining Series II Notes were further extended to December 31, 2017.

The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $5.00 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring on December 31, 2018.

On June 30, 2015, the Company entered into conversion agreements with six (6) note holders. Principal and interest in the amount of $809,784 plus $33,120 of accrued interest (total of $842,903) was contracted to convert into 337,162 common shares. In addition, 337,162 warrants were issued which provide the option to purchase common shares at $2.50, with all warrants expiring December 31, 2017. The Company recorded $826,347 inducement expense related to these conversion transactions. On August 17, 2015, these common shares and warrants were issued.

At December 31, 2016, the principal and capitalized interest balance on the remaining Series I Notes was $765,000, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $956,250. The accrued interest for these notes was $29,883 and $29,883 as of December 31, 2016 and 2015, respectively. The Company paid $203,500 to KBM and $25,070 to Series I debt holders for a total of $228,570 during 2015.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of December 31, 2016 and December 31, 2015 are as follows:

Deferred Tax Asset Related to:

	2016	2015
Prior Year	$17,535,800	$13,652,086
Tax Benefit for Current Year	(533,317)	3,883,714
Total Deferred Tax Asset	17,002,483	17,535,800
Less: Valuation Allowance	(17,002,483)	(17,535,800)
Net Deferred Tax Asset	$-	$-

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $49,300,000 at December 31, 2016, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2016.

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At December 31, 2016 and December 31, 2015, there were 1,000 and 1,000 shares of Series A Preferred Stock outstanding, respectively.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through February 20, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. During 2016, the company paid Dividends of $160,000 to the holder of Series C Convertible Preferred Stock. The Dividend is calculated at 4.0% of $4,000,000 payable annually on June 30.

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company

1.
On May 6, 2015, the Company, Golden Post Rail, LLC, a Texas limited liability company (“Golden Post”), and Mr. Koy W. (“K.D.”) Diepholz, Chairman-CEO of the Company entered into a Securities Purchase Agreement (the “SPA”). Pursuant to the SPA, Golden Post acquired the following securities:

a)
1,600,000 shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred”) at a purchase price of $2.50 per share ($4M USD), plus an additional 133,221 shares of Series C Preferred pursuant to anti-dilution provisions. The Series C Preferred is entitled to receive dividends at the per share rate of four percent (4%) per annum, ranks senior (in priority) to the Common Stock, the Series A Preferred Stock, and each other class or series of equity security of the Company. The Series C Preferred is convertible into Common Stock of the Company at the price of $2.41 per share, and is entitled to anti-dilution protection for (i) subsequent equity issuances by the Company and (ii) changes in the Company’s ownership of DynaResource de México SA de CV (“DynaMéxico”). The Series C Preferred is also entitled to preemptive rights, and the holder has the right to designate one person to the Company’s Board of Directors as a Class III director.

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

In 2015, due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $2,419,359 in connection with the Series C Preferred Shares, and $2,963,378 in connection with the Golden Post Warrant. Additionally, the Company fully accreted the discount related to the Series C Preferred Shares and the Golden Post Warrant in the amount of $4,637,179, which is reflected “below” the net income (loss) amount. Also in 2015, the Company reported $87,374 deemed dividend for Golden Post Rail related to its 4% dividend terms. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount. In 2016, the total Derivative Liability was $5,106,090 which included $2,592,452 for the Series C Preferred Shares, and $2,513,638 in connection with the Golden Post Warrant. The Deemed Dividend for 2016 and 2015 was $173,797, and $87,374 respectively.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2014	$-
Issuances at Fair Value, net of issuance costs	3,955,000
Bifurcation of Derivative Liability	(2,152,700)
Relative Fair Value of Warrants – Preferred Stock Discount	(2,106,426)
Accretion of Preferred Stock to Redemption Value	4,637,179
Carrying Value, December 31, 2015	4,333,053

Issuances at Fair Value, net of issuance costs	0
Bifurcation of Derivative Liability	0
Relative Fair Value of Warrants – Preferred Stock Discount	0
Accretion of Preferred Stock to Redemption Value	0
Carrying Value, December 31, 2016	4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2016 and December 31, 2015, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2016 and December 31, 2015, there were 16,722,825 shares outstanding, respectively. No dividends were paid for the years ended December 31, 2016 and 2015, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2016 and December 31, 2015, respectively.

Stock Issuances

2016 Activity

None.

2015 Activity

During the year ended December 31, 2015, the Company issued 407,162 common shares for the conversion of notes, accrued interest and advances at $2.50 per share. These stock issuances also included the issuance of 407,162 warrants exercisable at $2.50 per share, expiring December 31, 2017. The Company issued 1,169,500 common shares for total cash received of, $2,917,750 and the Company also issued 1,319,000 Warrants, with 1,020,000 of these warrants exercisable at $2.50 per share expiring December 31, 2017 and 149,500 warrants exercisable at $5 per share through December 31, 2016 and 149,500 warrants exercisable at $7.50 per share, expiring December 31, 2016. The Company issued 2,166,527 warrants related the Preferred Series C shares issued in the current year. These warrants are exercisable at $2.50 per share and expire June 30, 2020.

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

Treasury Stock

During the year ended December 31, 2015, the Company distributed 395,700 treasury shares for services rendered and recognized $791,400 expense related to same. The Company distributed 600,000 treasury shares for services rendered and recognized $924,000 expense for such distribution. Company recognized $51,135 in expense for the distribution of 20,000 treasury shares. At December 31, 2016 and 2015, 1,112,313 treasury shares were outstanding.

Note Conversions

As described in Note 6, Six (6) Noteholders converted principal and interest in the amount of $809,784 plus $33,120 of accrued interest (total of $842,904) into 337,162 shares of common stock ($2.50 per share). In addition, 337,162 warrants were issued, exercisable at $2.50 per share, expiring December 31, 2017.

Conversion of Advances- Related Party

The Company converted $175,000 of advances for the issuance of 70,000 shares of common (at $2.50 per share) as well as issuing 70,000 warrants, exercisable at $2.50 per share, expiring December 31, 2017.

Warrants

2016 activity

The Company had 3,593,689 warrants outstanding at December 31, 2016. There were no warrants issued or exercised in 2016 and 567,500 warrants expired in 2016.

2015 activity

The Company had 4,161,189 warrants outstanding at December 31, 2015. During 2015, the Company issued 149,500 warrants at $5/share, expiring December 31, 2016 and 149,500 warrants at $7.50/share expiring December 31, 2017. The Company also issued 1,020,000 warrants at $2.50/share, expiring December 31, 2017. The Company also issued 2,166,527 warrants with anti-dilution provisions at $2.50/share, subsequently reset to $2.41/share and expiring June 30, 2020. The Company also issued 407,162 warrants at $2.50/share, expiring December 31, 2017. Expiration of 991,150 warrants occurred during the year.

During the years ended December 31, 2016 and 2015, no warrants were exercised.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Balance at December 31, 2014	1,259,650	$5.80	.96	$-
Granted	3,892,689	$6.25		$
Exercised	-	$-		$-
Forfeited	(991,150)	$4.69		$-
Balance at December 31, 2015	4,161,189	$3.07	3.17	$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited	(567,500)	$7.02		$-
Balance at December 31, 2016	3,593,689	$2.45	2.51	$-
Exercisable at December 31, 2016	3,593,689	2.45	2.51	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Transactions

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Dynacap Group Ltd.

The Company paid $116,750 and $81,500 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the years ended December 31, 2016 and 2015, respectively. Dynacap retains 2 individuals, who are family members of the CEO, as independent contractors who provide administrative and executive support services to the Company. Dynacap has provided these services to the Company for recent years.

The Company also issued 250,000 shares of common stock in February 2015 to Dynacap for services performed at $1.74 per share and recognized expense $435,000.

Cash Advances by Management

Company Chairman/CEO loaned $75,000 and a former Company CFO loaned $150,000 as advances to the Company in 2015.

In 2015, the Company converted $175,000 of advances from the CEO for the issuance of 70,000 shares of common (at $2.50 per share) as well as 70,000 warrants, exercisable at $2.50 per share, expiring December 31, 2017. These shares were issued in August 2015. The Company repaid the $150,000 advance to the former CFO in 2016.

Stock Issued to Management

In 2015, the Company CEO received 20,000 treasury shares for services.

Note Agreement with Management

The Company entered into a note agreement with its CFO for the receipt of $250,000 on April 24, 2014. The agreement calls for simple interest at an annual rate of 12.5%. Interest for the first year is to be capitalized and added to the note. After one year, the Company is to make quarterly payments in arrears. The Note matured on December 31, 2015.

The Company has the right to prepay the Note with a ten percent (10%) penalty. The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $3.75 until December 31, 2016, and at 5.00 per share after December 31, 2016, but prior to December 31, 2016. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring 2 years from the date of issue.

On April 24, 2015, the CFO agreed to convert $250,000 principal plus $30,555 accrued interest into 115,222 common shares at $2.50/Share, with 115,222 warrants, exercisable at $2.50 per share, expiring December 31, 2017. These shares and warrants were issued on August 24, 2015.

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico as a Due to Non-Controlling Interest.

DynaResource Nevada, Inc. and DynaNevada de México S.A. de C.V. (together “DynaNevada”)

The Company advanced DynaNevada $0 and $0 in the years ended December 31, 2016 and 2015, respectively, for maintenance of its corporate obligations and mining concessions. The advances were written off in 2016. The balance for the years ended December 31, 2016 and 2015 are $0 and $159,143, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is required to pay taxes in México in order to maintain mining concessions owned by DynaMéxico.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.  Based on Management's recent business activities and current and forward plans, and considering expenditures on mining concessions since 2002-2016 and continuing expenditures in current and forward activities, the Company does not anticipate that DynaMéxico will have any difficulties meeting the minimum annual expenditures for the concessions ($388 ñ $2,400 Mexican Pesos per hectare). DynaMéxico retains sufficient carry-forward amounts to cover over 10 years of the minimum expenditure (as calculated at the 2016 minimum, adjusted for annual inflation of 4%).

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia was dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $72,000 USD), commencing in 2014. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

In August 2016, the Company entered into a sixty-six month extension of the lease through 2021. The Company paid rent expense of $67,746 and $55,764 related to this lease for the years ended December 31, 2016 and 2015, respectively.

YEAR	AMOUNT
2017	$68,881
2018	$80,969
2019	$82,775
2020	$84,581
2021	$86,387

TOTAL	$403,593

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

Damages Awarded to DynaMéxico in México Litigation

On October 5, 2016, DynaResource de México SA de C.V. (“DynaMéxico”), was awarded in excess of $48 M USD (Forty-Eight Million Dollars) in damages from Goldgroup Resources, Inc. (the “Goldgroup Damages”) by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the Goldgroup Damages and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”). The October 5, 2015 Resolution is described in Part II, Item 1., Legal Proceedings.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2016	2015
Annual volatility rate	123%	134%
Risk free rate	1.93%	1.76%
Holding Period	5 years	5 years
Fair Value of common stock	$1.75	$1.65

For the year ended December 31, 2016, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2016 and 2015:

Year Ended	2016	2015
Fair value of derivative (stock), beginning of year	$2,419,359	$-
Change in fair value of derivative	173,093	266,659
Fair value of derivative on the date of issuance	-	2,152,700
Fair value of derivative(stock), end of year	$2,592,452	$2,419,359

Preferred Series C Warrants

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

	2016	2015
Annual volatility rate	123%	134%
Risk free rate	1.93%	1.76%
Holding Period	5 years	5 years
Fair Value of common stock	$1.75	$1.65

For the year ended December 31, 2016, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2016 and 2015:

Year Ended	2016	2015
Fair value of derivative (warrants), beginning of year	$2,963,378	$-
Change in fair value of derivative	(449,740)	(62,380)
Fair value of derivative on the date of issuance	-	3,025,758
Fair value of derivative(warrants), end of year	$2,513,638	$2,963,378

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the years ended December 31, 2016 and December 31, 2015, respectively were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Beginning balance	$(6,461,950)	$(6,181,229)
Operating income (loss)	(283,333)	(560,643)
Share of Other Comprehensive Income (loss)	902,805	279,922
Ending balance	$(5,842,478)	$(6,461,950)

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

As of December 31, 2016, and December 31, 2015, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at December 31, 2016 Using:
	December 31, 2016	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$5,106,090	-	-	5,106,090
Totals	$5,106,090	$-	$-	$5,106,090
Fair Value Measurement at December 31, 2015 Using:
Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$5,382,737	-	-	5,382,737
Totals	$-	$-	$-	$-

NOTE 14 – SUBSEQUENT EVENTS

On January 28, February 9, March 10, March 17, March 25, April 3, and April 10, DynaMineras reported the delivery for sale of an approximate total of 1,773 gross Oz gold concentrates (exact weights in gold and silver Oz to be determined at final settlement).

Cash Receipts in 2017 from the Delivery / Sale of Gold Concentrates in 2016.

DynaMineras reports receipts in the total amount of $454,140 USD as payment for the delivery and sale of gold concentrates in 2016, through March 30, 2017.

Appointment of Eduardo Luna to the Board of Directors of DynaUSA, and as Advisor to President of DynaMineras

On March 6, 2017 DynaUSA appointed Mr. Eduardo Luna to the Company’s Board of Directors, effective March 1, 2017. Mr. Luna’s appointment was formalized by Mr. K.D. Diepholz, Chairman/CEO of the Company, utilizing the shares of Series A Preferred Stock held by Mr. Diepholz.

Concurrently, DynaMineras, appointed Mr. Luna as Special Advisor to the President of DynaMineras.

Mr. Luna currently serves as a member of the Board of Directors of Silver Wheaton Corp., which is the largest pure precious metals streaming company in the world. Mr. Luna has also served as a Member of the Board of Directors of Goldcorp Inc., Alamos Gold Inc., and Primero Mining Corp.

During his distinguished career, Mr. Luna has received several mining industry recognitions and appointments, which include:

●
National Mining Award, Mexico, 1997;

●
President of the Mexican Chamber of Mines;

●
President of the Consulting Board for the School of Mines, Universidad de Guanajuato;

●
Member of the Advisory Boards of the School of Mines of National University of Mexico and University of Zacatecas;

●
President of The Silver Institute 2002 – 2003.

Mr. Luna received a Bachelor’s degree in Mining Engineering from Universidad de Guanajuato, 1971; an MBA from Tecnológico de Monterrey, 1979; and an Advanced Management degree from Harvard Business School.

In 1997 Mr. Luna was appointed Trustee of Fundación Pro Niños de la Calle, a charity that works with children living on the streets of Mexico City.

NOTE 15 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the twelve months ended December 31, 2016 and 2015, two customers accounted for 100% and three customers accounted for 100% of revenue, respectively.

At December 31, 2016, one customer accounted for 100% of accounts receivable.  At December 31, 2015, one customer accounted for 100% of accounts receivable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commissionís rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal ControlóIntegrated Framework (2013 Internal ControlóIntegrated Framework) at December 31, 2016. Based on its evaluation, our management concluded that, as of December 31, 2016, , our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First; the size of the Company and limitations inherent in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors and the Companies external auditors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

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

The following table lists the names and ages of the executive officers, directors and key consultants of the Company. The directors will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All Directors, and have been elected to serve through 2017. All officers serve at the discretion of the President, Chairman of the Board of Directors, and members of the Board of Directors.

Name	Age	Position	Held Since
K. W. (“K.D.”) Diepholz 1303 Regency Court	59	Chairman of The Board CEO/President	May 1995 May 1997
Southlake, Texas 76092		Treasurer	May 1997

Dr. Jose Vargas Lugo Enrique Dunant Y5 de Mayo #963 L-3 Fracc, Los Parques Guamuchil, Sin CP 81460	56	Director of Operations - México, President - México Operations; Director;	August 2011 May 2013 August 2013

Rene L.F. Mladosich Sierra Grande #134 Fraccionamiento Lomas de Mazatlán Mazatlán, Sinaloa México 82110	53	General Manager – San Jose de Gracia Project; Director	February 2016 December 2016

Pedro Ignacio Teran Cruz Sierra Grande #134 Fraccionamiento Lomas de Mazatlán Mazatlán, Sinaloa México 82110	57	Executive Vice President, Director of Exploration and Resource Development; Board Member	2008-2013; March 2016 December, 2014

John C. Wasserman 222 W. Las Colinas Blvd. Suite 744 East Tower Irving, TX. 75039	77	Independent Director	December 2015

Dale G. Petrini 222 W. Las Colinas Blvd. Suite 744 East Tower Irving, TX. 75039	62	Independent Director	December 2016

Thomas E. Rowell 222 W. Las Colinas Blvd. Suite 744 East Tower Irving, TX. 75039	65	Financial Consultant	May 2016

Philip K. Rose 222 W. Las Colinas Blvd. Suite 744 East Tower Irving, TX. 75039	28	Independent Director	July 2015

Bradford J. Saulter 7618 Straits Lane Rowlett, Texas 75088	57	Vice President – Investor Relations	May 1998

Eduardo Luna Sierra Grande #134 Fraccionamiento Lomas de Mazatlán Mazatlán, Sinaloa México 82110	72	Special Advisor to President of Mineras de DynaResource; Director;	March 1, 2017 March 1, 2017

Thomas E. Rowell 222 W. Las Colinas Blvd. Ste. 744 E Irving, Texas 75039	69	Financial Consultant to DynaResource, Inc.	May, 2016

Raul Garcia Reimbert Sierra Grande #134 Fraccionamiento Lomas de Mazatlán Mazatlán, Sinaloa México 82110	56	Special Advisor to President of Mineras de DynaResource;	November 2016

K.W. (“K.D.”) Diepholz. Graduated Lake Land College; Communications and Business Emphasis; Regional Director-Fidelity Union Insurance and Investment, Dallas, Texas (1980 -1983); President - KWD Properties Corporation, Mattoon, Illinois (1983 - 1989); a privately-held Oil & Gas Exploration and Development Company involved in all phases of The Oil & Gas Business, and Various Types of Partnerships; Vice President - American Investment Retirement Corporation, Phoenix, Arizona (1990 - 1991), Involved in Program Structuring for Pension Accounts; Dynacap Group Ltd., Dallas, Texas (1992 - Present);  President of this Consulting and Management firm, directing the management of certain Limited Liability Investment Companies; DynaResource, Inc. (f/k/a: West Coast Mines, Inc.), Dallas, Texas (1994-Present);  Chairman, President, Treasurer, and Director. Special skills in the areas of Business Development, Project Planning, Corporate Financing, Acquisition Analysis, Investment Program Interpretation and Structuring. Mr. Diepholz, and others, founded DynaResource, Inc. through the conversion of Limited Partnership interests, and commenced the consolidation of San Jose de Gracia Property in 2000, as gold prices were under $300/Oz.  Mr. Diepholz has been instrumental in the negotiations of: the acquisition of 24.9 % Net Profits Interest in the San José de Gracia in 1995; the acquisition of an additional 25 % interest in San José de Gracia in 1998; the acquisition and consolidation of 100 % of the rights to the San José de Gracia from prior owners, culminating at March, 2000; the acquisition and consolidation of several outstanding Concessions at the San José de Gracia from previous Mexican owners during 2000-3; the Direction and Management of the production operation at SJG; and the negotiation of the Stock Purchase / Earn In Agreement in 2006. Mr. Diepholz is the current Chairman / CEO of the Company; and he holds the same position with DynaResource Nevada, Inc., an affiliated Company. Mr. Diepholz is also the current President of the following subsidiaries of the Company in México; DynaResource de México (“DynaMéxico), and holding all the Powers of Attorney for the Company, Mineras de DynaResource (“DynaMineras”), and DynaResource Operaciones (“DynaOperaciones”); And, Mr. Diepholz is also the President of DynaNevada de México, the wholly owned subsidiary of DynaResource Nevada Inc.

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

Rene L.F. Mladosich. Mr. Mladosich brings over 30 years of direct experience in the mining industry in Mexico to DynaResource. He has worked for Companies such as: Campania Mineras de Cananea, Campania Minera Hecla (Hecla Mining), Campania Minera Pangea (now owed by McEwen Mining), Campania Minera Dolores (Minefinders), Minera Alamos de Sonora, and Campania Minera Pena de Bernal (Starcore International Mines). Mr. Mladosich has also provided consulting services to companies such as Minefinders, Pan American Silver and Scorpio.

Mr. Mladosich is a proven and successful manager in Mexico with experience in the following areas: general management, underground and open pit operations, process plant recovery and optimization, construction, exploration, logistics, permitting, environmental, and plant and pit design.

Mr. Mladosich holds a B.S. degree from the University of Sonora, where he was awarded First of the Class 6 times; and, Mr. Mladosich studied 1 year of metallurgy in the Master’s Degree work program at the University. Mr. Mladosich speaks fluent Spanish and English, and has studied French under the French Embassy Program in Mexico.

Mr. Mladosich was elected to the Board of Directors of DynaResource, Inc. in December 2016.

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

John C. Wasserman. Mr. Wasserman is a Partner with Wasserman, Bryan, Landry & Honold, LLP Law firm, Perrysburg Ohio. He is a stockholder of the Company and brings the following credentials to the Board of Directors:

University of Detroit (PHB); Ohio State University, Law School (JD) – Graduate work in business administration; University of Toledo – Undergraduate and Graduate work in business administration; Admitted to practice before Ohio Supreme Court, U.S. Supreme Court, U.S. District Court for Northern District of Ohio, Sixth Circuit U.S. Court of Appeals; Member, Ohio State, Lucas County, Ohio (past President) and Toledo, Ohio Bar Associations; Board Member, Corporate and Board Secretary, Blue Water Satellite, Inc.; Board Member, TechTol of Toledo, Inc.; Member and current chair of the City of Waterville, Ohio Planning Commission; Member of the ten year Plan Committee of Waterville, Ohio; Member, Past Board Member, Secretary Treasurer and President of Toledo, Ohio Rotary; Past Assistant District Governor, Area 4 of District 6600 of Rotary International; Member of Timberlake Investments, LLC, an investment LLC; Board Member, Victory Center of Toledo, Ohio; Member, Succession Committee, DynaResource, Inc.; Member/Managing Partner/Member, numerous LLCs/Partnerships for real estate developments and investments.

Mr. Wasserman has been employed with the Ohio Attorney General office, as Special Counsel; and with Ohio Bureau of Unemployment, as Hearing Officer; and as a Former Acting Judge, Maumee, Ohio, Municipal Court; Past Toledo, Ohio Exchange Club Member (President). Mr. Wasserman was selected one of Jaycees Top Ten Young men of Toledo, Ohio; was Co Author – Management Considerations of a Business Entity in the Environment of Chapter XI Reorganization Proceedings Under the New Federal Bankruptcy Code Effective October 1, 1979 published in Midwest Business Administration Association; was an Expert witness in real estate mandamus case: Lucas County Common Pleas Court, State ex rel Ad Hoc Committee of Waterville Citizens for Initiative and Referendum Petitions, Etc., Realtor vs. City of Waterville and Dale Knepper, Clerk of Council, City of Waterville, Respondents, Case No. CI-2013-1137.

Dale G. Petrini.  Mr. Petrini brings over 40 years of extensive international project and manufacturing experience to the Board of DynaResource, Inc. During his 40+ years with The Dow Chemical Company, Houston, Texas, Mr. Petrini was the engineering sponsor, advisor and led the project development for several international mega projects totally over $50 billion USD. In his latest role for Dow, he was responsible for the project development of mega project growth opportunities in Latin America.

Previously, Mr. Petrini was responsible for Global Construction Management and Global Capital Procurement for Dow with offices and personnel located throughout the world. In addition, he was the Plant Manager for several production units and led the respective business management teams.

Mr. Petrini earned his civil engineering degree from The University of Michigan and is a registered licensed professional engineer. He holds dual citizenship in the US and EU.

Philip K. Rose. Mr. Rose is the appointee to the Board of Directors by Golden Post, LLC., the holder of the Series C convertible preferred shares. Mr. Rose is a 2011 graduate of Texas Christian University in Fort Worth, Texas.

Eduardo Luna. Mr. Luna is a respected and successful senior executive with over 40 years’ experience in the mining industry. Mr. Luna’s experience includes serving as a Member of the Board of Directors for major mining companies which have achieved success at the highest level of the mining industry. Mr. Luna currently serves as a member of the Board of Directors of Silver Wheaton. Mr. Luna has also served as a Member of the Board of Directors of Goldcorp Inc., Alamos Gold Inc., and Primero Mining Corp.

In addition to his roles on company boards, Mr. Luna served in a variety of operational capacities. From 1991 to 2005, Mr. Luna served as President of Luismin SA de CV in Mexico, which operated the Tayoltita Project for Goldcorp in Mexico. Mr. Luna also served as an Executive Vice President of Goldcorp. More recently, Mr. Luna served as President of Mexican Operations for Primero Mining from 2010-2015, the time frame during which Primero Mining operated the Tayoltita Project.

During his distinguished career, Mr. Luna has received several mining industry recognitions and appointments, which include:

●
National Mining Award, Mexico, 1997;

●
President of the Mexican Chamber of Mines;

●
President of the Consulting Board for the School of Mines, Universidad de Guanajuato;

●
Member of the Advisory Boards of the School of Mines of National University of Mexico and University of Zacatecas;

●
President of The Silver Institute 2002 – 2003.

Mr. Luna received a Bachelor’s degree in Mining Engineering from Universidad de Guanajuato, 1971; an MBA from Tecnológico de Monterrey, 1979; and an Advanced Management degree from Harvard Business School.

In 1997 Mr. Luna was appointed Trustee of Fundación Pro Niños de la Calle, a charity that works with children living on the streets of Mexico City.

Thomas E. Rowell.  Mr. Rowell is 1979 graduate of North Texas State University with a BBA in Accounting.  He has 38 years of experience in accounting and business management as CFO of businesses in several industries including manufacturing, retail, leasing and not for profit. He has worked with organization in startup, transition, growth and shut down situations. Mr. Rowell was retained as Financial Consultant to DynaResource, Inc. in May 2016.

Raul Garcia Reimbert. Mr. Garcia Reimbert is a graduated engineer in Mining and Metallurgist and Lawyer from the Universidad Nacional Autonoma de Mexico, he also has a Master as a Mine Expert Engineer from the Ecole des Mines, Nancy, France and several specializations in Holistic Risk Management, Crisis Management and Business Administration that provides over 35 years of experience in the mining industry and risk management activities. Mr. Garcia Reimbert is the fifth generation of miners in his family.

Mr.  Garcia Reimbert served as Plan Engineer at SICARTSA (1981 -1983) and as Corporate Risk Manager at Grupo Penoles / Fresnillo (1983 - 2011). From 2011 up to date, Mr. Garcia Reimbert is the CEO of Cabinet Reimbert, a company specialized in Risk Management, Security, Environmental, Community and Legal Solutions for the Mining industry and others. His portfolio includes global and local mining companies, global manufacturing companies, as well as governmental agencies.

Mr. Garcia Reimbert was also a professor for 15 years at the Universidad Nacional Autonoma de Mexico, and from 2015 at Federal Governmental agencies. Mr. Garcia Reimbert also serves as the National Treasurer of The Mexican Mines, Metallurgists, and Geologist Engineers Society. Mr. Gracia Reimbert has received recognitions as The Best Mexican Risk Manager in 1999 and One of the Most Influential Security Specialists in Mexico for 2016.

Mr. Garcia Reimbert, was retained as Special Advisor to DynaResource in November 2016.

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

ITEM 11.
EXECUTIVE COMPENSATION

The following officers received the following compensation for the years ended December 31, 2016 and 2015. These officers do not have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation *
K.W. (“K.D.”) Diepholz, CEO/President	2016 2015	$225,000 $225,000	None None	None None	None None	None None	None None	$14,750 $28,145
Dr. Jose Vargas Lugo; EVP., President of México Operations	2016 2015	$90,000 $90,000	None	None None	None None	None None	None None	None None
Rene L.F. Mladosich; General Manager of San Jose de Gracia Project	2016 2015	$137,500 $50,000	$10,000	None None	None None	None None	None None	None None
Robert (“Chip”) Allender, Jr., Former EVP. Dir of Operations	2016 2015	$54,405 $162,500	None None	None $130,500	None None	None None	None None	None None
David S. Hall, Former CFO	2016 2015	$33,732 $90,000	None None	None None	None None	None None	None None	None None
Pedro Ignacio Teran Cruz, Dir. of Exp. and Resource Dev.	2016 2015	$120,000 $50,000	None None	None None	None None	None None	None None	None None
Bradford J. Saulter, VP, Investor Relations	2016 2015	$72,000 $72,000	None None	None None	None None	None None	None None	None None

 * As disclosed in the financial statements, the Company paid consulting fees to Dynacap Group, Ltd.

	Option Awards					Stock Awards

Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) un-exercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested

K.W. (“K.D.”) Diepholz CEO/President	None	None	None	N/A	N/A	None
Dr. Jose Vargas Lugo President of México Operations	None None	None	None	N/A	N/A	None
Rene L.F. Mladosich General Manager of San Jose de Gracia Project	None	None	None	N/A	N/A	None
Robert (“Chip”) Allender, Jr. Director of Mining Operations ● To May, 2016	None	None	None	N/A	N/A	None
Pedro Ignacio Teran Cruz Director of Exploration and Resource Development	None	None	None	N/A	N/A	None
David S. Hall ● CFO, to May, 2016	None	None	None	N/A	N/A	None
Bradford J. Saulter V. P. Investor Relations	None	None	None	N/A	N/A	None
John C. Wasserman	None	None	None	N/A	N/A	None

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of common stock of the Company as of December 31, 2016.  The following table sets forth the information based on 16,722,825(1) common shares issued and outstanding (1) as of December 31, 2016.

COMMON STOCK	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	222 W. Las Colinas Blvd. Suite 744 East Tower Irving, Texas 75039	1,865,100	11.15%
Common Stock	Mineras de DynaResource SA de CV.	CP 82110, Mazatlán, Sinaloa, Mexico	1,087,633	6.5%
Common Stock	Gareth Nichol	Denver, Colorado	1,000,000	5.98%
Common Stock	Dr. Jose Vargas Lugo EVP, Director	Plutarco Elias Calles 47 Guamuchil Sin. Mex. 81450 Mexico	274,508	1.64%
Common Stock	Rene L. F. Mladosich SJG General Manager, Director	222 W. Las Colinas Blvd. Suite 744 East Tower Irving, Texas 75039	___	___
Common Stock	Pedro I. Teran Cruz EVP; Director	Hermosillo, Sonora Mexico	37,500.224%
Common Stock	Bradford J. Saulter VP., Investor Relations	222 W. Las Colinas Blvd. Suite 744 East Tower Irving, Texas 75039	124,439.744%
Common Stock	John C. Wasserman Director;	Waterville, Ohio 43566	134,389.804%
Common Stock	Dale G. Petrini Director	Houston, Texas 77027	156,330.935%
**	Philip A. Rose (2) Director	Westlake, Texas

	All Officers, Directors and Beneficial owners as a Group (10 holders)		4,679,899	27.98%

(1)
Does Not Include (i) 1,733,221 shares of common stock issuable upon the conversion of 1,733,221 shares of Series C Convertible Preferred Stock, which are currently convertible, and (ii) 2,166,527 shares of common stock issuable upon the exercise of a warrant, which is exercisable, and subsequent conversion into common shares.

(2)
Mr. Rose is a Director of the Company, elected by the holder of the Series C Preferred Shares.

No officer or director holds options which are either (a) vested or (b) will vest within 60 days.

OPTIONS/WARRANTS

The officers and directors and those 5% beneficial owners held the following options/warrants as of December 31, 2016:

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

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dynacap Group Ltd.

The Company paid $116,750 and $81,500 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the years ended December 31, 2016 and 2015, respectively. Dynacap retains 2 subcontractors who provide administrative and executive support services to the Company during recent years.

The Company also issued 250,000 shares of common stock in February 2015 to Dynacap for services performed at $1.74 per share and recognized expense $435,000.

Cash Advances by Management

Company Chairman/CEO loaned $75,000 and a former Company CFO loaned $150,000 as advances to the Company in 2015.

In 2015, the Company converted $175,000 of advances from the CEO for the issuance of 70,000 shares of common (at $2.50 per share) as well as 70,000 warrants, exercisable at $2.50 per share, expiring December 31, 2017. These shares were issued in August, 2015. The Company repaid the $150,000 advance to the former CFO in 2016.

Stock Issued to Management

In 2015, the Company CEO received 20,000 treasury shares for services.

Note Agreement with Management

The Company entered into a note agreement with its CFO for the receipt of $250,000 on April 24, 2014. The agreement calls for simple interest at an annual rate of 12.5%. Interest for the first year is to be capitalized and added to the note. After one year, the Company is to make quarterly payments in arrears. The Note matured on December 31, 2015.

The Company has the right to prepay the Note with a ten percent (10%) penalty. The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $3.75 until December 31, 2016, and at 5.00 per share after December 31, 2016, but prior to December 31, 2016. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring 2 years from the date of issue.

On April 24, 2015, the CFO agreed to convert $250,000 principal plus $30,555 accrued interest into 115,222 common shares at $2.50/Share, with 115,222 warrants, exercisable at $2.50 per share, expiring December 31, 2017. These shares and warrants were issued on August 24, 2015.

DynaResource Nevada, Inc. and DynaNevada de México S.A. de C.V. (together “DynaNevada”)

The Company advanced DynaNevada $0 and $0 in the years ended December 31, 2016 and 2015, respectively, for maintenance of its corporate obligations and mining concessions. The advances were written off in 2016. The balance for the years ended December 31, 2016 and 2015 are $0 and $159,143, respectively.

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2016 and 2015 was $100,000 and $108,155, respectively.

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

DYNARESOURCE, INC.
	By:	/s/ K.W. (“K.D.”) DIEPHOLZ
Dated: April 26, 2017		K.W. (K.D.) Diepholz,Chairman of the Board of Directors andChief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ K.W. (K.D.) Diepholz
K.W. (K.D.) Diepholz	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 26, 2017

/s/ K.W. (K.D.) Diepholz
K.W. (K.D.) Diepholz	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2017