Form 10-Q
period 2017-03-31
DYNARESOURCE INC
filed 2017-05-22
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [ ] No [X]

As of May 22, 2017, there were 16,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-5
	Notes to Unaudited Financial Statements	6-20

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	21

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	35

ITEM 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	37

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	40

ITEM 3.	Default Upon Senior Securities	40

ITEM 4.	Mine Safety Disclosures	40

ITEM 5.	Other Information	40

ITEM 6.	Exhibits	41

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

PART I

ITEM 1.

FINANCIAL STATEMENTS

DYNARESOURCE, INC.

Consolidated BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,887,796	$2,197,005
Accounts Receivable	89,774	454,140
Inventories	715,083	561,238
Foreign Tax Receivable	1,263,270	1,083,364
Other Current Assets	66,298	73,871
Total Current Assets	4,022,221	4,369,618

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $837,932 and $821,132	596,620	578,743
Mining Concessions	4,132,678	4,132,678
Investments in Affiliate	70,000	70,000
Other Assets	48,020	15,450

TOTAL ASSETS	$8,869,539	$9,166,489

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$297,523	$309,952
Convertible Notes Payable	950,625	956,250
Due to Non-Controlling Interest	231,500	231,500
Accrued Expenses	1,366,766	1,198,278
Derivative Liabilities	2,758,012	5,106,090
Total Current Liabilities	5,604,426	7,802,070

TOTAL LIABILITIES	$5,604,426	$7,802,070

Preferred Stock, Series C, $.0001 par value, 1,733,221 shares
Authorized, 1,733,221 outstanding as of 2017 and 2016	$4,333,053	$4,333,053
Stockholders’ Equity Deficit
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	$1	$1
Common Stock, $.01 par value, 25,000,000 shares authorized,
16,722,825 shares outstanding as of 2017 and 2016	167,228	167,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	55,083,783	55,083,783
Treasury Stock, 1,112,313 outstanding as of 2017 and 2016	(3,175,515)	(3,175,515)
Accumulated Other Comprehensive Income	2,121,078	3,771,532
Accumulated Deficit	(50,631,491)	(53,013,185)
Total DynaResource, Inc. Stockholders’ Equity	3,605,084	2,873,844
Non-controlling Interest	(4,673,024)	(5,842,478)
TOTAL (DEFICIT)	$(1,067,940)	$(2,968,634)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$8,869,539	$9,166,489

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

REVENUES	$1,341,512	$2,008,179
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	518,762	301,995
Mine Operating Costs	466,162	663,408
Property Holding Costs	46,500	133,084
General and Administrative	538,516	455,379
Depreciation and Amortization	16,800	13,820
Total Operating Expenses	1,586,740	1,567,686

NET OPERATING INCOME (LOSS)	(245,228)	440,493

OTHER INCOME (EXPENSE)
Foreign Currency Translation Gains	438,780	99,867
Interest Expense	(29,613)	(29,883)
Change in Derivatives	2,348,078	204,279
Other Income	145	186
Total Other Income (Expense)	2,757,390	274,449

NET INCOME BEFORE TAXES	2,512,162	714,942

TAXES	—	—

NET INCOME	$2,512,162	$714,942
Cumulative Dividend for Series C Preferred	(42,737)	(42,737)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(130,467)	27,781
ATTRIBUTABLE TO COMMON SHAREHOLDERS
	$2,338,958	$699,986

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.:

Basic Income per Common Share	$.14	$.04
Diluted Income per Common Share	.00	.04

Weighted Average Shares Outstanding, Basic	16,722,825	16,722,825
Weighted Average Shares Outstanding, Diluted	18,578,715	18,572,457
OTHER COMPREHENSIVE INCOME
NET INCOME PER ABOVE	$2,512,162	$714,942

Unrealized Foreign Currency Translation Gains	(861,708)	4,496
TOTAL OTHER COMPREHENSIVE INCOME	(861,708)	4,496
TOTAL COMPREHENSIVE INCOME	$1,650,454	$719,438

ATTRIBUTABLE TO:
Equity Holders of DynaResource, Inc.	$3,605,083	$718,479
NON-CONTROLLING INTEREST	$(1,954,629)	$959
	1,650,454	719,438

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,512,162	$714,942
Adjustments to reconcile net loss to cash
provided by (used in) Operating activities
Gain on Derivative Liabilities	(2,348,078)	(204,279)
Depreciation and Amortization	16,800	13,820

Change in Operating Assets and Liabilities:
Accounts Receivable	379,152	(168,602)
Inventory	(89,608)	(171,762)
Receivables from Affiliate	—	375
Foreign Tax Receivable	(64,814)	(122,796)
Other Assets	(21,071)	(582)
Accounts Payable	(20,455)	(5,495)
Accrued Liabilities	106,049	71,636
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	470,137	127,257

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(34,077)	(17,899)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(34,077)	(17,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Note Payable	(5,625)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(5,625)	—

Effect of Foreign Exchange	(739,644)	(30,307)

NET DECREASE IN CASH	(309,209)	79,051

CASH AT BEGINNING OF PERIOD	2,197,005	1,922,599

CASH AT END OF PERIOD	$1,887,796	$2,001,650

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$26,343	$29,883
Cash Paid for Income Taxes	$—	$—

NON CASH TRANSACTIONS
	$—	$—

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of March 31, 2017, and 2016, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of March 31, 2017 and December 31, 2016 are $1,263,270 and $1,083,364 respectively.

Inventory

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $715,083 and $561,238 as of March 31, 2017 and December 31, 2016, respectively.

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

As of March 31, 2017, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracia Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

Property

Substantially all costs, including design, engineering, construction, and installation of equipment are expensed as incurred as the Company has not established proven and probable reserves on any of its properties. Only certain types of equipment which has alternative uses or significant salvage value, may be capitalized without proven and probable reserves. Depreciation is computed using the straight-line method with the exception of mining equipment. Mining equipment is depreciated using the units-of-production method based on tonnes processed over the estimated total mine life. Office furniture, equipment and light vehicles are being depreciated on a straight-line method over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company's corporate office, are being amortized over the term of the lease of 10 years. Trailers, heavy vehicles and other site equipment are being depreciated on a straight-line method over estimated economic lives from 5 to 15 years. Buildings are being depreciated on straight line method over an estimated economic life of 20 years.

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

Mining Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of March 31, 2017, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 69,121 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of March 31, 2017 and December 31, 2016, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended March 31, 2017 and December 31, 2016 (Mexican Pesos per one U.S. dollar):

		Mar 31, 2017	Dec 31, 2016
Exchange Rate at Period End	Pesos	18.75	20.65

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended March 31, 2017 and March 31, 2016 (Mexican Pesos per one U.S. dollar):

		Mar 31, 2017	Mar 31, 2016
Weighted Average Exchange Rate for the Three Months Ended	Pesos	20.30	18.69

The Company recorded currency transaction gains (losses) of $438,780 and $99,867 for the three months ended March 31, 2017 and 2016, respectively.

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended March 31, 2017 and March 31, 2016, the Company’s components of comprehensive income were foreign currency translation adjustments.

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

The Company had 3,593,689 warrants outstanding at March 31, 2017, in which 1,427,162 are exercisable at $2.50 and 2,166,527 are exercisable at $2.41, which upon exercise, would result in the issuance of 3,593,689 shares of common stock. The Company also had convertible debt instruments as of March 31, 2017 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 337,162 shares of stock.

	Three Months	Three Months
	Ended March 31, 2017	Ended March 31, 2016
Net income	$2,338,958	$699,986
Shares:
Weighted average number of common shares outstanding, Basic	16,722,825	16,722,825

Diluted weighted average number of common shares outstanding, Diluted	18,578,175	18,572,457

Basic earnings per share	$0.14	$0.04

Diluted earnings per share	$0.00	$0.04

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

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements which expect to have a material impact on the financial statements.

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of March 31, 2017 and December 31, 2016, respectively, were as follows:

	2017	2016
Mined Tonnage Stockpiled	$487,864	$445,082
Mill Tonnage Stockpiled	146,343	116,156
Finished Material	80,876	—
Total Inventories	$715,083	$561,238

NOTE 3 – PROPERTY

Property consists of the following at March 31, 2017 and December 31, 2016:

	2017	2016

Mining camp equipment	$399,180	$399,180
Transportation equipment	282,379	282,379
Machinery and equipment	499,970	470,741
Office furniture and fixtures	78,709	75,829
Office equipment	174,314	171,746
Sub-total	1,434,552	1,399,875
Less: Accumulated depreciation	(837,932)	(821,132)
Total Property	$596,620	$578,743

The Company purchased equipment of $34,077 and $145,030 in the three months ended March 31, 2017 and December 2016, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $16,800 and $47,359 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at March 31, 2017 and December 31, 2016:	2017	2016
San Jose de Gracia (“SJG”):
Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $nil and $nil for the three months ended March 31, 2017 and 2016 respectively, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2016, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”). As of March 31, 2017 and December 31, 2016 the loan was $70,000.

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

At March 31, 2017, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $950,625. The accrued interest for these notes was $29,613 and $29,883 as of March 31, 2017 and 2016, respectively.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of March 31, 2017 and December 31, 2016 are as follows:

Deferred Tax Asset Related to:

	2017	2016
Prior Year	$17,002,483	$17,535,800
Tax Benefit for Current Year	83,778	(533,317)
Total Deferred Tax Asset	17,086,261	17,002,483
Less: Valuation Allowance	(17,086,261)	(17,002,483)
Net Deferred Tax Asset	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $49,700,000 at March 31, 2017, and will expire in the years 2025 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2017.

On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs but exploration and prospecting costs are deductible when incurred. Certain non-deducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty. For the three months ended March 31, 2017 and for the year ended December 31, 2016, the Company had no taxes payable under the 7.5% Special Mining Duty.

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At March 31, 2017 and December 31, 2016, there were 1,000 shares and 1,000 shares of Series A Preferred Stock outstanding, respectively.

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

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company

On May 6, 2015, the Company, Golden Post Rail, LLC, a Texas limited liability company (“Golden Post”), and Mr. Koy W. (“K.D.”) Diepholz, Chairman-CEO of the Company entered into a Securities Purchase Agreement (the “SPA”). Pursuant to the SPA, Golden Post acquired the following securities:

(a)	1,600,000 shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred”) at a purchase price of $2.50 per share ($4M USD), plus an additional 133,221 shares of Series C Preferred pursuant to anti-dilution provisions. The Series C Preferred is entitled to receive dividends at the per share rate of four percent (4%) per annum, ranks senior (in priority) to the Common Stock, the Series A Preferred Stock, and each other class or series of equity security of the Company. The Series C Preferred is convertible into Common Stock of the Company at the price of $2.41 per share, and is entitled to anti-dilution protection for (i) subsequent equity issuances by the Company and (ii) changes in the Company’s ownership of DynaResource de México SA de CV (“DynaMéxico”). The Series C Preferred is also entitled to preemptive rights, and the holder has the right to designate one person to the Company’s Board of Directors as a Class III director.

(b)	A Common Stock Purchase Warrant (the “Golden Post Warrant”) for the purchase of 2,166,527 shares of the Company’s Common Stock, at an exercise price of $2.50 per share, and expiring June 30, 2020. The anti-dilution protections contained in the terms of the Series C Preferred are essentially replicated in the Golden Post Warrant.

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

In 2015, due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $2,419,359 in connection with the Series C Preferred Shares, and $2,963,378 in connection with the Golden Post Warrant. Additionally, the Company fully accreted the discount related to the Series C Preferred Shares and the Golden Post Warrant in the amount of $4,637,179, which is reflected “below” the net income (loss) amount. Also in 2015, the Company reported $87,374 deemed dividend for Golden Post Rail related to its 4% dividend terms. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount. In 2016, the total Derivative Liability was $5,106,090 which included $2,592,452 for the Series C Preferred Shares, and $2,513,638 in connection with the Golden Post Warrant. The Deemed Dividend for the three months ending March 31, 2017 and March 31, 2016 was $43,331, and $43,331 respectively.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C
Carrying Value, December 31, 2016	4,333,053

Issuances at Fair Value, net of issuance costs	0
Bifurcation of Derivative Liability	0
Relative Fair Value of Warrants – Preferred Stock Discount	0
Accretion of Preferred Stock to Redemption Value	0
Carrying Value, March 31, 2017	4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At March 31, 2017 and December 31, 2016, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At March 31, 2017 and December 31, 2016, there were 16,722,825 shares outstanding, respectively. No dividends were paid for the periods ended March 31, 2017 December 31, 2016, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of March 31, 2017 and March 31, 2016, respectively.

Stock Issuances

2016 Activity – None.

2017 Activity – None.

Treasury Stock

At March 31, 2017 and March 31, 2016, 1,112,313 treasury shares were outstanding.

Note Repayments

In the three months ended March 31, 2017, the Company repurchased Notes with a principal balance of $5,625.

Warrants

The Company had 3,593,689 warrants outstanding at March 31, 2017 and December 31, 2016. There were no warrants issued or exercised in the period ending March 31, 2017 and December 31, 2016. 567,500 warrants expired in 2016.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2015	4,161,189	$3.07	3.17	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	(567,500)	$7.02		$—
Balance at December 31, 2016	3,593,689	$2.45	2.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at March 31, 2017	3,593,689	$2.45	2.26	$—
Exercisable at March 31, 2017	3,593,689	$2.45	2.26	$—

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

Dynacap Group Ltd.

The Company paid $24,750 and $36,250 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the three months ended March 31, 2017 and 2016, respectively. Dynacap retains 2 individuals, who are family members of the CEO, as independent contractors who provide administrative and executive support services to the Company. Dynacap has provided these services to the Company for recent years.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is required to pay taxes in México in order to maintain mining concessions owned by DynaMéxico.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions, and are adjusted annually for inflation.  Based on management's recent business plans and Company activities at San Jose de Gracia, and considering the Company’s current and forward plans, and considering expenditures on mining concessions since 2002-2016, the Company does not anticipate that DynaMéxico will have any difficulties meeting the minimum annual expenditures for the concessions ($2,400 Mexican Pesos per hectare). DynaMéxico retains sufficient carry-forward amounts to cover over 10 years of the minimum expenditure (as calculated at the 2016 minimum, adjusted for annual inflation of 4%).

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

In August 2016, the Company entered into a sixty-six month extension of the lease through 2021. The Company paid rent expense of $14,421 and $15,157 related to this lease for the quarter ended March 31, 2017 and 2016, respectively.

YEAR	AMOUNT
2017	$ 54,457
2018	$ 80,969
2019	$ 82,775
2020	$ 84,581
2021	$ 86,387

TOTAL	$389,169

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

Litigation

The Company believes that no material adverse change will occur as a result of the legal actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. Further, the Company believes there is no legal basis for which to conduct arbitration proceedings. (See Part II, Item 1. Legal Proceedings).

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below for the three months ended March 31, 2017 and year ended December 31, 2016:

	March 31, 2017	December 31, 2016
Annual volatility rate	100%	123%
Risk free rate	1.50%	1.93%
Holding Period	5 years	5 years
Fair Value of common stock	$1.41	$1.75

The below table represents the change in the fair value of the derivative liability (Preferred Series C Stock) during the 3 months ending March 31, 2017 and the year ending December 31, 2016:

Period Ended	March 31, 2017	December 31, 2016
Fair value of derivative (Preferred Series C Stock), beginning of year	$2,592,452	$2,419,359
Change in fair value of derivative (Preferred Series C Stock)	(1,486,322)	173,093
Fair value of derivative (Preferred Series C Stock), end of period	$1,106,130	$2,592,452

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below for the periods ended March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Annual volatility rate	100%	123%
Risk free rate	1.50%	1.93%
Holding Period	5 years	5 years
Fair Value of common stock	$1.41	$1.75

The below table represents the change in the fair value of the derivative liability (Preferred Series C Warrants) for the quarterly period ending March 31, 2017 and the year ending December 31, 2016.

Period Ended	March 31, 2017	December 31, 2016
Fair value of derivative liability (Warrants), beginning of year	$2,513,638	$2,963,378
Change in fair value of derivative liability (Warrants)	(861,756)	(449,740)
Fair value of derivative liability (Warrants), end of period	$1,651,882	2,513,638

Total (Gain) Loss on Derivative Liability (Preferred Series C Stock and Warrant)

The below table represents the total (gain) or loss, of the derivative liability (Preferred Series C Stock and Warrants) for the quarterly period ending March 31, 2017 and the year ending December 31, 2016.

Period Ended	March 31, 2017	December 31, 2016
Fair value of derivative liability (Preferred C Stock and Warrants), beginning of year	$5,106,090	$5,382,737
Change in fair value of derivative liability (Stock and Warrants)	(2,348,078)	(276,647)
Fair value of derivative liability (Stock and Warrants), end of period	$2,758,012	5,106,090

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the periods ended March 31, 2017 and December 31, 2016, respectively were as follows:

	Qtr. Ended March 31, 2017	Year Ended December 31, 2016
Beginning balance	$(5,842,478)	$(6,461,950)
Operating income (loss)	130,467	(283,333)
Share of Other Comprehensive Income	1,038,987	902,805
Ending balance	$(4,673,024)	$(5,842,478)

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

As of March 31, 2017 and December 31, 2016, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at March 31, 2017 using:

	Total Fair Market Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	—	—	—	—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$2,758,012	—	—	$2,758,012
Totals	$2,758,012	$—	$—	$2,758,012

Fair Value Measurement at December 31, 2016 Using:
Assets:
None	—	—	—	—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$5,106,090	—	—	$5,106,090
Totals	$5,106,090	$—	$—	$5,106,090

NOTE 14 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2017 two customers accounted for 100% of revenue and for the three months ended March 31, 2016, one customer accounted for 100% of revenue.

At March 31, 2017, one customer accounted for 100% of accounts receivable.  At December 31, 2016, one customer accounted for 100% of accounts receivable.

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

DynaResource de México, S.A. de C.V.:                   80% Owned by DynaResource, Inc.;

100% owner of the San Jose de Gracia Property;

Mineras de DynaResource, S.A. de C.V.:                 100% Owned by DynaResource, Inc.;

Exclusive Operator of the San Jose de Gracia Project;

Entered into Exploitation Agreement (“EAA”) with DynaMéxico (See EAA below);

Entered into a 20-year Surface Rights Agreement with the Santa Maria Ejido (See Surface Rights Agreement below);

  DynaResource Operaciones de

  San Jose de Gracia, S.A. de C.V.:                           100% Owned by DynaResource, Inc.;

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

Year 2006 Suspension of Test Mining and Pilot Milling Activities

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

The total unpaid advances made by DynaMineras to DynaMéxico as of March 31, 2017 is $2,125,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

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

Activities under Exploitation Amendment Agreement

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $1,341,512 in 2016 and $2,008,179 in the quarter ending March 31, 2017 and March 31, 2016 respectively.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,077	$1,251
2017 (Through May 17)	$1,284	$1,151	$1,230

Source: Kitco, Reuters and the London Bullion Market Association

On May 17, 2017, the afternoon fixing gold price on the London Bullion Market was $1,257 per ounce and the spot market gold price on the New York Commodity Exchange was $1,257 per ounce.

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

Test Underground Mining and Pilot Mill Operations (2015)

In July 2015, The Company commenced a capital investment program designed to increase tonnage and output from the test mining operations, and to increase volume and output through the pilot mill facility. The Company, through DynaMineras was engaged in the implementation of this capital investment program from July through December 2015. As a result, the Company reported test mining and pilot milling volumes in 2016 as described below (Summary of Test Mining and Pilot Mill Operations (2015 and 2016)).

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

Summary of Test Mining and Pilot Mill Operations (2015 and 2016)

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

Summary of Test Mining and Pilot Mill Operations for the three months ended March 31, 2017 and 2016:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
Three Months Ended March 31, 2017	7,805	11.77	78.0%	2,320	1,871
Three Months Ended March 31, 2016	8,591	13.20	78.6%	2,865	2,311

Test pilot operations in Q1 2017 yielded 7,805 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 2,320 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 1,871 Oz. Au) contained in gold-silver concentrates, and the receipt of $1,341,512 in revenues from the sale of gold-silver concentrates.

Test pilot operations in Q1 2016 yielded 8,591 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 2,865 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 2,311 Oz. Au) contained in gold-silver concentrates, and the receipt of $2,008,179 in revenues from the sale of gold-silver concentrates.

DynaMineras expects to continue testing its underground mining activity and pilot milling operations in 2017; and projects the increased output of 150 tons/day – 250 tons/day from the mine and mill in 2017.

Deliveries of Gold Concentrates Produced in the Quarter Ending March 31, 2017, and Delivered for Sale in April, 2017

The Company reports the following deliveries of gold concentrates in April 2017, which were produced in the quarter ending March 31, 2017

On April 5, 2017, DynaMineras reported the delivery for sale of approximately 160 Oz. gold (exact weights in gold and silver Oz. to be determined at final settlement).

On April 12, 2017, DynaMineras reported the delivery for sale of approximately 150 Oz. gold (exact weights in gold and silver Oz. to be determined at final settlement).

Subsequent Deliveries of Gold Concentrates for Sale

On April 24, 2017, DynaMineras reported the delivery for sale of approximately 390 Oz. gold (exact weights in gold and silver Oz. to be determined at final settlement).

On May 4, 2017, DynaMineras reported the delivery for sale of approximately 350 Oz. gold (exact weights in gold and silver Oz. to be determined at final settlement).

Cash Receipts Subsequent to March 31, 2017 from the Delivery and Sale of Gold Concentrates

On April 4, 2017 DynaMineras received $ 125,651.17 in provisional net proceeds from the sale of gold-silver concentrates.

On April 11, 2017 DynaMineras received $174,883.47 in provisional net proceeds from the sale of gold-silver concentrates.

On April 21, 2017 DynaMineras received $166,293.27 in provisional net proceeds from the sale of gold-silver concentrates.

On April 28, 2017 DynaMineras received $ 337,995.73 in provisional net proceeds from the sale of gold-silver concentrates.

On May 9, 2017 DynaMineras received $ 277,068.02 in provisional net proceeds from the sale of gold-silver concentrates.

On May 16, 2017 DynaMineras received $ 43,560.42 in final net proceeds from the sale of gold-silver concentrates.

Expansion and Improvements

In the first quarter of 2017, the Company has expended approximately $200,000 USD on the following projects which are one-time expenses. These activities have reduced the number of pilot mill operating days in the first quarter, 2017 to approximately 60. As the tailings pond expansion is completed, and the pilot mill capacity is increased, the Company projects test mining and pilot mill processing volumes to reach 250 tons per day in the third quarter, 2017.

Medical Clinic at San Jose de Gracia (the “Santa Maria Anexo Clinic”)

A medical clinic at San Jose de Gracia is being constructed by the Company and will be donated to the San Jose de Gracia Community.

Tailings Pond Expansion

The Company is currently expanding the capacity of the tailings pond adjacent to the pilot mill facility. The Company expects to complete the tailings pond expansion in the second quarter, 2017.

Camp Expansion

The Company is currently expanding the capacity of its camp facilities at San Jose de Gracia. The Company expects to complete the camp expansion work in the second quarter, 2017.

Mill Capacity and Efficiency

The Company is currently conducting activities within the Pilot Mill Facility which are intended to improve processing efficiencies and to expand capacities. The Company expects to complete these activities in the second quarter, 2017.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $1,341,512 and $2,008,179 for the three months ended March 31, 2017 and March 31, 2016 respectively.

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

Results for the Three Months Ended March 31, 2017 and 2016

In the three months ended March 31, 2017, the Company, through its wholly owned subsidiary DynaMineras, continued full test mining and pilot mill operations at San Jose de Gracia.

DynaMineras conducted test mining and milling operations in the first quarter of 2017 and 2016. During the three months ended March 31, 2017, the test mining and pilot milling operations have yielded the underground mining and mill processing of approx. 7,805 tonnes of mineralized material, the production of approximately 2,320 gross oz. Au (and net of weight and value adjustment) approximately 1,871 oz. Au) contained in gold-silver concentrates. DynaMineras realized the receipt of $1,341,512 in revenues from the delivery and sale of gold-silver concentrates in the first quarter, 2017.

REVENUE. Revenues for the three months ended March 31, 2017 and 2016 were $1,341,512 and $2,008,179, respectively. The Company established consistent test mining and pilot milling operations in January 2016.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended March 31, 2017 and 2016 were $518,762 and $301,995 respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product and are comparative with the revenue figures above.

MINE OPERATING COSTS. Mine operating costs for the three months ended March 31, 2017 and 2016 were $466,162 and $663,408, respectively. These costs are directly related to the extraction and transportation of mine tonnage.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended March 31, 2017 and 2016 were $46,500 and $133,084, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2017 and 2016 were $1,586,740 and $1,567,686, respectively. The above expenses include depreciation and amortization amounts of $16,800 and $13,820 for the three months ended March 31, 2017 and 2016, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency transaction gain or (loss) for the three months ended March 31, 2017 and 2016 was $2,757,390 and $274,449, respectively. Derivatives mark-to-market adjustments are the primary components of income in 2017 and 2016 of $2,348,078 and $204,279 respectively. Currency transaction gain or (loss) was $438,780 and $99,867 for the three months ended March 31, 2017 and 2016, respectively. The reason for these fluctuations is the change in valuation of the Mexican Peso.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended March 31, 2017 and 2016 was $130,467 and $(27,781), respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended March 31, 2017 and 2016, the Company recorded a (loss) of $861,708 and $4,496, respectively, which were made up of unrealized losses on currency translation.

Liquidity and Capital Resources

As of March 31, 2017, the Company had a negative working capital of $(1,582,205), comprised of current assets of $4,022,221 and current liabilities of $5,604,426. This represents a decrease of $1,852,047 from the working capital (deficit) maintained by the Company of $(3,432,452) as of December 31, 2016, due primarily to the mark to market adjustment for our derivative liabilities.

Net cash provided by operations for the three months ended March 31, 2017 was $470,137 compared with $127,257 for the three months ended March 31, 2016.

Net cash (used) in investing activities for the three months ended March 31, 2017 and 2016 was $(34,077) and $(17,899), respectively.

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $(5,625) and $0, respectively.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the three months ended March 31, 2017 the attributable portion to Goldgroup was $130,467, and $(283,333) for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

As of March 31, 2017, the Company had advanced $6,707,500 to DynaMineras and DynaMineras had advanced $6,125,000 to DynaMéxico. At December 31, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for $4,000,000 receivable it held from DynaMéxico. The remaining $2,125,000 is a receivable owed to DynaMineras from DynaMéxico as of March 31, 2017. The total receivable from DynaMineras to the Company is $6,707,500 as of March 31, 2017.

Beginning on December 31, 2012, the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

Amounts Owed to DynaUSA and DynaMineras

As of March 31, 2017, the Company had advanced $6,707,500 USD to DynaMineras and DynaMineras had advanced $6,125,000 USD to DynaMéxico. On September 5, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for the $4,000,000 receivable from DynaMéxico. As a result of these transactions:

•	DynaMéxico owes $2,125,000 USD to DynaMineras; and,
•	DynaMéxico owes $4,000,000 USD to DynaUSA.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of March 31, 2017.

Mineras de DynaResource (“DynaMineras”)

The receivable from Mineras to the Company is $6,707,500 as of March 31, 2017, as described above. All receivables and payables among all subsidiary companies have been eliminated upon consolidation.

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

(b) An unrelated lawsuit, in which the amount in controversy was only $3 million, was disclosed by Goldgroup Mining Inc.

5.	Goldgroup Resources currently holds a minority interest in the outstanding share capital of DynaMéxico. Goldgroup Resources has challenged this level of ownership through the legal system, but this challenge has also been unsuccessful. The ownership of Goldgroup Resources in the capital of DynaMéxico remains at 20%.

(a) Goldgroup Mining, the parent company, has not disclosed the unsuccessful efforts of Goldgroup Resources to challenge this ownership level in DynaMéxico, in its Annual Information Form.

6.	Since 2005, the exclusive operator of the SJG Project, under contract with (and an affiliate of) DynaMéxico, is Mineras de DynaResource S.A. de C.V. (“DynaMineras”). This operating control of the SJG Project has continued uninterrupted since 2005, before Goldgroup Resource contributed any capital investment to DynaMéxico.

(a) Goldgroup Mining, the parent company, has not disclosed that DynaMineras has operating control of the SJG Project, in its Annual Information Form.

7.	Since 2000, the President of DynaMéxico holds broad powers of attorney granted by the shareholders of DynaMéxico. The powers of attorney give the President broad authority to act for DynaMéxico. The powers of attorney existed before Goldgroup Resources contributed any capital investment to DynaMéxico.

(a) Goldgroup Mining, the parent company, has not disclosed the existence of the powers of attorney held by the President of DynaMéxico, in its Annual Information Form.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2017, our Chief Executive Officer and Chief Financial Officer as of March 31, 2017, and as of the date of this Report, have concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First, the size of the Company and inherent limitations in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors and the Companies external auditors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

On December 9, 2014, DynaMéxico filed an Ordinary commercial lawsuit (Civil Claims) against Goldgroup Mining Inc., its parent company Goldgroup Resources Inc., and the AAA, in the Thirty Sixth Civil Court in the Federal District of México, under file 1120 number / 2014 ("the DynaMéxico Trial"). The DynaMéxico Trial seeks to terminate the U.S.-based arbitration proceedings, as DynaMéxico believes there is no legal basis for arbitration, and to nullify the arbitration proceedings since Goldgroup previously sought recourse in the Mexican courts. In the DynaMéxico Trial, DynaMéxico also requests that substantial damages (in the amount of US $50 million) be awarded to DynaMéxico against Goldgroup for:

(a)	wrongfully using and disseminating confidential information and data belonging to DynaMéxico;
(b)	asserting that Goldgroup owns any interest in the San Jose de Gracia Project in northern Sinaloa, México, rather than accurately disclosing that Goldgroup owns a common shares equity interest (shareholder’s interest) in DynaMéxico;
(c)	improperly disclosing the percentage of common shares equity interest (shareholder’s interest) owned by Goldgroup in DynaMéxico;
(d)	improperly disclosing or implying that Goldgroup is the operator of the San Jose de Gracia Project;
(e)	attempting to delay, stop, or otherwise impair the financing of, and further development of, the SJG Project;
(f)	making numerous threats against DynaMéxico management and officers;
(g)	failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by an individual not affiliated with Goldgroup.

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

$48 M Damages Award to DynaMéxico

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

(a) The Arbitration Ruling contains an acknowledgement by the AAA that the AAA was named as a defendant in the legal demand filed by DynaMéxico in the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (the “DynaMéxico Legal Demand”). The Arbitration Ruling also contains a statement that the AAA was not properly served notice of the DynaMéxico Legal Demand.

(b) DynaMéxico obeyed the October 5, 2015 Court Order, and did not attend the Arbitration hearing.

(c) DynaMéxico will pursue all legal remedies in order to obtain a full dismissal of the Arbitration Ruling.

(d) The October 5, 2015 Court Order and the $48 million USD award of damages against Goldgroup Resources Inc. remains in full force and effect as issued. DynaMéxico is currently pursuing all available remedies in order to collect $48 million USD in damages from Goldgroup Resources Inc. (See Court Approves Lien on Shares of DynaMéxico owned by Goldgroup Resources, above).

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

Unlike the majority of arbitration proceedings in the U.S., the Arbitration Ruling is not final. Since the Arbitration Ruling is subject to international rules, the ruling may be vacated by U.S. courts, or simply not recognized by U.S. courts, on a number of grounds. Accordingly, both DynaMéxico and DynaResource have timely requested relief from the United States Federal District Court in Colorado, via the filing of a Petition for Nonrecognition of Foreign Arbitral Award and/or Motion to Vacate Arbitration Award (the “Petition for Nonrecognition”), and a supporting brief. The Petition for Nonrecognition relies heavily upon the Mexican court's Definitive Sentence, key excerpts of which appear below.

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

Key Excerpts from the Definitive Sentence ($48 M Damages Award to DynaMéxico)

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

Date: May 22, 2017

