Form 10-Q
period 2017-06-30
DYNARESOURCE INC
filed 2017-08-21
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [ ] No [X]

As of August 21, 2017, there were 16,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-5
	Notes to Unaudited Financial Statements	6-14

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	15-22
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	22
ITEM 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	24-26

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	27

ITEM 3.	Default Upon Senior Securities	27

ITEM 4.	Mine Safety Disclosures	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	27

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

PART I

ITEM 1.

FINANCIAL STATEMENTS

DYNARESOURCE, INC.

Consolidated BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

(Unaudited)

	June 30, 2017	Dec 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,679,279	$2,197,005
Accounts Receivable	343,321	454,140
Inventories	873,562	561,238
Foreign Tax Receivable	1,150,159	1,083,364
Other Current Assets	58,721	73,871
Total Current Assets	4,105,042	4,369,618

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $913,599 and $821,132	854,388	578,743
Mining Concessions (Net of Accumulated Amortization)	4,132,678	4,132,678
Investments in Affiliate	70,000	70,000
Other Assets	109,786	15,450

TOTAL ASSETS	$9,721,894	$9,166,489

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$835,216	$851,197
Convertible Notes Payable	950,625	956,250
Due to Non-Controlling Interest	231,500	231,500
Accrued Expenses	1,517,644	1,367,510
Derivative Liabilities	3,402,653	5,106,090
Total Current Liabilities	6,937,638	8,512,547

Long-Term Liabilities:
Accrued Expenses	309,069	—
TOTAL LIABILITIES	$7,246,707	$8,512,547

Preferred Stock, Series C, $.0001 par value, 1,733,221 shares
Authorized, 1,733,221 outstanding as of 2017 and 2016	$4,333,053	$4,333,053
Stockholders’ Equity Deficit
Preferred Stock, Series A, $.001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	$1	$1
Common Stock, $.01 par value, 25,000,000 shares authorized,
16,722,825 shares outstanding as of 2017 and 2016	167,228	167,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	55,083,783	55,083,783
Treasury Stock, 1,112,313 outstanding as of 2017 and 2016	(3,175,515)	(3,175,515)
Accumulated Other Comprehensive Income	1,913,945	3,771,532
Accumulated Deficit	(51,243,114)	(53,581,567)
Total DynaResource, Inc. Stockholders’ Equity	2,786,328	2,305,462
Non-controlling Interest	(5,094,194)	(5,984,573)
TOTAL (DEFICIT)	$(2,307,866)	$(3,679,111)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,721,894	$9,166,489

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months June 30, 2017	Three Months June 30, 2016	Six Months June 30, 2017	Six Months June 30, 2016

REVENUES	$3,217,802	$3,156,746	$4,559,314	$5,164,925
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	1,139,128	563,160	1,657,890	865,155
Mine Operating Costs	1,091,983	1,311,942	1,558,145	1,975,350
Property Holding Costs	139,467	42,308	263,070	217,700
General and Administrative	650,821	557,221	1,189,337	1,012,600
Depreciation and Amortization	75,667	34,310	92,467	48,130
Total Operating Expenses	3,097,066	2,508,941	4,760,909	4,118,935

NET OPERATING INCOME (LOSS)	120,736	647,805	(201,595)	1,045,990

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	256,669	(1,242,740)	695,449	(1,142,873)
Interest Expense	(32,057)	(29,883)	(61,670)	(59,766)
Derivatives Adj. Mark-to-Market Gain (Loss)	(644,641)	—	1,703,437	204,279
Other Income	252	174	397	360
Total Other Income (Expense)	(419,777)	(1,272,449)	2,337,613	(998,000)

NET INCOME (LOSS) BEFORE TAXES	(299,041)	(624,644)	2,136,018	47,990

TAXES	—	—	—	—

NET INCOME (LOSS)	$(299,041)	$(624,644)	$2,136,018	$47,990
Cumulative Dividend for Series C Preferred	$(42,737)	(37,263)	(85,474)	(80,000)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$348,323	$128,537	$202,435	$164,780
ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,545	$(533,370)	$2,252,979	$132,770

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF
DYNARESOURCE, INC:

Basic Loss per Common Share	$(.00)	$(.03)	$.13	$.01
Diluted Loss per Common Share	$(.00)	(.03)	.03	.00

Weighted Average Shares Outstanding, Basic	16,722,825	16,722,825	16,722,825	16,722,825
Weighted Average Shares Outstanding, Diluted	16,722,825	16,722,825	18,595,886	18,590,365

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS) PER ABOVE	$(299,041)	$(642,644)	$2,136,018	$47,990

Foreign Currency Exchange Gains (Losses)	603,836	(734,433)	(257,872)	(729,937)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	603,836	(734,433)	(257,872)	(729,937)

TOTAL COMPREHENSIVE INCOME (LOSS)	$304,795	$(1,359,077)	$1,878,146	$(681,947)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(557,020)	$(1,029,836)	$2,970,960	$(362,127)
NON-CONTROLLING INTERESTS	$861,815	$(329,241)	$(1,092,814)	$(319,820)
TOTAL COMPREHENSIVE INCOME (LOSS)	304,795	(1,359,077)	1,878,146	(681,947)

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,136,018	$47,990
Adjustments to reconcile net loss to cash
provided by (used in) Operating activities
Gain on Derivative Liabilities	(1,703,437)	(204,279)
Depreciation and Amortization	92,467	48,130

Change in Operating Assets and Liabilities:
Accounts Receivable	163,885	(315,678)
Inventory	(214,111)	(13,163)
Other Current Assets	15,150	1,205
Receivables from Affiliate	(25,848)	(5,121)
Foreign Tax Receivable	83,849	(245,131)
Other Assets	(84,120)	(1,314)
Accounts Payable	937,906	16,037
Accrued Liabilities	413,205	150,636
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,814,964	(520,688)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(301,667)	(37,572)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(301,667)	(37,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on Advances to Related Party	—	(50,000)
Payment of Dividends	—	(160,000)
Payment on Note Payable	(5,625)	—
Payment on L-T Payables	(111,315)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(116,940)	(210,000)

Effect of Foreign Exchange	(1,914,083)	1,188,491

NET DECREASE IN CASH	(517,726)	420,231

CASH AT BEGINNING OF PERIOD	2,197,005	1,922,599

CASH AT END OF PERIOD	$1,679,279	$2,342,830

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$61,764	$59,766
Cash Paid for Income Taxes	$—	$—

NON-CASH TRANSACTIONS

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

 DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization

DynaResource, Inc. (The “Company”, “DynaResource”, or “DynaUSA”) was organized September 28, 1937, as a California corporation under the name of West Coast Mines, Inc.  In 1998, the Company re-domiciled to Delaware and changed its name to DynaResource, Inc.  The Company is in the business of acquiring, investing in, and developing precious metal properties, and in the test mining and pilot milling production of precious metals.

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2017 and 2016, the Consolidated Balance Sheets as at June 30, 2017 (unaudited) and December 31, 2016, and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited annual consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2016.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2016. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

In the second quarter 2017, we identified certain property taxes amounting to $541,245 from 2014, 2015, and $169,232 for 2016, which were not expensed as required and an over accrual of $150,000 for legal expenses at December 31, 2016. Based on Staff Accounting Bulletin No. 108 (“SAB 108”), we have determined that these amounts are immaterial to each of the time periods affected and, therefore, we are not required to amend our previously filed reports. However, if these adjustments were recorded in 2017, we believe the impact could be material to this year. Therefore, we plan to adjust our previously reported results for 2014, 2015, and 2016 for these immaterial amounts as required by SAB 108. Such previous periods will be restated upon the next filing of our quarterly and annual consolidated financial statements. The balance sheet as of December 31, 2016 has been adjusted to reflect the cumulative impact of such errors. As a result, Accounts payable has been increased by $541,245, accrued expenses increased by $169,232 and retained earnings decreased by $710,477. For additional information, see Footnote 14.

Reclassifications

Certain financial statement reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets.

Computation of Profit (Loss) per Share

Basic Income (Loss) per share is computed by dividing the period Income (Loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted Profit (Loss) per share is computed by dividing the Income (Loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, convertible preferred stock, common stock dividends, warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive or to the net loss. The securities for the three month period ending June 30, 2017 and June 30, 2016 were deemed antidilutive.

The following table illustrates the computation of Profit (loss), for the three months and six months ended June 30, 2016 and 2017:

	Three Months June 30, 2017	Three Months June 30, 2016	Six Months June 30, 2017	Six Months June 30, 2016
Numerator
Profit (Loss)	$6,545	$(533,370)	$2,252,979	$132,770

Preferred dividends accrued	—	—	85,474	80,000
Gain on Derivatives	—	—	(1,703,437)	(204,279)
Net Profit (Loss) applicable to common shareholders Denominator for basic and dilutive loss per share:	$6,545	$(533,370)	$635,016	$8,491
Weighted average common stock shares outstanding	16,722,825	16,722,825	16,722,825	16,722,825
Net effect of dilutive common stock equivalents	—	—	1,873,061	1,867,540
Weighted average shares outstanding – diluted	16,722,825	18,578,175	18,595,886	18,590,365
Income Profit (Loss) per share - basic	$(.00)	$(.03)	$.13	$.01

Income Profit (Loss) per share – diluted	$(.00)	(.03)	.03	.00

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016, and expansion of these activities commenced in second quarter 2017. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of June 30, 2017 and December 31, 2016, respectively, were as follows:

	2017	2016
Mined Tonnage Stockpiled	$604,445	$445,082
Mill Tonnage Stockpiled	269,117	116,156
Total Inventories	$873,562	$561,238

NOTE 3 – PROPERTY

Property consists of the following at June 30, 2017 and December 31, 2016:

	2017	2016

Mining camp equipment	$630,335	$399,180
Transportation equipment	282,379	282,379
Machinery and equipment	602,250	470,741
Office furniture and fixtures	78,709	75,829
Office equipment	174,314	171,746
Sub-total	1,767,987	1,399,875
Less: Accumulated depreciation	(913,599)	(821,132)
Total Property	$854,388	$578,743

The Company purchased equipment of $301,667 and $37,572 in the six months ended June 30, 2017 and June 30, 2016, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $92,467 and $48,130 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at June 30, 2017 and December 31, 2016:	2017	2016
San Jose de Gracia (“SJG”):
Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $nil and $nil for the six months ended June 30, 2017 and 2016 respectively, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2016, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”). As of June 30, 2017, and December 31, 2016 the investment was $70,000.

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

At June 30, 2017, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $950,625. The accrued interest for these notes was $29,613 and $29,883 as of June 30, 2017 and 2016, respectively.

Notes Payable

In June 2017, the Company entered into financing agreements in the amount of $541,245 in order to retain the rights to, and maintain exploratory mineral concessions. The Company paid twenty percent as an initial payment, $108,249, and financed the balance, payable over thirty-six months. In accordance with the Company’s policy of treatment of exploratory mineral concessions or properties, the Company capitalized all costs associated with the financing of the exploratory mineral concessions, including annual taxes or fees, and the Company expects to prepare an annual impairment analysis.

During the first quarter of 2017 the Company purchased $5,625 of the Notes Payable.

The following is a summary of the Notes Payable at June 30, 2017 and December 31, 2016:

	2017	2016
Convertible Promissory Notes Current Portion	$956,250	$956,250
Purchase of Note	(5,625)	—
Total Notes Payable	$950,625	956,250

NOTE 7 – L-T Accrued Expense

In June 2017, the Company entered into financing agreements for unpaid mining concession taxes for the period July 1, 2014 through December 31, 2015 in the amount of $541,245. The Company paid 20% as an initial payment, $108,249, and financed the balance over thirty six months

The following is a summary of the transactions during the second quarter:

June 30, 2017
Property Holding Taxes June 1, 2014 – December 31, 2015	$541,245
Initial payment of 20%	(108,249)
June 2017 principal payment	(3,066)
Balance at June 30, 2017	$429,430
Short-Term Portion	$120,361
Long-Term Portion	309,069
Total	$429,430

NOTE 8 – STOCKHOLDERS’ EQUITY

There were no changes in our stockholders’ equity in the three and six months ended June 30, 2017.

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At June 30, 2017 and December 31, 2016, there were 1,000 shares and 1,000 shares of Series A Preferred Stock outstanding, respectively.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through February 20, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. During 2016, the company paid Dividends of $160,000 to the holder of Series C Convertible Preferred Stock. The Dividend is calculated at 4.0% of $4,000,000 payable annually on June 30. For the three and six months ending June 30, 2017 and June 30, 2016, the Company accrued $42,737 and $37,263 respectively for the cumulative dividends. For the six months ending June 30, 2017 and June 30, 2016, the Company accrued $85,474 and $80,000 respectively for the cumulative dividends.

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At June 30, 2017 and December 31, 2016, there were 16,722,825 shares outstanding, respectively. No dividends were paid for the periods ended June 30, 2017.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of June 30, 2017 and March 31, 2016, respectively.

Stock Issuances

2016 Activity – None.

2017 Activity – None.

Treasury Stock

At June 30, 2017 and 2016, 1,112,313 treasury shares were outstanding.

Warrants

There were no changes in the number of warrants outstanding in the three or six months ended June 30, 2017.

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

Dynacap Group Ltd.

The Company paid $73,500 and $59,000 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the six months ended June 30, 2017 and 2016, respectively. Dynacap retains 2 individuals who are family members of the CEO, as well as 2 consultants, as independent contractors who provide administrative and executive support services to the Company. Dynacap has provided these services to the Company for recent years.

NOTE 10 – DERIVATIVE LIABILITIES

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below for the six months ended June 30, 2017 and year ended December 31, 2016:

	June 30, 2017	Dec 31, 2016
Annual volatility rate	105%	123%
Risk free rate	1.50%	1.93%
Holding Period	5 years	5 years
Fair Value of common stock	$1.63	$1.75

The below table represents the change in the fair value of the derivative liability (Preferred Series C Stock) during the six months ending June 30, 2017 and the year ending December 31, 2016:

Period Ended	June 30, 2017	Dec 31, 2016
Fair value of derivative (Preferred Series C Stock), beginning of year	$2,592,452	$2,419,359
Change in fair value of derivative (Preferred Series C Stock)	(1,213,672)	173,093
Fair value of derivative (Preferred Series C Stock), end of period	$1,378,780	$2,592,452

Preferred Series C Warrants

As discussed in Note 9, the Company analyzed the embedded conversion features of the Series C Preferred Stock and determined that the Warrants qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below for the periods ended June 30, 2017 and December 31, 2016:

	June 30, 2017	Dec 31, 2016
Annual volatility rate	105%	123%
Risk free rate	1.50%	1.93%
Holding Period	5 years	5 years
Fair Value of common stock	$1.63	$1.75

The below table represents the change in the fair value of the derivative liability (Preferred Series C Warrants) for the period ended June 30, 2017 and the year ending December 31, 2016.

Period Ended	June 30, 2017	Dec 31, 2016
Fair value of derivative liability (Warrants), beginning of year	$2,513,638	$2,963,378
Change in fair value of derivative liability (Warrants)	(489,765)	(449,740)
Fair value of derivative liability (Warrants), end of period	$2,023,873	2,513,638

Total (Gain) Loss on Derivative Liability (Preferred Series C Stock and Warrants)

The below table represents the total (gain) or loss, of the derivative liability (Preferred Series C Stock and Warrants) for the period ended June 30, 2017 and the year ending December 31, 2016.

Period Ended	June 30, 2017	Dec 31, 2016
Fair value of derivative liability (Preferred C Stock and Warrants), beginning of year	$5,106,090	$5,382,737
Change in fair value of derivative liability (Stock and Warrants)	(1,703,437)	(276,647)
Fair value of derivative liability (Stock and Warrants), end of period	$3,402,653	5,106,090

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the periods ended June 30, 2017 and December 31, 2016, respectively were as follows:

	Qtr. Ended June 30, 2017	Year Ended December 31, 2016
Beginning balance	$(5,984,537)	$(6,498,190)
Operating income (loss)	(202,435)	(317,179)
Share of Other Comprehensive Income	1,092,778	830,832
Ending balance	$(5,094,194)	$(5,984,537)

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

As of June 30, 2017 and December 31, 2016, the Company’s financial assets were measured at fair value using Level 3 inputs, except for cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at June 30, 2017 using:

	Total Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities
Derivative Liabilities	$3,402,653	—	—	$3,402,653
Totals	$3,402,653	$—	$—	$3,402,653

Fair Value Measurement at December 31, 2016 Using:
Assets:
None	—	—	—	—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$5,106,090	—	—	$5,106,090
Totals	$5,106,090	$—	$—	$5,106,090

NOTE 13 – REVENUE CONCENTRATION

The Company receives revenues from certain customers who individually represented 10% or more of the Company’s total revenue, and the Company’s accounts receivable balances are represented by customers who individually represented 10% or more of the Company’s total accounts receivable, as described below:

For the three months ended June 30, 2017 one customer accounted for 100% of revenue and for the three months ended June 30, 2016, one customer accounted for 100% of revenue.

For the six months ended June 30, 2017 two customers accounted for 100% of revenue and for the six months ended June 30, 2016, two customers accounted for 100% of revenue.

At June 30, 2017, one customer accounted for 100% of accounts receivable.  At December 31, 2016, one customer accounted for 100% of accounts receivable.

NOTE 14 – ADJUSTMENT OF PRIOR PERIODS

In the second quarter 2017, we identified certain property taxes amounting to $541,245 from 2014 and 2015, and $169,232 from 2016, which were not expensed as required, and an over accrual of $150,000 for legal expenses at December 31, 2016. The Company assessed the materiality of this misstatement in the 2016 and 2015 periods financial statements in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 99, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any prior periods. In accordance with SAB 108, the Company has adjusted the three and six months ended June 30, 2016 and the balance sheet as of December 31, 2016. The following presents these adjustments in detail:

BALANCE SHEET	Previously Reported Dec 31, 2016	Adjustments	Adjusted Balance Dec, 2016

Accounts Payable	$309,952	$541,245	$951,197
Accrued Expenses	1,198,278	169,232	1,367,510
Total Liabilities	7,802,070	710,477	8,512,547

Accumulated Deficit	(53,013,185)	(568,382)	(53,581,567)
Total Equity (Deficit)	2,873,844	(568,382)	2,305,462
Non-Controlling Interest	(5,842,478)	(142,095)	(5,984,573)
Total Equity (Deficit)	(2,968,634)	(710,477)	(3,679,111)
Total Liabilities and Equity	$9,166,489)	$—	$9,166,489

INCOME STATEMENT
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Previously Reported	Adjustments	Adjusted	Previously Reported	Adjustments	Adjusted
COSTS AND EXPENSES OF MINING OPERATIONS
Property Holding Costs	$—	$42,308	$42,308	133,084	$84,616	$217,700
Total Operating Expenses	2,466,663	42,308	2,508,941	4,034,319	84,616	4,118,935

NET OPERATING INCOME (LOSS)	690,113	(42,308)	647,805	1,130,616	(84,616)	1,045,900

NET INCOME (LOSS) BEFORE TAXES	(582,336)	(42,308)	(624,644)	132,606	(84,616)	47,990

NET INCOME (LOSS)	(582,336)	(42,308)	(624,644)	132,606	(84,616)	47,990

ATTRIBUTABLE TO NON-CONTROLLING INTERESST	120,076	8,461	128,537	147,857	16,923	164,780
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(499,532)	(33,847)	(533,370)	$200,463	$(67,693)	$132,770

Basic Loss Per Common Share	(0.03)	$0.00	(0.03)	$0.01	$0.00	$0.01

Diluted Loss Per Common Share	$(0.03)	$0.00	$(0.03)	$0.01	$0.00	$0.00

STATEMENT of CASH FLOWS	Previously Reported June 30, 2016	Adjustments	Adjusted Balance June 30, 2016

Net Income (Loss)	$132,606	$(84,616)	$47,990
Accrued Liabilities	66,020	84,616	150,636
Cash Flows Used in Operating	$(520,688)	$—	$(520,688)

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

The total unpaid advances made by DynaMineras to DynaMéxico as of June 30, 2017 is $2,125,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

Surface Rights Agreement

On January 6, 2014 DynaMineras entered into a 20-year surface rights agreement with the Santa Maria Ejido Community surrounding the San Jose de Gracia Property (the “20 Year SRA”). The 20 Year SRA covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $85,000 USD), commencing in 2014. The 20-year SRA provides DynaMineras with surface access to the core resource areas of SJG, and allows for all permitted mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,077	$1,251
2017 (Through August 10)	$1,294	$1,151	$1,239

Source: Kitco, Reuters and the London Bullion Market Association

On August 10, 2017, the afternoon fixing gold price on the London Bullion Market was $1,284 per ounce and the spot market gold price on the New York Commodity Exchange was $1,284 per ounce.

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

Summary of Test Mining and Pilot Mill Operations (2016)

DynaMineras reports the following estimated summary of its test mining and pilot milling operations during 2016:

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

Summary of Test Mining and Pilot Mill Operations for the six months ended June 30, 2017 and 2016:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
Six Months Ended June 30, 2017	15,035	11.75	85.5%	4,827	4,116
Six Months Ended June 30, 2016	17,798	13.93	78.5%	6,265	5,021

Test pilot operations in the six months ended June 30, 2017 yielded 15,035 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 4,827 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 4,116 Oz. Au) contained in gold-silver concentrates, and the receipt of $4,559,314 in revenues from the sale of gold-silver concentrates.

Test pilot operations in the six months ended June 30, 2016 yielded 17,798 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 6,265 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 5,021 Oz. Au) contained in gold-silver concentrates, and the receipt of $5,164,925 in revenues from the sale of gold-silver concentrates.

DynaMineras expects to continue testing its underground mining activity and pilot milling operations in 2017; and projects the increased output of 150 tons/day – 250 tons/day from the mine and mill will be operating by the end of the third quarter 2017.

Subsequent Deliveries of Gold Concentrates for Sale

On the dates listed below, DynaMineras reported the delivery for sale of gold ounces contained in concentrates (exact weights in gold and silver Oz. to be determined at final settlement):

July 12	325 Oz. Au
July 24	155 Oz. Au
July 31	350 Oz. Au
August 7	155 Oz Au
August 14	350 Oz Au

Cash Receipts Subsequent to June 30, 2017 from the Delivery and Sale of Gold Concentrates

On the dates listed below, DynaMineras received the following amounts of net proceeds from the sale of gold-silver concentrates:

July 5	$179,421.09
July 5	$75,726.85
July 14	$144,900.75
July 18	$78,294.91
July 18	$54,753.26
July 25	$139,937.72
July 26	$36,229.01
August 1	$67,857.29
August 1	$151,100.39
August 8	$132,638.25
August 15	$137,195.95
August 15	$146,877.88
Total	$1,344,933.35

Expansion and Improvements

In the first and second quarter 2017, the Company has expended approximately $230,000 USD on the following projects which are one-time expenses. These amounts are included in our financial statements under the heading Other Assets and booked as construction in progress. When the improvements are complete, the costs will be moved to fixed assets and depreciated. These activities reduced the number of pilot mill operating days in the first quarter, 2017 to approximately 60. As the tailings pond expansion is completed, and the pilot mill capacity is increased, the Company projects test mining and pilot mill processing volumes to reach 250 tons per day in the third or fourth quarter, 2017.

Medical Clinic at San Jose de Gracia (the “Santa Maria Anexo Clinic”)

A medical clinic at San Jose de Gracia is being constructed by the Company and will be donated to the San Jose de Gracia Community.

Tailings Pond Expansion

The Company has expanded the capacity of the tailings pond adjacent to the pilot mill facility. The Company completed the tailings pond expansion in the second quarter, 2017.

Camp Expansion

The Company is currently expanding the capacity of its camp facilities at San Jose de Gracia. The Company expects to complete the camp expansion work in the third quarter, 2017.

Mill Capacity and Efficiency

The Company is currently conducting activities within the Pilot Mill Facility which are intended to improve processing efficiencies and to expand capacities. The Company expects to complete these activities in the third or fourth quarter, 2017.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $4,559,314 and $5,164,925 for the six months ended June 30, 2017 and June 30, 2016 respectively.

Results for the Three and Six Months Ended June 30, 2017 and 2016

In the six months ended June 30, 2017, the Company, through its wholly owned subsidiary DynaMineras, continued full test mining and pilot mill operations at San Jose de Gracia.

DynaMineras conducted test mining and milling operations in the first quarter of 2017 and 2016. During the three months ended June 30, 2017, the test mining and pilot milling operations have yielded the underground mining and mill processing of approx. 7,805 tonnes of mineralized material, the production of approximately 2,320 gross oz. Au (and net of weight and value adjustment) approximately 1,871 oz. Au) contained in gold-silver concentrates. DynaMineras realized the receipt of $3,217,802 in revenues from the delivery and sale of gold-silver concentrates in the three months ended June 30, 2017 and $4,559,314 in revenues for the six months ended June 30, 2017.

REVENUE. Revenues for the three months ended June 30, 2017 and 2016 were $3,217,802 and $3,156,746, respectively. Revenues for the six months ended June 30, 2017 and 2016 were $4,559,314 and $5,164,925, respectively. The Company has established consistent test mining and pilot milling operations since January 2016.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended June 30, 2017 and 2016 were $1,139,128 and $563,160 respectively. Production costs related to sales for the six months ended June 30, 2017 and 2016 were $1,657,890 and $865,155 respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. These costs increased in the current versus the prior year due to the Company incurring additional costs as it prepares its mining and milling operations to increase its capacity. The Company believes the results of these additional expenditures will be seen in the last half of the third quarter and in the fourth quarter of 2017.

MINE OPERATING COSTS. Mine operating costs for the three months ended June 30, 2017 and 2016 were $1,091,983 and $1,311,942, respectively. Mine operating costs for the six months ended June 30, 2017 and 2016 were $1,558,145 and $1,975,350, respectively. These costs are directly related to the extraction and transportation of mine tonnage and correlate closely with the amount of ore processed after adjusting for stock piled inventory.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended June 30, 2017 and 2016 were $139,467and $42,308, respectively. Property holding costs for the six months ended June 30, 2017 and 2016 were $263,070 and $217,700, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property.

TOTAL OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2017 and 2016 were $3,097,066 and $2,508,941, respectively. Operating expenses for the six months ended June 30, 2017 and 2016 were $4,760,909 and $4,118,935, respectively. The above expenses include depreciation and amortization amounts of $75,667 and $34,310 for the three months ended June 30, 2017 and 2016, respectively, and $92,467 and $48,130 for the six months ended June 30, 2017 and 2016, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency transaction gain or (loss) for the three months ended June 30, 2017 and 2016 was $(419,777) and $(1,272,449), respectively. Derivatives mark-to-market adjustments are the primary components of income in 2017 of $(644,641) and foreign currency losses in 2016 of $(1,242,740), respectively. For the six months ended June 30, 2017 and 2016, other income, inclusive of currency transaction gain or (loss) was $2,337,613 and $(998,000), respectively. Derivatives mark-to-market adjustments are the primary components of income in 2017 of $1,703,437 and foreign currency losses in 2016 of $(1,142,873) respectively. The reason for the fluctuations in the derivative market to market adjustment is the changes in the stock price and the reason for the fluctuations in the currency gains/losses is the change in valuation of the Mexican Peso.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended June 30, 2017 and 2016 was $348,323 and $128,537, respectively. The non-controlling interest portion of the net loss for the six months ended June 30, 2017 and 2016 was $202,435 and $164,780, respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended June 30, 2017 and 2016, the Company recorded a gain (loss) of $304,795 and $(1,359,077), respectively, which were made up of unrealized losses on currency translation. For the six months ended June 30, 2017 and 2016, the Company recorded a gain (loss) of $1,878,146 and $(681,947), respectively, which were made up of unrealized losses on currency translation.

Liquidity and Capital Resources

As of June 30, 2017, the Company had a negative working capital of $(2,832,596), comprised of current assets of $4,105,042 and current liabilities of $6,937,638. This represents a decrease of $1,310,333 from the working capital (deficit) maintained by the Company of $(4,142,929) as of December 31, 2016, due primarily to the mark to market adjustment for our derivative liabilities.

Net cash provided by operations for the six months ended June 30, 2017 was $1,814.964 compared with $(520,688) for the six months ended June 30, 2016.

Net cash (used) in investing activities for the six months ended June 30, 2017 and 2016 was $(301,667) and $(37,572), respectively.

Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 was $(116,940) and $(210,000), respectively.

Non-controlling Interest

Under the terms of the Earn-In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the six months ended June 30, 2017 the attributable portion to Goldgroup was $348,323 and $249,487 for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2017, the Company did not have any off-balance sheet arrangements (as the phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Capital Advances to Subsidiaries

DynaResource de México (“DynaMéxico”)

In May 2013, the Company acquired additional shares in the outstanding equity in DynaMéxico in exchange for the retirement of accounts receivable of $2,393,803, which amount was due from DynaMéxico at December 31, 2012. As a result, as of May 17, 2013, the Company owns 80% of the outstanding equity of DynaMéxico.

As of June 30, 2017, the Company had advanced $6,346,500 to DynaMineras and DynaMineras had advanced $6,232,500 to DynaMéxico. At December 31, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for $4,000,000 receivable it held from DynaMéxico. The remaining $2,125,000 is a receivable owed to DynaMineras from DynaMéxico as of June 30, 2017. The total receivable from DynaMineras to the Company is $6,346,500 as of June 30, 2017.

Beginning on December 31, 2012, the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

Amounts Owed to DynaUSA and DynaMineras

As of June 30, 2017, the Company had advanced $6,346,500 USD to DynaMineras and DynaMineras had advanced $6,232,500 USD to DynaMéxico. On September 5, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for the $4,000,000 receivable from DynaMéxico. As a result of these transactions:

•	DynaMéxico owes $2,232,500 USD to DynaMineras; and,
•	DynaMéxico owes $4,000,000 USD to DynaUSA.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of June 30, 2017.

Mineras de DynaResource (“DynaMineras”)

The receivable from Mineras to the Company is $6,346,500 as of June 30, 2017, as described above. All receivables and payables among all subsidiary companies have been eliminated upon consolidation.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Date: August 21, 2017

