Form 10-Q
period 2017-09-30
DYNARESOURCE INC
filed 2017-11-14
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [ ] No [X]

 As of November 13, 2017, there were 17,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-6
	Notes to Unaudited Financial Statements	6-15

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	15-22
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	23
ITEM 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	28

ITEM 3.	Default Upon Senior Securities	28

ITEM 4.	Mine Safety Disclosures	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	28

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

PART I

ITEM 1.

FINANCIAL STATEMENTS

DYNARESOURCE, INC.

Consolidated BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	Sept 30, 2017	Dec 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,548,315	$2,197,005
Accounts Receivable	435,473	454,140
Inventories	1,065,785	561,238
Foreign Tax Receivable	1,136,090	1,083,364
Other Current Assets	121,095	73,871
Total Current Assets	6,306,758	4,369,618

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $950,380 and $821,132	825,993	578,743
Mining Concessions (Net of Accumulated Amortization)	4,132,678	4,132,678
Investments in Affiliate	70,000	70,000
Other Assets	143,117	15,450

TOTAL ASSETS	$11,478,546	$9,166,489

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$1,665,721	$851,197
Convertible Notes Payable	950,625	956,250
Due to Non-Controlling Interest	231,500	231,500
Accrued Expenses	998,372	1,367,510
Derivative Liabilities	2,649,027	5,106,090
Total Current Liabilities	6,495,245	8,512,547

Long-Term Liabilities:
Accrued Expenses	265,028	—
TOTAL LIABILITIES	$6,760,273	$8,512,547

Preferred Stock, Series C, $.0001 par value, 1,733,221 shares
Authorized, 1,733,221 outstanding as of 2017 and 2016	$4,333,053	$4,333,053
Stockholders’ Equity Deficit
Preferred Stock, Series A, $.0001 par value, 1,000 shares
Authorized, 1,000 and 1,000 issued and outstanding	$1	$1
Common Stock, $.01 par value, 25,000,000 shares authorized,
17,722,825 and 16,722,825 shares outstanding as of 2017 and 2016	177,228	167,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	57,573,783	55,083,783
Treasury Stock, 1,112,313 outstanding as of 2017 and 2016	(3,175,515)	(3,175,515)
Accumulated Other Comprehensive Income	1,741,749	3,771,532
Accumulated Deficit	(50,515,213)	(53,581,567)
Total DynaResource, Inc. Stockholders’ Equity	5,842,033	2,305,462
Non-controlling Interest	(5,456,813)	(5,984,573)
TOTAL (DEFICIT)	$385,220	$(3,679,111)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,478,546	$9,166,489

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Sept 30, 2017	Three Months Sept 30, 2016	Nine Months Sept 30, 2017	Nine Months Sept 30, 2016

REVENUES	$2,674,015	$3,027,305	$7,233,329	$8,192,230
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	928,663	443,703	2,586,553	1,308,858
Mine Operating Costs	1,100,948	1,061,073	2,659,093	3,036,423
Property Holding Costs	135,681	153,286	398,751	370,986
General and Administrative	616,036	653,429	1,805,373	1,666,029
Depreciation and Amortization	36,781	29,496	129,248	77,626
Total Operating Expenses	2,818,109	2,340,987	7,579,018	6,459,922

NET OPERATING INCOME (LOSS)	(144,094)	686,318	(345,689)	1,732,308

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	195,042	(460,885)	890,491	(1,603,758)
Interest Expense	(27,533)	(29,883)	(89,203)	(89,649)
Gain (Loss) on Derivatives	753,626	(204,279)	2,457,063	—
Other Income	257	185	654	545
Total Other Income (Expense)	921,392	(694,862)	3,259,005	(1,692,862)

NET INCOME (LOSS) BEFORE TAXES	777,298	(8,544)	2,913,316	39,446

TAXES	—	—	—	—

NET INCOME (LOSS)	$777,298	$(8,544)	$2,913,316	$39,446
Cumulative Dividend for Series C Preferred	(42,737)	(40,000)	(128,211)	(120,000)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$(49,397)	$10,756	$153,038	175,536
ATTRIBUTABLE TO COMMON SHAREHOLDERS	$685,164	$(37,788)	$2,938,143	$94,982

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF
DYNARESOURCE, INC:

Basic Loss per Common Share	$.04	$(.00)	$0.17	$.01
Diluted Loss per Common Share	$.00	(.00)	0.03	.01

Weighted Average Shares Outstanding, Basic	17,124,999	16,722,825	16,858,356	16,722,825
Weighted Average Shares Outstanding, Diluted	18,725,897	16,722,825	18,977,097	16,722,825

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS) PER ABOVE	$777,298	$(8,544)	$2,913,316	$39,446
Foreign Currency Exchange Gains (Losses)	2,571,845	(1,083,766)	2,313,973	(1,813,703)

TOTAL COMPREHENSIVE INCOME (LOSS)	$3,349,143	$(1,092,310)	$5,227,289	$(1,774,257)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$907,344	$92,685	$3,878,304	$(269,442)
NON-CONTROLLING INTERESTS	$2,441,799	$(1,184,995)	$1,348,985	$(1,504,815)
TOTAL COMPREHENSIVE INCOME (LOSS)	3,349,143	(1,092,310)	5,227,289	(1,774,257)

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,913,316	$39,446
Adjustments to reconcile net loss to cash
provided by (used in) Operating activities
Gain on Derivative Liabilities	(2,457,063)	—
Depreciation and Amortization	129,248	77,626
Change in Operating Assets and Liabilities:
Accounts Receivable	77,451	(462,358)
Inventory	(411,736)	(500,133)
Other Current Assets	(47,224)	(189,863)
Receivables from Affiliate	(26,917)	(8,602)
Foreign Tax Receivable	91,222	(464,472)
Other Assets	(144,954)	(1,689)
Accounts Payable	1,157,521	22,669
Accrued Liabilities	(604,918)	466,132
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	675,946	(1,021,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(327,786)	(127,997)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(327,786)	(127,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on Advances to Related Party	—	(150,000)
Payment of Dividends	—	(160,000)
Payment on Note Payable	(5,625)	—
Payment on Accrued LT	(155,856)	—
Proceeds on Sale of Common Stock	2,500,000	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,338,519	(310,000)

Effect of Foreign Exchange	(1,335,369)	1,890,284

NET DECREASE IN CASH	1,351,310	431,043

CASH AT BEGINNING OF PERIOD	2,197,005	1,922,599

CASH AT END OF PERIOD	$3,548,315	$2,353,642

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$89,203	$89,648
Cash Paid for Income Taxes	$—	$—

NON CASH TRANSACTIONS
	$—	$—

 The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

In management’s opinion, the unaudited Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2017 and 2016, the Consolidated Balance Sheets as at September 30, 2017 (unaudited) and December 31, 2016, and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited annual consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2016.  Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2016. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

Computation of Profit (Loss) per Share

Basic Income (Loss) per share is computed by dividing the period Income (Loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted Profit (Loss) per share is computed by dividing the Income (Loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, convertible preferred stock, common stock dividends, warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive or to the net loss. The securities for the three-month period ending September 30, 2017 and September 30, 2016 were deemed antidilutive.

The following table illustrates the computation of Profit (loss), for the three months and nine months ended September 30, 2016 and 2017:

	Three Months Sept 30, 2017	Three Months Sept 30, 2016	Nine Months Sept 30, 2017	Nine Months Sept 30, 2016
Numerator
Profit (Loss)	$685,164	$(37,788)	$2,938,143	$94,982

Preferred dividends accrued	42,737	—	128,211	—
Gain on Derivatives	(753,626)	—	(2,457,063)	—
Net Profit (Loss) applicable to common shareholders	$(25,725)	$(37,788)	$609,291	$94,982

Denominator for basic and dilutive loss per share:
Weighted average common stock shares outstanding	17,124,999	16,722,825	16,858,356	16,722,825

Net effect of dilutive common stock equivalents	1,600,898	—	2,118,741	—
Weighted average shares outstanding – diluted	18,725,897	16,722,825	18,977,097	16,722,825
Income Profit (Loss) per share – basic	$.04	$(.00)	$.17	$.01

Income Profit (Loss) per share – diluted	$.00	(.00)	.03	.01

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016, and expansion of these activities commenced in second quarter 2017. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of September 30, 2017 and December 31, 2016, respectively, were as follows:

	09/30/17	12/31/16
Mined Tonnage Stockpiled	$674,382	$445,082
Mill Tonnage Stockpiled	308,964	116,156
Finished Material	82,439	—
Total Inventories	$1,065,785	$561,238

NOTE 3 – PROPERTY

Property consists of the following at September 30, 2017 and December 31, 2016:

	09/30/17	12/31/16

Mining camp equipment	$653,651	$399,180
Transportation equipment	282,379	282,379
Machinery and equipment	587,280	470,741
Office furniture and fixtures	78,709	75,829
Office equipment	174,314	171,746
Sub-total	1,776,373	1,399,875
Less: Accumulated depreciation	(950,380)	(821,132)
Total Property	$825,993	$578,743

The Company purchased equipment of $327,786 and $127,997 in the nine months ended September 30, 2017 and September 30, 2016, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $129,248 and $77,626 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at September 30, 2017 and December 31, 2016:	09/30/17	12/31/16
San Jose de Gracia (“SJG”):
Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $nil and $nil for the nine months ended September 30, 2017 and 2016 respectively, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2016, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”). As of September 30, 2017, and December 31, 2016 the investment was $70,000.

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

The Notes originally matured on December 31, 2015. In April 2015, the Company received note extensions (allonges) from all Series I note holders to ensure that all Series I Notes were in good standing and also extended the maturity date of the Series I Notes to December 31, 2016. At December 31, 2016, one of the Series I Notes remained outstanding for a total of $5,801 and was paid in 2017, one of the Series I Notes was further extended to September 30, 2017, and the remaining Series I Notes were further extended to December 31, 2017. The balance of the Notes at September 30, 2017 was $950,625.

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

At September 30, 2017, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $950,625. The accrued interest for these notes was $29,965 and $29,883 as of September 30, 2017 and 2016, respectively.

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

The following is a summary of the Notes Payable at September 30, 2017 and December 31, 2016:

	2017	2016
Convertible Promissory Notes Current Portion	$956,250	$956,250
Purchase of Note	(5,625)	—
Total Notes Payable	$950,625	956,250

NOTE 7 – Long Term Accrued Expense

In June 2017, the Company entered into financing agreements for unpaid mining concession taxes for the period July 1, 2014 through December 31, 2015 in the amount of $541,245. The Company paid 20% as an initial payment, $108,249, and financed the balance over thirty-six months.

The following is a summary of the transactions during the second and third quarters:

Sept 30, 2017
Property Holding Taxes June 1, 2014 – December 31, 2015	$541,245
Initial payment of 20%	(108,249)
2017 principal payments	(47,607)
Balance at September 30, 2017	$385,389
Short-Term Portion	$120,361
Long-Term Portion	265,028
Total	$385,389

NOTE 8 – STOCKHOLDERS’ EQUITY

The only change in our stockholders’ equity in the three and nine months ended September 30, 2017 was the exercise of 1,000,000 warrants for cash at $2.50 per share.

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At September 30, 2017 and December 31, 2016, there were 1,000 shares and 1,000 shares of Series A Preferred Stock outstanding, respectively.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through February 20, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. During 2016, the company paid Dividends of $160,000 to the holder of Series C Convertible Preferred Stock. The Dividend is calculated at 4.0% of $4,000,000 payable annually on June 30. The accumulated dividends were $128,211 and $120,000 for the nine months ended September 30, 2017 and 2016 respectively.

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At September 30, 2017 and December 31, 2016, there were 17,722,825 and 16,722,825 shares outstanding, respectively. No dividends were paid for the periods ended September 30, 2017.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of September 30, 2017 and December 31, 2016, respectively.

Exercise of 1,000,000 Common Share Options at $2.50 per Share – Total of $2,500,000 USD

On August 22, 2017, the Company received proceeds in the amount of $2.5 M USD following the exercise of one million outstanding options at a price of $2.50 per share. The option exercise was completed and funded on August 22, 2017.

Stock Issuances

2016 Activity – None.

2017 Activity – On August 22, 2017, 1,000,0000 options to purchase common shares were exercised, and 1,000,000 common shares were issued.

Treasury Stock

At September 30, 2017 and 2016, 1,112,313 treasury shares were outstanding.

Note Repayments

In the three months ended September 30, 2017, the Company did not repurchase any Notes.

In the nine months ended September 30, 2017, the Company repaid Notes with a principal balance of $5,625.

Warrants

Shareholders of the Company exercised 1,000,000 warrants for cash at $2.50 per share.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2016	3,593,689	$2.45	2.51	$—
Granted	—	—		$—
Exercised	(1,000,000)	$2.50		$—
Forfeited	—	—		$—
Balance at September 30, 2017	2,593,689	$2.42	2.34	$—
Exercisable at September, 2017	2,593,689	$2.42	2.34	$—

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

Dynacap Group Ltd.

The Company paid $124,000 and $91,000 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the nine months ended September 30, 2017 and 2016, respectively. Dynacap retains 2 individuals who are family members of the CEO, as well as 2 consultants, as independent contractors who provide administrative and executive support services to the Company. Dynacap has provided these services to the Company for recent years.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below for the nine months ended September 30, 2017 and year ended December 31, 2016:

	09/30/17	12/31/16
Annual volatility rate	97%	123%
Risk free rate	1.50%	1.93%
Holding Period	5 years	5 years
Fair Value of common stock	$1.50	$1.75

The below table represents the change in the fair value of the derivative liability (Preferred Series C Stock) during the nine months ending September 30, 2017 and the year ending December 31, 2016:

Period Ended	09/30/17	12/31/16
Fair value of derivative (Preferred Series C Stock), beginning of year	$2,592,452	$2,419,359
Change in fair value of derivative (Preferred Series C Stock)	(1,518,891)	173,093
Fair value of derivative (Preferred Series C Stock), end of period	$1,073,561	$2,592,452

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below for the periods ended September 30, 2017 and December 31, 2016:

	09/30/17	12/31/16
Annual volatility rate	97%	123%
Risk free rate	1.50%	1.93%
Holding Period	5 years	5 years
Fair Value of common stock	$1.50	$1.75

The below table represents the change in the fair value of the derivative liability (Preferred Series C Warrants) for the period ended September 30, 2017 and the year ending December 31, 2016.

Period Ended	09/30/17	12/31/16
Fair value of derivative liability (Warrants), beginning of year	$2,513,638	$2,963,378
Change in fair value of derivative liability (Warrants)	(938,172)	(449,740)
Fair value of derivative liability (Warrants), end of period	$1,575,466	2,513,638

Total (Gain) Loss on Derivative Liability (Preferred Series C Stock and Warrants)

The below table represents the total (gain) or loss, of the derivative liability (Preferred Series C Stock and Warrants) for the period ended September 30, 2017 and the year ending December 31, 2016.

Period Ended	09/30/17	12/31/16
Fair value of derivative liability (Preferred C Stock and Warrants), beginning of year	$5,106,090	$5,382,737
Change in fair value of derivative liability (Stock and Warrants)	(2,457,063)	(276,647)
Fair value of derivative liability (Stock and Warrants), end of period	$2,649,027	5,106,090

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the periods ended September 30, 2017 and December 31, 2016, respectively were as follows:

	Nine Months Ended 09/30/17	Year Ended 12/31/16
Beginning balance	$(5,984,573)	$(6,498,190)
Operating income (loss)	(153,038)	(317,179)
Share of Other Comprehensive Income	680,798	830,796
Ending balance	$(5,456,813)	$(5,984,573)

The Company began allocating a portion of other comprehensive income (loss) to the non-controlling interest with the adoption of SFAS 160 as of January 1, 2009. However, this amount is only reflected in the income statement.

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

As of September 30, 2017, and December 31, 2016, the Company’s financial assets were measured at fair value using Level 3 inputs, except for cash, which was valued using Level 1 inputs.

Fair Value Measurement at September 30, 2017 using:

	Total Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$2,649,027	—	—	$2,649,027
Totals	$2,649,027	$—	$—	$2,649,027

Fair Value Measurement at December 31, 2016 Using:
Assets:
None	—	—	—	—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$5,106,090	—	—	$5,106,090
Totals	$5,106,090	$—	$—	$5,106,090

NOTE 13 – REVENUE CONCENTRATION

The Company receives revenues from certain customers who individually represented 10% or more of the Company’s total revenue, and the Company’s accounts receivable balances are represented by customers who individually represented 10% or more of the Company’s total accounts receivable, as described below:

For the three months ended September 30, 2017 one customer accounted for 100% of revenue and for the three months ended September 30, 2016, one customer accounted for 100% of revenue.

For the nine months ended September 30, 2017 two customers accounted for 100% of revenue and for the nine months ended September 30, 2016, two customers accounted for 100% of revenue.

At September 30, 2017, one customer accounted for 100% of accounts receivable.  At December 31, 2016, one customer accounted for 100% of accounts receivable.

NOTE 14 – ADJUSTMENT OF PRIOR PERIODS

In the second quarter 2017, we identified certain property taxes amounting to $541,245 from 2014 and 2015, and $169,232 from 2016, which were not expensed as required, and an over accrual of $150,000 for legal expenses at December 31, 2016. The Company assessed the materiality of this misstatement in the 2016 and 2015 periods financial statements in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 99, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any prior periods. In accordance with SAB 108, the Company has adjusted the three and nine months ended September 30, 2016 and the balance sheet as of December 31, 2016. The following presents these adjustments in detail:

BALANCE SHEET	Previously Reported Dec 31, 2016	Adjustments	Adjusted Balance Dec 31, 2016

Accounts Payable	$309,952	$(541,245)	$851,197
Accrued Expenses	1,198,278	169,232	1,367,510
Total Liabilities	7,802,070	710,477	8,521,547)

Accumulated Deficit	(53,013,185)	(568,382)	(53,581,567)
Total Equity (Deficit)	2,873,844	(568,832)	2,305,462
Non-Controlling Interest	(5,842,478)	(142,095)	(5,984,573)
Total Equity (Deficit)	(2,968,634)	(710,477)	(3,679,111)
Total Liabilities and Equity	$9,166,489	$—	$9,166,489

INCOME STATEMENT
	Three Months Ended Sept 30, 2016			Nine Months Ended Sept 30, 2016
	Previously Reported	Adjustments	Adjusted	Previously Reported	Adjustments	Adjusted
COSTS AND EXPENSES OF MINING OPERATIONS
Property Holding Costs	$110,978	$42,308	$153,286	244,062	$126,924	$370,986
Total Operating Expenses	2,298,678	42,308	2,340,986	6,332,998	126,924	6,459,922

NET OPERATING INCOME (LOSS)	728,627	(42,308)	686,318	1,859,232	(126,924)	1,732,308

NET INCOME (LOSS) BEFORE TAXES	33,765	(42,308)	(8,544)	166,370	(126,924)	39,446

NET INCOME (LOSS)	33,765	(42,308)	(8,544)	166,370	(126,924)	39,446

ATTRIBUTABLE TO NON-CONTROLLING INTERESST	2,294	8,462	10,756	150,151	25,385	175,536
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(3,941)	(33,847)	(37,788)	$196,521	$(101,539)	$94,982

Basic Loss Per Common Share	(0.00)	$0.00	(0.00)	$0.01	$0.00	$0.01

Diluted Loss Per Common Share	$(0.00)	$0.00	$(0.00)	$0.01	$0.00	$0.01

STATEMENT of CASH FLOWS	Previously Reported Sept 30, 2016	Adjustments	Adjusted Balance Sept 30, 2016

Net Income (Loss)	$166,370	$(126,924)	$39,446
Accrued Liabilities	339,208	126,924	466,132
Cash Flows Used in Operating	$(1,021,244)	$—	$(1,021,244)

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

The total unpaid advances made by DynaMineras to DynaMéxico as of September 30, 2017 is $2,125,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,077	$1,251
2017 (Through October 16, 2017)	$1,351	$1,151	$1,251

Source: Kitco, Reuters and the London Bullion Market Association

On October 16, 2017, the afternoon fixing gold price on the London Bullion Market was $1,303.30 per ounce and the spot market gold price on the New York Commodity Exchange was $1,294 per ounce.

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

Summary of Test Mining and Pilot Mill Operations for the nine months ended September 30, 2017 and 2016:

DynaMineras reports the following estimated summary of its test mining and pilot milling operations during 2017 and 2016:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)

Nine Months Ended September 30, 2017	22,808	12.35	86.8%	7,859	6,307
Nine Months Ended September 30, 2016	30,603	13.10	78.2%	9,990	7,385

Test pilot operations in the nine months ended September 30, 2017 yielded 22,808 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 7,859 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 6,307 Oz. Au) contained in gold-silver concentrates, and the receipt of $7,233,329 in revenues from the sale of gold-silver concentrates.

Test pilot operations in the nine months ended September 30, 2016 yielded 30,603 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 9,990 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 7,385 Oz. Au) contained in gold-silver concentrates, and the receipt of $7,185,900 in revenues from the sale of gold-silver concentrates.

DynaMineras continues its test underground mining activity and pilot milling operations in 2017; and projects the increased output of 150 tons/day – 250 tons/day from the mine and mill in the fourth quarter 2017.

Subsequent Deliveries of Gold Concentrates for Sale

On the below listed dates, DynaMineras reported the delivery for sale of gold ounces contained in concentrates (exact weights in gold and silver Oz. to be determined at final settlement):

October 9	167 Oz. Au
October 13	175 Oz. Au
October 13	450 Oz. Au
October 18	135 Oz. Au
October 26	160 Oz. Au
October 26	215 Oz. Au
October 31	130 Oz. Au

Total Oz	1,432.00 Oz. Au

Cash Receipts Subsequent to September 30, 2017 from the Delivery and Sale of Gold Concentrates

On the below listed dates, DynaMineras received the following amounts of net proceeds from the sale of gold-silver concentrates:

October 10	$133,426.92
October 10	$46,443.51
October 10	$29,962.58
October 12	$80,391.22
October 16	$322,457.21
October 17	$79,846.87
October 19	$118,595.13
October 27	$137,500.00
October 27	$185,750.00
November 1	$60,068.64
November 1	$54,684.17

Total	$1,249,126.25

Expansion and Improvements

In the first and second quarter 2017, the Company expended approximately $230,000 USD on the following projects which are one-time expenses. These amounts are included in our financial statements under the heading Other Assets and booked as construction in progress. When the improvements are complete, the costs will be moved to fixed assets and depreciated. These activities reduced the number of pilot mill operating days in the first quarter, 2017 to approximately 60. In the second and third quarters 2017, the Company operated the mill with reduced output in order to re-tool one ball mill, and to build a new foundation for this ball mill. The Company projects the re-insertion of this ball mill into the milling operation in the fourth quarter, and the Company expects to install a third ball mill into the milling operations in the fourth quarter. As the pilot mill capacity is increased with the operation of three ball mills, the Company projects test mining and pilot mill processing volumes to reach 250 tons per day in the fourth quarter, 2017.

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

Camp Expansion

The Company is currently expanding the capacity of its camp facilities at San Jose de Gracia. The Company expects to complete the camp expansion work in the fourth quarter, 2017.

Mill Capacity and Efficiency

The Company is currently conducting activities within the Pilot Mill Facility which are intended to improve processing efficiencies and to expand capacities. The Company expects to complete these activities in the fourth quarter, 2017.

Mine Capacity and Efficiency

During the third quarter 2017, the Company has developed an additional access to the mineralized vein at San Pablo. The Company projects obtaining additional tonnage from the additional access at San Pablo in the fourth quarter 2017.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $7,233,329 and $8,192,230 for the nine months ended September 30, 2017 and September 30, 2016 respectively.

Results for the Three and Nine Months Ended September 30, 2017 and 2016

In the nine months ended September 30, 2017, the Company, through its wholly owned subsidiary DynaMineras, continued full test mining and pilot mill operations at San Jose de Gracia.

DynaMineras conducted test mining and milling operations in the third quarter of 2017 and 2016. During the three months ended September 30, 2017, the test mining and pilot milling operations have yielded the underground mining and mill processing of approx. 7,773 tonnes of mineralized material, the production of approximately 3,003 gross oz. Au (and net of weight and value adjustment) approximately 2,191 oz. Au) contained in gold-silver concentrates. DynaMineras realized the receipt of $2,674,015 in revenues from the delivery and sale of gold-silver concentrates in the three months ended September 30, 2017 and $7,233,329 in revenues for the nine months ended September 30, 2017.

REVENUE. Revenues for the three months ended September 30, 2017 and 2016 were $2,674,015 and $3,027,305, respectively. Revenues for the nine months ended September 30, 2017 and 2016 were $7,233,329 and $8,192,230, respectively. The Company has established consistent test mining and pilot milling operations since January 2016.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended September 30, 2017 and 2016 were $928,663 and $443,703, respectively. Production costs related to sales for the nine months ended September 30, 2017 and 2016 were $2,586,553 and $1,308,858, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. These costs increased in the current versus the prior year due to the Company incurring additional costs as it prepares its mining and milling operations to increase its capacity. The Company believes the results of these additional expenditures will be seen in the fourth quarter of 2017.

MINE OPERATING COSTS. Mine operating costs for the three months ended September 30, 2017 and 2016 were $1,100,948 and $1,061,073, respectively. Mine operating costs for the nine months ended September 30, 2017 and 2016 were $2,659,093 and $3,036,423, respectively. These costs are directly related to the extraction and transportation of mine tonnage and correlate closely with the amount of ore processed after adjusting for stock piled inventory.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended September 30, 2017 and 2016 were $135,681 and $153,286, respectively. Property holding costs for the nine months ended September 30, 2017 and 2016 were $398,751 and $370,986, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property.

TOTAL OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2017 and 2016 were $2,819,109 and $2,340,987, respectively. Operating expenses for the nine months ended September 30, 2017 and 2016 were $7,579,018 and $6,459,922, respectively. The above expenses include depreciation and amortization amounts of $36,781 and $29,496 for the three months ended September 30, 2017 and 2016, respectively, and $129,248 and $77,626 for the nine months ended September 30, 2017 and 2016, respectively.

OTHER INCOME (EXPENSE). Other income, exclusive of currency transaction gain or (loss) for the three months ended September 30, 2017 and 2016 was $921,392 and $(694,862), respectively. Derivatives mark-to-market adjustments are the primary components of income in 2017 of $753,626 and foreign currency losses in 2016 of $(460,885) respectively. For the nine months ended September 30, 2017 and 2016, other income included Foreign Currency Transaction gain or (loss) of $890,491 and $(1,603,758), respectively: Derivatives mark-to-market adjustments of 2017 of $2,457,063 and $nil for 2016 respectively. The reason for the fluctuations in the derivative market to market adjustment is the changes in the stock price and the reason for the fluctuations in the currency gains/losses is the change in valuation of the Mexican Peso.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended September 30, 2017 and 2016 was $(49,397) and $10,756, respectively. The non-controlling interest portion of the net loss for the nine months ended September 30, 2017 and 2016 was $153,038 and $175,536, respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended September 30, 2017 and 2016, the Company recorded a gain (loss) of $2,571,845 and $(1,083,766), respectively, which were made up of unrealized losses on currency translation. For the nine months ended September 30, 2017 and 2016, the Company recorded a gain (loss) of $2,313,973 and $(1,813,703), respectively, which were made up of unrealized losses on currency translation.

Liquidity and Capital Resources

As of September 30, 2017, the Company had a negative working capital of $(188,487), comprised of current assets of $6,306,758 and current liabilities of $6,495,245. This represents a decrease of $3,243,965 from the working capital (deficit) maintained by the Company of $(3,432,452) as of December 31, 2016, due primarily to the mark to market adjustment for our derivative liabilities.

Net cash provided by operations for the nine months ended September 30, 2017 was $675,946 compared with $(1,021,244) for the nine months ended September 30, 2016.

Net cash (used) in investing activities for the nine months ended September 30, 2017 and 2016 was $(327,786) and $(127,997), respectively.

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $2,338,519 and $(310,000), respectively.

Non-controlling Interest

Under the terms of the Earn-In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the nine months ended September 30, 2017 the attributable portion to Goldgroup was $(527,760) and $(283,333) for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company did not have any off-balance sheet arrangements (as the phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Capital Advances to Subsidiaries

DynaResource de México (“DynaMéxico”)

In May 2013, the Company acquired additional shares in the outstanding equity in DynaMéxico in exchange for the retirement of accounts receivable of $2,393,803, which amount was due from DynaMéxico at December 31, 2012. As a result, as of May 17, 2013, the Company owns 80% of the outstanding equity of DynaMéxico.

As of September 30, 2017, the Company had advanced $6,346,500 to DynaMineras and DynaMineras had advanced $6,266,750 to DynaMéxico. At December 31, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for $4,000,000 receivable it held from DynaMéxico. The remaining $2,125,000 is a receivable owed to DynaMineras from DynaMéxico as of September 30, 2017. The total receivable from DynaMineras to the Company is $6,346,500 as of September 30, 2017.

Beginning on December 31, 2012, the Company and DynaMineras agreed with DynaMéxico to accrue interest on the total amount receivable until repaid or otherwise retired. The interest rate to be accrued is agreed to be simple annual interest at the rate quoted by the Bank of México.

Amounts Owed to DynaUSA and DynaMineras

As of September 30, 2017, the Company had advanced $6,346,500 USD to DynaMineras and DynaMineras had advanced $6,266,750 USD to DynaMéxico. On September 5, 2014, the Company issued 1,333,333 shares of its common stock to DynaMineras in exchange for the $4,000,000 receivable from DynaMéxico. As a result of these transactions:

•	DynaMéxico owes $2,266,750 USD to DynaMineras; and,
•	DynaMéxico owes $4,000,000 USD to DynaUSA.

DynaResource Operaciones (“DynaOperaciones”)

The Company loaned DynaOperaciones $225,000 in 2012, which amount remains payable to the Company as of September 30, 2017.

Mineras de DynaResource (“DynaMineras”)

The receivable from Mineras to the Company is $6,346,500 as of September 30, 2017, as described above. All receivables and payables among all subsidiary companies have been eliminated upon consolidation.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2017, our Chief Executive Officer and Chief Financial Officer as of September 30, 2017, and as of the date of this Report, have concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First, the size of the Company and inherent limitations in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors and the Companies external auditors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls Over Financial Reporting

The Company has not made any changes in its internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.           Legal Proceedings

Recent Legal Rulings / Filings

DynaResource de Mexico’s Favorable Ruling against Goldgroup Resources Inc.

On August 24, 2017, a Federal Amparo Judge (appellate court) in the State of Veracruz, Mexico dismissed Goldgroup Resources Inc.’s Amparo Trial challenge to the $48 million USD damages award previously granted in favor of DynaMéxico. Pursuant to the ruling issued by the Federal Amparo Judge, the $48 million damages award – previously granted to DynaMéxico by the Thirty-Sixth Civil Court of the Superior Court of Justice of the Federal District of Mexico on October 5, 2015 – was effectively confirmed.

In the Federal Amparo Court, Goldgroup Resources Inc. (“Goldgroup”) claimed that it was unaware of the Superior Court legal action which ultimately resulted in the $48 million damages award to DynaMéxico. Goldgroup further claimed that this lack of knowledge was the reason for its having missed the deadline for filing an Amparo Trial challenge to the $48 million damages award.

The Federal Amparo Judge found that, contrary to Goldgroup’s claims, both Goldgroup and its legal counsel had full knowledge of the existence of the Superior Court legal action since at least January 2015. Accordingly, the Federal Amparo Judge dismissed Goldgroup’s Amparo Trial challenge.

Legal Background (Legal Decisions in Favor of DynaMéxico):

$48M USD Damages Award and Definitive Sentence against Goldgroup (October 5, 2015):

DynaMéxico was awarded $48 million USD in damages against Goldgroup on October 05, 2015, as described in the Sentencia Definitiva (“Definitive Sentence”) issued by the Thirty-Sixth Civil Court of the Superior Court of Justice of the Federal District of México, File number 1120/2014.

Grant of Lien upon the Shares of DynaMéxico owned by Goldgroup (October 5, 2016):

On October 5, 2016, the one-year anniversary of the $48 M damages award, the Thirty-Sixth Civil Court of the Superior Court of Justice of the Federal District of México granted to DynaMéxico, a lien (referred to by the Superior Court as an “Embargo”) upon 100% of the shares of DynaMéxico previously issued to Goldgroup, which at the time constituted 20% of the outstanding shares of DynaMéxico.

The referenced 2015, 2016, and 2017 court rulings in Mexico, are all favorable for DynaMéxico. The cumulative effect of these rulings is as follows: (a) Goldgroup is responsible for the payment of $48 million USD in damages to DynaMéxico; (b) Goldgroup’s challenge to that award has once again been denied by an appellate court; and (c) Goldgroup’s 20% ownership of the share capital of DynaMéxico is subject to a lien in favor of DynaMéxico.

DynaMéxico and DynaResource filed Motion for Leave to Supplement the Record

On September 15, 2017, as a consequence of the favorable appellate court ruling by the Federal Amparo Judge, DynaMéxico and DynaResource filed a Motion for Leave to Supplement the Record (“Motion”), in the United States District Court for the District of Colorado. This U.S. District Court is set to rule on the Petition for Nonrecognition of Foreign Arbitral Award and/or Motion to Vacate Arbitration Award, earlier filed by DynaMéxico and DynaResource. The Motion was filed to supplement the record with the favorable ruling received by DynaMéxico, following Goldgroup’s unsuccessful Amparo Trial Challenge.

Legal History

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

Date: November 13, 2017

