Form 10-Q/A
period 2017-09-30
DYNARESOURCE INC
filed 2017-12-13
CIK 1111741

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2017 as filed with the Securities and Exchange Commission on November 14, 2017 is to furnish Exhibits 101 to the Form 10-Q.

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

Date:   December 12, 2017

3