Form 10-K
period 2017-12-31
DYNARESOURCE INC
filed 2018-04-16
CIK 1111741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period ___________ to ____________.

Commission File Number: 000-30371

DYNARESOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware 94-1589426
(State or other jurisdiction of incorporation or organization (IRS Employer Identification No.)

222 W Las Colinas Blvd., Suite 1910 North Tower, Irving, Texas 75039
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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (p. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2017, was $13,645,148 based on the closing price of $1.11 per share as reported on the OTCQB.  For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 17,722,825 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (April 10, 2018).

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

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report on Form 10-K is without known reserves. Mineral resources which are not classified as mineral reserves have not “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaResource de Mexico SA de CV, under the NI 43-101 Mineral Resource Estimate filed by the Company on SEDAR, are not disclosed in this Form 10-K. SEDAR is Canada’s System for Electronic Document Analysis and Retrieval, the mandatory document filing and retrieval system for Canadian public companies. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

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

We currently own 80% of the outstanding shares of DynaMéxico, and DynaMéxico currently holds a lien on 20% of the outstanding shares of DynaMéxico. DynaMéxico owns 100% of the mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracia Property, in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracia Project, under contract with DynaMéxico. DynaMineras currently conducts test mining and pilot milling operations, and other exploration activities in México.

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

On May 17, 2013, DynaUSA agreed to acquire a stock certificate for 300 Series “B” Variable Capital Shares of DynaMéxico, in exchange for the settlement of accounts receivable from DynaMéxico in the amount of $31,090,710 Mexican Pesos (approximately $2.4 million USD). After giving effect to the issuance of the 300 Series B Shares on June 21, 2013, DynaUSA owns 80% of the total outstanding Capital of DynaMéxico. (See table representation of the outstanding Capital of DynaMéxico below). The exchange of shares by DynaMéxico for amounts payable to DynaUSA was unanimously approved by shareholders at a meeting of the shareholders of DynaMéxico, held on the second call for shareholder's meeting on May 17, 2013 in Mazatlán, Sinaloa, México. The date of issuance of the 300 Series B Share Certificate was June 21, 2013. As a result of the issuance to DynaUSA of the 300 Variable Capital shares for amounts owed to DynaUSA, the accounts payable amount owed by DynaMéxico to DynaUSA was retired in full.

After giving effect to the issuance to DynaUSA of the 300 Series B Variable Capital shares of DynaMéxico as described above, the current outstanding Capital of DynaMéxico is set forth in the table below:

DynaMéxico Shareholder	Fixed CapitalSeries "A" Shares	Variable CapitalSeries "B" Shares	Total Capital Shares(Series A and B)
DynaResource, Inc.	099	300	399
Koy W. (“K.D.”) Diepholz	001	-	001
Goldgroup Resources Inc.	-	100	100

Total Capital Issued	100	400	500

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

●
Personnel Management Company at San Jose de Gracia;

Exploitation Amendment Agreement (“EAA”)

On May 15, 2013, DynaMineras entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to DynaMineras the right to finance, explore, develop and exploit the SJG Property, in exchange for the following:

(A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by DynaMineras to DynaMéxico; and

(B) After Item (A) above, 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that DynaMineras has received 200% of its advanced funds; a 2.5% Net Smelter Royalty on all minerals sold from SJG over the term of the EAA. The total advances made by DynaMineras to DynaMéxico as of December 31, 2017 are $6,125,000.

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

Our principal executive office is located at 222 W. Las Colinas Blvd., Suite 1910 North Tower, Irving, Texas 75039. We can be reached by phone at (972) 868-9066 and by fax at (972) 868-9067. The Company’s website is www.dynaresource.com.

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

During 2017, we reported the delivery and sale of 10,740 net Oz gold contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracia Property in México.

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

Environmental Law.    The Environmental Law in México, called the "General Law of Ecological Balance and Protection to the Environment" ("General Law"), provides for general environmental policies, with specific requirements for certain activities such as exploration set forth in regulations called "Mexican official norms". Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuradur’a Federal de Protección al Ambiente (known as "PROFEPA").

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

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the year ended December 31, 2017, the Company sold gold-silver concentrates to the following purchasers:

Dore:	None.
Gold-Silver Concentrates:	Mercuria Commodities Trading S.A. de C.V.; and Trafigura Mexico S.A de C.V.

Employees

As of March 30, 2018, we had 200 employees, including 195 employees based in México, and 5 in the United States. Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

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

Competition in the industry extends to the technical expertise to find, advance, and operate mineral properties; the labor to operate the properties; and the capital for the purpose of funding exploration and development activities on such properties. Many competitors explore for and mine precious metals and conduct refining and marketing operations on a world-wide basis. Such competition may make it more difficult for the Company to recruit or retain qualified employees, to obtain equipment and personnel to assist in its exploration and production activities, or to acquire the capital necessary to fund operations.

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

Metal	2011	2012	2013	2014	2015	2016	2017
Gold	$1,572.00	$1,669.00	$1,411.00	$1,266.00	$1,175.00	$1,236.00	$1,244.00
Silver	35.12	31.15	23.79	19.08	13.90	17.14	17.77
Copper	4.00	3.61	3.32	3.11	2.09	2.54	2.80

As of April 10, 2018, the price of gold was $1,336 per ounce. Should a downward trend in prices occur, there is a possibility that we may record impairment charges in 2018, or in future years.

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

In 2007, the Company focused on the exploration of the vast SJG district. Funds received by DynaMéxico pursuant to the Earn In/Option Agreement (See Earn In / Option Agreement – Financing of Drilling – Exploration Programs (2006 – 2011), were utilized for exploration and related activities.

In 2015, the Company commenced test mining and pilot milling operations. And during 2017, the Company improved and expanded its operations in order to increase outputs from the test mining and pilot milling activities.

The Company and its subsidiaries have $3,528,735 cash on hand at December 31, 2017. The Company could incur test pilot production expenses and corporate expenses greater than the amount of available cash on hand. The Company may need to raise additional funds in order to support its activities. If the Company needs to raise additional capital, its common stock could be diluted. Further, if the Company is unable to raise funds to meet its obligations, the value of its common stock may decline.

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

No Known Reserves

Historical Production of Gold at the San Jose de Gracia Property May Not Be Indicative of Future Production or Revenue

The SJG Property is a high-grade mineralized system with reported historical production of over 1,000,000 Oz. Gold. The production occurred in the early 1900’s, prior to the Mexican Revolution. Since that time, the property has seen small scale mining operations, from small scale local owners, to the Company’s pilot production activities in 2003–2006 and 2014 to present. Due to the uncertainties associated with exploration, including variations in geology and structure, there is no assurance that the Company’s efforts will be successful in identifying mineralization in sufficient quantities to define proven or probable reserves, and further there is no assurance that any such reserves could be developed into a commercial operation. Investors in the Company’s securities should not rely on historical operations as an indication that the SJG property will be developed into a commercial production in the future. The Company expects to incur losses unless and until such time as one or more of its properties enters into commercial production and generates sufficient revenue to fund continuing operations.

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

While we currently maintain insurance to insure against general commercial liability claims and physical assets at our properties in México, we do not maintain insurance to cover all of the potential risks associated with our operations. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available or may not be adequate to cover liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

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

The Chairman/CEO currently owns approximately 10.5% of total outstanding common shares and the management and members of the Board of Directors as a group own approximately 30.64% of common shares outstanding. These blocks of ownership could limit other stockholders’ ability to influence the outcome of any shareholder vote.

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
●
Actions by government central banks; and
●
General economic trends.

During the 2017 calendar year the price of our stock has ranged from a low of $.90 to a high of $1.75. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

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

1.
La Purisima Ridge trend;
2.
Palos Chinos trend;
3.
La Parilla to Veta Tierra trend (Including San Pablo East);
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

As of the date of this Form 10-K, the 33 mining concessions comprising the SJG Property are in good standing with respect to the payment of taxes and the filing of assessment work obligations imposed by the Mining Act of México and its Regulations. Included among the 33 mining concessions are 32 currently registered in the sole name of DynaMéxico. DynaMéxico holds one mining concession (San Miguel t.183504) that in order to produce legal effects requires the consent or relinquishment of first rights of refusal from registered owners to the 50% undivided title. See the note following the table of mining concessions below, describing the steps needed to be taken by DynaMéxico to obtain title to the San Miguel mining concession.

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

(1) According to the records of the Mines Registry Office, the registered owners to 100% undivided title to the San Miguel (t.183504) mining concession are: Mar’a Trinidad Acosta Salazar (25%), Miguel López Medina (25%), Josefa González Castro (25%) and Otilia Tracy Vizcarra (25%). On October 17, 2000 and March 8, 2001, DynaMéxico signed with each of Miguel Lopez Medina and Josefa Gonzalez Castro, respectively, agreements for the transfer to DynaMéxico of 50% undivided title to the San Miguel (t.183504) mining concession (the “San Miguel Transfer Agreements”).

In respect to the San Miguel Transfer Agreements, DynaMéxico has been advised that in order for the San Miguel Transfer Agreements to produce legal effects and be eligible for registration before the Mines Registry Office, DynaMéxico is required to first obtain the legal consent to such transfers, or the written relinquishment of first rights of refusal, from Mar’a Trinidad Acosta Salazar and Otilia Tracy Vizcarra (or court-appointed estate executor). In addition to the San Miguel Transfer Agreements, DynaMéxico has entered into the following Promise to Sell and Purchase Agreements (the “San Miguel Promise to Sell and Purchase Agreements”):

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

In respect to the San Miguel Promise to Sell and Purchase Agreements, DynaMéxico has been advised that:

(a) with respect to the Promise to Sell and Purchase Agreement signed on March 8, 2001 among DynaMéxico and Maria Trinidad Acosta Salazar, to contact Ms. Mar’a Trinidad Acosta Salazar to demand compliance with such agreement by executing the definitive transfer to DynaMéxico of the 25% undivided title to the San Miguel (t.183504) mining concession registered in her name, and

(b) with respect to the Promise to Sell and Purchase Agreement signed on December 15, 2000 among DynaMéxico and Margarita Tracy Vizcarra, the sister of the deceased Otilia Tracy Vizcarra, the estate of Otilia Tracy Vizcarra requires the appointment of a court-appointed executor that would be capable under Mexican law to formally grant the estate´s consent for the execution of the San Miguel Transfer Agreements, to relinquish the estate´s first rights of refusal or to request court approval for the transfer to DynaMéxico of the 25% undivided interest in the San Miguel (t.183504) mining concession registered in the name of the deceased Otilia Tracy Vizcarra.

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $74,000 USD as of April 10, 2018), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, DynaMineras constructed a Medical Facility at SJG in year 2017.

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

Drilling – Exploration Programs (1997 – 2000)

A drill program was conducted at SJG in 1997 to 1998 by a prior majority owner. Approximately 6,172 meters drilling was completed in 63 core drill holes. Significant intercepts, including bonanza grades, outlined the down dip potential of the Northeast section (150 Meter NE to SW extent of the Drilling) of the Los Hilos to Tres Amigos Trend of SJG. Surface and underground sampling in 1999 to 2000 confirmed high grades in historic workings and surface exposures throughout the project area. These high grades outline the presence of mineralization shoots developed within the veins. The mineralized shoots appear to be controlled by dilational jogs and/or vein intersections. A total of 544 samples were collected in 1999 to 2000 and assayed an average 6.51 g/t gold.

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

Suspension of Pilot Operations (2006)

The Company initiated the test mining and pilot mill operations in 2003 and, at that time, gold prices were depressed. Exploration funding opportunities, while available, were deemed to be too dilutive by Company management. Subsequently, in 2006, commodities prices were rising and the Company was able to negotiate acceptable financing in order to fund exploration activities. Therefore, the Company suspended its test mining and pilot mill operations in 2006 in order to focus on the exploration of the vast SJG District. While the test mining and pilot milling operations were considered successful (see results in the table above), small scale operations were not expected to provide the necessary capital in order to fund exploration of a project the size of SJG.

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

Mineral Resource Estimate and 43-101 Technical Report - Data Verification--Mr. Ramon Luna Espinoza (“Mr. Luna”) initially visited the San Jose de Gracia Project in November 2010 and conducted site inspections at SJG in November 2011 and January 2012. Mr. Sandefur conducted a site inspection of the SJG Project in January 2012. While at the Property in November 2011, Mr. Luna inspected the areas of Tres Amigos, La Prieta, Gossan Cap, San Pablo, La Union, and La Purisima, and historic mining sites. In January 2012, Mr. Sandefur and Mr. Luna inspected the areas of Tres Amigos, San Pablo, La Union, and La Purisima. Pictures of the areas were taken. Many of the drill pads for the drilling programs of 2007 to 2011 were clearly located and identified. Mr. Luna also inspected San José de Gracia’s core logging and storage facilities, the geology offices, the meteorological station, the plant nursery, and the mill. Mr. Sandefur also inspected San José de Gracia’s core logging and storage facilities.

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

Selected Drill Hole Intercepts by Target Area (Excerpt from The Updated 2012 DynaMéxico Luna-CAM SJG Technical Report)

Tres Amigos

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
97-013	Tres Amigos	95.00	107.50	12.50	20.80	21.80	0.43	0.06	0.15
97-039	Tres Amigos	40.20	43.20	3.00	29.50	44.60	0.58	0.95	7.45
97-045	Tres Amigos	100.00	106.00	6.00	11.46	3.40	0.03	0.02	0.17
97-047	Tres Amigos	124.94	132.00	7.06	7.51	15.40	0.09	0.27	3.42
08-115	Tres Amigos	153.30	159.00	5.70	8.31	8.30	0.17	0.00	0.07
08-116	Tres Amigos	134.80	138.10	3.30	21.74	9.90	0.06	0.04	0.15
10-150	Tres Amigos	285.61	288.49	2.88	10.93	14.24	0.32	0.01	0.03
10-150	Tres Amigos	312.80	321.81	9.01	3.97	2.35	0.09	0.00	0.03
10-151	Tres Amigos	208.38	216.20	7.82	22.19	14.70	0.36	0.01	0.06
10-154	Tres Amigos	73.00	74.75	1.75	21.89	9.30	0.00	0.00	0.02
10-175	Tres Amigos	241.59	245.40	3.81	6.37	3.41	0.02	0.00	0.03
10-177	Tres Amigos	228.63	245.00	16.37	10.58	9.75	0.25	0.02	0.09
10-179	Tres Amigos	75.3	77.02	1.72	105.51	49.60	0.03	0.01	0.06
10-179	Tres Amigos	174.85	179.52	4.67	5.70	15.89	0.11	0.00	0.16
10-226	Tres Amigos	205.05	213.09	8.04	18.47	19.77	0.42	0.13	0.22
10-227	Tres Amigos	176.95	186.75	9.80	8.42	11.92	0.41	0.04	0.33
10-230	Tres Amigos	244.91	249.45	4.54	18.09	15.48	0.53	0.02	0.03
10-234	Tres Amigos	214.61	217.97	3.36	15.05	13.45	0.23	0.01	0.01
10-237	Tres Amigos	92.44	92.84	0.40	883.91	195.00	0.24	0.77	5.35
11-257	Tres Amigos	60.84	63.33	2.49	5.37	9.28	0.25	0.01	0.40
11-257	Tres Amigos	92.00	94.66	2.66	5.00	6.74	0.25	0.02	1.16
11-260	Tres Amigos	63.40	71.15	7.75	7.84	10.68	0.16	0.12	2.28
11-271	Tres Amigos	115.40	120.15	4.75	13.93	18.56	0.54	0.02	0.14

San Pablo

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
07-012	San Pablo	19.70	23.90	4.20	10.45	10.00	0.15	0.00	0.01
07-026	San Pablo	65.90	67.80	1.90	34.00	18.70	0.21	0.01	0.05
07-027	San Pablo	142.80	148.85	6.05	13.72	28.60	1.06	0.02	0.04
07-031	San Pablo	94.25	98.05	3.80	31.32	69.60	1.01	0.23	0.74
08-051	San Pablo	183.55	192.60	9.05	22.95	13.60	0.40	0.00	0.03
08-090	San Pablo	190.70	191.90	1.20	11.55	48.50	1.00	0.02	0.02
08-092	San Pablo	124.80	125.80	1.00	23.31	0.50	0.00	0.01	0.00
08-097	San Pablo	227.69	229.75	2.06	17.04	20.00	0.56	0.03	0.04
09-133	San Pablo	126.80	129.80	3.00	13.10	10.25	0.32	0.00	0.02
09-138	San Pablo	150.62	153.59	2.97	8.80	10.46	0.28	0.00	0.02
09-139	San Pablo	132.18	137.68	5.50	20.51	25.82	0.70	0.00	0.01
10-197	San Pablo	48.15	51.82	3.67	7.96	13.18	0.49	0.00	0.03
10-203	San Pablo	70.65	76.15	5.50	332.86	143.90	0.02	0.00	0.01
10-207	San Pablo	80.15	83.20	3.05	16.74	24.17	0.54	0.01	0.02
10-215	San Pablo	186.80	190.27	3.47	15.82	14.68	0.41	0.03	0.02
10-221	San Pablo	69.98	71.98	2.00	13.14	23.93	0.62	0.00	0.01
10-224	San Pablo	122.82	125.05	2.23	5.29	18.70	0.69	0.02	0.04
10-224	San Pablo	148.60	154.95	6.35	7.04	13.31	0.57	0.00	0.01
10-236	San Pablo	112.96	117.03	4.07	11.38	22.92	0.68	0.00	0.01
11-249	San Pablo	108.20	109.93	1.73	8.21	30.29	0.80	0.00	0.02
11-250	San Pablo	101.72	104.81	3.09	20.15	53.44	0.88	0.24	0.54
11-268	San Pablo	92.65	94.25	1.60	11.74	21.13	0.37	0.01	0.04

San Pablo East

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
08-076	San Pablo E	32.75	34.85	2.10	36.09	47.80	0.43	0.80	1.06
10-208	San Pablo E	150.61	152.67	2.06	6.60	10.30	0.40	0.00	0.01
11-252	San Pablo E	55.25	59.70	4.45	4.26	12.05	0.37	0.01	0.04
11-256	San Pablo E	51.61	52.85	1.24	144.08	138.60	1.06	1.61	1.78
11-256	San Pablo E	99.93	101.29	1.36	9.04	3.30	0.01	0.00	0.01
11-298	San Pablo E	49.15	49.85	0.7	49.39	20.80	0.20	0.01	0.03

La Purisima

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
07-021	La Purisima	158.70	160.80	2.10	75.90	76.00	1.61	0.07	0.00
07-039	La Purisima	197.55	200.80	3.25	10.93	4.60	0.04	0.00	0.01
10-161	La Purisima	87.70	99.67	11.97	3.12	4.86	0.36	0.00	0.01
10-204	La Purisima	128.02	131.86	3.84	4.06	3.15	0.09	0.00	0.00
10-204	La Purisima	173.15	174.58	1.43	7.21	5.57	0.08	0.00	0.01
10-206	La Purisima	121.73	124.04	2.31	14.63	3.45	0.02	0.00	0.00
11-282	La Purisima	152.40	153.92	1.52	7.79	1.40	0.04	0.00	0.00
11-285	La Purisima	85.06	87.92	2.86	3.93	0.80	0.03	0.00	0.00
11-285	La Purisima	98.50	102.15	3.65	6.70	3.87	0.20	0.00	0.01
11-289	La Purisima	109.73	112.78	3.05	9.50	7.05	0.11	0.02	0.00
11-293	La Purisima	38.11	39.27	1.16	10.06	0.50	0.01	0.00	0.00
11-293	La Purisima	158.75	160.55	1.80	12.65	2.84	0.10	0.00	0.01

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

To carry out mineral exploration activities, holders of mining concessions in México are required to file at the offices of the Secretaria de Medio Ambiente Y Recursos Naturales, the Federal Environmental Authority in México (“SEMARNAT”) a “Notice of Commencement of Exploration Activities” under the guidelines of the Mexican Official Norm 120 (“Norm 120”). SEMARNAT is the office of the Federal Government of México responsible for the review and issuance of a Change of Soil Use Permit (“CSUP”), the review of a Technical Justification Study (referenced below) and the filing of Norm 120. Norm 120 is a notice to SEMARNAT only and has no processing time.

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

DynaMéxico Permit Filings / Permits History (2003 – 2017)

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

●
On June 28, 2010, DynaMéxico filed a Preventive Exploration Notice at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Pur’sima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.

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

●
On August 9, 2010, DynaMéxico filed a CSUP Application and a Technical Justification Study at the offices of SEMARNAT to carry out certain mineral exploration activities at the La Prieta, San Pablo, La Pur’sima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.

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

●
On January 6, 2014, DynaMineras entered into a 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia. The 20 Year Land Lease Agreement is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $74,000 USD as of April 10, 2018), commencing in 2014. Additionally, under the description of the Land Lease Agreement, DynaMineras constructed a Medical Facility at SJG during 2017. The land lease agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted test mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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

●
Contract Mining ($713,000); including $250,000 Deposit (advance for services), and $513,000 in direct mining costs, explosives, and payments to contractor;

●
Mine related costs ($290,000); including mine plan development, permits, assays, consulting, mine supplies, and equipment items expensed;

●
Mill and Camp ($613,000); Improvements to the Mill and Camp, including pre-operation expenses;

●
Personnel Costs ($673,000); including payroll and consulting expenses;

●
Equipment ($636,000); long term equipment purchases including transportation, mine loading and hauling, generators, compressors and pumps;

●
Overhead ($285,000); including legal expenses, consulting, and administration;

●
IVA ($272,000); Value added taxes paid, and refundable;

●
Land Use and Rental ($83,000);

Year 2017 Improvements and Expansion

During 2017 the Company initiated and completed the following capital projects at SJG to improve and expand test mining and pilot milling operations:

●    Medical facility (SJG Clinic):                                                                        $107,500;

●    Expanding camp, office, and infrastructures:                                                $145,500;

●    Expanding tailings pond, installing liners:                                                    $265,000;

●    Improving, setting new foundation, and re-installing the Denver Mill:        $257,500;

●    Installing Mill #3:                                                                                          $258,000;

●    Machinery & Equipment:                                                                              $200,000;

●    Transportation:                                                                                               $40,000;

Total:                                                                                                      $1,273,500;

Summary of Test Mining and Pilot Mill Operations for 2015, 2016, and 2017:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.0%	1,495	1,308
2016	33,172	12.70	79.7%	10,836	8,668
2017	35,170	12.95	85%	12,636	10,740

DynaMineras expects to continue to increase its test underground mining activity and pilot milling operations in 2018; and projects the increased output to 250 tons/day from the mine and mill during 2018.

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

Denial of Amparo Appeal

On August 24, 2017 a Federal Amparo Judge (“Juzgado de Distrito”) in the State of Vera Cruz, Mexico, dismissed Goldgroup Resources Inc’s Amparo Trial Challenge to the $48 M USD damages award previously granted in favor of DynaMéxico. Pursuant to the dismissal ruling, the $48M USD damages award, previously granted to DynaMéxico by the Thirty-Sixth Civil Court of the Superior Court of Justice of the Federal District of Mexico on October 5, 2015 – was effectively confirmed.

Arbitration Ruling

In direct contradiction to the October 5, 2015 Definitive Sentence issued by court in México, on August 25, 2016 the American Arbitration Association - International Centre for Dispute Resolution, Denver office (the “AAA”) issued an Arbitration Ruling (the “Arbitration Ruling”) in favor of Goldgroup Resources Inc. against DynaMéxico and DynaResource, Inc. The Arbitration Ruling was the result of a proceeding in which neither DynaMéxico nor DynaResource participated, since the Definitive Sentence issued by the court in México effectively prohibited their participation in the Arbitration proceeding and should have prohibited Goldgroup Resources Inc. participation as well.

The Arbitration Ruling provides the following: (i) the Earn In/Option Agreement is still in force, and consequently Goldgroup may appoint two directors to the DynaMéxico board, and may participate in the appointment of a fifth director; (ii) the DynaMéxico Management Committee is reinstated, and must approve all budgets and expenditures; (iii) amounts expended by DynaMéxico that were not approved by the Management Committee are subject to repayment by DynaResource; (iv) the issuance of additional shares by DynaMéxico (and consequent dilution of Goldgroup’s equity interest) was in violation of the Earn In/Option Agreement; and (v) DynaResource and DynaMéxico are responsible for Goldgroup’s costs and professional fees associated with the Arbitration Ruling.

Unlike the vast majority of arbitration proceedings in the U.S., the Arbitration Ruling is not final. Since the Arbitration Ruling is subject to international rules, the ruling may be vacated by U.S. courts, or simply not recognized by U.S. courts, on a number of grounds. Accordingly, both DynaMéxico and DynaResource have timely requested relief from the United States Federal District Court in Colorado, via the filing of a Petition for Nonrecognition of Foreign Arbitral Award and/or Motion to Vacate Arbitration Award (the “Petition for Nonrecognition”), and a supporting brief. The Petition for Nonrecognition relies heavily upon the Mexican court’s Definitive Sentence, key excerpts of which appear immediately below.

The Mexican court has already ruled that “any controversy arising from the Earn In/Option Agreement must be brought and resolved under Mexican Law and by competent Mexican Courts with proper jurisdiction.” Consequently, the monetary awards against DynaResource – which are based upon a finding that the Earn In/Option Agreement is still in force – will not be enforceable if the Mexican court rules that the Earn In/Option Agreement is terminated. The Company believes that the potential for the assessment of a material monetary judgment against DynaResource is remote.

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

DynaUSA and DynaMéxico filed Motion to Vacate Arbitration Ruling

On November 17, 2016, DynaUSA and DynaMéxico filed a Motion to Vacate the Arbitration Ruling in United States District Court, District of Colorado.

Recommendation to Vacate Arbitration Ruling issued by United States Magistrate Judge

On February 13, 2018 a Recommendation to Vacate the Arbitration Ruling was issued by a United States Magistrate Judge of the United States District Court, District of Colorado.

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

Year ended December 31, 2017	Low	High
First Quarter	1.00	1.60
Second Quarter	1.01	1.35
Third Quarter	0.90	1.35
Fourth Quarter	0.90	1.25

Year ended December 31, 2016	Low	High
First Quarter	1.10	1.65
Second Quarter	1.30	1.50
Third Quarter	1.41	1.95
Fourth Quarter	1.20	1.99

As of April 10, 2018, there were outstanding 17,722,825 shares of our common stock, which were held by approximately 569 shareholders of record. This figure does not include shareholders that hold their shares in street name or with a broker.

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

During the fiscal year ended December 31, 2017, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 10-K, we have not sold any equity securities not registered under the Securities Act.

During the fiscal years ended December 31, 2017 and 2016, no securities of the Company were authorized for issuance under equity compensation plans.

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

DynaMéxico was formed in March 2000, for the purpose of acquiring the concessions comprising the SJG District, and to consolidate all ownership of SJG under DynaMéxico. DynaMéxico focused on acquisition and consolidation work through 2003 and reported a virtually clear title and consolidated ownership to the district at December 31, 2013.

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

Density--A total of 5,540 pieces of core were measured for specific gravity using the weight in air vs. weight in water method. This represents an additional 3,897 measurements taken in the 2009-11 drill seasons with density measurements taken from all mineral zones. Dried samples were coated with paraffin wax before being measured. The results tabulated have been sorted by lithology and mineralized veins. The average specific gravity of 5,051 wall rock samples was 2.59 while the average specific gravity for 489 samples of vein material is 2.68. CAM and Servicios y Proyectos Mineros have reviewed the procedures and results and opine that the results are suitable for use in mineral resource estimation.

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

DynaMéxico NI 43-101 Mineral Resource Estimate and DynaMéxico NI 43-101 Technical Report - Data Verification--Mr. Ramon Luna Espinoza (“Mr. Luna”) initially visited the San Jose de Gracia Project in November 2010 and conducted site inspections at SJG in November 2011 and January 2012. Mr. Sandefur conducted a site inspection of the SJG Project in January 2012. While at the Property in November 2011, Mr. Luna inspected the areas of Tres Amigos, La Prieta, Gossan Cap, San Pablo, La Union, and La Purisima, and historic mining sites. In January 2012, Mr. Sandefur and Mr. Luna inspected the areas of Tres Amigos, San Pablo, La Union, and La Purisima. Pictures of the areas were taken. Many of the drill pads for the drilling programs of 2007 to 2011 were clearly located and identified. Mr. Luna also inspected San José de Gracia’s core logging and storage facilities, the geology offices, the meteorological station, the plant nursery, and the mill. Mr. Sandefur also inspected San José de Gracia’s core logging and storage facilities.

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

The total unpaid advances made by DynaMineras to DynaMéxico as of December 31, 2017 is $2,539,639. And, in addition, the total balance owed by DynaMéxico to the Company as of December 31, 2017 is $4,000,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”) and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

Surface Rights Agreement

On January 6, 2014 DynaMineras entered into a 20-year surface rights agreement with the Santa Maria Ejido Community surrounding the San Jose de Gracia Property (the “20 Year SRA”). The 20 Year SRA covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $74,000 USD), commencing in 2014. The 20-year SRA provides DynaMineras with surface access to the core resource areas of SJG, and allows for all permitted mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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

Capital Investment (2015)

The capital investment program consisted of a net total of $3,565,000 USD as generally described below:

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

Land Use and Rental ($83,000);

Year 2017 Improvements and Expansion

During 2017 the Company initiated capital projects at SJG in the amount of $1,273,500 USD to improve and expand test mining and pilot milling operations:

● Medical facility:                                                                                                        $107,500;

● Expanding camp, office, and infrastructures:                                                           $145,500;

● Expanding tailings pond, installing liners:                                                               $265,000;

● Improving, setting new foundation, and re-installing the Denver Mill:                   $257,500;

● Installing Mill #3:                                                                                                     $258,000;

● Machinery & Equipment:                                                                                         $200,000;

● Transportation:                                                                                                          $40,000;

Total:                                                                                                      $1,273,500;

Summary of Test Mining and Pilot Mill Operations for 2015, 2016, and 2017:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.0%	1,495	1,308
2016	33,172	12.70	79.7%	10,836	8,668
2017	35,170	12.95	85%	12,636	10,740

DynaMineras expects to continue to increase its test underground mining activity and pilot milling operations in 2018; and projects the increased output to 250 tons/day from the mine and mill during 2018.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $10,850,091 in 2017 and $9,496,105 in 2016.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,151	$1,236
2017	$1,379	$1,101	$1,244

Source: Kitco, Reuters and the London Bullion Market Association

On April 10, 2018, the afternoon fixing gold price on the London Bullion Market was $1,336 per ounce and the spot market gold price on the New York Commodity Exchange was $1,336 per ounce.

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

Results for the Years Ended December 31, 2017 and 2016

Test Underground Mining and Pilot Mill Operations (2015)

In July 2015, The Company commenced a capital investment program designed to increase tonnage and output from the test mining operations, and to increase volume and output through the pilot mill facility. The Company, through DynaMineras was engaged in the implementation of this capital investment program from July through December 2015. And, as a result, the Company accomplished mining and milling volumes of 100 tons/day of mineralized material, in January 2016.

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

Land Use and Rental ($83,000);

Year 2017 Improvements and Expansion

During 2017 the Company initiated capital projects at SJG in the amount of $1,273,500 USD to improve and expand test mining and pilot milling operations:

●
Medical facility:                                                                                                   $107,500;

●
Expanding camp, office, and infrastructures:                                                      $145,500;

●
Expanding tailings pond, installing liners:                                                          $265,000;

●
Improving, setting new foundation, and re-installing the Denver Mill:              $257,500;

●
Installing Mill #3:                                                                                                $258,000;

●
Machinery & Equipment:                                                                                    $200,000;

●
Transportation:                                                                                                     $40,000;

Total:
$1,273,500;

Summary of Test Mining and Pilot Mill Operations for 2015, 2016, and 2017:

Year	Total Tons Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.0%	1,495	1,308
2016	33,172	12.70	79.7%	10,836	8,668
2017	35,170	12.95	85%	12,636	10,740

DynaMineras expects to continue to increase its test underground mining activity and pilot milling operations in 2018; and projects the increased output from to 250 tons/day from the mine and mill during 2018.

Test pilot operations in 2017 yielded 35,170 Tons mined and processed from underground test mining activity and pilot milling operations; and the production of approximately 12,636 gross Oz Au, and net of dry weight adjustments at the buyer’s facilities, the production of approximately 10,740 Oz Au. The Company reports net revenue of $10,850,091 net of buyer’s price discount and refining and treatment costs.

Test pilot operations in 2016 yielded 33,172 tons mined and processed from underground mining activity and pilot mill operations; and the production of approximately 10,863 gross Oz Au, and net of dry weight adjustments at buyer’s facilities, the production of approximately 8,668 Oz Au. The Company reported net revenue of $9,496,105 net of buyer’s price discount and refining and treatment costs.

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2018; and projects the output of 250 tons/day from the mine and mill in 2018.

REVENUE. Revenues for the years ended December 31, 2017 and 2016 were $10,850,091 and $9,496,105, respectively. The Company continued the test mining and pilot mill processing at San Jose de Gracia, including the production and sale of precious metals concentrates.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the years ended December 31, 2017 and 2016 were $1,120,011 and $1,044,011, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product.

MINE PRODUCTION COSTS. Mine production costs for the years ended December 31, 2017 and 2016 were $1,295,543 and $734,542, respectively. These costs are directly related to the extraction of mine tonnage to be processed at the mill.

MINE EXPLORATION COSTS. Mine exploration costs for the years ended December 31, 2017 and 2016 were $3,539,523 and $2,006,824, respectively. These are the cost of extracting waste material to reach the materials to be extracted for processing.

MINE EXPANSION COSTS: Mine expansion costs for the years ended December 31, 2017 and 2016 were $253,231 and $0, respectively. These were the cost associated with preparing the San Jose de Gracia East Mine for production. The Company expects to complete the mine expansion project in the first quarter of 2018 and begin actively mining the San Jose de Gracia East mine in the second quarter.

TRANSPORTATION. Transportation costs for the years ended December 31, 2017 and 2016 were $576,315 and $262,755, respectively. These are the costs of transporting the product to the customer for treatment and sale.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the years ended December 31, 2017 and 2016 were $1,226,897 and $501,044, respectively. These are the support cost of the mining facilities including housing, food, security and warehouse operations.

PRE-PILOT-PRODUCTION EXPENSES. Pre-Pilot Production Expenses for the years ended December 31, 2017 and 2016 were $0 and $64,795, respectively. These expenses were the expenses of the Company commencing mining and milling operations incurred prior to commencing of test mining. These expenses include refurbishment, facilitation of and cleaning of the mill and mine operations

PROPERTY HOLDING COSTS. Property holding costs for the years ended December 31, 2017 and 2016 were $702,599 and $504,495, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the years ended December 31, 2017 and 2016 were $2,609,675 and $2,784,856 respectively. These are the cost of operating the Company not directly associated with the mine operations including management, accounting and legal expenses.

OTHER INCOME (EXPENSE). Other income for the years ended December 31, 2017 and 2016 was $3,155,274 and $(19,985), respectively. Included in this category in 2016 is interest expense of $(119,532), other expense of $(156,882), Change in Derivative Liability of $276,647, and currency transaction gain or (loss) of $(20,218). Included in this category in 2017 is interest expense of $(158,944), change in derivative of $1,924,582 and currency transaction gain or (loss) of $1,388,573.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the years ended December 31, 2017 and 2016 was $125,501 and $347,179, respectively. This represents the non-controlling interest share of DynaMéxico’s loss.

OTHER COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the years ended December 31, 2017 and 2016 consisted of unrealized currency losses of $(1,781,733) and $(147,757) respectively.

Liquidity and Capital Resources

As of December 31, 2017, the Company had working capital of $(1,824,854), comprised of current assets of $5,530,670 and current liabilities of $7,355,524, of which $3,181,508 is a derivative liability. This represents an increase of $2,468,075 from the working capital maintained by the Company of $(4,142,929) (as restated – see note 17) with a derivative liability of $5,106,090 as of December 31, 2016. The primary reason for this deficit is recognition of financial statement derivatives incurred in the issuance of Preferred C shares in 2015. The Company continued to ramp up the operations to the refurbishment of the pilot mill facility and the rehabilitation of the San Pablo mine at San Jose de Gracia.

Net cash provided (used) in operations for the year ended December 31, 2017 was $2,058,586 compared to $535,136 in the year ended December 31, 2016. This was primarily due to the large accrual for back concession taxes.

Net cash (used) in investing activities for the years ended December 31, 2017 and 2016 was $(1,273,189) and $(145,030), respectively. The increase was due to the mining expansion project consisting primarily or the refurbishing of one of the Company’s Mill and the construction of a new third meal, expansion of the camp facilities to accommodate double the manpower and mining capacity, the buildings of a tailing ponds, and the purchase of numerous machinery and equipment for the expansion.

Cash provided (used) provided by financing activities for the year ended December 31, 2017 was $2,328,106 compared to ($310,000) for the year ended December 31, 2016. The primary components for the year ended December 31, 2017 was the exercise of 1,000,000 Warrants at $2.50/share and the repayment of promissory note and payment of long term debt compared to the year ended December 31, 2016 consisting of the repayment of a note for $150,000 and dividends paid of $160,000. Proceeds from financing were utilized to refurbish the pilot mill facility and to rehabilitate the San Pablo mine, and to prepare to process bulk mined samples through the mill facility.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the years ended December 31, 2017 and 2016 the portion of the net loss attributable to Goldgroup was $(125,501) and $(347,179), respectively.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through 2018. The Company may seek additional debt funding during the next 24 months depending on results of its pilot operations, market conditions, and other factors.

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

Exploitation Amendment Agreement (“EAA”)

On May 15, 2013, DynaMineras entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to DynaMineras the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by DynaMineras to DynaMéxico; and, (B) After Item (A) above, the receipt by DynaMineras of 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that DynaMineras has received 200% of its advanced funds; and, (C) after items (A) and (B) above; the receipt by DynaMineras of 50% of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and, (D) in addition to Items (A), (B), and (C) above, DynaMineras shall receive a 2.5% NSR (“Net Smelter Royalty”) on all minerals sold from SJG over the term of the EAA. The total Advances made by DynaMineras to DynaMéxico as of December 31, 2014 is $4,025,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”) and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

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

Rehabilitation and Start-up of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, DynaMineras has rehabilitated the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is now processing bulk samples mined from selected target areas of SJG. Operations at SJG are managed by DynaMineras and are similar to those conducted by DynaMéxico during 2003-2006.

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

As of December 31, 2017, and December 31, 2016 DynaMineras owed the Company $6,346,500 and $6,525,000, respectively.

As of December 31, 2017, and December 31, 2016 DynaMéxico owed the Company $4,000,000 and $4,000,000, respectively.

As of December 31, 2017, and December 31, 2016 DynaOperaciones owed the Company $225,000 and $225,000, respectively.

As of December 31, 2017, and December 31, 2016 DynaMéxico owed DynaMineras $2,539,639 and $2,125,000, respectively.

As of December 31, 2017, and December 31, 2016 DynaOperaciones owed DynaMineras $6,077,325 and $3,580,249, respectively.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had a receivable from DynaResource Nevada, Inc. of $0 and $0 at December 31, 2017 and 2016 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of December 31, 2017 and 2016, respectively.

Minority Interest Holder in DynaMéxico Attempts to Interfere with Activities at San Jose de Gracia (2016)

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

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2017 and 2016. The financial statements as of December 31, 2017 of the Company included in this Form 10-K have been audited by Whitley Penn LLP, an independent registered public accounting firm, as set forth in their report. The financial statements as of December 31, 2016 of the Company included in this Form 10-K have been audited by MaloneBailey, LLP, an independent registered public accounting firm, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Financial Statements included in the Form 10-K:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors, Management, and Stockholders of
DynaResource, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DynaResource, Inc. and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2018.

/s/ Whitley Penn LLP
Dallas, Texas
April 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
DynaResource, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheet of DynaResource, Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynaResource, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 26, 2017

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$3,528,735	$2,197,005
Accounts Receivable	323,315	454,140
Inventories	907,982	561,238
Foreign Tax Receivable	732,241	1,083,364
Other Current Assets	38,397	73,871
Total Current Assets	5,530,670	4,369,618

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $974,154 and $821,132)	1,698,070	578,743
Mining Concessions	4,132,678	4,132,678
Investment in Affiliate	70,000	70,000
Other Assets	61,894	15,450

TOTAL ASSETS	$11,493,312	$9,166,489

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$803,291	$851,197
Accrued Expenses	2,059,199	1,367,510
Due to Non-Controlling Interest	231,500	231,500
Derivative Liabilities	3,181,508	5,106,090
Convertible Notes Payable	950,625	956,250
Current Portion of Long Term Debt	129,401	-
Total Current Liabilities	7,355,524	8,512,547

Long Term Debt, Less Current Portion	237,910	-

TOTAL LIABILITES	7,593,434	8,512,547

Preferred Stock, Series C, $0.0001 per value, 1,733,221 shares Authorized, issued and outstanding	4,333,053	4,333,053

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 25,000,000 shares authorized
17,722,825 and 16,722,825 issued and outstanding	177,228	167,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,622,159	55,083,783
Treasury Stock, 778,980 and 1,112,313 shares	(2,223,891)	(3,175,515)
Accumulated Other Comprehensive income	1,265,853	3,771,532
Accumulated Deficit	(50,898,357)	(53,551,567)
Total DynaResource Inc. Stockholders' Equity	4,982,993	2,335,462
Non-Controlling Interest	(5,416,168)	(6,014,573)
TOTAL EQUITY (DEFICIT)	(433,175)	(3,679,111)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,493,312	$9,166,489

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
REVENUE	$10,850,091	$9,496,105

COSTS AND EXPENSES OF MINING OPERATIONS
Production Cost Applicable to Sales	1,120,011	1,044,011
Mine Production Costs	1,295,543	734,542
Mine Exploration Costs	3,539,523	2,006,824
Mine Expansion Costs	253,231	-
Camp, Warehouse and Facilities	1,226,897	501,044
Transportation	576,315	262,755
Pre-Pilot Production Costs	-	64,795
Property Holding Costs	702,599	504,495
General and Administrative	2,609,675	2,784,856
Depreciation and Amortization	153,862	77,638
Total Operating Expenses	11,477,656	7,980,960
NET OPERATING INCOME (LOSS)	(627,565)	1,515,145

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	1,388,573	(20,218)
Interest Expense	(158,944)	(119,532)
Derivatives Mark-to-Market Gain	1,924,582	276,647
Other Income (Expense)	1,063	(156,882)
Total Other Income (Expense)	3,155,274	(19,985)

NET INCOME BEFORE TAXES	2,527,709	1,495,160
PROVISION FOR INCOME TAXES	-	-

NET INCOME	$2,527,709	$1,495,160

DEEMED DIVIDEND FOR SERIES C PREFERRED	(173,320)	(173,797)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	125,501	347,179

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,479,890	$1,668,542

EARNINGS PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Earnings Per Common Share	$0.15	$0.10
Weighted Average Shares Outstanding - Basic	17,076,250	16,722,825

Diluted Earnings Per Common Share	$0.14	$0.10
Weighted Average Shares Outstanding - Diluted	18,943,790	18,560,464

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Loss	(1,781,773)	(147,757)
TOTAL OTHER COMPREHENSIVE LOSS	(1,781,773)	(147,757)

TOTAL COMPREHENSIVE INCOME	$745,936	$1,347,403

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$147,531	$791,777
NON-CONTROLLING INTEREST	$598,405	$555,626

The accompanying notes are an integral part of these consolidated financial statements.

 DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Series A Shares	Series A Amount	Common Shares	Common Amount	Preferred Rights	Paid In Capital	Treasury Shares	Treasury Amount	Accumulated Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total
Balance, December 31, 2015	1,000	$1	16,722,825	$167,228	$40,000	$55,083,783	1,112,313	$(3,175,515)	$4,822,094	$(55,233,906)	$(6,570,199)	$(4,866,514)
Other Comprehensive Income									(1,050,562)		902,805	(147,757)
Paid Dividend on Pref Shares										(160,000)		(160,000)
Net Income										1,842,339	(347,179)	1,495,160

Balance, December 31, 2016	1,000	1	16,722,825	167,228	40,000	55,083,783	1,112,313	(3,175,515)	3,771,532	(53,551,567)	(6,014,573)	(3,679,111)
Sale of Common Stock for Cash			1,000,000	10,000		2,490,000						2,500,000
Issuance of Treasury Shares						(951,624)	(333,333)	951,624
Other Comprehensive Income									(2,505,679)		723,906	(1,781,773)
Net Income										2,653,210	(125,501)	2,527,709

Balance, December 31, 2017	1,000	$1	17,722,825	$177,228	$40,000	$56,622,159	778,980	$(2,223,891)	$1,265,853	$(50,898,357)	$(5,416,168)	$(433,175)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income	$2,527,709	$1,495,160
Adjustments to reconcile net income to cash provided by operating activities
Change in Derivatives	(1,924,582)	(276,647)
Depreciation and Amortization	153,862	77,638
Write off of Receivable from Affiliate	-	157,679
Change in Operating Assets and Liabilities
Accounts Receivable	130,825	(366,861)
Inventories	(346,744)	(529,405)
Foreign Tax Receivable	351,123	(643,604)
Other Assets	(10,970)	(79,698)
Accounts Payable	(47,906)	63,587
Accrued Expenses	1,225,269	637,287
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	2,058,586	535,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(1,273,189)	(145,030)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,273,189)	(145,030)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	2,500,000	-
Payment of Dividends	-	(160,000)
Payments of Promissory Notes - Related Parties	(5,625)	(150,000)
Payments of Long Term Debt	(166,269)	-
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,328,106	(310,000)

Effects of Foreign Exchange	(1,781,773)	194,300

NET INCREASE IN CASH	1,331,730	274,406
CASH AT BEGINNING OF PERIOD	2,197,005	1,922,599
CASH AT END OF PERIOD	$3,528,735	$2,197,005

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$158,686	$119,532
Cash Paid for Income Taxes	$-	$-
NON-CASH TRANSACTION
Issuance of Treasury Shares	$951,624	$-
Conversion of Accounts Payable to Long-Term Debt	$533,580	$-

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

Reclassifications and Adjustments

Certain financial statement reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of income or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets. Certain prior year balances have been adjusted to reflect a correction for unrecorded liabilities. See Note 17.

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

Investments in Affiliates

The Company owns a 19.95% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”. The Company accounts for this investment using the cost basis. The Company has significant influence over DynaNevada, but not control, due to the lack of a majority voting interest in the entity. DynaNevada has been dormant for several years. DynaUSA has no plan or intention of future funding with DynaNevada nor are any other transactions with DynaNevada contemplated at this time. The Company therefore accounts for this investment using the cost basis. The investment was $70,000 and $70,000 at December 31, 2017 and 2016, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of December 31, 2017, and 2016, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of December 31, 2017 and December 31, 2016 are $732,241 and $1,083,364, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $907,982 and $561,238 as of December 31, 2017 and December 31, 2016, respectively.

Proven and Probable Reserves (No Known Reserves)

The definition of proven and probable reserves is set forth in SEC Industry Guide 7 (“Industry Guide 7”). Proven reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (2) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of the reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observations.

As of December 31, 2017, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracia Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

When proven and probable reserves as defined by Industry Guide 7 exist, development costs are capitalized, and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production would be capitalized. Costs of start-up activities and costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations as incurred. Costs of abandoned projects are charged to operations upon abandonment. All capitalized costs would be amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves.

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

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of December 31, 2017, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 69,121 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of December 31, 2017, and 2016, no indications of impairment existed.

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

Pre-Pilot Production Costs

During 2016, the Company has conducted rehabilitation activity at the San Pablo mine and has refurbished the Pilot Mill Facility at San Jose de Gracia and, in general prepared for test mining and pilot milling (“Pilot Production”) Operations. The costs associated with the rehabilitation, preparation, clean up and facilitation of this process are expensed as pre-pilot production costs.

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

Foreign Currency Translation

The functional currency for the subsidiaries of the Company is the Mexican Peso.  As a result, the financial statements of the subsidiaries have been re-measured from Mexican Pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses.  In addition, foreign currency translation gains and losses are reported as a separate component of stockholders’ equity and comprehensive income (loss).

The financial statements of the subsidiaries should not be construed as representations that Mexican Pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended December 31, 2017 and December 31, 2016 (Mexican Pesos per one U.S. dollar):

		Dec 31, 2017	Dec 31, 2016

Current exchange rate	Pesos	19.73	20.65

Weighted average exchange rate for the period ended	Pesos	18.12	18.69

The Company recorded currency transaction gains (losses) of $1,388,573 for the year ended December 31, 2017 and $(20,218) in 2016.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduced the highest corporate tax rate from 35% to 21%. With the passage of the Act, the Company‘s deferred tax assets and liabilities were restated as of the effective date of the law to reflect the new applicable rate. The reduction to the net deferred tax asset was charged to tax expense in the period of the change and offset by a valuation allowance stemming from historical net operating loss carryforwards.

Use of Estimates

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended December 31, 2017 and December 31, 2016, the Company’s components of comprehensive income were foreign currency translation adjustments.

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

The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly, the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

The Company had 2,523,689 warrants outstanding at December 31, 2017 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 2,523,689 shares of common stock. The Company also had convertible debt instruments as of December 31, 2017 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 380,250 shares of stock.

The Company had 3,593,689 warrants outstanding at December 31, 2016 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 3,593,689 shares of common stock. The Company also had convertible debt instruments as of December 31, 2016 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 382,500 shares of stock.

	Years ended December 31
	2017	2016
Net income	$2,479,890	$1,668,542
Shares:
Weighted average number of common shares outstanding, Basic	17,076,250	16,722,855

Diluted weighted average number of common shares outstanding, Diluted	18,943,790	18,560,464

Basic earnings per share	$0.15	$0.10

Diluted earnings per share	$0.14	$0.10

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

Recently Issued Accounting Pronouncements

Stock compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. As such, The Company adopted these provisions as of the fiscal year beginning January 1, 2017. There was no material effect of the new provisions on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09). ASU 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. As such, The Company is required to adopt these provisions as of the fiscal year beginning on January 1, 2018. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We are currently assessing the potential impact of ASU 2017-09 on our consolidated financial statements and results of operations.

Leases

In February 2016, FASB issued ASU 2016-02— Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. As such, The Company is required to adopt these provisions as of the fiscal year beginning on January 1, 2019. The Company is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on The Company’s presentation of balance sheet assets and liabilities based on the present value of future lease payments, but does not expect a material effect on the presentation of expenses and cash flows.

Revenue:

Revenue from Contracts with Customers: In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company's fiscal year beginning January 1, 2018, including interim reporting periods within that year. The new guidance is not expected to have an impact on the Company's consolidated financial statements. The Company has analysis the standard and will implement any relevant provisions for the interim periods beginning January 1,2018.

Inventory

In July 2015, FASB issued ASU 2015-11— Inventory (Topic 330): “Simplifying the Measurement of Inventory”. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. As such, the Company adopted these provisions beginning on January 1, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The update is part of FASB’s Simplification Initiative, the objective of which is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced. Pursuant to the update, an entity should measure inventory at the lower of cost and net realizable value. The amendments in the update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). Adoption of the new guidance did not have an impact on the Company's consolidated financial statements.

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of December 31, 2017 and December 31, 2016, respectively, were as follows:

	2017	2016

Mined Tonnage, Gold-Silver Concentrates, and/or Gravity Tailings (Flotation Feed Material)	$907,982	$561,238
Total Inventories	$907,982	$561,238

NOTE 3 – PROPERTY

Property consists of the following at December 31, 2017 and December 31, 2016:

	2017	2016

Camp buildings and improvements	$418,639	$-
Machinery and equipment	1,368,736	955,555
Transportation equipment	289,165	249,848
Office furniture and fixtures	78,802	75,829
Office equipment	152,805	118,646
Construction in progress	364,917	-
Sub-total	2,673,064	1,399,875
Less: Accumulated depreciation	(974,994)	(821,132)
Total Property	$1,698,070	$578,743

The Company purchased equipment of $1,273,189 and $145,030 in the years ended December 31, 2017 and 2016, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $153,862 and $77,638 for the years ended December 31, 2017 and 2016, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at December 31, 2017 and December 31, 2016:

	2017	2016
San Jose de Gracia (“SJG”):

Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $0 and $0 for the years ended December 31, 2017 and 2016, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2017, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 / Share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of December 31, 2017 and December 31, 2016 to be $70,000 and $70,000, respectively. The loss was taken to “other income (loss) on the income statement in previous years.

In 2016 the Company deemed $159,143 of receivable for funds, previously advanced to DynaNevada in order for DynaNevada to meets its basis filing and reporting obligations with the Mexican authorities relating to tax returns and paying taxes on its mining concessions, to be uncollectable and wrote them off. As of December 31, 2017, and December 31, 2016 the Company had no remaining receivable from DynaNevada.

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

The Notes originally matured on December 31, 2015. In April 2015, the Company received note extensions (allonges) from all Series I note holders to ensure that all Series I Notes were in good standing and extended the maturity date of the Series I Notes to December 31, 2016. The remaining Series I Notes were further extended to December 31, 2017. The Company paid $5,625 to one Series I debt holder during 2017. In December 2017 the Company reached agreement with seven of the Series I noteholders to extend the notes totaling $759,375 to December 31, 2018. The remaining note was paid off on January 5, 2018. (See note 14)

The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

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

The Notes originally matured on December 31, 2015. In April 2015, the Company received allonges (note extensions) from all noteholders to ensure that all notes were in good standing and confirmed the maturity of the Series II notes to be December 31, 2016. At December 31, 2016, the remaining Series II Notes were further extended to December 31, 2017. In December 2017 the remaining three Series II notes were extended to December 31, 2018.

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

At December 31, 2017, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $950,625. At December 31, 2016, the principal and capitalized interest balance on the remaining Series I Notes was $765,000, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $956,250. The accrued interest for these notes was $30,141 and $29,883 as of December 31, 2017 and 2016, respectively.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 21% and 34%, respectively (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of December 31, 2017 and December 31, 2016 are as follows:

Deferred Tax Asset Related to:
	2017	2016
Prior Year	$17,244,045	$17,719,823
Tax Benefit for Current Year	(114,148)	(475,778)
Permanent Difference Due to Rate Change	(4,564,600)	-
Total Deferred Tax Asset	12,565,297	17,244,045
Less: Valuation Allowance	(12,565,297)	(17,244,045)
Net Deferred Tax Asset	$-	$-

The income tax provision for the Company as of December 31, 2017 and 2016 differs from those computed using the statutory federal tax rate of 34% due to the following differences:

	2017	2016
Book Income	$2,527,709	$1,495,160
Tax Expense at Statutory Rates	859,421	508,354
Permanent Difference Due to Rate Change	4,860,392	-
Other Permanent Differences	(653,180)	(32,576)
Change in Valuation Allowance	(5,072,597)	(489,536)
Other	5,964	13,758
Provision for (Benefit from) Income Taxes, Net	$-	$-

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $48,800,000 at December 31, 2017 and will expire in the years 2026 through 2032.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2017.

On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs but exploration and prospecting costs are deductible when incurred. Certain non-deducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty. For the years ended December 31, 2017 and 2016, the Company had no taxes payable under the 7.5% Special Mining Duty.

The Company or its subsidiaries file income tax returns in the United States and México. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States:   2014 to 2017
México:            2013 to 2017

The Company does not have any other material items of temporary or permanent differences, which give rise to deferred tax assets or liabilities.

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 45,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which one thousand (1,000) shares shall be designated as Series A Preferred Stock and (ii) twenty-five million (25,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”).

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At December 31, 2017 and December 31, 2016, there were 1,000 and 1,000 shares of Series A Preferred Stock outstanding, respectively.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through February 20, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. During 2016, the company paid Dividends of $160,000 to the holder of Series C Convertible Preferred Stock. The Dividend is calculated at 4.0% of $433,053 payable annually on June 30. At December 31, 2017 the dividend was $173,320 in arrears.

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company

1.
On May 6, 2015, the Company, Golden Post Rail, LLC, a Texas limited liability company (“Golden Post”), and Mr. Koy W. (“K.D.”) Diepholz, Chairman-CEO of the Company entered into a Securities Purchase Agreement (the “SPA”). Pursuant to the SPA, Golden Post acquired the following securities:

a)
1,600,000 shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred”) at a purchase price of $2.50 per share ($4M USD), plus an additional 133,221 shares of Series C Preferred pursuant to anti-dilution provisions. The Series C Preferred is entitled to receive dividends at the per share rate of four percent (4%) per annum, ranks senior (in priority) to the Common Stock, the Series A Preferred Stock, and each other class or series of equity security of the Company. The Series C Preferred is convertible into Common Stock of the Company at the price of $2.41 per share and is entitled to anti-dilution protection for (i) subsequent equity issuances by the Company and (ii) changes in the Company’s ownership of DynaResource de México SA de CV (“DynaMéxico”). The Series C Preferred is also entitled to preemptive rights, and the holder has the right to designate one person to the Company’s Board of Directors as a Class III director.

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

In 2015, due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $1,531,789 in connection with the Series C Preferred Shares, and $2,963,378 in connection with the Golden Post Warrant. Additionally, the Company fully accreted the discount related to the Series C Preferred Shares and the Golden Post Warrant in the amount of $4,637,179, which is reflected “below” the net income (loss) amount. Also in 2015, the Company reported $87,374 deemed dividend for Golden Post Rail related to its 4% dividend terms. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount. At December 31, 2017 the total Derivative Liability was $3,181,508 which included $2,513,638 for the Series C Preferred Shares, and $1,649,719 in connection with the Golden Post Warrant. The Deemed Dividend for 2017 and 2016 was $173,320, and $173,797 respectively.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2015	$4,333,053
Issuances at Fair Value, Net of Issuance Costs	0
Bifurcation of Derivative Liability	0
Relative Fair Value of Warrants – Preferred Stock Discount	0
Accretion of Preferred Stock to Redemption Value	0
Carrying Value, December 31, 2016	4,333,053

Issuances at Fair Value, Net of Issuance Costs	0
Bifurcation of Derivative Liability	0
Relative Fair Value of Warrants – Preferred Stock Discount	0
Accretion of Preferred Stock to Redemption Value	0
Carrying Value, December 31, 2017	4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2017 and December 31, 2016, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2017 and December 31, 2016, there were 17,722,825 and 16,722,825 shares outstanding, respectively. No dividends were paid for the years ended December 31, 2017 and 2016, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2017 and December 31, 2016, respectively.

Stock Issuances

2017 Activity

During the year ended December 31, 2017, the Company issued 1,000,000 common shares for the exercise of stock warrants at $2.50 a share for total proceeds of $2,500,000. In addition, the Company issued 333,333 shares of treasury stock as additional compensation for exercise of the warrants at above market price.

2016 Activity

None.

Treasury Stock

 During the year ended December 31, 2017 the Company issued 333,333 treasury shares as additional compensation for the exercise of stock warrants at an above market price as discussed above. At December 31, 2017 and 2016, 778,980 and 1,112,313 treasury shares were outstanding.

Warrants

2017 activity

The Company had 2,523,689 warrants outstanding at December 31, 2017. 1,000,000 warrants were exercised at $2.50 a share during the year and 70,000 warrants expired.

2016 activity

The Company had 3,593,689 warrants outstanding at December 31, 2016. There were no warrants issued or exercised in 2016 and 567,500 warrants expired in 2016.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2015	4,161,189	$3.07	3.17	$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited	(567,500)	$7.02		$-
Balance at December 31, 2016	3,593,689	$2.45	2.51	$-
Granted	-	$-		$-
Exercised	(1,000,000)	$2.50		$-
Forfeited	(70,000)	$2.50		$-
Balance at December 31, 2017	2,523,689	$2.45	1.51	$-
Exercisable at December 31, 2017	2,523,689	$2.45	1.51	$-

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

Dynacap Group Ltd.

The Company paid $165,250 and $116,750 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the years ended December 31, 2017 and 2016, respectively. Dynacap retains 2 individuals, who are family members of the CEO, as independent contractors who provide administrative and executive support services to the Company. Dynacap has provided these services to the Company for recent years.

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico as a Due to Non-Controlling Interest.

DynaResource Nevada, Inc. and DynaNevada de México S.A. de C.V. (together “DynaNevada”)

Previous advances to DynaNevada for maintenance of its corporate obligations and mining concessions totaling $159,143 were written off as uncollectable in 2016.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is required to pay taxes in México in order to maintain mining concessions owned by DynaMéxico.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions and are adjusted annually for inflation.  Based on Management’s recent business activities and current and forward plans and considering expenditures on mining concessions since 2002-2017 and continuing expenditures in current and forward activities, the Company does not anticipate that DynaMéxico will have any difficulties meeting the minimum annual expenditures for the concessions ($388 – $2,400 Mexican Pesos per hectare). DynaMéxico retains sufficient carry-forward amounts to cover over 10 years of the minimum expenditure (as calculated at the 2017 minimum, adjusted for annual inflation of 4%).

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia was dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $72,000 USD), commencing in 2014. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares) and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

The Company leases office space for its corporate headquarters in Irving, Texas. In September 2017, the Company entered into a sixty-six month extension of the lease through 2023. As part of the agreement the Company received six months free rent as a finish out allowance. The Company capitalized the leasehold improvement costs and amortized them over the rent abatement period as rent expense The Company incurred rent expense of $71,399 and $67,746 for the office lease in the years ended December 31, 2017 and 2016, respectively.

Future minimum lease obligations are as follow for the years ending December 31:

YEAR	AMOUNT
2018	$67,324
2019	$82,474
2020	$84,280
2021	$86,086
2022	$87,892
Thereafter	$14,849

TOTAL	$422,905

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

Damages Awarded to DynaMéxico in México Litigation

On October 5, 2016, DynaResource de México SA de C.V. (“DynaMéxico”), was awarded in excess of $48 M USD (Forty-Eight Million Dollars) in damages from Goldgroup Resources, Inc. (the “Goldgroup Damages”) by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the Goldgroup Damages and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”). The October 5, 2015 Resolution is described in Part II, Item 1., Legal Proceedings. As of December 31, 2017 the decision remains under appeal.

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

NOTE 11 – DERIVATIVE LIABILITIES

Preferred Series C Stock

As discussed in Note 8, the Company analyzed the embedded conversion features of the Series C Preferred Stock and determined that the stock qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2017	2016
Annual volatility rate	153%	123%
Risk free rate	2.20%	1.93%
Holding Period	5 years	5 years
Fair Value of common stock	$1.11	$1.75

For the year ended December 31, 2017, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2017 and 2016:

Year Ended	2017	2016
Fair value of derivative (stock), beginning of year	$2,592,492	$2,419,359
Change in fair value of derivative	(1,060,703)	173,093
Fair value of derivative on the date of issuance	-	-
Fair value of derivative(stock), end of year	$1,531,789	$2,592,452

Preferred Series C Warrants

As discussed in Note 8, the Company analyzed the embedded conversion features of the Series C Preferred Stock and determined that the Warrants qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

	2017	2016
Annual volatility rate	153%	123%
Risk free rate	2.20%	1.93%
Holding Period	5 years	5 years
Fair Value of common stock	$1.11	$1.75

For the year ended December 31, 2017, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2017 and 2016:

Year Ended	2017	2016
Fair value of derivative (warrants), beginning of year	$2,513,638	$2,963,378
Change in fair value of derivative	(863,919)	(449,740)
Fair value of derivative on the date of issuance	-	-
Fair value of derivative(warrants), end of year	$1,649,719	$2,513,638

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the years ended December 31, 2017 and December 31, 2016, respectively were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Beginning balance	$(6,014,573)	$(6,570,199)
Operating income (loss)	(125,501)	(347,179)
Share of Other Comprehensive Income (loss)	723,906	902,805
Ending balance	$(5,416,168)	$(6,014,573)

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

As of December 31, 2017, and December 31, 2016, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at December 31, 2017 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Signific ant Unobservable Inputs (Level 3)

Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$3,181,508	-	-	3,181,508
Totals	$3,181,508	$-	$-	$3,181,508
Fair Value Measurement at December 31, 2016 Using:
Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$5,106,690	-	-	5,106,690
Totals	$5,106,690	$-	$-	$5.106,690

NOTE 14 – SUBSEQUENT EVENTS

On January 5, 2018 the Company paid off one Series I Convertible Note Payable including principal of $112,500 and accrued interest of $3,516.

On February 27, 2018 the Company entered into a financing agreement for unpaid mining concession taxes for the year ended December 31, 2016 in the amount of $550,202. The Company paid an initial 20% payment of $110,044 and financed the balance over 36 months at an interest rate of 18%.

Recommendation to Vacate Arbitration Ruling issued by United States Magistrate Judge

On February 13, 2018 a Recommendation to Vacate the Arbitration Ruling was issued by a United States Magistrate Judge of the United States District Court, District of Colorado (See “Litigation”).

NOTE 15 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the twelve months ended December 31, 2017 and 2016, two customers accounted for 100% of revenue.

At both December 31, 2017 and 2016, one customer accounted for 100% of accounts receivable.

NOTE 16 – NOTES PAYABLE

In June 2017, the Company entered into financing agreements for unpaid mining concession taxes for the period July 1, 2014 to December 31, 2015 in the amount of $533,580. The Company paid an initial 20% payment in the amount of $106,716 and financed the balance over 36 months at 18% interest.

The following is a summary of the transaction during the year ended December 31, 2017:

Property Holding Taxes June 1, 2014 – December 31, 2015	$533,580
Initial payment of 20%	(106,716)
2017 principal payments	(59,553)
Balance at December 31, 2017	$367,311

At December 31, 2017 future maturities of notes payable are as follows Year Ending December 31:
2018	$129,401
2019	154,715
2020	83,195
Total	$367,311

NOTE 17 – ADJUSTMENT OF PRIOR PERIODS

In the second quarter 2017, we identified certain property taxes amounting to $541,245 from 2014 and 2015, and $319,232 from 2016, which were not expensed as required, and an over accrual of $150,000 for legal expenses at December 31, 2016. The Company assessed the materiality of this misstatement in the 2016 and 2015 periods financial statements in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 99, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to any prior periods. In accordance with SAB 108, the Company has adjusted the year ended December 31, 2016 and the balance sheet as of December 31, 2016. The following presents these adjustments in detail:

BALANCE SHEET	Previously Reported Dec 31,2016	Adjustments	Adjusted Balance Dec 31, 2016
Accounts Payable	$309,952	$541,245	$851,197
Accrued Expenses	1,198,278	169,232	1,357,510
Total Liabilities	7,802,070	710,477	8,512,547

Accumulated Deficit	(53,013,185)	(538,382)	(53,551,567)
Non-Controlling Interest	(5,842,478)	(172,095)	(6,014,573)
Total Equity (Deficit)	(2,968,634)	(710,477)	(3,679,111)
Total Liabilities and Equity	$9,166,489	$—	$9,166,489

INCOME STATEMENT
	Year Ended December 31, 2016
	Previously Reported	Adjustments	Adjusted
COSTS AND EXPENSES OF MINING OPERATIONS
Property Holding Costs	$185,263	$319,232	$504,495
General and Administrative	2,598,916	(150,000)	2,448,916
Total Operating Expenses	7,811,728	169,232	7,980,960

NET OPERATING INCOME (LOSS)	1,684,377	(169,232)	1,515,145

NET INCOME (LOSS) BEFORE TAXES	1,664,392	(169,232)	1,495,160

NET INCOME (LOSS)	1,664,392	(169,232)	1,495,160

ATTRIBUTABLE TO NON-CONTROLLING INTERESST	283,333	63,846	347,179
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,773,928	$(105,386)	$1,668,542

Basic Loss Per Common Share	$0.11	$(0.01)	$0.10

Diluted Loss Per Common Share	$0.09	$0.01	$0.10

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2017. Based on its evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First; the size of the Company and limitations inherent in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors and the Companies external auditors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a code of business conduct and ethics that applies to all employees, officers and directors. The code of business conduct and ethics is available on our website at www.dynaresource.com and we will post any amendments to, or waivers from, the code of ethics on that website.

The following table lists the names and ages of the executive officers, directors and key consultants of the Company. The directors will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All Directors have been elected to serve through 2018. All officers serve at the discretion of the President, Chairman of the Board of Directors, and members of the Board of Directors.

Name	Age	Position	Held Since
K. W. (“K.D.”) Diepholz	60	Chairman of The Board	May 1995
1303 Regency Court		CEO/President	May 1997
Southlake, Texas 76092		Treasurer	May 1997

Dr. Jose Vargas Lugo	57	Director of Operations - México, President - México Operations;	August 2011
Enrique Dunant Y5 de Mayo #963 L-3		Director;	May 2013
Fracc, Los Parques			August 2013
Guamuchil, Sin CP 81460

Eduardo Luna	73	Senior Advisor to President of Mineras de DynaResource;	February 2017
Sierra Grande #134		Director	February 2017
Fraccionamiento Lomas de Mazatlán
Mazatlán, Sinaloa México 82110

Pedro Ignacio Teran Cruz	58	Executive Vice President, Director of Exploration and Resource Development;	2008-2013;
Sierra Grande #134		Board Member	March 2016
Fraccionamiento Lomas de Mazatlán
Mazatlán, Sinaloa México 82110			December, 2014

John C. Wasserman	78	Independent Director	December 2015
222 W. Las Colinas Blvd.
Suite 744 East Tower
Irving, TX. 75039

Dale G. Petrini	63	Independent Director	December 2016
222 W. Las Colinas Blvd.
Suite 744 East Tower
Irving, TX. 75039
Philip K. Rose	29	Independent Director	July 2015
222 W. Las Colinas Blvd.
Suite 744 East Tower
Irving, TX. 75039

Bradford J. Saulter	58	Vice President – Investor Relations	May 1998
7618 Straits Lane
Rowlett, Texas 75088
Nicolas Miguel		Controller for Mexico Operations;	May 2017
Sierra Grande #134
Fraccionamiento Lomas de Mazatlán
Mazatlán, Sinaloa México 82110

Raul Garcia Reimbert	56	Special Advisor to President of Mineras de DynaResource;	November 2016
Sierra Grande #134
Fraccionamiento Lomas de Mazatlán
Mazatlán, Sinaloa México 82110

K.W. (“K.D.”) Diepholz. Mr. Diepholz has been involved in the resource sectors, primarily as an investor/entrepreneur, since 1980. He founded KWD Properties Corp. an Oil and Gas exploration and production company in 1983 and served as an executive manager to this Oil and Gas concern, and as a General partner to several limited partnerships. Mr. Diepholz has served in a variety of capacities with DynaResource, Inc. from 1994 to the present, and has served as Chairman of the Board, President, CEO and Treasurer since 1995. Mr. Diepholz has special skills in the areas of negotiation, business development, project planning and management, corporate financing, acquisition analysis, investment program interpretation and structuring, and executive management. Mr. Diepholz has been instrumental to the Company in the negotiations of the following: the acquisition of 24.9% Net Profits Interest in the San José de Gracia in 1995; the acquisition of an additional 25% interest in San José de Gracia in 1998; the acquisition and consolidation of 100% of the rights to the San José de Gracia from prior owners, culminating in March 2000; the acquisition and consolidation of several outstanding Concessions at the San José de Gracia from previous Mexican owners during 2000-2003; the direction and management of the test mining and pilot mill operations at San José de Gracia during 2003-2006; the negotiation of the Stock Purchase/Earn In Agreement in 2006; the negotiation of the surface rights agreement with the Santa Maria Ejido in 2013; the negotiation of the financing agreement with Golden Post Rail, LLC, and the general financing of, and the general management of the Company since inception. In addition to his roles with the Company, Mr. Diepholz serves as Chairman and CEO of DynaResource Nevada, Inc., an affiliated company, and as President of DynaNevada de Mexico, a wholly owned subsidiary of DynaResource Nevada Inc. Mr. Diepholz is also the current President of the following subsidiaries of the Company in Mexico: DynaResource de Mexico, Mineras de DynaResource, and DynaResource Operaciones.

Dr. Jose Vargas Lugo. Dr. Vargas is a licensed physician with graduate from the Universidad Nacional Autonoma de México (UNAM) and is a 4th year law student at Universidad Autonoma de Sinaloa (UAS). Dr. Vargas commenced his involvement with the mining business with Minera Industrial Peñoles as a Medical Assistant to the Mining Services Division of Peñoles in Fresnillo, Zacatecas. Since 1993, Dr. Vargas has been a supplier of industrial goods and services in and around the municipalities of Sinaloa de Leyva and Mocorito Sinaloa. Dr. Vargas has worked with companies such as Compañ’a Minera El Rosarito, which was conducting operations at San Jose de Gracia during the period 1993 – 1995. Dr. Vargas later provided services and supplies to Mineras Finesterre at San Jose de Gracia, and to Minera Pangea, which was owned by Queenstake Resources, then Nevada Pacific, and now US. Gold. Dr. Vargas began working with DynaResource de México in spring 2000; as it commenced activities to acquire and consolidate the San Jose de Gracia District. Over the past + 10 Years, Dr. Vargas has proven to be an integral part of the Company’s activities at San Jose de Gracia and in Sinaloa State; involved in all facets of the Company’s business. Dr. Vargas has proven instrumental in the areas of public relations, community relations, governmental affairs, environmental matters, and overall management of the company’s business activities in México.

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

Pedro Ignacio Teran Cruz. Mr. Teran is a graduate Geologist from the Universidad de Sonora, México. He has over 28 years’ experience in mineral exploration, mine development is a successful and respected Geological Consultant in México and is credited with defining significant resources at several projects. From 1986 to 1992, he was Project Geologist for Minera Real de Angeles, SA de CV (Frisco/Placer Dome Inc, now Alamos Gold), in which under his participation, explored and discovered the "Mulatos Gold Deposit" Sonora, México, and later as a Project Manager, the "San Felipe Gold Project" BC, México, both now in production. From 1992 to 1996, Mr. Teran worked as a Mine Geologist with Hecla Mining Co and explored and advanced into production the open pit "La Choya Gold Mine". From 1996 to 1999, Mr. Teran worked as Geology Superintendent for Compañ’a Minera Lluvia de Oro (Santa Cruz Gold, Now NWM Mining Corp.) and at the open pit "Lluvia de Oro Gold Mine", Sonora, México. From 1999 to 2001, Mr. Teran worked as a Consultant Geology performing due diligences for Tara Gold Resources in several projects located in la Sierra Madre Occidental. From 2001 to 2005, he worked as Manager of Geology Department for the Compañ’a Minera Pangea SA de CV (Queenstake Resources, Nevada Pacific and now McEwen Mining), in the "El Magistral Gold Mine" Sinaloa, México. Under his direction of exploration, the reserves were increased substantially and formed part of the team to put the project in production. During 2005 and part of 2006, Mr. Teran worked as Data Manager for Linear Gold Corp. in the "Ixhuatan Project" Chiapas, México. He built the computer block model and Resources Estimation. From 2006 to 2008, he worked as Project Manager for Pediment Exploration Ltd., now Argonaut Gold Inc. in the "San Antonio Gold Project" located in BCS, México.

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

Consultants

Nicolas Miguel Padilla (Comptroller in Mexico):

Mr. Padilla received his Degree in Public Accounting from the Universidad Michoacana de San Nicolás de Hidalgo, School Generation 1978-1982. Mr. Padilla is Certificated by CENEVAL Año 2010 Professional Patent No. 7330509.

Most recently, Mr. Padilla was employed by Primero Servicios Mineros, S.A. de C.V., Primero Mining Corp., at the Unidad Tayoltita; where he was Comptroller-Manager from February 2014 Until September 2016. Prior to serving as Comptroller for Primero, Mr. Padilla served as Superintendent of Administration from July 2010 to July 2011, and Mr. Padilla served as Manager of Administration and Services-Comptroller from August 2011 to January 2014.

Previous to serving Primero, Mr. Padilla served as Chief Accountant for Los Filos S.A. de C.V., a subsidiary of Goldcorp, Inc. during the period April 2004 to June 2010. And before serving Los Filos S.A. de C.V. as Chief Accountant, Mr. Padilla served as Superintendent of Administration-Comptroller for Luismin, S.A. de C.V., a subsidiary of Goldcorp, Inc., during the period November 1990 to March 2004.

Mr. Padilla joined Mineras de DynaResource S.A. de C.V., a subsidiary of DynaResource, Inc., as Comptroller-Mexico, in June 2017.

Raul Garcia Reimbert. (Security and Risk Advisor)

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

Mr.  Garcia Reimbert served as Plan Engineer at SICARTSA (1981 -1983) and as Corporate Risk Manager at Grupo Peñoles / Fresnillo (1983 - 2011). From 2011 up to date, Mr. Garcia Reimbert is the CEO of Cabinet Reimbert, a company specialized in Risk Management, Security, Environmental, Community and Legal Solutions for the Mining industry and others. His portfolio includes global and local mining companies, global manufacturing companies, as well as governmental agencies.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following officers received the following compensation for the years ended December 31, 2016 and 2015. These officers(*) do not have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation *
K.W. (“K.D.”) Diepholz,	2017	$251,039	None	None	None	None	None	$45,000
CEO/President	2016	$225,000	None	None	None	None	None	$14,750

Dr. Jose Vargas Lugo; EVP., s	2017	$90,000	None	None	None	None	None	None
President of México Operation	2016	$90,000	None	None	None	None	None	None

Eduardo Luna	2017	$166,670	None	None	None	None	None	None
Sr. Advisor to	2016	None	None	None	None	None	None	None
President of Mineras de DynaResource

*Rene L.F. Mladosich;	2017	$54,250	None	None	None	None	None	None
former GM of San Jose de Gracia Project	2016	$137,500	$10,000	None	None	None	None	None

*Robert (“Chip”)	2017	None	None	None	None	None	None	None
Allender, Jr., Former EVP. Dir of Operations	2016	$54,405	None	None	None	None	None	None

*David S. Hall,	2017	None	None	None	None	None	None	None
Former CFO	2016	$33,732	None	None	None	None	None	None

Pedro Ignacio Teran Cruz,	2016	$120,000	None	None	None	None	None	None
Dir. of Exp. and Resource Dev.	2016	$120,000	None	None	None	None	None	None

Bradford J. Saulter,	2017	$90,000	None	None	None	None	None	$20,000
VP, Investor Relations	2016	$72,000	None	None	None	None	None	None

 * As disclosed in the financial statements, the Company paid consulting fees to Dynacap Group, Ltd.

		Option Awards				Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) un-exercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested

K.W. (“K.D.”) Diepholz	None	None	None	N/A	N/A	None
CEO/President

Dr. Jose Vargas Lugo	None	None	None	N/A	N/A	None
President of México Operations

Rene L.F. Mladosich	None	None	None	N/A	N/A	None
GM of San Jose de Gracia Project (2016)

Robert (“Chip”) Allender, Jr.	None	None	None	N/A	N/A	None
Director of Mining Operations (2016)

Pedro Ignacio Teran Cruz; Dir. of Expl.	None	None	None	N/A	N/A	None

David S. Hall	None	None	None	N/A	N/A
● CFO, 2015 to May 2016						None

Bradford J. Saulter	None	None	None	N/A	N/A	None

John C. Wasserman	None	None	None	N/A	N/A	None

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of common stock of the Company as of December 31, 2017.  The following table sets forth the information based on 17,722,825(1) common shares issued and outstanding (1) as of December 31, 2017.

COMMON STOCK	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	222 W. Las Colinas Blvd. Suite 1910 North Tower Irving, Texas 75039	1,865,100	10.50%
Common Stock	Mineras de DynaResource SA de CV.	CP 82110, Mazatlán, Sinaloa, Mexico	504,300	2.8%
Common Stock	Gareth Nichol	Denver, Colorado	2,333,333	13.16%
Common Stock	Dr. Jose Vargas Lugo EVP, Director	Plutarco Elias Calles 47 Guamuchil Sin. Mex. 81450	274,508	1.5%

Common Stock	Pedro I. Teran Cruz EVP; Director	Hermosillo, Sonora Mexico	37,500.21%
Common Stock	Bradford J. Saulter VP., Investor Relations	222 W. Las Colinas Blvd. Suite 1910 North Tower Irving, Texas 75039	124,439.70%
Common Stock	John C. Wasserman Director;	Waterville, Ohio 43566	134,389.758%
Common Stock	Dale G. Petrini Director	Houston, Texas 77027	156,330.935%
Common Stoc	Eduardo Luna; Director	Mexico City; Mexico
**	Philip A. Rose (2) Director	Westlake, Texas

	All Officers, Directors and Beneficial owners as a Group (10 holders)		5,429,899	30.64%

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

OPTIONS/WARRANTS

The officers and directors and those 5% beneficial owners held the following options/warrants as of December 31, 2017:

None

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

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dynacap Group Ltd.

The Company paid $165,250 and $116,750 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the years ended December 31, 2017 and 2016, respectively. Dynacap retains 2 subcontractors who provide accounting, administrative and executive support services to the Company during recent years.

Cash Advances by Management

In 2015, the Company converted $175,000 of advances from the CEO for the issuance of 70,000 shares of common (at $2.50 per share) as well as 70,000 warrants, exercisable at $2.50 per share, expiring December 31, 2017. These shares were issued in August 2015. The Company repaid the $150,000 advance to the former CFO in 2016.

Stock Issued to Management

None

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2017 and 2016 was $100,000 and $108,155, respectively.

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

DYNARESOURCE, INC.

Dated: April 16, 2018	By:	/s/ K.W. (“K.D.”) DIEPHOLZ
K.W. (K.D.) Diepholz,Chairman of the Board of Directors andChief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K.W. (“K.D.”) DIEPHOLZ	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 16, 2018
K.W. (K.D.) Diepholz

/s/ K.W. (“K.D.”) DIEPHOLZ	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2018
K.W. (K.D.) Diepholz