Form 10-Q
period 2018-03-31
DYNARESOURCE INC
filed 2018-05-15
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [ ] No [X]

As of April 30, 2018, there were 17,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-5
	Notes to Unaudited Financial Statements	6-20

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	21

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	35

ITEM 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	37

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	40

ITEM 3.	Default Upon Senior Securities	40

ITEM 4.	Mine Safety Disclosures	40

ITEM 5.	Other Information	40

ITEM 6.	Exhibits	41

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,070,277	$3,528,735
Accounts Receivable	338,064	323,315
Inventories	1,041,756	907,982
Foreign Tax Receivable	577,836	732,241
Other Current Assets	405,006	38,397
Total Current Assets	5,432,939	5,530,670

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $1,041,636 and $974,994)	1,850,728	1,698,070
Mining Concessions	4,132,678	4,132,678
Investment in Affiliate	70,000	70,000
Other Assets	74,876	61,894

TOTAL ASSETS	$11,561,221	$11,493,312

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,597,804	$803,291
Accrued Expenses	1,337,081	2,059,199
Customer Advances	500,000	—
Due to Non-Controlling Interest	231,500	231,500
Derivative Liabilities	1,199,026	3,181,508
Convertible Notes Payable	838,125	950,625
Current Portion of Long Term Debt	273,865	129,401
Total Current Liabilities	5,977,401	7,355,524

Long Term Debt, Less Current Portion	555,475	237,910

TOTAL LIABILITES	6,532,876	7,593,434

Preferred Stock, Series C, $0.0001 per value, 1,733,221 shares Authorized, issued and outstanding	4,333,053	4,333,053

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 25,000,000 shares authorized
17,722,825 issued 16,943,845 outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,622,159	56,622,159
Treasury Stock, 778,980 shares	(2,223,891)	(2,223,891)
Accumulated Other Comprehensive income	459,512	1,265,853
Accumulated Deficit	(48,925,577)	(50,898,357)
Total DynaResource Inc. Stockholders' Equity	6,149,432	4,982,993
Non-Controlling Interest	(5,454,140)	(5,416,168)
TOTAL EQUITY (DEFICIT)	695,292	(433,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,561,221	$11,493,312

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	2018	2017
REVENUE	$2,517,766	$1,341,512

COSTS AND EXPENSES OF MINING OPERATIONS
Production Cost Applicable to Sales	326,847	155,859
Mine Production Costs	454,861	124,931
Mine Exploration Costs	827,299	341,231
Mine Expansion Costs	159,900	—
Camp, Warehouse and Facilities	666,409	231,956
Transportation	87,668	130,947
Property Holding Costs	152,387	46,500
General and Administrative	594,443	538,516
Depreciation and Amortization	66,642	16,800
Total Operating Expenses	3,336,456	1,586,740
NET OPERATING LOSS	(818,690)	(245,228)

OTHER INCOME (EXPENSE)
Foreign Currency Gains	806,514	438,780
Interest Expense	(55,551)	(29,613)
Derivatives Mark-to-Market Gain	1,982,482	2,348,078
Other Income	380	145
Total Other Income (Expense)	2,733,825	2,757,390

NET INCOME BEFORE TAXES	1,915,135	2,512,162
PROVISION FOR INCOME TAXES	—	—

NET INCOME	$1,915,135	$2,512,162

DEEMED DIVIDEND FOR SERIES C PREFERRED	(43,330)	(42,737)
(INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	57,645	(130,467)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,929,450	$2,338,958

EARNINGS PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Earnings Per Common Share	$0.11	$0.14
Weighted Average Shares Outstanding - Basic	17,722,825	16,722,825

Diluted Earnings Per Common Share	$0.10	$0.13
Weighted Average Shares Outstanding - Diluted	19,473,378	18,578,715

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Loss	(786,668)	(861,708)
TOTAL OTHER COMPREHENSIVE LOSS	(786,668)	(861,708)

TOTAL COMPREHENSIVE INCOME	$1,128,467	$1,650,454

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$1,166,439	$3,605,083
NON-CONTROLLING INTEREST	$(37,972)	$(1,954,629)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,915,135	$2,512,162
Adjustments to reconcile net income to cash
provided by Operating activities
Gain on Derivative Liabilities	(1,982,482)	(2,348,078)
Depreciation and Amortization	66,642	16,800

Change in Operating Assets and Liabilities:
Accounts Receivable	(14,749)	379,152
Inventory	(133,774)	(89,608)
Foreign Tax Receivable	154,405	(64,814)
Other Assets	(379,591)	(21,071)
Customer Advances	500,000	—
Accounts Payable	794,513	(20,455)
Accrued Liabilities	(218,024)	106,049
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	702,075	470,137

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(219,300)	(34,077)
CASH FLOWS USED IN INVESTING ACTIVITIES	(219,300)	(34,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Promissory Notes – Related Parties	(112,500)	(5,625)
Payment of Note Payable	(42,065)	—
CASH FLOWS USED IN FINANCING ACTIVITIES	(154,565)	(5,625)

Effect of Foreign Exchange	(786,668)	(739,644)

NET DECREASE IN CASH	(458,458)	(309,209)

CASH AT BEGINNING OF PERIOD	3,528,735	2,197,005

CASH AT END OF PERIOD	$3,070,277	$1,887,796

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$51,549	$26,343
Cash Paid for Income Taxes	$—	$—

NON CASH TRANSACTIONS
Conversion of Accounts Payable to Long-Term Debt	$504,094	$—

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Investments in Affiliates

The Company owns a 20% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”. The Company accounts for this investment using the cost method.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of March 31, 2018, and December 31, 2017, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of March 31, 2018 and December 31, 2017 are $577,836 and $732,241 respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $1,041,756 and $907,982 as of March 31, 2018 and December 31, 2017, respectively.

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

As of March 31, 2018, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracia Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

Mining Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of March 31, 2018, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 69,121 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of March 31, 2018 and December 31, 2017, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended March 31, 2018 and December 31, 2017 (Mexican Pesos per one U.S. dollar):

		Mar 31, 2018	Dec 31, 2017
Exchange Rate at Period End	Pesos	18.28	19.73

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended March 31, 2018 and March 31, 2017 (Mexican Pesos per one U.S. dollar):

		Mar 31, 2018	Mar 31, 2017
Weighted Average Exchange Rate for the Three Months Ended	Pesos	18.74	20.30

The Company recorded currency transaction gains (losses) of $806,514 and $438,780 for the three months ended March 31, 2018 and 2017, respectively.

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended March 31, 2018 and March 31, 2017, the Company’s components of comprehensive income were foreign currency translation adjustments.

Revenue Recognition

The Company adopted ASC 606 “Revenue from contracts with customers” on January 1, 2018. The Company generates revenue by selling gold and silver produce from its mining operations. The Company recognizes revenue for gold and silver concentrate production, net of treatment and refining costs, when it satisfies the performance obligation of transferring control of the concentrate to the customer. This is generally when the material is delivered to the customer facility for treatment and processing as the customer has the ability to direct the use of and obtain substantially all the remaining benefits from the material and the customer has the risk of loss.

The amount of revenue recognized is initially recorded on a provisional basis based on the contract price and the estimated metal quantities based on assay data. The revenue is adjusted upon final settlement of the sale. The chief risk associated with the recognition of sales on a provisional basis is the fluctuations between the estimated quantities of precious metals base on the initial assay and the actual recovery from treatment and processing.

Prior to the adoption of this standard the Company recognized revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements".   Revenue was recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sale price is fixed or determinable and receipt of payment is probable. Revenues earned from the sale of precious metal concentrates are recognized when both the buyer and seller agree on the % of gold as determined by sample assays and when it is delivered to the Buyer. Subsequently, a “final settlement” was calculated an adjustment was recorded when any remaining balance was paid.

The change in accounting principle from ASC 605 to ASC 606 did not impact the amount of revenue recognized in the Company’s financial statements.

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

The Company had 2,523,689 warrants outstanding at March 31, 2018, in which 357,162 are exercisable at $2.50 and 2,166,527 are exercisable at $2.41, which upon exercise, would result in the issuance of 2,523,689 shares of common stock. The Company also had convertible debt instruments as of March 31, 2017 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 335,250 shares of stock.

	Three Months	Three Months
	Ended March 31, 2018	Ended March 31, 2017
Net income	$1,929,450	$2,338,958
Shares:
Weighted average number of common shares outstanding, Basic	17,722,825	16,722,825

Diluted weighted average number of common shares outstanding, Diluted	19,473,378	18,578,175

Basic earnings per share	$0.11	$0.14

Diluted earnings per share	$0.10	$0.13

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

Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, ASU No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016, December 2016 and September 2017 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12, No. 2016-20, and No. 2016-13, respectively. The new standard provides a five-stop approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

The Company adopted this standard as of January 1, 2018 using the modified retrospective approach, there was no cumulative effect adjustment required to be recognized at January 1, 2018. The comparative information has not been adjusted and continues to be reported under the accounting standards in effect for those periods.

The adoption of this standard primarily impacts the timing of revenue recognition on concentrate contracts based on the Company’s determination of when control is transferred. Revenue related to concentrate shipments is now recognized upon delivery of the shipment to the customer for treatment and processing and satisfaction of the Company’s significant performance obligation.

Prior to the adoption of this standard revenue was recognized when persuasive evidence of an arrangement exists, delivery or service has occurred, the sale price is fixed or determinable and receipt of payment is probable. Revenues earned from the sale of precious metal concentrates are recognized when both the buyer and seller agree on the % of gold as determined by sample assays and when it is delivered to the Buyer.

Stock compensation

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09). ASU 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. As such, The Company adopted these provisions as of the fiscal year beginning January 1, 2018. There was no material effect of the new provisions on our consolidated financial statements and related disclosures.

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

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of March 31, 2018 and December 31, 2017, respectively, were as follows:

	2018	2017
Mined Tonnage Stockpiled	$813,106	$780,549
Mill Tonnage Stockpiled	187,889	127,433
Finished Material	40,761	—
Total Inventories	$1,041,756	$907,982

NOTE 3 – PROPERTY

Property consists of the following at March 31, 2018 and December 31, 2017:

	2018	2017

Camp Buildings and Improvements	$419,730	$418,639
Machinery and equipment	1,378,453	1,368,736
Transportation equipment	289,165	289,165
Office equipment	157,921	152,805
Office furniture and fixtures	78,802	78,802
Construction in Progress	568,293	364,917
Sub-total	2,892,364	2,673,064
Less: Accumulated depreciation	(1,041,636)	(974,994)
Total Property	$1,850,728	$1,698,070

The Company purchased equipment of $219,300 and $34,077 in the three months ended March 31, 2018 and 2017, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $66,642 and $16,800 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at March 31, 2018 and December 31, 2017:	2018	2017
San Jose de Gracia (“SJG”):
Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $0 and $0 for the three months ended March 31, 2018 and 2017 respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2016, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”). As of March 31 2018 and December 31, 2017 the loan was $70,000.

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

At March 31, 2018, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $78,750, for a total Note balance of $838,125. At December 31, 2017, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $950,625. The accrued interest for these notes was $29,707 and $30,141 as of March 31, 2018 and December 31, 2017, respectively.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 21% and 34%, respectively (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of March 31, 2018 and December 31, 2017 are as follows:

Deferred Tax Asset Related to:

	2018	2017
Prior Year	$12,565,297	$17,244,045
Tax Benefit for Current Year	16,837	(114,148)
Permanent Difference Due to Rate Change	—	(4,564,600)
Total Deferred Tax Asset	12,582,134	12,565,297
Less: Valuation Allowance	(12,582,134)	(12,565,297)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company as of March 31, 2018 and 2017 differs from those computed using the statutory federal tax rate of 21% and 34% due to the following differences:

	2018	2017
Book Income	$1,915,135	$2,512,162
Tax Expense at Statutory Rates	478,784	854,132
Other Permanent Differences	(495,621)	(798,347)
Change in Valuation Allowance	16,837	(55,789)
Provision for (Benefit from) Income Taxes, Net	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $48,800,000 at March 31, 2018 and will expire in the years 2026 through 2032.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2017.

On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs but exploration and prospecting costs are deductible when incurred. Certain non-deducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty. For the periods ended March 31, 2018 and 2017, the Company had no taxes payable under the 7.5% Special Mining Duty.

The Company or its subsidiaries file income tax returns in the United States and México. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States:	2014 to 2017
México	2013 to 2017

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At March 31, 2018 and December 31, 2017 there were 1,000 shares and 1,000 shares of Series A Preferred Stock outstanding, respectively.

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

In 2015, due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $2,419,359 in connection with the Series C Preferred Shares, and $2,963,378 in connection with the Golden Post Warrant. Additionally, the Company fully accreted the discount related to the Series C Preferred Shares and the Golden Post Warrant in the amount of $4,637,179, which is reflected “below” the net income (loss) amount. Also in 2015, the Company reported $87,374 deemed dividend for Golden Post Rail related to its 4% dividend terms. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount. In 2016, the total Derivative Liability was $5,106,090 which included $2,592,452 for the Series C Preferred Shares, and $2,513,638 in connection with the Golden Post Warrant. The Deemed Dividend for the three months ending March 31, 2018 and March 31, 2017 was $43,330, and $42,737 respectively.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C
Carrying Value, December 31, 2017	4,333,053

Issuances at Fair Value, net of issuance costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, March 31, 2018	4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At March 31, 2018 and December 31, 2017, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At March 31, 2018 and December 31, 2017, there were 16,722,825 shares outstanding, respectively. No dividends were paid for the periods ended March 31, 2018 December 31, 2017 respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of March 31, 2018 and December 31, 2017, respectively.

Stock Issuances

2017 Activity

During the year ended December 31, 2017, the Company issued 1,000,000 common shares for the exercise of stock warrants at $2.50 a share for total proceeds of $2,500,000. In addition, the Company issued 333,333 shares of treasury stock as additional compensation for exercise of the warrants at above market price.

2018 Activity – None.

Treasury Stock

At March 31, 2018 and December 31, 2017, 778,980 treasury shares were outstanding.

Warrants

The Company had 2,523,689 warrants outstanding at March 31, 2018 and December 31, 2017. There were no warrants issued or exercised in the period ending March 31, 2018. In the period ending December 31, 217 1,000,000 warrants were exercise at an option price of $2.50 each. 70,000 warrants expired in 2017.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2016	3,593,689	$2.45	3.17	$—
Granted	—	$—		$—
Exercised	(1,000,000)	$2.50		$—
Forfeited	(70,000)	$2.50		$—
Balance at December 31, 2017	2,523,689	$2.45	1.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at March 31, 2018	2,523,689	$2.45	1.26	$—
Exercisable at March 31, 2018	2,523,689	$2.45	1.26	$—

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

Dynacap Group Ltd.

The Company paid $18,750 and $24,750 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the three months ended March 31, 2018 and 2017, respectively.

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

The Company leases office space for its corporate headquarters in Irving, Texas. In September 2017, the Company entered into a sixty-six month extension of the lease through 2023. As part of the agreement the Company received six months free rent as a finish out allowance. The Company capitalized the leasehold improvement costs and amortized them over the rent abatement period as rent expense The Company incurred rent expense of $25,209 and $14,421 for the office lease in the periods ended March 31, 2018 and 2017, respectively.

Future minimum lease obligations are as follow for the years ending March 31:

YEAR	AMOUNT
2018	$ 81,120
2019	$ 82,926
2020	$ 85,732
2021	$ 86,537
2022	$ 80,918

TOTAL	$416,233

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below for the three months ended March 31, 2018 and year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Annual volatility rate	118%	153%
Risk free rate	1.50%	2.20%
Holding Period	5 years	5 years
Fair Value of common stock	$1.22	$1.11

The below table represents the change in the fair value of the derivative liability (Preferred Series C Stock) during the 3 months ending March 31, 2018 and the year ending December 31, 2017:

Period Ended	March 31, 2018	December 31, 2017
Fair value of derivative (Preferred Series C Stock), beginning of year	$1,531,789	$2,592,492
Change in fair value of derivative (Preferred Series C Stock)	(1,049,377)	(1,060,703)
Fair value of derivative (Preferred Series C Stock), end of period	$482,412	$1,531,789

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below for the periods ended March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Annual volatility rate	118%	153%
Risk free rate	1.50%	2.20%
Holding Period	5 years	5 years
Fair Value of common stock	$1.22	$1.11

The below table represents the change in the fair value of the derivative liability (Preferred Series C Warrants) for the quarterly period ending March 31, 2018 and the year ending December 31, 2017.

Period Ended	March 31, 2018	December 31, 2017
Fair value of derivative liability (Warrants), beginning of year	$1,649,719	$2,513,638
Change in fair value of derivative liability (Warrants)	(933,105)	(863,919)
Fair value of derivative liability (Warrants), end of period	$716,614	1,649,719

Total (Gain) Loss on Derivative Liability (Preferred Series C Stock and Warrant)

The below table represents the total (gain) or loss, of the derivative liability (Preferred Series C Stock and Warrants) for the quarterly period ending March 31, 2018 and the year ending December 31, 2017.

Period Ended	March 31, 2018	December 31, 2017
Fair value of derivative liability (Preferred C Stock and Warrants), beginning of year	$3,181,508	$5,106,090
Change in fair value of derivative liability (Stock and Warrants)	(1,982,482)	(1,924,582)
Fair value of derivative liability (Stock and Warrants), end of period	$1,199,026	3,181,508

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the periods ended March 31, 2018 and December 31, 2017, respectively were as follows:

	Qtr. Ended March 31, 2018	Year Ended December 31, 2017
Beginning balance	$(5,416,168)	$(6,014,573)
Operating loss	(57,645)	(125,501)
Share of Other Comprehensive Income	19,673	723,906
Ending balance	$(5,454,140)	$(5,416,168)

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

As of March 31, 2018 and December 31, 2017, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at March 31, 2018 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$1,199,026	-	-	1,199,026
Totals	$1,199,026	$-	$-	$1,199,026
Fair Value Measurement at December 31, 2017 Using:
Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$3,181,508	-	-	3,181,508
Totals	$3,181,508	$-	$-	$3.181,508

NOTE 14 – REVENUE CONCENTRATION

For the three months ended March 31, 2018 one customer accounted for 100% of revenue and for the three months ended March 31, 2017, two customers accounted for 100% of revenue.

At March 31, 2018, one customer accounted for 100% of accounts receivable.  At December 31, 2017, one customer accounted for 100% of accounts receivable.

NOTE 15 – NOTES PAYABLE

In June 2017, the Company entered into financing agreements for unpaid mining concession taxes for the period July 1, 2014 to December 31, 2015 in the amount of $533,580. The Company paid an initial 20% payment in the amount of $106,716 and financed the balance over 36 months at 18% interest.

In February 2018 the Company entered into a financing agreement for unpaid mining concessions taxes for the year ended December 31, 2016 in the amount of $593,765. The Company paid an initial payment of $118,753 and financed the balance over 36 months at 18%.

The following is a summary of the transaction during the year ended December 31, 2017:

Property Holding Taxes June 1, 2014 – December 31, 2015	$533,580
Initial payment of 20%	(106,716)
2017 principal payments	(59,553)
Balance at December 31, 2017	367,311
Exchange Rate Adjustment	29,082
Property Holding Taxes for the year ended December 31, 2016	593,765
Initial payment of 20%	(118,753)
2018 principal payments	(42,065)
Balance at March 31, 2018	$829,340

At March 31, 2018 future maturities of notes payable are as follows Year Ending March 31:
2018	$273,865
2019	333,322
2020	222,152
Total	$829,340

note 16 – subsequEnt events

The Company has evaluated events from March 31, 2018, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Company Ownership and Description of Subsidiaries

A description of the subsidiaries owned by the Company and its ownership in each is summarized below:

DynaResource de México S.A. de C.V.:	80% Owned by DynaResource, Inc.;
100% owner of the San Jose de Garcia Property;

Mineras de DynaResource, S. A. de C.V.:
100% Owned by DynaResource, Inc.;
Exclusive Operator of the San Jose de Gracia Project;
Entered into Exploitation Agreement (“EAA”) with
DynaMéxico (See EAA below);
Entered into a 20-year Surface Rights Agreement
with the Santa Maria Ejido (See Surface Rights Agreement below);

DynaResource Operaciones de	100% Owned by DynaResource, Inc.;
San Jose de Gracia, S.A. de C.V.:	Personnel Management Company at San Jose de Gracia;

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,077	$1,251
2017	$1,346	$1,151	$1,257
2018 (through May 2, 2018)	$1,355	$1,304	$1,330

Source: Kitco, Reuters and the London Bullion Market Association

On May 02, 2018, the afternoon fixing gold price on the London Bullion Market was $1,304 per ounce and the spot market gold price on the New York Commodity Exchange was $1,304 per ounce.

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

●    Installing Mill #3:                                                                                                  $258,000;

●    Machinery & Equipment:                                                                                      $200,000;

●    Transportation:                                                                                                       $40,000;

Total:                                                                                                                       $1,273,500;

Summary of Test Mining and Pilot Mill Operations (2016 and 2017)

DynaMineras reports the following estimated summary of its test mining and pilot milling operations during 2016 and 2017:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery%	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2016	33,172	12.70	79.0%	10,836	8,668
2017	35,170	12.95	85.0%	12,636	10,740

Test pilot operations in 2017 yielded 35,170 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 12,636 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 10,740 Oz. Au) contained in gold-silver concentrates, and the receipt of $10,850,091 in revenues from the sale of gold-silver concentrates.

Test pilot operations in 2016 yielded 33,172 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 10,836 gross Oz Au (and net of buyer’s price discount and refining costs approximately 8,668 Oz Au) contained in gold-silver concentrates, and the receipt of $9,496,105 in revenues from the sale of gold-silver concentrates.

Summary of Test Mining and Pilot Mill Operations for the three months ended March 31, 2018 and 2017:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)

Three Months Ended March 31, 2018	11,025	8.90	79.9%	2,525	2,372
Three Months Ended March 31, 2017	7,805	11.77	78.0%	2,320	1,871

Test pilot operations in Q1 2018 yielded 11,025 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 2,525 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 2,372 Oz. Au) contained in gold-silver concentrates, and the receipt of $2,517,766 in revenues from the sale of gold-silver concentrates.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $2,517,766 and $1,341,512 for the three months ended March 31, 2018 and March 31, 2017 respectively.

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

Results for the Three Months Ended March 31, 2018 and 2017

In the three months ended March 31, 2018 and 2017, the Company, through its wholly owned subsidiary DynaMineras, continued full test mining and pilot mill operations at San Jose de Gracia.

DynaMineras conducted test mining and milling operations in the first quarter of 2018 and 2017. During the three months ended March 31, 2018, the test mining and pilot milling operations have yielded the underground mining and mill processing of approx. 11,025 tonnes of mineralized material, the production of approximately 2,525 gross oz. Au (and net of weight and value adjustment) approximately 2,372 oz. Au) contained in gold-silver concentrates. DynaMineras realized the receipt of $2,517,766 in revenues from the delivery and sale of gold-silver concentrates in the first quarter, 2018.

REVENUE. Revenues for the three months ended March 31, 2018 and 2017 were $2,517,766 and $1,341,512, respectively. The increase was due to the expanded mining operations in the second half of 2017.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended March 31, 2018 and 2017 were $326,847 and $155,859 respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product and are comparative with the revenue figures above. The increase was due to the opening of the second mill in the 4th quarter of 2017.

MINE PRODUCTION COSTS. Mine production costs for the three months ended March 31, 2018 and 2017 were $454,861 and $124,931 respectively. These costs are directly related to the extraction of mine tonnage for processing. The increase is due to the expansion of the mining operations and reflected in the increase in revenue above.

MINE EXPLORATION COSTS: Mine Explorations costs for the three months ended March 31, 2018 and 2017 were $827,299 and $341,231, respectively. These are the cost of extracting waste material to reach the materials to be extracted for processing This is also reflective of the increase activity.

MINE EXPANSION COSTS: Mine expansion costs for the three months ended March 31, 2018 and 2017 were $159,900 and $0, respectively. These were the cost associated with preparing the San Jose de Gracia East Mine for production. The Company expects to complete the mine expansion project and begin actively mining the San Jose de Gracia East mine in the second quarter.

TRANSPORTATION. Transportation costs for the three months ended March 31, 2018 and 2017 were $87,668 and $130,947, respectively. These are the costs of transporting the product to the customer for treatment and sale.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the three months ended March 31, 2018 and 2017 were $666,409 and $231,956, respectively. These are the support cost of the mining facilities including housing, food, security and warehouse operations. These increase is reflective support required for the doubling of the Company’s workforce to support increase mining activity.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended March 31, 2018 and 2017 were $152,387 and $46,500, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. This is due to increase in concession taxes on the Francisco Arturo property.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2018 and 2017 were $594,443 and $538,516, respectively. The above expenses exclude depreciation and amortization amounts of $66,642 and $16,800 for the three months ended March 31, 2018 and 2017, respectively.

OTHER INCOME (EXPENSE). Other income for the three ended March 31, 2018 and 2017 was $2,733,825 and $2,757,390, respectively. Included in this category in 2017 is interest expense of $(29,613), other income of $145, change in derivative liability of $2,348,078, and currency transaction gain of $438,780. Included in this category in 2018 is interest expense of $(55,551), other income of $380, change in derivative liability of $1,982,482 and currency transaction gain of $806,514.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended March 31, 2018 and 2017 were $43,330 and $42,737, respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended March 31, 2018 and 2017, the Company recorded a loss of $786,668 and $861,708, respectively, which were made up of unrealized losses on currency translation.

Liquidity and Capital Resources

As of March 31, 2018, the Company had a negative working capital of $(544,462), comprised of current assets of $5,432,939 and current liabilities of $5,977,401. This represents a decrease of $1,280,392 from the working capital (deficit) maintained by the Company of $(1,824,854) as of December 31, 2017, due primarily to the mark to market adjustment for our derivative liabilities.

Net cash provided by operations for the three months ended March 31, 2018 was $702,075 compared with $470,137 for the three months ended March 31, 2017.

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $219,300 and $34,077, respectively.

Net cash used in financing activities for the three months ended March 31, 2018 and 2017 was $154,565 and $5,625, respectively.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the three months ended March 31, 2018 and 2017 the income gain (loss) attributable portion to Goldgroup was $(57,645), and $130,467 .

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

As of March 31, 2018, and December 31, 2017 DynaMineras owed the Company $5,817,943 and $6,346,500, respectively.

As of March 31, 2018, and December 31, 2017 DynaMéxico owed the Company $4,000,000 and $4,000,000, respectively.

As of March 31, 2018, and December 31, 2017 DynaOperaciones owed the Company $225,000 and $225,000, respectively.

As of March 31, 2018, and December 31, 2017 DynaMéxico owed DynaMineras $2,765,529 and $2,539,639, respectively.

As of March 31, 2018, and December 31, 2017 DynaOperaciones owed DynaMineras $7,528,480 and $6,077,325, respectively.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had a receivable from DynaResource Nevada, Inc. of $0 and $0 at December 31, 2017 and 2016 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of March 31, 2018 and December 31, 2017, respectively.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2018, our Chief Executive Officer and Chief Financial Officer as of March 31, 2018, and as of the date of this Report, have concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First, the size of the Company and inherent limitations in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors and the Companies external auditors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Date: May 15, 2018

