Form 10-Q
period 2018-06-30
DYNARESOURCE INC
filed 2018-08-14
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
 (Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

 OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

 From the transition period ___________ to ____________.

Commission File Number 000-30371

 DYNARESOURCE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	94-1589426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

222 W Las Colinas Blvd., Suite 1900 North Tower, Irving, Texas 75039
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes [ ] No [X]

As of July 31, 2018, there were 17,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STAATEMENTS

ITEM 1.	Unaudited Financial Statements	3-5

	Notes to Unaudited Financial Statements	6-28

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	29-47

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	47

ITEM 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	4-54

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	54

ITEM 3.	Default Upon Senior Securities	54

ITEM 4.	Mine Safety Disclosures	54

ITEM 5.	Other Information	55

ITEM 6.	Exhibits	55

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

PART I

ITEM 1.
FINANCIAL STATEMENTS
DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 AND DECEMBER 31, 2017
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,329,703	$3,528,735
Accounts Receivable	682,216	323,315
Inventories	1,159,311	907,982
Foreign Tax Receivable	469,888	732,241
Other Current Assets	372,916	38,397
Total Current Assets	5,014,034	5,530,670

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $1,104,915 and $974,994	2,155,683	1,698,070
Mining Concessions (Net of Accumulated Amortization)	4,132,678	4,132,678
Investments in Affiliate	70,000	70,000
Other Assets	86,405	61,894

TOTAL ASSETS	$11,458,800	$11,493,312

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,969,309	$803,291
Accrued Liabilities	584,343	2,059,199
Customer Advances	625,000	-
Due to Non-Controlling Interest	231,500	231,500
Derivative Liabilities	1,085,068	3,181,508
Convertible Notes Payable	838,125	950,625
Current Portion of Long Term Debt	626,606	129,401
Total Current Liabilities	5,959,951	7,355,524

Long-Term Liabilities:
Long Term Debt, Less Current Portion	1,448,037	237,910
TOTAL LIABILITIES	$7,407,988	$7,593,434

Preferred Stock, Series C, $.0001 par value, 1,733,221
shares authorized, issued and outstanding	$4,333,053	$4,333,053
Stockholders’ Equity (Deficit)
Preferred Stock, Series A, $.001 par value, 1,000 shares
authorized issued and outstanding	$1	$1
Common Stock, $.01 par value, 25,000,000 shares
Authorized 17,722,825 shares outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,622,159	56,622,159
Treasury Stock, 778,980 shares outstanding	(2,223,891)	(2,223,891)
Accumulated Other Comprehensive Income	1,372,405	1,265,853
Accumulated Deficit	(50,746,949)	(50,898,357)
Total DynaResource, Inc. Stockholders’ Equity	5,240,953	4,892,993
Non-controlling Interest	(5,523,194)	(5,416,168)
TOTAL (DEFICIT)	$(282,241)	$(433,175)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,458,800	$11,493,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months June 30, 2018	Three Months June 30, 2017	SIx Months June 30, 2018	Six Months June 30, 2017
REVENUES	$3,828,450	$3,217,802	$6,346,216	$4,559,314
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	181,480	738,435	508,327	894,294
Mine Production Costs	724,959	292,651	1,179,820	417,583
Mine Exploration Costs	1,194,884	799,332	2,022,183	1,140,562
Mine Expansion Costs	302,731		462,631	
Camp, Warehouse and Facilities	695,487	285,398	1,361,896	517,354
Transportation	196,919	115,295	284,587	246,242
Property Holding Costs	785,777	139,467	938,164	263,070
General and Administrative	545,912	650,821	1,140,355	1,189,337
Depreciation and Amortization	65,109	75,667	129,921	92,467
Total Operating Expenses	4,693,258	3,097,066	8,027,884	4,760,909

NET OPERATING INCOME (LOSS)	(864,808)	120,736	(1,681,668)	(201,595)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	(912,746)	256,669	(106,232)	695,449
Interest Expense	(62,575)	(32,057)	(118,126)	(61,670)
Derivatives Adj. Mark-to-Market Gain (Loss)	113,958	(644,641)	2,096,440	1,703,437
Other Income (Expense)	(316,324)	252	(315,944)	397
Total Other Income (Expense)	(1,177,687)	(419,777)	1,556,138	2,337,613

NET INCOME (LOSS) BEFORE TAXES	(2,042,495)	(299,041)	(125,530)	2,136,018

TAXES	—	—	—	—

NET INCOME (LOSS)	$(2,042,495)	$(299,041)	$(125,530)	$2,136,018
Cumulative Dividend for Series C Preferred	$(43,330)	(42,737)	(86,660)	(85,474)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$219,293	$348,323	$276,938	$202,435
ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,866,532)	$6,545	$64,748	$2,252,979

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF
DYNARESOURCE, INC:

Basic Loss per Common Share	$(.11)	$(.00)	$.00	$.13
Diluted Loss per Common Share	$(.00)	(.00)	.01	.03

Weighted Average Shares Outstanding, Basic	17,722,825	16,722,825	17,722,825	16,722,825
Weighted Average Shares Outstanding, Diluted	17,722,825	16,722,825	19,590,365	18,595,886

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS) PER ABOVE	$(2,042,495)	$(299,041)	$(125,530)	$2,136,018

Foreign Currency Exchange Gains (Losses)	1,064,962	603,836	276,464	(257,872)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,064,962	603,836	276,464	(257,872)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(977,533)	$304,795	$150,934	$1,878,146

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(908,479)	$(557,020)	$257,960	$2,970,960
NON-CONTROLLING INTERESTS	$(69,054)	$861,815	$(107,026)	$(1,092,814)
TOTAL COMPREHENSIVE INCOME (LOSS)	(977,533)	304,795	150,934	1,878,146

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(125,530)	$2,136,018
Adjustments to reconcile net income (loss) to cash
provided by (used in) Operating activities
Gain on Derivative Liabilities	(2,096,440)	(1,703,437)
Depreciation and Amortization	129,921	92,467

Change in Operating Assets and Liabilities:
Accounts Receivable	(358,901)	163,885
Inventory	(251,329)	(214,111)
Customer Advances	625,000	-
Foreign Tax Receivable	262,353	83,849
Other Assets	(359,030)	(94,818)
Accounts Payable	1,166,018	937,906
Accrued Liabilities	332,790	413,205
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(675,148)	1,814,964

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(587,534)	(301,667)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(587,534)	(301,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on Convertible Notes Payable	(112,500)	(5,625)
Payment on Long Term Debt	(96,931)	(111,315)
CASH FLOWS (USED IN) BY FINANCING ACTIVITIES	(209,431)	(116,940)

Effect of Foreign Exchange	276,464	(1,914,083)

NET DECREASE IN CASH	(1,199,032)	(517,726)

CASH AT BEGINNING OF PERIOD	3,528,735	2,197,005

CASH AT END OF PERIOD	$2,329,703	$1,679,279

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$122,126	$61,764
Cash Paid for Income Taxes	$—	$—

NON-CASH TRANSACTIONS
Conversion of Accounts Payable to Long Term Debt	$1,807,646	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

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

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of June 30, 2018, and December 31, 2017, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of June 30, 2018 and December 31, 2017 are $469,888 and $732,241 respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $1,159,311 and $907,982 as of June 30, 2018 and December 31, 2017, respectively.

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

As of June 30, 2018, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracia Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

Mining Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of June 30, 2018, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 69,121 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of June30,2018 and December 31, 2017, no indications of impairment existed.

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

Foreign Currency Translation

The functional currency for the subsidiaries of the Company is the Mexican Peso.  As a result, the financial statements of the subsidiaries have been re-measured from Mexican Pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses.  In addition, foreign currency translation gains and losses are reported as a separate component of stockholders’ equity (comprehensive income (loss)).

The financial statements of the subsidiaries should not be construed as representations that Mexican Pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended June 30, 2018 and December 31, 2017 (Mexican Pesos per one U.S. dollar):

		June 30, 2018	Dec 31, 2017
Exchange Rate at Period End	Pesos	19.91	19.73

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended June 30, 2018 and June 30, 2017 (Mexican Pesos per one U.S. dollar):

		June 30, 2018	June 30, 2017
Weighted Average Exchange Rate for the Six Months Ended	Pesos	19.06	19.45

The Company recorded currency transaction gains (losses) of $(106,232) and $695,449 for the Six months ended June 30, 2018 and 2017, respectively.

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended June 30, 2018 and June 30, 2017, the Company’s components of comprehensive income were foreign currency translation adjustments.

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

The Company had 2,523,689 warrants outstanding at June 30, 2018, in which 357,162 are exercisable at $2.50 and 2,166,527 are exercisable at $2.41, which upon exercise, would result in the issuance of 2,523,689 shares of common stock. The Company also had convertible debt instruments as of June 30, 2018 which, upon conversion at a valuation of $5.00 per share, would result in the issuance of 172,863 shares of stock. The Company also had 1,733,221 Class C Preferred shares valued at $4,333,333 a share plus accrued dividends of $173,322 convertible at $2.41 a share which would result in the issuance of 1,867,540 of stock.

For the three and six months ended June 30, 2018 1,867,540 shares of common stock representing the conversion of the Class C Preferred shares and 172,863 shares representing the conversion of the convertible debt were included in the diluted earnings per share calculated. The stock warrants were excluded because the conversion price was below market value.

For the three and six months ended June 30, 2017 1,676,978 shares of common stock representing the conversion of the Class C Preferred shares and 196,083 shares representing the conversion of the convertible debt were included in the diluted earnings per share calculated. The stock warrants were excluded because the conversion price was below market value

	Three Months June 30, 2018	Three Months June 30, 2017	Six Months June 30, 2018	Six Months June 30, 2017

Net income attributable to common shareholders	$1,866,532	$6,545	$64,748	$2,252,979
Shares:
Weighted average number of common shares outstanding, Basic	17,722,825	16,722,825	17,722,825	16,722,825

Diluted weighted average number of common shares outstanding,	17,722,825	16,722,825	19,590,365	18,595,886

Basic earnings per share	$(0.11)	$0.00	$0.00	$0.13

Diluted earnings per share	$0.00	$0.00	$0.01	$0.03

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

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of June 30, 2018 and December 31, 2017, respectively, were as follows:

	2018	2017
Mined Tonnage Stockpiled	$1,011,884	$780,549
Mill Tonnage Stockpiled	147,427	127,433
Finished Material	—	—
Total Inventories	$1,159,311	$907,982

NOTE 3 – PROPERTY

Property consists of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Camp Buildings and Improvements	$419,640	$418,639
Machinery and equipment	1,490,895	1,368,736
Transportation equipment	289,165	289,165
Office equipment	159,832	152,805
Office furniture and fixtures	78,802	78,802
Construction in Progress	822,264	364,917
Sub-total	3,260,598	2,673,064
Less: Accumulated depreciation	(1,104,915)	(974,994)
Total Property	$2,155,683	$1,698,070

The Company purchased equipment of $587,534 and $301,667 in the six months ended June 30, 2018 and 2017, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $129,921 and $92,467 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at June 30, 2018 and December 31, 2017:	2018	2017
San Jose de Gracia (“SJG”):
Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $0 and $0 for the six months ended June 30, 2018 and 2017 respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2016, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”). As of June 30, 2018 and December 31, 2017 the loan was $70,000.

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

At June 30, 2018, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $78,750, for a total Note balance of $838,125. At December 31, 2017, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $950,625. The accrued interest for these notes was $26,191 and $29,613 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 21% and 34%, respectively (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of June 30, 2018 and December 31, 2017 are as follows:

Deferred Tax Asset Related to:
	2018	2017
Prior Year	$12,565,297	$17,244,045
Tax Benefit for Current Year	555,493	(114,148)
Permanent Difference Due to Rate Change	—	(4,564,600)
Total Deferred Tax Asset	13,120,789	12,565,297
Less: Valuation Allowance	(13,120,789)	(12,565,297)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company as of June 30, 2018 and 2017 differs from those computed using the statutory federal tax rate of 21% and 34% due to the following differences:

	2018	2017
Book Income (Loss)	$(125,530)	$2,512,162
Tax Expense (Benefit) at Statutory Rates	(31,383)	854,132
Other Permanent Differences	(524,110)	(798,347)
Change in Valuation Allowance	555,493	(55,789)
Provision for (Benefit from) Income Taxes, Net	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $48,800,000 at June 30, 2018 and will expire in the years 2026 through 2032.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2018.

On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs but exploration and prospecting costs are deductible when incurred. Certain non-deducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty. For the periods ended June 30, 2018 and 2017, the Company had no taxes payable under the 7.5% Special Mining Duty.

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At June 30, 2018 and December 31, 2017 there were 1,000 shares and 1,000 shares of Series A Preferred Stock outstanding, respectively.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through February 20, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. During 2016, the company paid Dividends of $160,000 to the holder of Series C Convertible Preferred Stock. The Dividend is calculated at 4.0% of $4,000,000 payable annually on June 30. No dividends were paid on June 30, 2018 and 2017. Dividends for the years ended December 31, 2016 and 2017 remain in arrears.

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

In 2015, due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $2,419,359 in connection with the Series C Preferred Shares, and $2,963,378 in connection with the Golden Post Warrant. Additionally, the Company fully accreted the discount related to the Series C Preferred Shares and the Golden Post Warrant in the amount of $4,637,179, which is reflected “below” the net income (loss) amount. Also in 2015, the Company reported $87,374 deemed dividend for Golden Post Rail related to its 4% dividend terms. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount. In 2016, the total Derivative Liability was $5,106,090 which included $2,592,452 for the Series C Preferred Shares, and $2,513,638 in connection with the Golden Post Warrant. The Deemed Dividend for the three months ending June 30, 2018 and June 30, 2017 was $86,660, and $85,474 respectively.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C
Carrying Value, December 31, 2017	4,333,053

Issuances at Fair Value, net of issuance costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, June 30, 2018	4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At June 30, 2018 and December 31, 2017, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At June 30, 2018 and December 31, 2017, there were 17,722,825 and 17,722,825 shares outstanding, respectively. No dividends were paid for the periods ended June 30, 2018 and December 31, 2017.

Preferred Rights
The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of June 30, 2018 and December 31, 2017, respectively.

Stock Issuances

2017 Activity

During the year ended December 31, 2017, the Company issued 1,000,000 common shares for the exercise of stock warrants at $2.50 a share for total proceeds of $2,500,000. In addition, the Company issued 333,333 shares of treasury stock as additional compensation for exercise of the warrants at above market price.

2018 Activity – None.

Treasury Stock

At June 30, 2018 and December 31, 2017, 778,980 treasury shares were outstanding.

Warrants

The Company had 2,523,689 warrants outstanding at June 30, 2018 and December 31, 2017. There were no warrants issued or exercised in the period ending June 30, 2018. In the period ending December 31, 2017 1,000,000 warrants were exercised at an option price of $2.50 each. 70,000 warrants expired in 2017.The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2016	3,593,689	$2.45	3.17	$—
Granted	—	$—		$—
Exercised	(1,000,000)	$2.50		$—
Forfeited	(70,000)	$2.50		$—
Balance at December 31, 2017	2,523,689	$2.45	1.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at June 30, 2018	2,523,689	$2.45	1.00	$—
Exercisable at June 30, 2018	2,523,689	$2.45	1.00	$—

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

Dynacap Group Ltd.

The Company paid $46,250 and $73,500 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the six months ended June 30, 2018 and 2017, respectively.

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

The Company leases office space for its corporate headquarters in Irving, Texas. In September 2017, the Company entered into a sixty-six month extension of the lease through 2023. As part of the agreement the Company received six months free rent as a finish out allowance. The Company capitalized the leasehold improvement costs and amortized them over the rent abatement period as rent expense The Company incurred rent expense of $45,226 and $28,979 for the office lease in the periods ended June 30, 2018 and 2017, respectively.

Future minimum lease obligations are as follow for the periods ending June 30:

YEAR	AMOUNT
2019	$81,571
2020	$83,377
2021	$85,183
2022	$86,989
2023	$59,09

TOTAL	$396,216

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below for the six months ended June 30, 2018 and year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Annual volatility rate	76%	153%
Risk free rate	2.53%	2.20%
Holding Period	5 years	5 years
Fair Value of common stock	$1.25	$1.11

The below table represents the change in the fair value of the derivative liability (Preferred Series C Stock) during the 6 months ending June 30, 2018 and the year ending December 31, 2017:

Period Ended	June 30, 2018	December 31, 2017
Fair value of derivative (Preferred Series C Stock), beginning of year	$1,531,789	$2,592,492
Change in fair value of derivative (Preferred Series C Stock)	(1,093,306)	(1,060,703)
Fair value of derivative (Preferred Series C Stock), end of period	$438,483	$1,531,789

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below for the periods ended June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Annual volatility rate	76%	153%
Risk free rate	2.53%	2.20%
Holding Period	5 years	5 years
Fair Value of common stock	$1.25	$1.11

The below table represents the change in the fair value of the derivative liability (Preferred Series C Warrants) for the quarterly period ending June 30, 2018 and the year ending December 31, 2017.

Period Ended	June 30, 2018	December 31, 2017
Fair value of derivative liability (Warrants), beginning of year	$1,649,719	$2,513,638
Change in fair value of derivative liability (Warrants)	(1,003,134)	(863,919)
Fair value of derivative liability (Warrants), end of period	$646,585	1,649,719

Total (Gain) Loss on Derivative Liability (Preferred Series C Stock and Warrant)

The below table represents the total (gain) or loss, of the derivative liability (Preferred Series C Stock and Warrants) for the quarterly period ending June 30, 2018 and the year ending December 31, 2017.

Period Ended	June 30, 2018	December 31, 2017
Fair value of derivative liability (Preferred C Stock and Warrants), beginning of year	$3,181,508	$5,106,090
Change in fair value of derivative liability (Stock and Warrants)	(2,096,440)	(1,924,582)
Fair value of derivative liability (Stock and Warrants), end of period	$1,085,068	3,181,508

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the periods ended June 30, 2018 and December 31, 2017, respectively were as follows:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Beginning balance	$(5,416,168)	$(6,014,573)
Operating loss	(276,938)	(125,501)
Share of Other Comprehensive Income	169,192	723,906
Ending balance	$(5,523,194)	$(5,416,168)

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

As of June 30, 2018 and December 31, 2017, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at June 30, 2018 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$1,085,068	-	-	1,085,068
Totals	$1,085,068	$-	$-	$1,085,068
Fair Value Measurement at December 31, 2017 Using:
Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$3,181,508	-	-	3,181,508
Totals	$3,181,508	$-	$-	$3,181,508

NOTE 14 – REVENUE CONCENTRATION

For the six months ended June 30, 2018 one customer accounted for 100% of revenue and for the six months ended June 30, 2017, two customers accounted for 100% of revenue.

At June 30, 2018, one customer accounted for 100% of accounts receivable.  At December 31, 2017, one customer accounted for 100% of accounts receivable.

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

In June 2018 the Company entered into financing agreements for the unpaid mining concession taxes for the year ended December 31, 2017 and the period ending June 30, 2018 in the amount of $2,259,558. The Company paid an initial 20% payment of $451,912 and financed the balance over 36 months at 21.84%

The following is a summary of the transaction during the year ended December 31, 2017 and the six months ended June 30, 2018:

Property Holding Taxes June 1, 2014 – December 31, 2015	$533,580
Initial payment of 20%	(106,716)
2017 principal payments	(59,553)
Balance at December 31, 2017	367,311
Exchange Rate Adjustment	(3,383)
Property Holding Taxes January 1, 2017 – June 30, 2018	2,259,558
Initial payment of 20%	(451,912)
2018 principal payments	(96,931)
Balance at June 30, 2018	$2,074,643

At June 30, 2018 future maturities of notes payable are as follows Year Ending June 30:
2018	$626,606
2019	766,450
2020	681,587
Total	$2,074,643

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2018, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,077	$1,251
2017	$1,346	$1,151	$1,257
2018 (through August 6, 2018)	$1,355	$1,210	$1,303

Source: Kitco, Reuters and the London Bullion Market Association

On August 6, 2018, the afternoon fixing gold price on the London Bullion Market was $1,210 per ounce and the spot market gold price on the New York Commodity Exchange was $1,208 per ounce.

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

●
Mine related costs ($290,000 ); including mine plan development, permits, assays, consulting, mine supplies, and equipment items expensed;

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

●    Installing Mill #3:                                                                                                  $258,000;

●    Machinery & Equipment:                                                                                      $200,000;

●    Transportation:                                                                                                       $40,000;

Total:                                                                                                             $1,273,500;

Year to Date Capital Investment 2018:

During the first six months of 2018 the Company has incurred $587,000 consisting of:

●
Improvements to the medical facility $15,000
●
Completion of Mill #3 $424,000
●
Mine Infrastructure $18,000
●
Purchase of Machinery and Equipment $130,000

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

Summary of Test Mining and Pilot Mill Operations for the six months ended June 30, 2018 and 2018:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)

Six Months Ended June 30, 2018	22,931	9.70	83.0%	6,159	5,821
Six Months Ended June 30, 2017	15,035	11.75	78.5%	6,265	5,021

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

Test pilot operations in Q2 2018 yielded 11,906 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 3,634 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 3,449 Oz. Au) contained in gold-silver concentrates, and the receipt of $3,828,450 in revenues from the sale of gold-silver concentrates.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $6,346,216 and $4,559,314 for the six months ended June 30, 2018 and June 30, 2017 respectively.

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

Results for the Three and Six Months Ended June 30, 2018 and 2017

In the six months ended June 30, 2018 and 2017, the Company, through its wholly owned subsidiary DynaMineras, continued full test mining and pilot mill operations at San Jose de Gracia.

DynaMineras conducted test mining and milling operations in the first and second quarters of 2018 and 2017. During the six months ended June 30, 2018, the test mining and pilot milling operations have yielded the underground mining and mill processing of approx. 22,931 tonnes of mineralized material, the production of approximately 6,159 gross oz. Au (and net of weight and value adjustment) approximately 5,821 oz. Au) contained in gold-silver concentrates. DynaMineras realized the receipt of $6,346,216 in revenues from the delivery and sale of gold-silver concentrates in the first six months of, 2018.

REVENUE. Revenues for the quarter ended June 30, 2018 and 2017 were $3,828,450 and $3,217,802 respectively. Revenues for the six months ended June 30, 2018 and 2017 were $6,346,216 and $4,559,314, respectively. The increase was due to the expanded mining operations in the second half of 2017 and the opening of the San Pablo East Mine for production in the second quarter of 2018. Revenue increase 52% in the second quarter of 2018 over the first quarter due to the full time operations of the second mill and the opening of additional areas to mining in June. Management expects a similar increase in the third quarter from increase productivity for all three months.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the quarters ended June 30, 2018 and 2017 were $181,480 and $738,435 respectively. Production cost related to sales for the six months ended June 30, 2018 and 2017 were $508,327 and $894,294, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product and are comparative with the revenue figures above. The decrease was due to non-recurring cost in the second quarter of 2017.

MINE PRODUCTION COSTS. Mine production costs for the quarter ended June 30, 2018 and 2017 were $724,959 and $292,651 respectively. Mine production costs for the six months ended June 30, 2018 and 2017 were $1,179,820 and $417,583, respectively. These costs are directly related to the extraction of mine tonnage for processing. The increase is due to the expansion of the mining operations and reflected in the increase in revenue above.

MINE EXPLORATION COSTS: Mine exploration costs for the quarters ended June 30, 2018 and 2017 were $1,194,884 and $799,332 respectively. Mine exploration costs for the six months ended June 30, 2018 and 2017 were $2,022,183 and $1,140,562, respectively. These are the cost of extracting waste material to reach the materials to be extracted for processing This is also reflective of the increase activity.

MINE EXPANSION COSTS: Mine expansion costs for quarters ended June 30, 2018 and 2017 were $302,731 and $0, respectively. Mine expansion cost for the six months ended June 30, 2018 and 2017 were $462,631 and $0, respectively. These were the cost associated with preparing the San Pablo East Mine for production. The Company completed the mine expansion project and begin actively mining the San Pablo East Mine in the second quarter.

TRANSPORTATION. Transportation costs for the quarters ended June 30, 2018 and 2017 were $196,919 and $115,295, respectively. Transportation costs for the six months ended June 30, 2018 and 2017 were $284,587 and $246,242. These are the costs of transporting the product to the customer for treatment and sale. They increased due to the increase in production.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the quarters ended June 30, 2018 and 2017 were $695,487 and $285,398, respectively. Camp, warehouse, and support facilities for the six months ended June 30, 2018 and 2017 were $1,361,896 and $517,354, respectively. These are the support cost of the mining facilities including housing, food, security and warehouse operations. This increase is reflective support required for the doubling of the Company’s workforce to support increase mining activity.

PROPERTY HOLDING COSTS. Property holding costs for the quarters ended June 30, 2018 and 2017 were $785,777 and $139,467, respectively. Property holding costs for the six months ended June 30, 2018 and 2017 were and $938,164 and 263,070, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. The increase is due to increase in concession taxes on the Francisco Arturo property.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarters ended June 30. 2018 and 2017 were $545,912 and $650,821, respectively. General and administrative expenses for the six months ended June 30, 2018 and 2017 were $1,140,355 and $1,189,337. The above expenses exclude depreciation and amortization amounts of $65,109 and $75,667 for the quarters ended June 30, 2018 and 2017, respectively and $129,921 and $92,467 for the six months ended June 30, 2018 and 2017, respectively.

NET OPERATING GAIN (LOSS). For the second quarter of 2018 and 2017 the Company had a net operating gain (loss) of $(864,608) and $120,736, respectively. Year to date net operating gain (loss) for 2018 and 2017 were $(1,681,668) and $(201,595), respectively. The increase was primarily due to the increase expenses of ramping up operations as detailed above.

OTHER INCOME (EXPENSE). Other income (expenses) for the quarters ended June 30, 2018 and 2017 was $(1,177,687) and $(419,777), respectively. Other income (expense) for the six months ended June 30, 2018 and 2017 was $1,556,138 and $2,337,613, respectively Other income for the six months ended June 30, 2017 included are interest expense of $(61,670), other income of $397, change in derivative liability of $1,703,437, and currency transaction gain of $695,449. Included in this category for the same period in 2018 are interest expense of $(118,126), other expense of $315,944, change in derivative liability of $2,096,440 and currency transaction gain (loss) of $(106,232). Other income for the quarter ended June 30, 2017 included currency transactions gains of 256,669, interest expense of $(32,057), change in derivative liability of $(644,641) and other expenses of $252. Other income for the quarter ended June 30, 2018 included currency transaction losses of $(912,746), interest expense of $(62,575), change in derivative liability of $113,958 and other expenses of $(316,324).

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended June 30, 2018 and 2017 were $219,293 and $348,323, respectively. The non-controlling portion of the net loss year to date for 2018 and 2017 were $276,938 and $202,435, respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended June 30, 2018 and 2017, the Company recorded a gain of $1,064,962 and $603,836, respectively. For the six months ended June 30, 2018 and 2017 the Company recorded a gain (loss) of $276,464 and $(257,872).

Liquidity and Capital Resources

As of June 30, 2018, the Company had a negative working capital of $(945,917), comprised of current assets of $5,014,034 and current liabilities of $5,959,951. This represents a decrease of $878,937 from the working capital (deficit) maintained by the Company of $(1,824,854) as of December 31, 2017, due primarily to the mark to market adjustment for our derivative liabilities.

Net cash provided by (used in) operations for the six months ended June 30, 2018 was $(675,418) compared with $1,814,964 for the six months ended June 30, 2017. The change was due to funding the Company increase operating loss.

Net cash (used in) investing activities for the six months ended June 30, 2018 and 2017 was $587,534 and $301,667, respectively. These funds were primarily used to expand the Company’s milling operations through constructions of the Hardings Mill.

Net cash (used in) financing activities for the six months ended June 30, 2018 and 2017 was $209,431 and $116,940, respectively. The increase was due to the payoff of one convertible note.

The combination of these factors led to a decrease of $1,199,032 in the Company’s cash reserve during the first six months. Management anticipates a reversal of this trend in the second half of the year from increased revenues as a result of the Company’s expanded milling operations and mining operations.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the six months ended June 30, 2018 and 2017 the income gain (loss) attributable portion to Goldgroup was $(276,938), and $(202,435), respectively .

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

As of June 30, 2018, and December 31, 2017 DynaMineras owed the Company $6,364,918 and $6,346,500, respectively.

As of June 30, 2018, and December 31, 2017 DynaMéxico owed the Company $4,000,000 and $4,000,000, respectively.

As of June 30, 2018, and December 31, 2017 DynaOperaciones owed the Company $225,000 and $225,000, respectively.

As of June 30, 2018 and December 31, 2017 DynaMéxico owed DynaMineras $2,273,500 and $2,539,639, respectively.

As of June 30, 2018, and December 31, 2017 DynaOperaciones owed DynaMineras $7,134,800 and $6,077,325, respectively.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had a receivable from DynaResource Nevada, Inc. of $0 and $0 at December 31, 2017 and 2016 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of June 30, 2018 and December 31, 2017, respectively.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2018, our Chief Executive Officer and Chief Financial Officer as of June 30, 2018, and as of the date of this Report, have concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First, the size of the Company and inherent limitations in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors and the Companies external auditors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Date: May __, 2018