Form 10-Q/A
period 2018-06-30
DYNARESOURCE INC
filed 2018-08-22
CIK 1111741

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
FOR THE QUARTER ENDED JUNE 30, 2018

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the Securities and Exchange Commission on August 14, 2018 is to furnish changes to Note 2 in the Exhibits 101 to the Form 10-Q.

No changes have been made to the Quarterly Report other than the signature date and changes to Note 2 described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as amended.

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

Date:   August 22, 2018