Form 10-Q
period 2018-09-30
DYNARESOURCE INC
filed 2018-11-14
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [ ] No [X]

As of October 31, 2018, there were 17,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-5
	Notes to Unaudited Financial Statements	6-14

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	27-46

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	46

ITEM 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	52

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	52

ITEM 3.	Default Upon Senior Securities	52

ITEM 4.	Mine Safety Disclosures	52

ITEM 5.	Other Information	52

ITEM 6.	Exhibits	52

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

PART I

ITEM 1.

FINANCIAL STATEMENTS

DYNARESOURCE, INC.

Consolidated BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,889,629	$3,528,735
Accounts Receivable	400,625	323,315
Inventories	1,185,775	907,982
Foreign Tax Receivable	452,948	732,241
Other Current Assets	360,414	38,397
Total Current Assets	4,289,391	5,530,670

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $1,188,356 and $974,994	2,356,109	1,698,070
Mining Concessions (Net of Accumulated Amortization)	4,132,678	4,132,678
Investments in Affiliate	70,000	70,000
Other Assets	99,791	61,894

TOTAL ASSETS	$10,947,969	$11,493,312

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2,280,289	$803,291
Accrued Liabilities	826,930	2,059,199
Customer Advances	250,000	—
Due to Non-Controlling Interest	231,500	231,500
Derivative Liabilities	714,430	3,181,508
Convertible Notes Payable	838,125	950,625
Current Portion of Long Term Debt	702,180	129,401
Total Current Liabilities	5,843,454	7,355,524

Long-Term Liabilities:
Long Term Debt, Less Current Portion	1,350,982	237,910
TOTAL LIABILITIES	$7,194,436	$7,593,434

Preferred Stock, Series C, $.0001 par value, 1,733,221
shares authorized, issued and outstanding	$4,333,053	$4,333,053
Stockholders’ Equity (Deficit)
Preferred Stock, Series A, $.001 par value, 1,000 shares
authorized issued and outstanding	$1	$1
Common Stock, $.01 par value, 25,000,000 shares
Authorized 17,722,825 shares outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,622,159	56,622,159
Treasury Stock, 778,980 shares outstanding	(2,223,891)	(2,223,891)
Accumulated Other Comprehensive Income	1,101,214	1,265,853
Accumulated Deficit	(50,675,297)	(50,898,357)
Total DynaResource, Inc. Stockholders’ Equity	5,041,414	4,892,993
Non-controlling Interest	(5,620,934)	(5,416,168)
TOTAL (DEFICIT)	$(579,520)	$(433,175)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$10,947,969	$11,493,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Sept. 30, 2018	Three Months Sept. 30, 2017	Nine Months Sept. 30, 2018	Nine Months Sept. 30, 2017

REVENUES	$3,800,369	$2,674,015	$10,146,585	$7,233,329
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	503,824	579,339	1,012,151	1,473,633
Mine Production Costs	897,590	295,054	2,214,727	712,637
Mine Exploration Costs	1,060,982	678,658	3,083,165	1,819,220
Mine Expansion Costs	—	127,236	325,314	127,236
Camp, Warehouse and Facilities	740,228	229,695	2,102,124	747,049
Transportation	160,972	119,629	445,559	365,871
Property Holding Costs	108,829	135,681	1,046,993	398,751
General and Administrative	516,315	616,036	1,656,670	1,805,373
Depreciation and Amortization	133,688	36,781	263,609	129,248
Total Operating Expenses	4,122,428	2,818,109	12,150,312	7,579,018

NET OPERATING INCOME (LOSS)	(322,059)	(144,094)	(2,003,727)	(345,689)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	185,862	195,042	79,630	890,491
Gain on Sale of Assets	11,647	—	11,647	—
Interest Expense	(144,000)	(27,533)	(262,126)	(89,203)
Derivatives Adj. Mark-to-Market Gain	370,638	753,626	2,467,078	2,457,063
Other Income (Expense)	(12,077)	257	(328,021)	654
Total Other Income (Expense)	412,070	921,392	1,968,208	3,259,005

NET INCOME (LOSS) BEFORE TAXES	90,011	777,298	(35,519)	2,913,316

TAXES	—	—	—	—

NET INCOME (LOSS)	$90,011	$777,298	$(35,519)	$2,913,316
Cumulative Dividend for Series C Preferred	(43,330)	(42,737)	(129,990)	(128,211)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(18,359)	(49,397)	258,579	153,038
ATTRIBUTABLE TO COMMON SHAREHOLDERS	28,322	685,164	93,070	2,938,143

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC:
Basic Income per Common Share	$0.00	$0.04	$0.01	$.17
Diluted Income per Common Share	$0.00	$0.00	$0.01	$.03

Weighted Average Shares Outstanding, Basic	17,722,825	17,124,999	17,722,825	16,858,356
Weighted Average Shares Outstanding, Diluted	19,572,408	18,725,897	19,572,408	18,977,097

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS) PER ABOVE	$90,011	$777,298	$(35,519)	$2,913,316

Foreign Currency Exchange Gains (Losses)	(387,290)	2,571,845	(110,826)	2,313,973
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(387,290)	2,571,845	(110,826)	2,313,973

TOTAL COMPREHENSIVE INCOME (LOSS)	$(297,279)	$3,349,143	$(146,345)	$5,227,289

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	(199,539)	907,344	58,421	3,878,304
NON-CONTROLLING INTERESTS	(97,740)	2,441,799	(204,766)	1,348,985
TOTAL COMPREHENSIVE INCOME (LOSS)	$(297,279)	$3,349,143	$(146,345)	$5,227,289

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sept. 30, 2018	Sept. 30, 2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(35,519)	$2,913,316
Adjustments to reconcile net income (loss) to cash
provided by (used in) Operating activities
Gain on Derivative Liabilities	(2,467,078)	(2,457,063)
Depreciation and Amortization	263,609	129,248
Gain on Sale of Assets	(11,647)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(77,310)	77,451
Inventory	(277,793)	(411,736)
Customer Advances	250,000	—
Foreign Tax Receivable	279,293	91,222
Other Assets	(359,914)	(219,095)
Accounts Payable	1,476,998	1,157,521
Accrued Liabilities	690,743	(604,918)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(268,618)	675,946

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of Equipment	24,870	—
Purchase of Equipment	(934,871)	(327,786)
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(910,001)	(327,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	—	2,500,000
Payment on Convertible Notes Payable	(112,500)	(5,625)
Payment on Long Term Debt	(257,004)	(155,856)
CASH FLOWS PROVIED BY (USED IN) BY FINANCING ACTIVITIES	(369,504)	2,338,519

Effect of Foreign Exchange	(90,983)	(1,335,369)

NET INCREASE (DECREASE) IN CASH	(1,639,106)	1,351,310

CASH AT BEGINNING OF PERIOD	3,528,735	2,197,005

CASH AT END OF PERIOD	$1,889,629	$3,548,315

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$251,134	$89,203
Cash Paid for Income Taxes	$—	$—

NON-CASH TRANSACTIONS
Conversion of Accounts Payable to Long Term Debt	$1,923,012	$—

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

 DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of September 30, 2018, and December 31, 2017, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of September 30, 2018 and December 31, 2017 are $452,948 and $732,241 respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $1,185,775 and $907,982 as of September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracia Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

Mining Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of September 30, 2018, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 69,121 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of September 30, 2018, and December 31, 2017, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended September 30, 2018 and December 31, 2017 (Mexican Pesos per one U.S. dollar):

		Sept. 30, 2018	Dec 31, 2017
Exchange Rate at Period End	Pesos	18.72	19.73

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended September 30, 2018 and September 30, 2017 (Mexican Pesos per one U.S. dollar):

		Sept 30, 2018	Sept 30, 2017
Weighted Average Exchange Rate for the Nine Months Ended	Pesos	19.02	18.90

The Company recorded currency transaction gains (losses) of $79,630 and $890,491 for the nine months ended September 30, 2018 and 2017, respectively.

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended September 30, 2018 and September 30, 2017, the Company’s components of comprehensive income were foreign currency translation adjustments.

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

The Company had 2,523,689 warrants outstanding at September 30, 2018, in which 357,162 are exercisable at $2.50 and 2,166,527 are exercisable at $2.41, which upon exercise, would result in the issuance of 2,523,689 shares of common stock. The Company also had convertible debt instruments as of September 30, 2018 which, upon conversion at a valuation of $5.00 per share, would result in the issuance of 172,863 shares of stock. The Company also had 1,733,221 Class C Preferred shares valued at $4,333,333 a share plus accrued dividends of $173,322 convertible at $2.41 a share which would result in the issuance of 1,867,540 of stock.

For the three and nine months ended September 30, 2017 1,676,978 shares of common stock representing the conversion of the Class C Preferred shares and 196,083 shares representing the conversion of the convertible debt were included in the diluted earnings per share calculated. The stock warrants were excluded because the conversion price was below market value

For the three and nine months ended September 30, 2018 1,867,540 shares of common stock representing the conversion of the Class C Preferred shares and 172,863 shares representing the conversion of the convertible debt were included in the diluted earnings per share calculated. The stock warrants were excluded because the conversion price was below market value.

	Three Months Sept. 30, 2018	Three Months Sept. 30, 2017	Nine Months Sept. 30, 2018	Nine Months Sept. 30, 2017
Net income attributable to common shareholders	$28,322	$685,164	$93,070	$2,938,143
Shares:
Weighted average number of common shares outstanding, Basic	17,722,825	17,124,999	17,722,825	16,858,356

Diluted weighted average number of common shares outstanding,	19,572,408	18,725,897	19,572,408	18,977,097

Basic earnings per share	$0.00	$0.04	$0.01	$0.17

Diluted earnings per share	$0.00	$0.00	$0.01	$0.03

Related Party Transactions

FASB ASC 850, "Related Party Disclosures" requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

Leases

In February 2016, FASB issued ASU 2016-02— Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted. As such, The Company is required to adopt these provisions as of the fiscal year beginning on January 1, 2019. The Company is currently evaluating the impact of FASB ASU 2016-02 and expects the adoption thereof will have a material effect on The Company’s presentation of balance sheet assets and liabilities based on the present value of future lease payments but does not expect a material effect on the presentation of expenses and cash flows.

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of September 30, 2018 and December 31, 2017, respectively, were as follows:

	2018		2017
Mined Tonnage Stockpiled	$1,158,175		$780,549
Mill Tonnage Stockpiled	27,600		127,433
Finished Material		__	—
Total Inventories	$1,185,775		$907,982

NOTE 3 – PROPERTY

Property consists of the following at September 30, 2018 and December 31, 2017:

	2018	2017

Camp Buildings and Improvements	$473,523	$418,639
Machinery and equipment	2,072,964	1,368,736
Transportation equipment	225,695	289,165
Office equipment	163,327	152,805
Office furniture and fixtures	78,802	78,802
Construction in Progress	530,154	364,917
Sub-total	3,544,465	2,673,064
Less: Accumulated depreciation	(1,188,356)	(974,994)
Total Property	$2,356,109	$1,698,070

The Company purchased equipment of $934,871 and $327,786 in the nine months ended September 30, 2018 and 2017, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $263,609 and $129,248 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at September 30, 2018 and December 31, 2017:	2018	2017
San Jose de Gracia (“SJG”):
Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $0 and $0 for the nine months ended September 30, 2018 and 2017 respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2016, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”). As of September 30, 2018 and December 31, 2017 the loan was $70,000.

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

At September 30, 2018, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $78,750, for a total Note balance of $838,125. At December 31, 2017, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $950,625. The accrued interest for these notes was $41,133 and $29,613 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 25% and 34%, respectively (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of September 30, 2018 and December 31, 2017 are as follows:

Deferred Tax Asset Related to:

	2018	2017
Prior Year	$12,565,297	$17,244,045
Tax Benefit for Current Year	625,649	(114,148)
Permanent Difference Due to Rate Change	—	(4,564,600)
Total Deferred Tax Asset	13,190,946	12,565,297
Less: Valuation Allowance	(13,190,946)	(12,565,297)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company as of September 30, 2018 and 2017 differs from those computed using the statutory federal tax rate of 25% and 34% due to the following differences:

	2018	2017
Book Income (Loss)	$(35,519)	$2,913,316
Tax Expense (Benefit) at Statutory Rates	(8,880)	990,527
Other Permanent Differences	(616,770)	(855,401)
Change in Valuation Allowance	625,649	(155,126)
Provision for (Benefit from) Income Taxes, Net	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $51,200,000 at September 30, 2018 and the net operating loss carryforward prior to 2018 will expire in the years 2026 through 2032.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2018.

On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs but exploration and prospecting costs are deductible when incurred. Certain non-deducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty. For the periods ended September 30, 2018 and 2017, the Company had no taxes payable under the 7.5% Special Mining Duty.

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At September 30, 2018 and December 31, 2017 there were 1,000 shares and 1,000 shares of Series A Preferred Stock outstanding, respectively.

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

In 2015, due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $2,419,359 in connection with the Series C Preferred Shares, and $2,963,378 in connection with the Golden Post Warrant. Additionally, the Company fully accreted the discount related to the Series C Preferred Shares and the Golden Post Warrant in the amount of $4,637,179, which is reflected “below” the net income (loss) amount. Also in 2015, the Company reported $87,374 deemed dividend for Golden Post Rail related to its 4% dividend terms. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount. In 2016, the total Derivative Liability was $5,106,090 which included $2,592,452 for the Series C Preferred Shares, and $2,513,638 in connection with the Golden Post Warrant. The Deemed Dividend for the nine months ending September 30, 2018 and September 30, 2017 was $129,990, and $128,211 respectively.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C
Carrying Value, December 31, 2017	4,333,053

Issuances at Fair Value, net of issuance costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, September 30, 2018	4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At September 30, 2018 and December 31, 2017, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At September 30, 2018 and December 31, 2017, there were 17,722,825 and 17,722,825 shares outstanding, respectively. No dividends were paid for the periods ended September 30, 2018 and December 31, 2017.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant,and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of September 30, 2018 and December 31, 2017, respectively.

Stock Issuances

2017 Activity

During the year ended December 31, 2017, the Company issued 1,000,000 common shares for the exercise of stock warrants at $2.50 a share for total proceeds of $2,500,000. In addition, the Company issued 333,333 shares of treasury stock as additional compensation for exercise of the warrants at above market price.

2018 Activity – None.

Treasury Stock

At September 30, 2018 and December 31, 2017, 778,980 treasury shares were outstanding.

Warrants

The Company had 2,523,689 warrants outstanding at September 30, 2018 and December 31, 2017. There were no warrants issued or exercised in the period ending September 30, 2018. In the period ending December 31, 2017 1,000,000 warrants were exercised at an option price of $2.50 each. 70,000 warrants expired in 2017.The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2016	3,593,689	$2.45	3.17	$—
Granted	—	$—		$—
Exercised	(1,000,000)	$2.50		$—
Forfeited	(70,000)	$2.50		$—
Balance at December 31, 2017	2,523,689	$2.45	1.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at September 30, 2018	2,523,689	$2.45	1.00	$—
Exercisable at September 30, 2018	2,523,689	$2.45	1.00	$—

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

Dynacap Group Ltd.

The Company paid $71,250 and $124,000 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the nine months ended September 30, 2018 and 2017, respectively.

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

The Company leases office space for its corporate headquarters in Irving, Texas. In September 2017, the Company entered into a sixty-six month extension of the lease through 2023. As part of the agreement the Company received six months free rent as a finish out allowance. The Company capitalized the leasehold improvement costs and amortized them over the rent abatement period as rent expense The Company incurred rent expense of $65,393 and $28,979 for the office lease in the periods ended September 30, 2018 and 2017, respectively.

Future minimum lease obligations are as follow for the periods ending September 30:

YEAR	AMOUNT
2019	$ 82,023
2020	$ 83,829
2021	$ 85,635
2022	$ 87,440
2023	$ 37,123

TOTAL	$376,050

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below for the nine months ended September 30, 2018 and year ended December 31, 2017:

	September 30, 2018	December 31, 2017
Annual volatility rate	72%	153%
Risk free rate	2.82%	2.20%
Holding Period	5 years	5 years
Fair Value of common stock	$1.15	$1.11

The below table represents the change in the fair value of the derivative liability (Preferred Series C Stock) during the nine months ending September 30, 2018 and the year ending December 31, 2017:

Period Ended	September 30, 2018	December 31, 2017
Fair value of derivative (Preferred Series C Stock), beginning of year	$1,531,789	$2,592,492
Change in fair value of derivative (Preferred Series C Stock)	(1,243,180)	(1,060,703)
Fair value of derivative (Preferred Series C Stock), end of period	$288,609	$1,531,789

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below for the periods ended September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Annual volatility rate	72%	153%
Risk free rate	2.82%	2.20%
Holding Period	5 years	5 years
Fair Value of common stock	$1.15	$1.11

The below table represents the change in the fair value of the derivative liability (Preferred Series C Warrants) for the quarterly period ending September 30, 2018 and the year ending December 31, 2017.

Period Ended	September 30, 2018	December 31, 2017
Fair value of derivative liability (Warrants), beginning of year	$1,649,719	$2,513,638
Change in fair value of derivative liability (Warrants)	(1,223,898)	(863,919)
Fair value of derivative liability (Warrants), end of period	$425,821	1,649,719

Total (Gain) Loss on Derivative Liability (Preferred Series C Stock and Warrant)

The below table represents the total (gain) or loss, of the derivative liability (Preferred Series C Stock and Warrants) for the period ending September 30, 2018 and the year ending December 31, 2017.

Period Ended	September 30, 2018	December 31, 2017
Fair value of derivative liability (Preferred C Stock and Warrants), beginning of year	$3,181,508	$5,106,090
Change in fair value of derivative liability (Stock and Warrants)	(2,467,078)	(1,924,582)
Fair value of derivative liability (Stock and Warrants), end of period	$714,430	3,181,508

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the periods ended September 30, 2018 and December 31, 2017, respectively were as follows:

	Nine Months Ended Sept. 30, 2018	Year Ended December 31, 2017
Beginning balance	$(5,416,168)	$(6,014,573)
Operating loss	(258,579)	(125,501)
Share of Other Comprehensive Income	53,813	723,906
Ending balance	$(5,620,934)	$(5,416,168)

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

As of September 30, 2018, and December 31, 2017, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at September 30, 2018 Using:			Quoted Prices in Active Markets For Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
None		$—		$—		$—		$—
Totals		$—		$—		$—		$—
Liabilities:
Derivative Liabilities		$714,430		$—		$—		$714,430
Totals		$714,430		$—		$—		$714,430

Fair Value Measurement at December 31, 2017 Using:
Assets:	$		$		$		$
None		—		—		—		—
Totals		$—		$—		$—		$—
Liabilities:
Derivative Liabilities		$3,181,508		$—		$—		$3,181,508
Totals		$3,181,508		$—		$—		$3,181,508

NOTE 14 – REVENUE CONCENTRATION

For the nine months ended September 30, 2018 one customer accounted for 100% of revenue and for the nine months ended September 30, 2017, two customers accounted for 100% of revenue.

At September 30, 2018, one customer accounted for 100% of accounts receivable.  At December 31, 2017, one customer accounted for 100% of accounts receivable.

NOTE 15 – NOTES PAYABLE

In June 2017, the Company entered into financing agreements for unpaid mining concession taxes for the period July 1, 2014 to December 31, 2015 in the amount of $533,580. The Company paid an initial 20% payment in the amount of $106,716 and financed the balance over 36 months at 18% interest.

In February 2018 the Company entered into a financing agreement for unpaid mining concessions taxes for the year ended December 31, 2016 in the amount of $579,925. The Company paid an initial payment of $115,985 and financed the balance over 36 months at 18%.

In June 2018 the Company entered into financing agreements for the unpaid mining concession taxes for the year ended December 31, 2017 and the period ending June 30, 2018 in the amount of $1,823,840 (translated at 9/30/18). The Company paid an initial 20% payment of $364,768 (translated at 9/30/18) and financed the balance over 36 months at 21.84%

The following is a summary of the transaction during the year ended December 31, 2017 and the nine months ended September 30, 2018:

Property Holding Taxes June 1, 2014 – December 31, 2015	$533,580
Initial payment of 20%	(106,716)
2017 principal payments	(59,553)
Balance at December 31, 2017	367,311
Exchange Rate Adjustment	19,843
Property Holding Taxes January 1, 2017 – June 30, 2018	2,403,765
Initial payment of 20%	(480,753)
2018 principal payments	(257,004)
Balance at September 30, 2018	$2,053,162

At September 30, 2018 future maturities of notes payable are as follows Year Ending September 30:
2018	$702,180
2019	809,452
2020	541,530
Total	$2,053,162

note 16 – subsequEnt events

The Company has evaluated events from September 30, 2018, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Parameters Used to Estimate the DynaMéxico NI 43-101 Mineral Resource Estimate--The data base for the San Jose de Gracia Project consists of 372 drill holes of which 361 are diamond drill holes (“DDH”) and the remaining 11 were reverse circulation holes (“RC”), with a total drilling of 75,878 meters. The DynaMéxico NI 43-101 Mineral Resource Estimate, prepared in 2012, concentrates on four main mineralized vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima. Of the 372 drill holes, 368 were drilled to test these four main vein systems and the remaining four holes tested the Argillic Zone. Technical personnel of Minop S.A. de C.V. (“Minop”), a subsidiary (or affiliate) of Goldgroup Mining Inc. built three dimensional solids to constrain estimation to the interpreted veins in each swarm. The 172 holes most recently drilled (2009-2011), were allocated as follows: Tres Amigos (64 holes), San Pablo (49 holes), La Union (24 holes), La Purisima (32 holes) and Argillic Zone (3 holes). The data base also includes rock and chip sampling, regional stream sediment sampling, and IP Surveys.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,077	$1,251
2017	$1,346	$1,151	$1,257
2018 (through October 31, 2018)	$1,355	$1,180	$1,277

Source: Kitco, Reuters and the London Bullion Market Association

On November 5, 2018, the afternoon fixing gold price on the London Bullion Market was $1,232 per ounce and the spot market gold price on the New York Commodity Exchange was $1,227 per ounce.

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

Capital Investment (2015)

The capital investment program consisted of a net total of $3,565,000 USD and is generally described below:

●	Contract Mining ($713,000); including $250,000 Deposit (advance for services), and $513,000 in direct mining costs, explosives, and payments to contractor;

●	Mine related costs ($290,000); including mine plan development, permits, assays, consulting, mine supplies, and equipment items expensed;

●	Mill and Camp ($613,000); Improvements to the Mill and Camp, including pre-operation expenses;

●	Personnel Costs ($673,000); including payroll and consulting expenses;

●	Equipment ($636,000); long term equipment purchases including transportation, mine loading and hauling, generators, compressors and pumps;

●	Overhead ($285,000); including legal expenses, consulting, and administration;

●	IVA ($272,000); Value added taxes paid, and refundable;

●	Land Use and Rental ($83,000);

Year 2017 Improvements and Expansion

During 2017 the Company initiated and completed the following capital projects at SJG to improve and expand test mining and pilot milling operations:

•	Medical facility (SJG CLINIC):	$107,500;

•	EXPANDING CAMP, OFFICE, AND INFRASTRUCTURES:	$145,500;

•	eXPANDING TAILINGS POND, INSTALLING LINERS:	$265,000;

•	Improving, setting new foundation, and re-installing the Denver Mill:	$257,500;

•	Installing Mill #3:	$258,000;

•	Machinery & Equipment;	$200,000;

•	Transportation:	$40,000;

Total:		$1,273,500

Year to Date Capital Investment 2018:

During the first nine months of 2018 the Company has incurred $935,000 consisting of:

•	Improvements to the medical facility	$22,000

•	Completion of Mill #3	$628,000

•	Mine Instrastructure	$32,000

•	Purchase of Machinery and Equipment	$253,000

Summary of Test Mining and Pilot Mill Operations (2016 and 2017)

DynaMineras reports the following estimated summary of its test mining and pilot milling operations during 2016 and 2017:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery%	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2016	33,172	12.70	79.0%	10,836	8,668
2017	35,170	12.95	85.0%	12,636	10,740

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

Summary of Test Mining and Pilot Mill Operations for the nine months ended September 30, 2018 and 2017:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)

Nine Months Ended September 30, 2018	36,255	10.43	86.5%	10,517	9,667
Nine Months Ended September 30, 2017	22,808	12.35	86.8%	7,859	6,307

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

Test pilot operations in Q3 2018 yielded 15,234 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 4,358 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 3,846 Oz. Au) contained in gold-silver concentrates, and the receipt of $3,800,369 in revenues from the sale of gold-silver concentrates.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $10,146,585 and $7,233,329 for the nine months ended September 30, 2018 and September 30, 2017 respectively.

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

Results for the Three and Nine Months Ended September 30, 2018 and 2017

In the nine months ended September 30, 2018 and 2017, the Company, through its wholly owned subsidiary DynaMineras, continued full test mining and pilot mill operations at San Jose de Gracia.

DynaMineras conducted test mining and milling operations in the first nine months of 2018 and 2017. During the nine months ended September 30, 2018, the test mining and pilot milling operations have yielded the underground mining and mill processing of approx. 36,255 tonnes of mineralized material, the production of approximately 6,159 gross oz. Au (and net of weight and value adjustment) approximately 9,667 oz. Au) contained in gold-silver concentrates. DynaMineras realized the receipt of $10,146,585 in revenues from the delivery and sale of gold-silver concentrates in the first nine months of 2018.

REVENUE. Revenues for the quarter ended September 30, 2018 and 2017 were $3,800,369 and $2,674,015 respectively. Revenues for the nine months ended September 30, 2018 and 2017 were $10,146,585 and $7,233,329, respectively. The increase was due to the expanded mining operations in the second half of 2017 and the opening of the San Pablo East Mine for production in the second quarter of 2018. Revenue increase 52% in the second quarter of 2018 over the first quarter due to the full time operations of the second mill and the opening of additional areas to mining in June. Revenue remained steady in the third quarter.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the quarters ended September 30, 2018 and 2017 were $503,824 and $579,339 respectively. Production cost related to sales for the nine months ended September 30, 2018 and 2017 were $1,012,151 and $1,473,633, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product and are comparative with the revenue figures above. The decrease was due to non-recurring mill repair and maintenance cost in the second quarter of 2017.

MINE PRODUCTION COSTS. Mine production costs for the quarter ended September 30, 2018 and 2017 were $897,590 and $295,054 respectively. Mine production costs for the nine months ended September 30, 2018 and 2017 were $2,214,727 and $712,637, respectively. These costs are directly related to the extraction of mine tonnage for processing. The increase is due to the expansion of the mining operations and reflected in the increase in revenue above.

MINE EXPLORATION COSTS: Mine explorations costs for the quarters ended September 30, 2018 and 2017 were $1,060,982 and $678,658 respectively. Mine exploration costs for the nine months ended September 30, 2018 and 2017 were $3,083,165 and $1,819,220, respectively. These are the cost of extracting waste material to reach the materials to be extracted for processing. This is also reflective of the increase activity.

MINE EXPANSION COSTS: Mine expansion costs for quarters ended September 30, 2018 and 2017 were $0 and $127,236, respectively. Mine expansion cost for the nine months ended September 30, 2018 and 2017 were $325,314 and $127,236, respectively. These were the cost associated with preparing the San Pablo East Mine for production. The Company completed the mine expansion project and begin actively mining the San Pablo East mine in the second quarter.

TRANSPORTATION. Transportation costs for the quarters ended September 30, 2018 and 2017 were $160,972 and $119,629, respectively. Transportation costs for the nine months ended September 30, 2018 and 2017 were $445,559 and $365,871. These are the costs of transporting the product to the customer for treatment and sale. They increased due to the increase in production.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the quarters ended September 30, 2018 and 2017 were $740,228 and $229,695, respectively. Camp, warehouse, and support facilities for the nine months ended September 30, 2018 and 2017 were $2,102,124 and $747,049, respectively. These are the support cost of the mining facilities including housing, food, security and warehouse operations. This increase is reflective support required for the doubling of the Company’s workforce to support increase mining activity.

PROPERTY HOLDING COSTS. Property holding costs for the quarters ended September 30, 2018 and 2017 were $108,829 and $135,681, respectively. Property holding costs for the nine months ended September 30, 2018 and 2017 were and $1,046,993 and $398,751, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. The increase is due to increase in concession taxes on the Francisco Arturo property.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarters ended September 30. 2018 and 2017 were $516,315 and $616,036, respectively. General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $1,656,670 and $1,805,373. The above expenses exclude depreciation and amortization amounts of $133,688 and $36,781 for the quarters ended September 30, 2018 and 2017, respectively and $263,609 and $129,248 for the nine months ended September 30, 2018 and 2017, respectively. The decrease in general and administrative cost is primarily due to a decrease in legal expense.

NET OPERATING GAIN (LOSS). For the third quarter of 2018 and 2017 the Company had a net operating gain (loss) of $(322,059) and $(144,094), respectively. Year to date net operating gain (loss) for 2018 and 2017 were $(2,003,727) and $(345,389), respectively. The increase was primarily due to the increase expenses of ramping up operations as detailed above.

OTHER INCOME (EXPENSE). Other income (expenses) for the quarters ended September 30, 2018 and 2017 was $412,070 and $921,392, respectively. Other income (expense) for the nine months ended September 30, 2018 and 2017 was $1,968,208 and $3,259,005, respectively Other income for the nine months ended September 30, 2017 included are interest expense of $(89,203), other income of $654, change in derivative liability of $2,457,063, and currency transaction gain of $890,491. Included in this category for the same period in 2018 are interest expense of $(262,126), other expense of $(328,021), change in derivative liability of $2,467,078, gain on disposal of assets of $11,647 and currency transaction gain (loss) of $79,630. Other income for the quarter ended September 30, 2017 included currency transactions gains of 195,042, interest expense of $(27,533), change in derivative liability of $753,626 and other expenses of $257. Other income for the quarter ended September 30, 2018 included currency transaction gain of $185,862, interest expense of $(144,000), changes in derivative liability of $370,638, gain on disposal of asset of $11,647 and other expenses of $(12,077).

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss (gain) for the three months ended September 30, 2018 and 2017 were $(18,359) and $(49,397), respectively. The non-controlling portion of the net loss year to date for 2018 and 2017 were $258,579 and $153,038, respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended September 30, 2018 and 2017, the Company recorded a gain (loss) of $(387,290) and $2,571,845, respectively. For the nine months ended September 30, 2018 and 2017 the Company recorded a gain (loss) of $(110,826) and $2,313,973.

Liquidity and Capital Resources

As of September 30, 2018, the Company had a negative working capital of $(1,554,063), comprised of current assets of $4,289,391 and current liabilities of $5,843,454. This represents a decrease of $270,791 from the working capital (deficit) maintained by the Company of $(1,824,854) as of December 31, 2017, due primarily to the mark to market adjustment for our derivative liabilities of $2,467,078 offset by an increase in trade payables of $2,167,741.

Net cash provided by (used in) operations for the nine months ended September 30, 2018 was $(268,618) compared with $675,946 for the nine months ended September 30, 2017. The change was due to funding the Company’s increase operating loss.

Net cash (used in) investing activities for the nine months ended September 30, 2018 and 2017 was $(910,001) and $(327,786), respectively. These funds were primarily used to expand the Company’s milling operations through constructions of the Hardings Mill.

Net cash (used in) financing activities for the nine months ended September 30, 2018 and 2017 was $(369,504) and $2,338,519, respectively. The difference is due to the $2,500,000 raise in the prior year from Sale of Common Stock.

The combination of these factors led to a decrease of $1,639,106 in the Company’s cash reserve during the first nine months. Management anticipates a reversal of this trend in the fourth quarter of the year from increased revenues as a result of the Company’s expanded milling operations and mining operations.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the nine months ended September 30, 2018 and 2017 the income gain (loss) attributable portion to Goldgroup was $(258,579), and $(153,038), respectively.

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

As of September 30, 2018, and December 31, 2017 DynaMineras owed the Company $6,334,930 and $6,346,500, respectively.

As of September 30, 2018, and December 31, 2017 DynaMéxico owed the Company $4,000,000 and $4,000,000, respectively.

As of September 30, 2018, and December 31, 2017 DynaOperaciones owed the Company $225,000 and $225,000, respectively.

As of September 30, 2018 and December 31, 2017 DynaMéxico owed DynaMineras $2,273,500 and $2,539,639, respectively.

As of September 30, 2018, and December 31, 2017 DynaOperaciones owed DynaMineras $7,134,800 and $6,077,325, respectively.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In September 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had a receivable from DynaResource Nevada, Inc. of $0 and $0 at December 31, 2017 and 2016 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of September 30, 2018 and December 31, 2017, respectively.

Minority Interest Holder in DynaMéxico Attempts to Interfere with Activities at San Jose de Gracia (2016)

Goldgroup Mining Inc., Vancouver, BC. (“GGA.TO” – “Goldgroup Mining”), a Minority Interest Holder in DynaMéxico through a Mexican subsidiary Goldgroup Resources Inc., issued a press release on September 27, 2016 claiming to announce a closing of mining operations at the SJG Project, which was misleading, deceptive, and proved to be false. Goldgroup Mining issued the September 27 press release without independently confirming the facts – and admitted its failure to confirm the facts in the release. DynaMéxico corrected the misleading press release issued by Goldgroup Mining as described below:

1.  DynaMéxico herein states the facts:

(a) Following an unscheduled inspection of the mining operations at the SJG Project on September 26, 2016 by a Sinaloa State governmental agency, an order of temporary work stoppage was quickly overturned by Sinaloa State court order.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2018, our Chief Executive Officer and Chief Financial Officer as of September 30, 2018, and as of the date of this Report, have concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First, the size of the Company and inherent limitations in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors and the Companies external auditors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c)	The AAA does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006

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

Date: November 14, 2018

