Form 10-K
period 2018-12-31
DYNARESOURCE INC
filed 2019-04-08
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2018, was $14,751,511 based on the closing price of $1.20 per share as reported on the OTCQB.  For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 17,722,825 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (March 31, 2019).

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference.

None.

2

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

In 2005, the Company formed DynaMineras. DynaMineras entered into an operating agreement with DynaMéxico on April 15, 2005. Because of that agreement and subsequent amendments to that agreement, DynaMineras is the exclusive operating entity for the SJG Project.

Also in 2005, the Company formed another wholly owned subsidiary, DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”). DynaOperaciones entered into a personnel management agreement with DynaMineras and, because of that agreement, is the exclusive management company for personnel and consultants involved at the SJG Project.

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

After giving effect to the issuance to DynaUSA of the 300 Series B Variable Capital shares of DynaMéxico as described above, the current outstanding Capital of DynaMéxico is set forth in the table below:

DynaMéxico Shareholder	Fixed Capital Series "A" Shares	Variable Capital Series "B" Shares	Total Capital Shares(Series A and B)
DynaResource, Inc.	099	300	399
Koy W. (“K.D.”) Diepholz	001	-	001
Goldgroup Resources Inc.	-	100	100

Total Capital Issued	100	400	500

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

During 2018, we reported the delivery and sale of 13,418 net Oz gold contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracia Property in México.

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

Mining Royalties.    In October 2013, the Mexican lower house passed a bill levying a tax-deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% surcharge on precious metals revenue for mining companies. The effective date of the law was January 1, 2014. Although there are a few uncertainties surrounding the scope, calculation and enforcement of the royalty, based on the Company's current interpretation of the bill, the royalty or surcharge was not material for 2016.

Environmental Law.    The Environmental Law in México, called the "General Law of Ecological Balance and Protection to the Environment" ("General Law"), provides for general environmental policies, with specific requirements for certain activities such as exploration set forth in regulations called "Mexican official norms". Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuraduria Federal de Protección al Ambiente (known as "PROFEPA").

The primary laws and regulations used by the State of Sinaloa, where our San Jose de Gracia property is located, in order to govern environmental protection for mining and exploration are: The General Law, Forestry Law, Residues Law, as well as their specific regulations on air, water and residues, and the Mexican official norms (known as "NOM-120"). In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploitation and exploration stage. The time required to obtain the required permits is dependent on a few factors including the type of vegetation and trees impacted by proposed activities.

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

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the year ended December 31, 2018, the Company sold gold-silver concentrates to the following purchasers:

Dore:	None.
Gold-Silver Concentrates:	Mercuria Commodities Trading S.A. de C.V.

Employees

As of December 31, 2018, we had 210 employees, including 205 employees based in México, and 5 in the United States. Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

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

Metal	2012	2013	2014	2015	2016	2017	2018
Gold	$1,669.00	$1,411.00	$1,266.00	$1,175.00	$1,236.00	$1,244.00	$1,268.00
Silver	31.15	23.79	19.08	13.90	17.14	17.77	15.71
Copper	3.61	3.32	3.11	2.09	2.54	2.80	2.96

As of March 31, 2019, the price of gold was $1,295 per ounce. Should a downward trend in prices occur, there is a possibility that we may record impairment charges in 2018, or in future years.

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

In 2015, the Company commenced test mining and pilot milling operations. And during 2018, the Company improved and expanded its operations in order to increase outputs from the test mining and pilot milling activities.

The Company and its subsidiaries have $2,685,576 cash on hand at December 31, 2018. The Company could incur test pilot production expenses and corporate expenses greater than the amount of available cash on hand. The Company may need to raise additional funds in order to support its activities. If the Company needs to raise additional capital, its common stock could be diluted. Further, if the Company is unable to raise funds to meet its obligations, the value of its common stock may decline.

Substantial Control of Chairman / Preferred Shares

The Company’s Chairman / CEO owns 100% of the outstanding shares of Series A preferred stock. The Series A preferred shares retain the right to elect a majority of the members of the Company’s Board of Directors. Such ownership and concentration of control may have the effect of delaying, deferring or preventing a change in control of the Company, even if the transaction could be determined to be beneficial to Company’s stockholders.

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

There is currently only a limited public market for the Company’s Common Stock and there can be no assurance that a more robust trading market will develop further or be maintained in the future. An active trading market may not develop and if not, the market value could decline to a value below the amount investors paid for stock. Additionally, if the market is not active or illiquid, investors may not be able to sell the securities of the Company.

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

Title Matters

No Guarantee of Title

The Company has investigated title to all mineral claims and properties, and, to the best of its knowledge, title to all mineral claims and properties comprising the SJG District is in good standing. However, there can be no assurance of complete title, nor guarantee of title.  The mineral claims and properties may be affected by undetected defects in title, such as the reduction in size of the mineral claims and other third-party claims affecting the Company's rights.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms to develop additional mining operations.

We will need to obtain additional financing, either in the form of debt or equity financing, to fund development of additional mining operations at the San Jose de Gracia project and to continue our administrative activities. Our ability to obtain necessary funding, in turn, depends upon a few factors, including the state of the economy and applicable commodity prices. We may not be successful in obtaining the required financing for San Jose de Gracia or other purposes, on terms that are favorable to us or at all, in which case, our ability to continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and the possible partial or total loss of our interest in certain properties.

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

The mineralized material identified on our properties, including the San Pablo mine where we are currently conducting test mining activities does not and may never demonstrate economic viability. Substantial expenditures are required to establish reserves through drilling and additional study and there is no assurance that reserves will be established. The feasibility of mining at San Jose de Gracia, or any other property has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a few factors, including the particular attributes of the deposit, including size, grade, metallurgical recoveries and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, our investment in that property may be lost, and the market value of our securities may suffer.

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

Legislation has been enacted that affects the mining industry

In México, in October 2013, the Mexican lower house passed a bill proposing a tax-deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% on precious metals revenue for precious metals mining companies. In addition, the long-term corporate tax rate is expected to remain at 30% rather than being reduced to 28% as originally planned. The Mexican Senate approved the provisions of the Tax Reform on October 31, 2013. The effective date of the law was January 1, 2014.

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

Costs at any particular mining location are subject to variation due to a few factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the mineralized bodies, as well as the age and utilization rates for the mining and processing-related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete and mining and processing-related equipment and facilities. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.

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

Majority Ownership of DynaMéxico

DynaUSA owns 80% of the outstanding share capital of DynaMéxico – the 100% owner of the SJG Project. Because of this shared ownership (80%/20%), any current benefits to be derived from the ownership of DynaMéxico could be distributed on an 80%/20% basis.

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

The Company’s Chairman and CEO is also President of DynaMéxico and President of DynaMineras, and the CEO holds a broad power of attorney granted by the shareholders of DynaMéxico. The power of attorney gives the CEO broad authority to act for DynaMéxico. The power of attorney held by the CEO is consistent with the laws in México, whose laws are based on a civil code.

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

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have no insurance to guard against any of these risks, except in very limited circumstances. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All these factors may result in losses in relation to amounts spent which are not recoverable.

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

We are subject to litigation risks.

All industries, including the mining industry, are subject to legal claims, with and without merit. Defense and settlement costs can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any legal proceeding, including regulatory proceedings, could have a material adverse effect on our financial position and results of operations.

Risks Relating to Our Common Stock

A small number of existing shareholders own a significant portion of DynaResource, Inc. common stock, which could limit your ability to influence the outcome of any shareholder vote.

The Chairman/CEO currently owns approximately 10.5% of total outstanding common shares and the management and members of the Board of Directors as a group own approximately 30.64% of common shares outstanding. These blocks of ownership could limit another stockholders’ ability to influence the outcome of any shareholder vote.

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

During the 2018 calendar year the price of our stock has ranged from a low of $.78 to a high of $1.25. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

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

Alteration at San José de Gracia is laterally and vertically zoned from discrete zones of silicification to broad zones of illite to clay alteration with increasing elevation and/or distance from the main feeder structures.  Faulting and tilting of the mineralization system have affected the surface distribution of alteration and in general has exposed deeper portions of the system in the northeast and exposed shallower, more distal portions of the hydrothermal system in the southwest part of the property.

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

Licenses and Concessions

The SJG District is comprised of 33 mining concessions covering 9,920 hectares (24,513 acres) and is located within the Sierra Madre gold-silver belt, where the majority of hydrothermal deposits in México are located. The Company’s mining concessions, all of which are formally held by DynaMéxico, are granted by the Mexican government, or acquired from previous owners. The Company’s concessions are comprised of a combination of exploration concessions and development concessions, are filed in the Public Registry of Mining, and are scheduled to expire from 2028 through 2058. The concessions can be renewed prior to the expiry dates. The table below contains a listing of the mineral concessions currently held by DynaMéxico.

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

In July 2018 in connection with settlement of prior years’ concessions, DynaMéxico’s reduced its Francisco Arturo concession from 62,481 hectares to 3,274 hectors. This reduced the total concessions holdings from 69,121 hectares (170,802 acres) to 9,920 hectares (24,513 acres)

Current Mining Concessions - San José de Gracia

Claim Name	Claim Number	Staking date	Expiry	Hectares	Taxes / ha (pesos)
AMPL. SAN NICOLAS	183815	22/11/1988	21/11/2038	17.4234	111.27
AMPL. SANTA ROSA	163592	30/10/1978	29/10/2028	25.0000	111.27
BUENA VISTA	211087	31/03/2000	30/03/2050	17.9829	63.22
EL CASTILLO	214519	02/10/2001	01/10/2051	100.0000	31.62
EL REAL 2	216301	30/04/2002	29/04/2052	280.1555	31.62
FINISTERRE FRACC. A	219001	28/01/2003	27/01/2053	18.7856	31.62
FINISTERRE FRACC. B	219002	28/01/2003	27/01/2053	174.2004	31.62
GUADALUPE	189470	05/12/1990	04/12/2040	7.0000	111.27
LA GRACIA I	215958	02/04/2002	01/04/2052	300.0000	31.62
LA GRACIA II	215959	02/04/2002	01/04/2052	230.0000	31.62
LA LIBERTAD	172433	15/12/1983	14/12/2033	97.0000	111.27
LA NUEVA AURORA	215119	08/02/2002	07/02/2052	89.3021	31.62
LA NUEVA ESPERANZA	226289	06/12/2005	05/12/2055	40.0000	7.6
LA UNION	176214	26/08/1985	25/08/2035	4.1098	111.27
LOS TRES AMIGOS	172216	27/10/1983	26/10/2033	23.0000	111.27
MINA GRANDE	163578	10/10/1978	09/10/2028	6.6588	111.27
NUEVO ROSARIO	184999	13/12/1989	12/12/2039	32.8781	111.27
PIEDRAS DE LUMBRE 2	215556	05/03/2002	04/03/2052	34.8493	31.62
PIEDRAS DE LUMBRE 3	218992	28/01/2003	27/01/2053	4.3098	31.62
PIEDRAS DE LUMBRE No.4	212349	29/09/2000	28/09/2050	0.2034	63.22
PIEDRAS DE LUMBRE UNO	215555	05/03/2002	04/03/2052	40.2754	31.62
SAN ANDRES	212143	31/08/2000	30/08/2050	385.0990	63.22

SAN JOSÉ	208537	24/11/1998	23/11/2048	27.0000	111.27
SAN MIGUEL (1)	183504	26/10/1988	25/10/2038	7.0000	111.27
SAN NICOLAS	163913	14/12/1978	13/12/2028	55.5490	111.27
SAN SEBASTIAN	184473	08/11/1989	07/11/2039	40.0000	111.27
SANTA MARIA	218769	17/01/2003	16/01/2053	4.2030	31.62
SANTA ROSA	170557	13/05/1982	12/05/2032	31.4887	111.27
SANTO TOMAS	187348	13/08/1986	12/08/2036	312.0000	111.27
TRES AMIGOS 2	212142	31/08/2000	30/08/2050	54.4672	63.22
FINISTERRE 4	231166	18/01/2008	17/01/2058	2142.1302	5.08
FRANCISCO ARTURO	230494	06/09/2007	27/03/2057	3.279.56
TOTAL				9,919.58

(1) According to the records of the Mines Registry Office, the registered owners to 100% undivided title to the San Miguel (t.183504) mining concession are: Maria Trinidad Acosta Salazar (25%), Miguel López Medina (25%), Josefa González Castro (25%) and Otilia Tracy Vizcarra (25%). On October 17, 2000 and March 8, 2001, DynaMéxico signed with each of Miguel Lopez Medina and Josefa Gonzalez Castro, respectively, agreements for the transfer to DynaMéxico of 50% undivided title to the San Miguel (t.183504) mining concession (the “San Miguel Transfer Agreements”).

In respect to the San Miguel Transfer Agreements, DynaMéxico has been advised that in order for the San Miguel Transfer Agreements to produce legal effects and be eligible for registration before the Mines Registry Office, DynaMéxico is required to first obtain the legal consent to such transfers, or the written relinquishment of first rights of refusal, from Maria Trinidad Acosta Salazar and Otilia Tracy Vizcarra (or court-appointed estate executor). In addition to the San Miguel Transfer Agreements, DynaMéxico has entered into the following Promise to Sell and Purchase Agreements (the “San Miguel Promise to Sell and Purchase Agreements”):

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

In respect to the San Miguel Promise to Sell and Purchase Agreements, DynaMéxico has been advised that:

(a) with respect to the Promise to Sell and Purchase Agreement signed on March 8, 2001 among DynaMéxico and Maria Trinidad Acosta Salazar, to contact Ms. Maria Trinidad Acosta Salazar to demand compliance with such agreement by executing the definitive transfer to DynaMéxico of the 25% undivided title to the San Miguel (t.183504) mining concession registered in her name, and

(b) with respect to the Promise to Sell and Purchase Agreement signed on December 15, 2000 among DynaMéxico and Margarita Tracy Vizcarra, the sister of the deceased Otilia Tracy Vizcarra, the estate of Otilia Tracy Vizcarra requires the appointment of a court-appointed executor that would be capable under Mexican law to formally grant the estate´s consent for the execution of the San Miguel Transfer Agreements, to relinquish the estate´s first rights of refusal or to request court approval for the transfer to DynaMéxico of the 25% undivided interest in the San Miguel (t.183504) mining concession registered in the name of the deceased Otilia Tracy Vizcarra.

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

Suspension of Pilot Operations (2006)

The Company initiated the test mining and pilot mill operations in 2003 and, at that time, gold prices were depressed. Exploration funding opportunities, while available, were deemed to be too dilutive by Company management. Subsequently, in 2006, commodities prices were rising, and the Company was able to negotiate acceptable financing in order to fund exploration activities. Therefore, the Company suspended its test mining and pilot mill operations in 2006 in order to focus on the exploration of the vast SJG District. While the test mining and pilot milling operations were considered successful (see results in the table above), small scale operations were not expected to provide the necessary capital in order to fund exploration of a project the size of SJG.

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

Magnetic and IP Surveys (2009)

Magnetic and IP (“Induced Polarization”) surveys were conducted throughout the SJG district in 2009, covering an area of approximately 15 Sq. kilometers. IP is the primary geophysical target at SJG and is expected to identify pyrite-based mineralization hosting gold. Initial Survey Grid lines were located approximately perpendicular to inferred geologic strike. The data response from these grid lines indicate one or more IP sources that dip northwest. Additional grid lines were crossed with the initial lines and appear to identify two separate IP sources. Grid lines to the South appear to indicate an IP source at > 250 Meters.

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

DynaMéxico Permit Filings / Permits History (2003 – 2018)

●	On February 10, 2003, SEDENA granted DynaMéxico an Explosives Permit for use and storage of explosives materials in SJG.

●	In June 2006, DynaMéxico ceased use of explosives materials in its mining activities at SJG and requested suspension of the Explosives Permit. The Explosives Permit has been temporarily suspended by SEDENA and DynaMéxico will be required to file a re-activation application to re-activate the Explosives Permit.

●	On June 28, 2010, DynaMéxico filed a Preventive Exploration Notice at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purisima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.

●	On July 21, 2010, SEMARNAT authorized DynaMéxico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of 36 months, as SEMARNAT determined that such activities fall within the framework of Norm 120. SEMARNAT’s approval was subject to the following conditions: (a) DynaMéxico’s filing of a CSUP Application (referenced below) and approval thereof by SEMARNAT, and (b) posting of a bond in the amount of $134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMéxico.

●	On August 9, 2010, DynaMéxico filed a CSUP Application and a Technical Justification Study at the offices of SEMARNAT to carry out certain mineral exploration activities at the La Prieta, San Pablo, La Purisima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracia Project.

●	On December 20, 2010, SEMARNAT approved the CSUP Application and Technical Justification Study filed by DynaMéxico with respect to the San José de Gracia Project and authorized DynaMéxico to conduct mineral exploration activities on 5.463 hectares of the San José de Gracia Project for a term of 36 months.

●	On March 8, 2012, the Director of Water Administration of CONAGUA certified in writing the rights of DynaMéxico to use exploit and extract 1,000,000 cubic meters of water per year from the extraction infrastructure located in San José de Gracia. CONAGUA determined that DynaMéxico’s water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMéxico will be subject to applicable levies imposed by the Mexican tax authorities under applicable tax laws.

●	On June 17, 2013, DynaMéxico received from SEMARNAT, the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at SJG ("the SEMARNAT-SJG Mill Permit," and, the "SEMARNAT Permit"). Under the terms of the SEMARNAT-SJG Mill Permit, DynaMéxico will be responsible to maintain the SJG pilot mill facility, and including the adjacent tailings pond area, in compliance with the regulations described in la Norma Oficial Mexicana ("NOM-141-SEMARNAT-2003).

●	On July 31, 2013, SEMARNAT authorized DynaMéxico to conduct the mineral exploration activities referenced in the Preventive Exploration Notice, for a term of an additional 18 months, extending the initial term of 36 months as SEMARNAT had determined on July 10, 2010. SEMARNAT determined that such activities fall within the framework of Norm 120.

●	On December 31, 2013, DynaMéxico received from SEMARNAT the approval and permission which allows for mining activities and the exploitation of the San Pablo area of San Jose de Gracia.

●	On January 6, 2014, DynaMineras entered into a 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia. The 20 Year Land Lease Agreement is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $74,000 USD as of April 10, 2018), commencing in 2014. Additionally, under the description of the Land Lease Agreement, DynaMineras constructed a Medical Facility at SJG during 2017. The land lease agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted test mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

DynaMéxico Bonding Requirements (2010)

●	Under the Exploration Permit issued to DynaMéxico on July 21, 2010, SEMARNAT imposed upon DynaMéxico a bonding obligation in the amount of $134,487 Mexican Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities referenced in the Preventive Exploration Notice. The bond was timely posted by DynaMéxico.

●	Under the CSUP issued to DynaMéxico on December 20, 2010, SEMARNAT imposed upon DynaMéxico a bonding obligation of $116,911 Mexican Pesos for reforestation and remediation measures with respect to the San José de Gracia Project. The bond was timely posted by DynaMéxico.

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

Capital Investment (2015)

The capital investment program consisted of a net total of $3,565,000 USD and is generally described below:

●	Contract Mining ($713,000); including $250,000 Deposit (advance for services), and $513,000 in direct mining costs, explosives, and payments to contractor;

●	Mine related costs ($290,000); including mine plan development, permits, assays, consulting, mine supplies, and equipment items expensed;

●	Mill and Camp ($613,000); Improvements to the Mill and Camp, including pre-operation expenses;

●	Personnel Costs ($673,000); including payroll and consulting expenses;

●	Equipment ($636,000); long term equipment purchases including transportation, mine loading and hauling, generators, compressors and pumps;

●	Overhead ($285,000); including legal expenses, consulting, and administration;

●	IVA ($272,000); Value added taxes paid, and refundable;

●	Land Use and Rental ($83,000);

Year 2017 Improvements and Expansion

During 2017 the Company initiated and completed the following capital projects at SJG to improve and expand test mining and pilot milling operations:

●	Medical facility (SJG Clinic):	$107,500;

●	Expanding camp, office, and infrastructures:	$145,500;

●	Expanding tailings pond, installing liners:	$265,000;

●	Improving, setting new foundation, and re-installing the Denver Mill:	$257,000;

●	Installing Mill #3:	$258,000;

●	Machinery & Equipment:	$200,000;

●	Transportation:	$40,000;

	Total	$1,273,500;

Year 2018 Improvements and Expansion

During 2018 the Company initiated capital projects at SJG in the amount of $1,039,000 USD to improve and expand test mining and pilot milling operations:

●	Machinery & Equipment:	$224,000;

●	Transportation:	$3,000;

●	Medical facility:	$15,000;

●	Installing Mill #3:	$797,000;

	Total:	$1,039,000;

Summary of Test Mining and Pilot Mill Operations for 2015, 2016, 2017, and 2018:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.0%	1,495	1,308
2016	33,172	12.70	79.7%	10,836	8,668
2017	35,170	12.95	85%	12,636	10,740
2018	52,038	9.82	86.11%	14,147	13,418

DynaMineras expects to continue to increase its test underground mining activity and pilot milling operations in 2019; and projects the increased output to 300 tons/day from the mine and mill during 2019.

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

A concise translation to English of the Oct. 5, 2015 Resolution (the resolution portion of the Definitive Sentence) is set forth below:

FIRST:	The action and litigation based on commercial law filed by DynaMéxico is valid and enforceable, and where Goldgroup and the American Arbitration Association were found to be in default, was proper.

SECOND:	Goldgroup is declared in breach of its corporate duties, for failure to refrain from claiming direct ownership of 50% of the San José de Gracia Mining Project.

THIRD:	Goldgroup is condemned and ordered to pay to DynaMéxico the amount of USD $20,000,000 (Twenty Million Dollars) in damages caused by Goldgroup to DynaMéxico, deriving from its breach of obligations in refraining from claiming direct ownership of 50% of the San Jose de Gracia Mining Project; which amount should be paid within five days upon execution of this order and resolution.

FOURTH:	Goldgroup is condemned and ordered to pay to DynaMéxico the amount of USD $28,280,808.34 (Twenty Eight Million Two Hundred and Eighty Thousand Eight Hundred and Eight and 34/100 Dollars), for breach of its corporate duty and covenants with regards to the San Jose de Gracia mining project, as a result of depriving profits from DynaMéxico which DynaMéxico could have earned for the sale of gold produced and extracted during the years 2013 and 2014; amounts that should be paid within five days upon execution of this order and resolution.

FIFTH:	Goldgroup is condemned and ordered to pay losses and damages to DynaMéxico, which Goldgroup continues to cause, until full payment of the above-mentioned amounts has been made, which damages, and losses shall be calculated by an expert opinion in a corresponding legal procedure related to this litigation.

SIXTH:	Pursuant to Article 1424 of the Commercial Code of México, the arbitration provision established under clause 8.16 of the Earn In/Option Agreement, dated as of September 1, 2006, is ineffective and impossible to execute.

SEVENTH:	This Court declares that any controversy arising from the Earn In/Option Agreement must be brought and resolved under Mexican Law and by competent Mexican Courts with proper jurisdiction, in recognition of the waiver and exclusion of the arbitration clause (contained in the Earn In/Option Agreement) by both parties.

EIGHT:	This Court declares that the American Arbitration Association must abstain from hearing arbitration procedure number 50 501 T 00226 14, or any other ongoing and/or future arbitration proceeding already filed or that may be filed by the co-defendant Goldgroup against DynaResource.

NINTH:	This Court declares that the American Arbitration Association does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006.

TENTH:	This Court declares, that the American Arbitration Association does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.

ELEVENTH:	This Court declares, that the American Arbitration Association does not have jurisdiction to hear any matters where Koy Wilber Diepholz, who is the President of the Board of Directors of DynaMéxico, and has been personally sued in relation to the arbitration clause established under clause 8.16 of the Earn In/Option Agreement, dated September 1, 2006, since he signed the mentioned instrument in representation of the Company and not in his personal capacity.

TWELFTH:	The expenses and costs associated with these proceedings are hereby waived.

THIRTEENTH:	LET IT SO BE PUBLISHED. A Copy of this Order and Sentence shall be found in the corresponding record.

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

  (D) DynaMéxico obeyed the October 5, 2015 Court Order and did not attend the Arbitration hearing.

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

Complaint filed by Goldgroup against the May 17, 2013 Shareholders’ Meeting of DynaMéxico

On February 2nd, 2014, Goldgroup Resources Inc. filed a petition with the Judge of the Tenth District Mazatlán, according to record 08/2014, in the ordinary commercial action, against DynaResource Inc., and DynaResource de México, S.A. de CV. (“DynaMéxico”). In the Petition, Goldgroup complains against the results of the shareholders meeting of DynaMéxico of May 17, 2013, and petitions for the nullification of the meeting itself and for the nullification of the additional shares of the outstanding capital of DynaMéxico issued to DynaResource, Inc. in satisfaction of debts owed to DynaResource.

DynaResource and DynaMéxico filed a response on January 9, 2016, and the matter was. DynaMéxico will vigorously defend against all such complaints by Goldgroup, as there exists no legal basis for the complaint by Goldgroup against the May 17, 2013 shareholders meeting of DynaMéxico.

On October 31, 2018, the Judge of the Tenth District declared the Expiration of the Trial, due to inactivity of Goldgroup in the process, and the Judge decreed the Trial as a concluded and filed trial. As a result, the shareholders' meeting of May 17, 2013 remains valid.

On November 16, 2019, Goldgroup appealed the declaration of Expiration of the Trial.

On February 12, 2019, the Court of Appeals (Segundo Tribunal Unitario de Circuito in Mazatlán) confirmed the resolution issued October 31, 2018 by the Judge of Tenth District and declared and confirmed the Expiration of the Trial, due to the inactivity of Goldgroup to the process, and therefore the Court of Appeals decreed the matter as a concluded and filed trial. As a result, the shareholders' meeting of May 17, 2013 remains valid.

Goldgroup has filed a writ of amparo against the resolution of the Court of Appeals that confirmed the declaration of expiration of the trial. This Amparo Trial is pending resolution.

Litigation(s) in México – Company as Plaintiff

The Company, and DynaMéxico have filed several legal actions in México against Goldgroup Mining Inc. and Goldgroup Resources Inc., and certain individuals retained as agents of Goldgroup Mining Inc., or Goldgroup Resources. The Company and DynaMéxico are plaintiffs in the actions filed in México and the outcomes are pending.

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

Year ended December 31, 2018	Low	High
First Quarter	1.05	1.25
Second Quarter	1.14	1.25
Third Quarter	1.14	1.25
Fourth Quarter	0.78	1.25

Year ended December 31, 2017	Low	High
First Quarter	1.00	1.60
Second Quarter	1.01	1.35
Third Quarter	0.90	1.35
Fourth Quarter	0.90	1.25

As of March 31, 2019, there were outstanding 17,722,825 shares of our common stock, which were held by approximately 569 shareholders of record. This figure does not include shareholders that hold their shares in street name or with a broker.

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

During the fiscal year ended December 31, 2018, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 10-K, we have not sold any equity securities not registered under the Securities Act.

During the fiscal years ended December 31, 2018 and 2017, no securities of the Company were authorized for issuance under equity compensation plans.

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

Suspension of Production Activities (2006)

The Company initiated the test production activity in 2003 and, at that time, gold prices were depressed. Exploration funding opportunities, while available, were deemed to be too dilutive by Company management. Subsequently, in 2006, commodities prices were improving, and the Company was able to negotiate financing in order to fund exploration activities. Therefore, the Company suspended test mining activities in 2006 in order to focus on the exploration of the vast SJG District. While the test mining and pilot milling operations were considered successful (see results in the table above), a small-scale production operation was not expected to provide the necessary capital in order to fund exploration of the vast SJG District. The limited-scope pilot production activity provided significant benefits through confirmation of production grades, metallurgy and process, efficiency of recoveries, and production costs.

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

The total unpaid advances made by DynaMineras to DynaMéxico as of December 31, 2018 is $2,373,500. And, in addition, the total balance owed by DynaMéxico to the Company as of December 31, 2018 is $4,000,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”) and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

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

Rehabilitation and Start-up of Pilot Mill Facility at San Jose de Gracia

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, DynaMineras has rehabilitated the pilot mill facility at SJG and it has rehabilitated the San Pablo mine. The SJG pilot mill facility (a gravimetric-flotation circuit) is designed to process bulk samples mined from selected target areas of SJG, including San Pablo. Operations at SJG are managed by DynaMineras and are projected to be similar to those conducted by DynaMéxico during 2003-2006.

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

Land Use and Rental ($83,000);

Year 2017 Improvements and Expansion

During 2017 the Company initiated capital projects at SJG in the amount of $1,273,500 USD to improve and expand test mining and pilot milling operations:

●	Medical facility:	$107,500;

●	Expanding camp, office, and infrastructures:	$145,500;

●	Expanding tailings pond, installing liners:	$265,000;

●	Improving, setting new foundation, and re-installing the Denver Mill:	$257,000;

●	Installing Mill #3:	$258,000;

●	Machinery & Equipment:	$200,000;

●	Transportation:	$40,000;

	Total	$1,273,500;

Year 2018 Improvements and Expansion

During 2018 the Company initiated capital projects at SJG in the amount of $1,039,000 USD to improve and expand test mining and pilot milling operations:

●	Machinery & Equipment:	$224,000;

●	Transportation:	$3,000;

●	Medical facility:	$15,000;

●	Installing Mill #3:	$797,000;

	Total:	$1,039,000;

Summary of Test Mining and Pilot Mill Operations for 2015, 2016, 2017 and 2018:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.0%	1,495	1,308
2016	33,172	12.70	79.7%	10,836	8,668
2017	35,170	12.95	85.00%	12,636	10,740
2018	52,038	9.82	86.11%	14,147	13,418

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $14,059,697 in 2018 and $10,850,091 in 2017.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,151	$1,236
2017	$1,379	$1,101	$1,244
2018	$1,355	$1,178	$1,288

Source: Kitco, Reuters and the London Bullion Market Association

On March 19, 2019, the afternoon fixing gold price on the London Bullion Market was $1,295 per ounce.

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

 Results for the Years Ended December 31, 2018 and 2017

Summary of Test Mining and Pilot Mill Operations for 2017 and 2018:

Year	Total Tons Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2017	35,170	12.95	85.00%	12,636	10,740
2018	52,038	9.82	86.11%	14,147	13,418

DynaMineras expects to continue to increase its test underground mining activity and pilot milling operations in 2018; and projects the increased output from to 250 tons/day from the mine and mill during 2018.

Test pilot operations in 2018 yielded 52,038 Tons mined and processed from underground test mining activity and pilot milling operations; and the production of approximately 14,147 gross Oz Au, and net of dry weight adjustments at the buyer’s facilities, the production of approximately 13,418 Oz Au. The Company reports net revenue of $14,059,697 net of buyer’s price discount and refining and treatment costs.

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

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2019; and projects the output of 300 tons/day from the mine and mill in 2019.

REVENUE. Revenues for the years ended December 31, 2018 and 2017 were $14,059,697 and $10,850,091, respectively. The Company continued the test mining and pilot mill processing at San Jose de Gracia, including the production and sale of precious metals concentrates. The increase is reflective of the increase tonnage mined detailed above as a result of the opening of the San Jose Garcia East mine as well as increase production activity from the expansion of operating in the second half of 2017.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the years ended December 31, 2018 and 2017 were $1,716,721 and $1,558,084, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. The increase is consistent with the increase production and revenue.

MINE PRODUCTION COSTS. Mine production costs for the years ended December 31, 2018 and 2017 were $2,807,474 and $1,178,162 respectively. These costs are directly related to the extraction of mine tonnage to be processed at the mill. The increase is consistent with the increase tonnage mined.

MINE EXPLORATION COSTS. Mine exploration costs for the years ended December 31, 2018 and 2017 were $3,639,791 and $3,218,831, respectively. These are the cost of extracting waste material to reach the materials to be extracted for processing. The percentage increase was less than the production increase as a result of more targeted mining.

MINE EXPANSION COSTS: Mine expansion costs for the years ended December 31, 2018 and 2017 were $426,896 and $253,231, respectively. These were the cost associated with preparing the San Jose de Gracia East Mine for production. The Company completed the mine expansion project in the first half of 2018 and begin actively mining the San Jose de Gracia East mine in the second quarter.

TRANSPORTATION. Transportation costs for the years ended December 31, 2018 and 2017 were $645,504 and $576,315, respectively. These are the costs of transporting the product to the customer for treatment and sale. The increase was consistent with the increased revenue

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the years ended December 31, 2018 and 2017 were $2,796,279 and $1,226,897, respectively. These are the support cost of the mining facilities including housing, food, security and warehouse operations. The camp capacity was doubled in the second half of 2017 resulting in a full year of expenses in 2018.

PROPERTY HOLDING COSTS. Property holding costs for the years ended December 31, 2018 and 2017 were $1,310,220 and $702,599, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. The increase was a result of increase concessions on the Francisco Arturo lease and settlement of prior year concessions for amount in excess of the accrual.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the years ended December 31, 2018 and 2017 were $2,203,366 and $2,609,675 respectively. These are the cost of operating the Company not directly associated with the mine operations including management, accounting and legal expenses.

OTHER INCOME (EXPENSE). Other income for the years ended December 31, 2018 and 2017 was $1,553,851 and $3,155,274, respectively. Included in this category in 2018 is interest expense of $(391,757), other expense of $(323,034), Change in Derivative Liability of $2,206,825, gain on sale of assets of $10,492 and currency transaction gain (loss) of $51,325. Included in this category in 2017 is interest expense of $(158,944), change in derivative of $1,924,582 and currency transaction gain or (loss) of $1,388,573.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the years ended December 31, 2018 and 2017 was $386,089 and $125,501, respectively. This represents the non-controlling interest share of DynaMéxico’s loss.

OTHER COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the years ended December 31, 2018 and 2017 consisted of unrealized currency losses of $178,473 and $(1,781,773) respectively.

Liquidity and Capital Resources

As of December 31, 2018, the Company had working capital of $(1,783,693), comprised of current assets of $6,567,578 and current liabilities of $8,351,271, of which $974,683 is a derivative liability. This represents an increase of $41,161 from the working capital maintained by the Company of $(1,824,854) with a derivative liability of $3,181,508 as of December 31, 2017. The primary reason for this deficit is recognition of financial statement derivatives incurred in the issuance of Preferred C shares in 2015. The Company continued to ramp up the operations to the refurbishment of the pilot mill facility and the rehabilitation of the San Pablo mine at San Jose de Gracia.

Net cash provided (used) in operations for the year ended December 31, 2018 was $508,249 compared to $2,058,586 in the year ended December 31, 2017. The decrease is primarily the result of the decrease in net income of $2,527,709 for the year ended December 31, 2017 to a net (loss) of $(211,518) in the current year offset by an increase in payables and customer advances.

Net cash (used) in investing activities for the years ended December 31, 2018 and 2017 was $(1,019,607) and $(1,273,189), respectively. Both years amount consisted of capital expenditures necessary for the expansion of mining operations detailed elsewhere.

Cash provided (used) provided by financing activities for the year ended December 31, 2018 was $(512,136) compared to $2,328,106 for the year ended December 31, 2017. The swing was a result of $2,500,000 in proceeds from the issuance of stock as a result of the exercise of warrants in the year ended December 31, 2017. There were no funds raised from the issuance of stock in the current year. In additions cash used for repayment of debt rose from $171,894 in the prior year to $512,136 this year.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the years ended December 31, 2018 and 2017 the portion of the net loss attributable to Goldgroup was $(386,089) and $(125,501), respectively.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

As of December 31, 2018, and December 31, 2017 DynaMineras owed the Company $6,392,705 and $6,346,500, respectively.

As of December 31, 2018, and December 31, 2017 DynaMéxico owed the Company $4,000,000 and $4,000,000, respectively.

As of December 31, 2018, and December 31, 2017 DynaOperaciones owed the Company $225,000 and $225,000, respectively.

As of December 31, 2018, and December 31, 2017 DynaMéxico owed DynaMineras $2,373,500 and $2,539,639, respectively.

As of December 31, 2018, and December 31, 2017 DynaOperaciones owed DynaMineras $7,134,808 and $6,077,325, respectively.

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

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico as a Due to Non-Controlling Interest at December 31, 2018 and 2017.

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had a receivable from DynaResource Nevada, Inc. of $0 and $0 at December 31, 2018 and 2017 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of December 31, 2018 and 2017, respectively.

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

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2018 and 2017. The financial statements as of December 31, 2018 and 2017 of the Company included in this Form 10-K have been audited by Whitley Penn LLP, an independent registered public accounting firm, as set forth in their report.

Financial Statements included in the Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DynaResource, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Whitley Penn LLP

Dallas, Texas

April 8, 2019

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$2,685,576	$3,528,735
Accounts Receivable	1,074,724	323,315
Inventories	1,588,778	907,982
Foreign Tax Receivable	845,564	732,241
Other Current Assets	372,936	38,397
Total Current Assets	6,567,578	5,530,670

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $1,203,562 and $974,154)	2,449,354	1,698,070
Mining Concessions	4,132,678	4,132,678
Investment in Affiliate	70,000	70,000
Other Assets	96,409	61,894

TOTAL ASSETS	$13,316,019	$11,493,312

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2,283,803	$803,291
Accrued Expenses	1,567,840	2,059,199
Customer Advances	1,750,000	-
Due to Non-Controlling Interest	231,500	231,500
Derivative Liabilities	974,683	3,181,508
Convertible Notes Payable	838,125	950,625
Current Portion of Long-Term Debt	705,320	129,401
Total Current Liabilities	8,351,271	7,355,524

Long Term Debt, Less Current Portion	1,097,915	237,910

TOTAL LIABILITES	9,449,186	7,593,434

Preferred Stock, Series C, $0.0001 per value, 1,733,221 shares Authorized, issued and outstanding	4,333,053	4,333,053
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 25,000,000 shares authorized
17,722,825 and 17,722,825 issued and outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,622,159	56,622,159
Treasury Stock, 778,980 and 778,980 shares	(2,223,891)	(2,223,891)
Accumulated Other Comprehensive income	1,247,198	1,265,853
Accumulated Deficit	(50,723,786)	(50,898,357)
Total DynaResource Inc. Stockholders' Equity	5,138,909	4,982,993
Non-Controlling Interest	(5,605,129)	(5,416,168)
TOTAL EQUITY (DEFICIT)	(466,220)	(433,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,316,019	$11,493,312

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
REVENUE	$14,059,697	$10,850,091
COSTS AND EXPENSES OF MINING OPERATION
Production Cost Applicable to Sales	1,716,721	1,558,084
Mine Production Costs	2,807,474	1,178,162
Mine Exploration Costs	3,639,791	3,218,831
Mine Expansion Costs	426,896	253,231
Camp, Warehouse and Facilities	2,796,279	1,226,897
Transportation	645,504	576,315
Property Holding Costs	1,310,220	702,599
General and Administrative	2,203,366	2,609,675
Depreciation and Amortization	278,815	153,862
Total Operating Expenses	15,825,066	11,477,656
NET OPERATING (LOSS)	(1,765,369)	(627,565)

OTHER INCOME (EXPENSE)
Foreign Currency Gains	51,325	1,388,573
Gain on Sale of Assets	10,492	-
Interest Expense	(391,757)	(158,944)
Derivatives Mark-to-Market Gain	2,206,825	1,924,582
Other Income (Expense)	(323,034)	1,063
Total Other Income	1,553,851	3,155,274

NET INCOME (LOSS) BEFORE TAXES	(211,518)	2,527,709
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(211,518)	$2,527,709

DEEMED DIVIDEND FOR SERIES C PREFERRED	(173,320)	(173,320)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	386,089	125,501

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,251	$2,476,890

EARNINGS PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Earnings Per Common Share	$0.00	$0.15
Weighted Average Shares Outstanding - Basic	17,722,825	17,076,250

Diluted Earnings Per Common Share	$0.00	$0.14
Weighted Average Shares Outstanding - Diluted	17,722,825	18,943,790

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain (Loss)	178,473	(1,781,773)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	178,473	(1,781,773)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(33,045)	$745,936

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$155,916	$147,531
NON-CONTROLLING INTEREST	$(188,961)	$598,405

The accompanying notes are an integral part of these consolidated financial statements.

 DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Series A Shares	Series A Amount	Common Shares	Common Amount	Preferred Rights	Paid In Capital	Treasury Shares	Treasury Amount	Accumulated Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total

Balance, December 31, 2016	1,000	$1	16,722,825	$167,228	$40,000	$55,083,783	1,112,313	$(3,175,515)	$3,771,532	$(53,551,567)	$(6,014,573)	$(3,679,111)
Sale of Common Stock for Cash			1,000,000	10,000		2,490,000						2,500,000
Issuance of Treasury Shares						(951,624)	(333,333)	951,624
Other Comprehensive Income (Loss)									(2,505,679)		723,906	(1,781,773)
Net Income (Loss)										2,653,210	(125,501)	2,527,709

Balance, December 31, 2017	1,000	1	17,722,825	177,228	40,000	56,622,159	778,980	(2,223,891)	1,265,853	(50,898,357)	(5,416,168)	(433,175)

									(18,655)		197,128	178,473
Net Income (Loss)										174,571	(386,089)	(211,518)

Balance, December 31, 2018	1,000	$1	17,722,825	$177,228	$40,000	$56,622,159	778,980	$(2,223,891)	$1,247,198	$(50,723,786)	$(5,605,129)	$(466,220)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$(211,518)	$2,527,709
Adjustments to reconcile net income (loss) to cash provided by operating activities
Change in Derivatives	(2,206,825)	(1,924,582)
Depreciation and Amortization	278,815	153,862
Gain on Sale of Asset	(10,492)	-
Change in Operating Assets and Liabilities
Accounts Receivable	(751,409)	130,825
Inventories	(680,796)	(346,744)
Foreign Tax Receivable	(113,323)	351,123
Other Assets	(369,054)	(10,970)
Customer Advances	1,750,000	-
Accounts Payable	1,480,512	(47,906)
Accrued Expenses	1,342,339	1,225,269
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	508,249	2,058,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(1,043,322)	(1,273,189)
Disposal of Equipment	23,715	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,019,607)	(1,273,189)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	2,500,000
Payments of Promissory Notes - Related Parties	(112,500)	(5,625)
Payments of Long-Term Debt	(399,636)	(166,269)
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES	(512,136)	2,328,106

Effects of Foreign Exchange	180,335	(1,781,773)

NET INCREASE (DECREASE) IN CASH	(843,159)	1,331,730
CASH AT BEGINNING OF PERIOD	3,528,735	2,197,005
CASH AT END OF PERIOD	$2,685,576	$3,528,735

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$396,748	$158,686
Cash Paid for Income Taxes	$-	$-
NON-CASH TRANSACTION
Issuance of Treasury Shares	$-	$951,624
Conversion of Accounts Payable to Long-Term Debt	$1,833,698	$533,580

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Investments in Affiliates

The Company owns a 19.95% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”. The Company accounts for this investment using the cost basis. The Company has significant influence over DynaNevada, but not control, due to the lack of a majority voting interest in the entity. DynaNevada has been dormant for several years. DynaUSA has no plan or intention of future funding with DynaNevada nor are any other transactions with DynaNevada contemplated at this time. The Company therefore accounts for this investment using the cost basis. The investment was $70,000 and $70,000 at December 31, 2018 and 2017, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of December 31, 2018, and 2017, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of December 31, 2018 and December 31, 2017 are $845,564 and $732,341, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $1,588,778 and $907,982 as of December 31, 2018 and December 31, 2017, respectively.

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

As of December 31, 2018, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracia Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7. In 2017 the Company entered the construction stage of the project. Under the construction stage non-mining assets are capitalized once recoverability has been established through generating a proven revenue stream from the mine.

Property

Substantially all mine development costs, including design, engineering, mine construction, and installation of equipment are expensed as incurred as the Company has not established proven and probable reserves on any of its properties. Only certain types of mining equipment which has alternative uses or significant salvage value, may be capitalized without proven and probable reserves. Depreciation is computed using the straight-line method with the exception of mining equipment. Construction stage non-mining assets used in support activities such as ore processing, transportation, security, warehouse and camp facilities are capitalized and depreciated over their estimated useful lives. Mining equipment is depreciated using the units-of-production method based on tonnes processed over the estimated total mine life. Office furniture, equipment and light vehicles are being depreciated on a straight-line method over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company's corporate office, are being amortized over the term of the lease of 10 years. Trailers, heavy vehicles and other site equipment are being depreciated on a straight-line method over estimated economic lives from 5 to 15 years. Buildings are being depreciated on straight line method over an estimated economic life of 20 years.

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

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of December 31, 2018, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,919 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of December 31, 2018, and 2017, no indications of impairment existed.

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

Foreign Currency Translation

The functional currency for the subsidiaries of the Company is the Mexican Peso. As a result, the financial statements of the subsidiaries have been translated from Mexican Pesos into U.S. dollars using (i) year end exchange rates for balance sheet accounts, and (ii) the weighted average exchange rate of the reporting period for all income statement accounts. Foreign currency translation gains and losses are reported as a separate component of stockholders’ equity and comprehensive income (loss).

The financial statements of the subsidiaries should not be construed as representations that Mexican Pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the years ended December 31, 2018 and 2017 (Mexican Pesos per one U.S. dollar):

		Dec 31, 2018	Dec 31, 2017

Current exchange rate	Pesos	19.63	19.73

Weighted average exchange rate for the period ended	Pesos	19.23	18.12

The Company recorded currency transaction gains of $51,325 for the year ended December 31, 2018 and $1,388,573 in 2017.

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.

Revenue Recognition

The Company adopted ASC 606 “Revenue from contracts with customers” on January 1, 2018 using the modified retrospective approach. The Company generates revenue by selling gold and silver produce from its mining operations. The Company recognizes revenue for gold and silver concentrate production, net of treatment and refining costs, when it satisfies the performance obligation of transferring control of the concentrate to the customer. This is generally when the material is delivered to the customer facility for treatment and processing as the customer has the ability to direct the use of and obtain substantially all the remaining benefits from the material and the customer has the risk of loss.

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

During the year ended December 31, 2018 there was $0 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue), and $0 of customer deposits refunded to the customer on order cancellation.

As of December 31, 2018, there are $1,750,000 in customer deposit liabilities for payments received during the period for contracts expected to ship in 2019. Under terms of the Company’s sales contract this amount is to be applied as payment on the customer account at a rate of $250,000 per month throughout the year.

As of and for the year ended December 31, 2018, there are $0significant contract deferred costs such as sales commissions or costs deferred.

We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

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

The Company had 2,523,689 warrants outstanding at December 31, 2018 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 2,523,689 shares of common stock. The Company also had convertible debt instruments as of December 31, 2018 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 335,250 shares of stock.

The Company had 2,523,689 warrants outstanding at December 31, 2017 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 2,523,689 shares of common stock. The Company also had convertible debt instruments as of December 31, 2017 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 380,250 shares of stock.

	Years ended December 31
	2018	2017
Net income attributable to common shareholders	$1,251	$2,479,890
Shares:
Weighted average number of common shares outstanding, Basic	17,722,825	17,076,250

Weighted average number of common shares outstanding, Diluted	17,722,825	18,943,790

Basic earnings per share	$0.00	$0.15

Diluted earnings per share	$0.00	$0.14

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

Recently Issued Accounting Pronouncements

Stock compensation

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09). ASU 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. As such, The Company adopted these provisions as of the fiscal year beginning on January 1, 2018. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.

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

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of December 31, 2018 and December 31, 2017, respectively, were as follows:

	2018	2017

Mined Tonnage, Gold-Silver Concentrates, and/or Gravity Tailings (Flotation Feed Material)	$1,588,778	$907,982
Total Inventories	$1,588,778	$907,982

NOTE 3 – PROPERTY

Property consists of the following at December 31, 2018 and December 31, 2017:

	2018	2017

Camp buildings and improvements	$470,974	$418,639
Machinery and equipment	2,040,256	1,368,736
Transportation equipment	225,695	289,165
Office furniture and fixtures	78,802	78,802
Office equipment	164,113	152,805
Construction in progress	673,076	364,917
Sub-total	3,652,916	2,673,064
Less: Accumulated depreciation	(1,203,562)	(974,994)
Total Property	$2,449,354	$1,698,070

The Company purchased equipment of $1,043,322 and $1,273,189 in the years ended December 31, 2018 and 2017, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $278,815 and $153,862 for the years ended December 31, 2018 and 2017, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at December 31, 2018 and December 31, 2017:

	2018	2017
San Jose de Gracia (“SJG”):

Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $0 and $0 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2018, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the Company exercised its option to convert the note receivable and other receivable from DynaNevada into shares of common stock at a rate of $.25 / Share. The Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of December 31, 2018 and December 31, 2017 to be $70,000 and $70,000, respectively. The loss was taken to “other income (loss) on the income statement in previous years.

In 2016 the Company deemed $159,143 of receivable for funds, previously advanced to DynaNevada in order for DynaNevada to meets its basis filing and reporting obligations with the Mexican authorities relating to tax returns and paying taxes on its mining concessions, to be uncollectable and wrote them off. As of December 31, 2018, and December 31, 2017 the Company had no remaining receivable from DynaNevada.

At December 31, 2018 and December 31, 2017, the Company had a receivable from DynaNevada de Mexico of $68,376 and $0, respectively.

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

The Notes originally matured on December 31, 2015. In April 2015, the Company received note extensions (allonges) from all Series I note holders to ensure that all Series I Notes were in good standing and extended the maturity date of the Series I Notes to December 31, 2016.  The Company paid $5,625 to one Series I debt holder during 2017. The remaining eight of the Series I noteholders totaling $759,375 have subsequently been extended to December 30, 2019.

The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

The Series I Note holder retains the option, at any time prior to maturity or prepayment, to convert any unpaid principal and accrued interest into Common Stock at $5.00 per share. If the Series I Note is converted into Common Stock, at the time of conversion, the holder would also receive warrants, in the same number as the number of common shares received upon conversion, to purchase additional common shares of the Company for $7.50 per share, with such warrants expiring on December 31, 2020.

Notes Payable – Series II

In 2013 and 2014, the Company entered into additional note agreements of $199,808 and $250,000, respectively (the “Series II Notes”) with similar terms as the Series I Notes. The Series II Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Series II Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, on the second fifty thousand tons processed through the mill facilities at San Jose de Gracia. Such net profits (if any) are to be calculated after deducting “all expenses related to the production” and after a prior deduction of thirty-three percent (33%) from the net profits, to be deposited into a sinking fund cash reserve. To date, the Company has not produced any net profits as calculated in accordance with the Series II Notes.

The Notes originally matured on December 31, 2015. In 2018 The Company paid off one note for $112,500. The remaining two Series II Notes totaling $78,750 have been extended to December 30, 2019.

The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $5.00 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring on December 31, 2020.

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

At December 31, 2018, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $78,750, for a total Note balance of $838,125. At December 31, 2017, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $950,625. The accrued interest for these notes was $25,150 and $30,141 as of December 31, 2018 and 2017, respectively.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 21% and 34%, respectively (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of December 31, 2018 and December 31, 2017 are as follows:

Deferred Tax Asset Related to:

	2018	2017
Prior Year	$12,565,297	$17,244,045
Tax Expense (Benefit) for Current Year	604,586	(114,148)
Permanent Difference Due to Rate Change	—	(4,564,600)
Total Deferred Tax Asset	13,169,883	12,565,297
Less: Valuation Allowance	(13,169,883)	(12,565,297)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company as of December 31, 2018 and 2017 differs from those computed using the statutory federal tax rates of 21% and 34% due to the following differences:

	2018	2017
Book Income	$(211,518)	$2,527,709
Tax Expense at Statutory Rates	(44,419)	859,421
Permanent Difference Due to Rate Change	—	4,860,392
Other Permanent Differences	(560,167)	(653,180)
Change in Valuation Allowance	604,586	(5,072,597)
Other	—	5,964
Provision for (Benefit from) Income Taxes, Net	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $51,100,000 at December 31, 2018 and will expire in the years 2027 through 2033.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2018.

On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs, but exploration and prospecting costs are deductible when incurred. Certain non-deducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty. For the years ended December 31, 2018 and 2017, the Company had no taxes payable under the 7.5% Special Mining Duty.

The Company or its subsidiaries file income tax returns in the United States and México. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States:   2015 to 2018

México:            2014 to 2018

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At December 31, 2018 and December 31, 2017, there were 1,000 and 1,000 shares of Series A Preferred Stock outstanding, respectively.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through February 20, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. The Dividend is calculated at 4.0% of $4,333,053 payable annually on June 30. At December 31, 2017 and 2018 dividends of $173,320 per year were in arrears.

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

In 2015, due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $1,531,789 in connection with the Series C Preferred Shares, and $2,963,378 in connection with the Golden Post Warrant. Additionally, the Company fully accreted the discount related to the Series C Preferred Shares and the Golden Post Warrant in the amount of $4,637,179, which is reflected “below” the net income (loss) amount. Also, in 2015, the Company reported $87,374 deemed dividend for Golden Post Rail related to its 4% dividend terms. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount. At December 31, 2018 the total Derivative Liability was $974,683 which included $402,909 for the Series C Preferred Shares, and $571,774 in connection with the Golden Post Warrant. The Deemed Dividend for 2018 and 2017 was $173,320, and $173,320 respectively.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2016	$4,333,053
Issuances at Fair Value, Net of Issuance Costs	-
Bifurcation of Derivative Liability	-
Relative Fair Value of Warrants – Preferred Stock Discount	-
Accretion of Preferred Stock to Redemption Value	-
Carrying Value, December 31, 2017	4,333,053

Issuances at Fair Value, Net of Issuance Costs	-
Bifurcation of Derivative Liability	-
Relative Fair Value of Warrants – Preferred Stock Discount	-
Accretion of Preferred Stock to Redemption Value	-
Carrying Value, December 31, 2018	4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2018 and December 31, 2017, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2018 and December 31, 2017, there were 17,722,825 and 17,722,825 shares outstanding, respectively. No dividends were paid for the years ended December 31, 2018 and 2017, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2018 and December 31, 2017, respectively.

Stock Issuances

2018 Activity

None.

2017 Activity

During the year ended December 31, 2017, the Company issued 1,000,000 common shares for the exercise of stock warrants at $2.50 a share for total proceeds of $2,500,000. In addition, the Company issued 333,333 shares of treasury stock as additional compensation for exercise of the warrants at above market price.

Treasury Stock

 During the year ended December 31, 2017 the Company issued 333,333 treasury shares as additional compensation for the exercise of stock warrants at an above market price as discussed above. No treasury stock was issued during the year ended December 31, 2018. At December 31, 2018 and 2017, 778,980 and 778,790 treasury shares were outstanding.

Warrants

2018 activity

The Company had 2,523,689 warrants outstanding at December 31, 2018. There were no warrants issued or exercised in 2018 and no warrants expired in 2018.

2017 activity

The Company had 2,523,689 warrants outstanding at December 31, 2018. 1,000,000 warrants were exercised at $2.50 a share during the year and 70,000 warrants expired.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2016	3,593,689	$2.45	2.51	$-
Granted	-	$-		$-
Exercised	(1,000,000)	$2.50		$-
Forfeited	(70,000)	$2.50		$-
Balance at December 31, 2017	2,523,689	$2.45	1.51	$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited	-	$-		$-
Balance at December 31, 2018	2,523,689	$2.45	0.51	$-
Exercisable at December 31, 2018	2,523,689	$2.45	0.51	$-

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

Dynacap Group Ltd.

The Company paid $113,750 and $165,250 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the years ended December 31, 2018 and 2017, respectively.

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

The Company leases office space for its corporate headquarters in Irving, Texas. In September 2017, the Company entered into a sixty-six-month extension of the lease through 2023. As part of the agreement the Company received six months free rent as a finish out allowance. The Company capitalized the leasehold improvement costs and amortized them over the rent abatement period as rent expense The Company incurred rent expense of $86,011 and $71,399 for the office lease in the years ended December 31, 2018 and 2017, respectively.

Future minimum lease obligations are as follow for the years ending December 31:

YEAR	AMOUNT
2019	$82,474
2020	$84,280
2021	$86,086
2022	$87,892
2023	$14,849
TOTAL	$355,581

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

Damages Awarded to DynaMéxico in México Litigation

On October 5, 2015, DynaResource de México SA de C.V. (“DynaMéxico”), was awarded in excess of $48 M USD (Forty-Eight Million Dollars) in damages from Goldgroup Resources, Inc. (the “Goldgroup Damages”) by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the Goldgroup Damages and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”). The October 5, 2015 Resolution is described in Part II, Item 1. Legal Proceedings. As of December 31, 2018, the decision remains under appeal.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2018	2017
Annual volatility rate	86%	153%
Risk free rate	2.48%	2.20%
Holding Period	5 years	5 years
Fair Value of common stock	$1.13	$1.11

For the year ended December 31, 2018, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2018 and 2017:

Year Ended	2018	2017
Fair value of derivative (stock), beginning of year	$1,531,789	$2,592,492
Change in fair value of derivative	(1,128,880)	(1,060,703)
Fair value of derivative on the date of issuance	-	-
Fair value of derivative(stock), end of year	$402,909	$1,531,789

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

	2018	2017
Annual volatility rate	86%	153%
Risk free rate	2.48%	2.20%
Holding Period	5 years	5 years
Fair Value of common stock	$1.20	$1.11

For the year ended December 31, 2018, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2018 and 2017:

Year Ended	2018	2017
Fair value of derivative (warrants), beginning of year	$1,649,719	$2,513,638
Change in fair value of derivative	(1,077,945)	(863,919)
Fair value of derivative on the date of issuance	—	—
Fair value of derivative(warrants), end of year	$571,774	$1,649,719

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the years ended December 31, 2018 and December 31, 2017, respectively were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Beginning balance	$(5,416,168)	$(6,014,573)
Operating income (loss)	(197,128)	(125,501)
Share of Other Comprehensive Income (loss)	386,089	723,906
Ending balance	$(5,605,129)	$(5,416,168)

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

As of December 31, 2018, and December 31, 2017, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at December 31, 2018 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$974,683	-	-	974,683
Totals	$974,683	$-	$-	$974,683
Fair Value Measurement at December 31, 2017 Using:
Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$3,181,508	-	-	3,181,508
Totals	$3,181,508	$-	$-	$3,181,508

NOTE 14 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the twelve months ended December 31, 2018 and 2017, one and two customers accounted for 100% of revenue, respectively.

At both December 31, 2018 and 2017, one customer accounted for 100% of accounts receivable.

NOTE 15 – NOTES PAYABLE

In June 2017, the Company entered into financing agreements for unpaid mining concession taxes for the period July 1, 2014 to December 31, 2015 in the amount of $533,580. The Company paid an initial 20% payment in the amount of $106,716 and financed the balance over 36 months at 18% interest.

In February 2018 the Company entered into a financing agreement for unpaid mining concessions taxes for the year ended December 31, 2016 in the amount of $552,990. The Company paid an initial payment of $110,598 and financed the balance over 36 months at 18%.

In June 2018 the Company entered into financing agreements for the unpaid mining concession taxes for the year ended December 31, 2017 and the period ending June 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% payment of $347,826 and financed the balance over 36 months at 21.84%

The following is a summary of the transaction during the years ended December 31, 2018 and 2017:

Property Holding Taxes June 1, 2014 – December 31, 2015	$533,580
Initial payment of 20%	(106,716)
2017 principal payments	(59,553)
Balance at December 31, 2017	367,311

Exchange Rate Adjustment	1,861
Property Holding Taxes January 1, 2016 – June 30, 2018	2,292,122
Initial payment of 20%	(458,423)
2018 principal payments	(399,636)
Balance at December 31, 2018	1,803,235

At December 31, 2018 future maturities of notes payable are as follows Year Ending December 31:
2019	$705,320
2020	766,298
2021	331,617
Total	$1,803,235

NOTE 16 – SUBSEQUENT EVENTS

On February 18, 2019 the Company entered into a financing agreement for unpaid mining concession taxes for the year ended December 31, 2018 in the amount of $382,286. The Company paid an initial 20% payment of $65,667 and financed the balance over 36 months at an interest rate of 21%.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2018. Based on its evaluation, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First; the size of the Company and limitations inherent in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors and the Companies external auditors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Age	Position	Held Since
K. W. (“K.D.”) Diepholz	61	Chairman of The Board	May 1995
1303 Regency Court		CEO/President	May 1997
Southlake, Texas 76092		Treasurer	May 1997

Dr. Jose Vargas Lugo	58	Director of Operations - México, President - México	August 2011
Enrique Dunant Y5 de Mayo #963 L-3		Director;	May 2013
Fracc, Los Parques			August 2013
Guamuchil, Sin CP 81460

Eduardo Luna	74	Senior Advisor to President of Mineras de DynaResource;	February 2017

Sierra Grande #134		Director	February 2017
Fraccionamiento Lomas de Mazatlán
Mazatlán, Sinaloa México 82110

Pedro Ignacio Teran Cruz	59	Executive Vice President, Director of Exploration and Resource Development;	2008-2013;
Sierra Grande #134		Board Member	March 2016
Fraccionamiento Lomas de Mazatlán
Mazatlán, Sinaloa México 82110			December 2014

John C. Wasserman	79	Independent Director	December 2015
222 W. Las Colinas Blvd.
Suite 1910 North Tower
Irving, TX. 75039

Dale G. Petrini	64	Independent Director	December 2016
222 W. Las Colinas Blvd.
Suite 1910 North Tower
Irving, TX. 75039
Philip K. Rose	30	Independent Director	July 2015
222 W. Las Colinas Blvd.
Suite 1910 North Tower
Irving, TX. 75039

Bradford J. Saulter	59	Vice President – Investor Relations	May 1998
7618 Straits Lane
Rowlett, Texas 75088
Nicolas Miguel		Controller for Mexico Operations;	May 2017
Sierra Grande #134
Fraccionamiento Lomas de Mazatlán
Mazatlán, Sinaloa México 82110

Raul Garcia Reimbert	57	Special Advisor to President of Mineras de DynaResource;	November 2016
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

Dr. Jose Vargas Lugo. Dr. Vargas is a licensed physician with graduate from the Universidad Nacional Autonoma de México (UNAM) and is a 4th year law student at Universidad Autonoma de Sinaloa (UAS). Dr. Vargas commenced his involvement with the mining business with Minera Industrial Peñoles as a Medical Assistant to the Mining Services Division of Peñoles in Fresnillo, Zacatecas. Since 1993, Dr. Vargas has been a supplier of industrial goods and services in and around the municipalities of Sinaloa de Leyva and Mocorito Sinaloa. Dr. Vargas has worked with companies such as Compañia Minera El Rosarito, which was conducting operations at San Jose de Gracia during the period 1993 – 1995. Dr. Vargas later provided services and supplies to Mineras Finesterre at San Jose de Gracia, and to Minera Pangea, which was owned by Queenstake Resources, then Nevada Pacific, and now US. Gold. Dr. Vargas began working with DynaResource de México in spring 2000; as it commenced activities to acquire and consolidate the San Jose de Gracia District. Over the past + 10 Years, Dr. Vargas has proven to be an integral part of the Company’s activities at San Jose de Gracia and in Sinaloa State; involved in all facets of the Company’s business. Dr. Vargas has proven instrumental in the areas of public relations, community relations, governmental affairs, environmental matters, and overall management of the company’s business activities in México.

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

Pedro Ignacio Teran Cruz. Mr. Teran is a graduate Geologist from the Universidad de Sonora, México. He has over 28 years’ experience in mineral exploration, mine development is a successful and respected Geological Consultant in México and is credited with defining significant resources at several projects. From 1986 to 1992, he was Project Geologist for Minera Real de Angeles, SA de CV (Frisco/Placer Dome Inc, now Alamos Gold), in which under his participation, explored and discovered the "Mulatos Gold Deposit" Sonora, México, and later as a Project Manager, the "San Felipe Gold Project" BC, México, both now in production. From 1992 to 1996, Mr. Teran worked as a Mine Geologist with Hecla Mining Co and explored and advanced into production the open pit "La Choya Gold Mine". From 1996 to 1999, Mr. Teran worked as Geology Superintendent for Compañia Minera Lluvia de Oro (Santa Cruz Gold, Now NWM Mining Corp.) and at the open pit "Lluvia de Oro Gold Mine", Sonora, México. From 1999 to 2001, Mr. Teran worked as a Consultant Geology performing due diligences for Tara Gold Resources in several projects located in la Sierra Madre Occidental. From 2001 to 2005, he worked as Manager of Geology Department for the Compañia Minera Pangea SA de CV (Queenstake Resources, Nevada Pacific and now McEwen Mining), in the "El Magistral Gold Mine" Sinaloa, México. Under his direction of exploration, the reserves were increased substantially and formed part of the team to put the project in production. During 2005 and part of 2006, Mr. Teran worked as Data Manager for Linear Gold Corp. in the "Ixhuatan Project" Chiapas, México. He built the computer block model and Resources Estimation. From 2006 to 2008, he worked as Project Manager for Pediment Exploration Ltd., now Argonaut Gold Inc. in the "San Antonio Gold Project" located in BCS, México.

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

 David B. Orta, CPA (Controller USA)

Mr. Orta joined DynaResource, Inc. in January 2018 as Controller for the USA operations. Mr. Orta earned his BBA in Accounting from St. Mary’s University in San Antonio, Texas and is a Certified Public Accountant in the State of Texas.

Prior to joining DynaResource, Inc., Mr. Orta worked for CGI Technologies and Solutions in Dallas, Texas from January 2000 to January 2017 as Director of Consulting in charge of the CGI’s oil & gas accounting outsourcing division. From July 1994 to December 1999, Mr. Orta served as Vice President and Controller for Rowe Energy Services, Inc. in Houston, Texas which provided consulting and accounting outsourcing services to oil & gas clients. Prior to Rowe, Mr. Orta worked in accounting management positions for Amax Oil & Gas, Inc. in Houston, Texas and SPG Exploration Corp. in San Antonio, Texas.

Mr. Orta brings over 35 years accounting experience to the company.

Philip K. Rose. Mr. Rose is the appointee to the Board of Directors by Golden Post, LLC., the holder of the Series C convertible preferred shares. Mr. Rose is a 2011 graduate of Texas Christian University in Fort Worth, Texas.

Consultants

Nicolas Miguel Padilla (Comptroller in México):

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

ITEM 11.     EXECUTIVE COMPENSATION

The following officers received the following compensation for the years ended December 31, 2018 and 2017. These officers(*) do not have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation *
K.W. (“K.D.”) Diepholz,	2018	$250,000	None	None	None	None	None	None
CEO/President	2017	$251,039	None	None	None	None	None	$45,000

Dr. Jose Vargas Lugo; EVP., s	2018	$90,000	None	None	None	None	None	None
President of México Operation	2017	$90,000	None	None	None	None	None	None

Eduardo Luna	2018	$166,670	None	None	None	None	None	None
Sr. Advisor to	2017	$166,670	None	None	None	None	None	None
President of Mineras de DynaResource

*Rene L.F. Mladosich;	2018	None	None	None	None	None	None	None
former GM of San Jose de Gracia Project	2017	$54,250	None	None	None	None	None	None

Pedro Ignacio Teran Cruz,	2018	$120,000	None	None	None	None	None	None
Dir. of Exp. and Resource Dev.	2017	$120,000	None	None	None	None	None	None

Bradford J. Saulter,	2018	$90,000	None	None	None	None	None	None
VP, Investor Relations	2017	$90.000	None	None	None	None	None	$20,000

David Orta	2018	$125,000	None	None	None	None	None	None
Controller Dyna USA	2017	None	None	None	None	None	None	None

 * As disclosed in the financial statements, the Company paid consulting fees to Dynacap Group, Ltd.

		Option Awards				Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) un-exercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested

K.W. (“K.D.”) Diepholz	None	None	None	N/A	N/A	None
CEO/President

Dr. Jose Vargas Lugo	None	None	None	N/A	N/A	None
President of México Operations

Rene L.F. Mladosich	None	None	None	N/A	N/A	None
GM of San Jose de Gracia Project (2016)

Robert (“Chip”) Allender, Jr.	None	None	None	N/A	N/A	None
Director of Mining Operations (2016)

Pedro Ignacio Teran Cruz; Dir. of Expl.	None	None	None	N/A	N/A	None

David Orta	None	None	None	N/A	N/A
Controller Dyna USA						None

Bradford J. Saulter	None	None	None	N/A	N/A	None

John C. Wasserman	None	None	None	N/A	N/A	None

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of common stock of the Company as of December 31, 2018.  The following table sets forth the information based on 17,722,825(1) common shares issued and outstanding (1) as of December 31, 2018.

COMMON STOCK	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	222 W. Las Colinas Blvd. Suite 1910 North Tower Irving, Texas 75039	1,865,100	10.50%
Common Stock	Mineras de DynaResource SA de CV.	CP 82110, Mazatlán, Sinaloa, Mexico	504,300	2.8%
Common Stock	Gareth Nichol	Denver, Colorado	2,333,333	13.16%
Common Stock	Dr. Jose Vargas Lugo EVP, Director	Plutarco Elías Calles 47 Guamúchil Sin. Mex. 81450	274,508	1.5%

Common Stock	Pedro I. Teran Cruz EVP; Director	Hermosillo, Sonora Mexico	37,500.21%
Common Stock	Bradford J. Saulter VP., Investor Relations	222 W. Las Colinas Blvd. Suite 1910 North Tower Irving, Texas 75039	124,439.70%
Common Stock	John C. Wasserman Director;	Waterville, Ohio 43566	134,389.758%
Common Stock	Dale G. Petrini Director	Houston, Texas 77027	156,330.935%
Common Stoc	Eduardo Luna; Director	Mexico City; Mexico
**	Philip A. Rose (2) Director	Westlake, Texas

	All Officers, Directors and Beneficial owners as a Group (10 holders)		5,429,899	30.64%

(1)	Does Not Include (i) 1,733,221 shares of common stock issuable upon the conversion of 1,733,221 shares of Series C Convertible Preferred Stock, which are currently convertible, and (ii) 2,166,527 shares of common stock issuable upon the exercise of a warrant, which is exercisable, and subsequent conversion into common shares.

(2)	Mr. Rose is a Director of the Company, elected by the holder of the Series C Preferred Shares.

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

Dynacap Group Ltd.

The Company paid $113,750 and $165,250 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the years ended December 31, 2018 and 2017, respectively. Dynacap retained two subcontractors who provided accounting, administrative and executive support services to the Company during recent years.

Cash Advances by Management

None

Stock Issued to Management

None

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2018 and 2017 was $146,780 and $100,000, respectively.

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

* Filed herewith.

 ITEM 16. 10K SUMMARY

Not Applicable

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

DYNARESOURCE, INC.

Dated: April 8, 2019	By:	/s/ K.W. (“K.D.”) DIEPHOLZ
K.W. (K.D.) Diepholz, Chairman of the Board of Directors and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K.W. (“K.D.”) DIEPHOLZ	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 8, 2019
K.W. (K.D.) Diepholz

/s/ K.W. (“K.D.”) DIEPHOLZ	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2019
K.W. (K.D.) Diepholz

