Form 10-K/A
period 2018-12-31
DYNARESOURCE INC
filed 2019-04-08
CIK 1111741

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

1

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

None.

2

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the Securities and Exchange Commission on April 8, 2019 is to furnish Exhibits 101 to the Form 10-K.

No changes have been made to the Quarterly Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-K, as amended.

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

4