Form 10-Q
period 2019-03-31
DYNARESOURCE INC
filed 2019-05-20
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes [ ] No [X]

As of May 20, 2019, there were 17,722,825 shares of Common Stock of the issuer outstanding.

 TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-6
	Notes to Unaudited Financial Statements	7-25

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	26

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	43

ITEM 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	44

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	49

ITEM 3.	Default Upon Senior Securities	49

ITEM 4.	Mine Safety Disclosures	49

ITEM 5.	Other Information	49

ITEM 6.	Exhibits	50

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,442,263	$2,685,576
Accounts Receivable	829,451	1,074,724
Inventories	1,787,121	1,588,778
Foreign Tax Receivable	1,171,879	845,564
Other Current Assets	359,195	372,936
Total Current Assets	5,589,909	6,567,578

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $1,277,742 and $1,203,562)	2,588,759	2,449,354
Mining Concessions	4,132,678	4,132,678
Operating Lease Asset	861,668	—
Investment in Affiliate	70,000	70,000
Other Assets	97,027	96,409

TOTAL ASSETS	$13,340,041	$13,316,019

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3,448,312	$2,283,803
Accrued Expenses	1,389,186	1,567,840
Customer Advances	1,750,000	1,750,000
Due to Non-Controlling Interest	231,500	231,500
Derivative Liability	352,183	974,683
Current Portion of Operating Lease Liability	63,195	—
Convertible Notes Payable	838,125	838,125
Current Portion of Long Term Debt	820,739	705,320
Total Current Liabilities	8,893,240	8,351,271

Operating Lease Liability, Less Current Portion	809,993	—
Long Term Debt, Less Current Portion	1,091,791	1,097,915

TOTAL LIABILITES	10,795,024	9,449,186

Preferred Stock, Series C, $0.0001 per value, 1,733,221 shares Authorized, issued and outstanding	4,333,053	4,333,053

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 25,000,000 shares authorized,
17,722,825 issued and 17,722,825 outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,622,159	56,622,159
Treasury Stock, 778,980 shares	(2,223,891)	(2,223,891)
Accumulated Other Comprehensive income	1,100,434	1,247,198
Accumulated Deficit	(51,851,469)	(50,723,786)
Total DynaResource Inc. Stockholders' Equity	3,864,462	5,138,909
Non-Controlling Interest	(5,652,498)	(5,605,129)
TOTAL EQUITY (DEFICIT)	(1,788,036)	(466,220)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,340,041	$13,316,019

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	2019	2018
REVENUE	$2,329,563	$2,517,766

COSTS AND EXPENSES OF MINING OPERATIONS
Production Cost Applicable to Sales	451,291	326,847
Mine Production Costs	1,055,940	454,861
Mine Exploration Costs	862,300	827,299
Mine Expansion Costs	3,638	159,900
Camp, Warehouse and Facilities	671,774	666,409
Transportation	250,826	87,668
Property Holding Costs	105,962	152,387
General and Administrative	644,677	594,443
Depreciation and Amortization	74,180	66,642
Total Operating Expenses	4,120,588	3,336,456
NET OPERATING LOSS	(1,791,025)	(818,690)

OTHER INCOME (EXPENSE)
Foreign Currency Gains	139,352	806,514
Interest Expense	(126,389)	(55,551)
Derivatives Mark-to-Market Gain	622,500	1,982,482
Other Income	373	380
Total Other Income	635,836	2,733,825

NET INCOME (LOSS) BEFORE TAXES	(1,155,189)	1,915,135
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(1,155,189)	$1,915,135

DEEMED DIVIDEND FOR SERIES C PREFERRED	(43,330)	(43,330)
(INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	27,506	57,645

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,171,013)	$1,929,450

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO
THE EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Earnings (Loss) Per Common Share	$(0.07)	$0.11
Weighted Average Shares Outstanding - Basic	17,722,825	17,722,825

Diluted Earnings (Loss) Per Common Share	$(0.07)	$0.10
Weighted Average Shares Outstanding - Diluted	17,722,825	19,473,378

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Loss	(166,627)	(786,668)
TOTAL OTHER COMPREHENSIVE LOSS	(166,627)	(786,668)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,321,816)	$1,128,467

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(1,274,447)	$1,166,439
NON-CONTROLLING INTEREST	$(47,369)	$(37,972)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Periods Ended March 31, 2019 and 2018

	Preferred A		Preferred-C		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals

Balance, December 31, 2017	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,265,853	$(50,898,357)	$(5,416,168)	$(433,175)

Other Comprehensive Income												(806,341)		19,673	(786,668)

Net Income (Loss)													1,972,780	(57,645)	1,915,135

Balance, March 31, 2018	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$459,512	$(48,925,577)	$(5,454,140)	$695,292

Balance, December 31, 2018	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,247,198	$(50,723,786)	$(5,605,129)	$(466,220)

Other Comprehensive Income												(146,764)		(19,863)	(166,627)

Net Income (Loss)													(1,127,683)	(27,506)	(1,155,189)

Balance, March 31, 2019	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,100,434	$(51,851,469)	$(5,652,498)	$(1,788,036)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,155,189)	$1,915,135
Adjustments to reconcile net income (loss) to cash
provided by (used in) Operating activities
Gain on Derivative Liabilities	(622,500)	(1,982,482)
Depreciation and Amortization	74,180	66,642

Change in Operating Assets and Liabilities:
Accounts Receivable	245,273	(14,749)
Inventory	(198,343)	(133,774)
Foreign Tax Receivable	(326,315)	154,405
Operating Lease Assets	(861,668)	—
Other Assets	13,123	(379,591)
Customer Advances	—	500,000
Operating Lease Liabilities	873,188	—
Accounts Payable	1,164,509	794,513
Accrued Liabilities	81,793	(218,024)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(711,949)	702,075

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(213,585)	(219,300)
CASH FLOWS USED IN INVESTING ACTIVITIES	(213,585)	(219,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Promissory Notes – Related Parties	—	(112,500)
Payment of Note Payable	(169,675)	(42,065)
CASH FLOWS USED IN FINANCING ACTIVITIES	(169,675)	(154,565)

Effect of Foreign Exchange Rates	(148,104)	(786,668)

NET DECREASE IN CASH	(1,243,313)	(458,458)

CASH AT BEGINNING OF PERIOD	2,685,576	3,528,735

CASH AT END OF PERIOD	$1,442,263	$3,070,277

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$127,702	$51,549
Cash Paid for Income Taxes	$—	$—

NON CASH TRANSACTIONS
Conversion of Accounts Payable to Long-Term Debt	$260,447	$504,094

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of March 31, 2019, and December 31, 2018, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of March 31, 2019 and December 31, 2018 are $1,171,879 and $845,564 respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $1,787,121 and $1,588,778 as of March 31, 2019 and December 31, 2018, respectively.

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

As of March 31, 2019, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracia Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

Mining Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of March 31, 2019, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of March 31, 2019 and December 31, 2018, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended March 31, 2019 and December 31, 2018 (Mexican Pesos per one U.S. dollar):

		Mar 31, 2019	Dec 31, 2018
Exchange Rate at Period End	Pesos	19.43	19.63

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended March 31, 2019 and March 31, 2018 (Mexican Pesos per one U.S. dollar):

		Mar 31, 2019	Mar 31, 2018
Weighted Average Exchange Rate for the Three Months Ended	Pesos	19.21	18.74

The Company recorded currency transaction gains (losses) of $139,352 and $806,514 for the three months ended March 31, 2019 and 2018, respectively.

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended March 31, 2019 and March 31, 2018, the Company’s components of comprehensive income were foreign currency translation adjustments.

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

The Company had 2,523,689 warrants outstanding at March 31, 2019, of which 357,162 are exercisable at $2.50 and 2,166,527 are exercisable at $2.41, which upon exercise, would result in the issuance of 2,523,689 shares of common stock. The Company also had convertible debt instruments as of March 31, 2019 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 335,250 shares of stock.

	Three Months	Three Months
	Ended March 31, 2019	Ended March 31, 2018
Net income (loss) attributable to common shareholders	$(1,171,013)	$1,929,450
Shares:
Weighted average number of common shares outstanding, Basic	17,722,825	17,722,825

Diluted weighted average number of common shares outstanding, Diluted	17,722,825	19,473,378

Basic earnings (loss) per share	$(0.07)	$0.11

Diluted earnings (loss) per share	$(0.07)	$0.10

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

Recently Issued Accounting Pronouncements

Leases

In February 2016, FASB issued ASU 2016-02— Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. As such, The Company is required to adopt these provisions as of the fiscal year beginning on January 1, 2019. The Company elected the available practical expedients and adopted ASC 842 effective January 1, 2019, prospectively. The adoption of this standard resulted in the recognition of right-to-use assets and lease liabilities of $861,668 and $873,188 with no material impact on the results of operations and cash flows. See Note 10 for additional information regarding our leases.

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of March 31, 2019 and December 31, 2018, respectively, were as follows:

	2019	2018
Mined Tonnage Stockpiled	$1,678,792	$1,512,410
Mill Tonnage Stockpiled	108,329	76,368
Finished Material	—	—
Total Inventories	$1,787,121	$1,588,778

NOTE 3 – PROPERTY

Property consists of the following at March 31, 2019 and December 31, 2018:

	2019	2018

Camp Buildings and Improvements	$470,974	$470,974
Machinery and equipment	2,132,607	2,040,256
Transportation equipment	228,526	225,695
Office equipment	164,113	164,113
Office furniture and fixtures	78,802	78,802
Construction in Progress	791,479	673,076
Sub-total	3,866,501	3,652,916
Less: Accumulated depreciation	(1,277,742)	(1,203,562)
Total Property	$2,588,759	$2,449,354

The Company purchased equipment of $213,585 and $219,300 in the three months ended March 31, 2019 and 2018, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $74,180 and $66,642 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at March 31, 2019 and December 31, 2018:	2019	2018
San Jose de Gracia (“SJG”):
Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $0 and $0 for the three months ended March 31, 2019 and 2018 respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2016, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”). As of March 31, 2019 and December 31, 2018 the loan was $70,000.

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

The Notes originally matured on December 31, 2015. In April 2015, the Company received note extensions (allonges) from all Series I note holders to ensure that all Series I Notes were in good standing and extended the maturity date of the Series I Notes to December 31, 2016.  The Company paid $5,625 to one Series I debt holder during 2017. The remaining eight of the Series I notes totaling $759,375 have been subsequently extended to December 30, 2019.

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

At March 31, 2019 and December 31, 2018, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $78,750, for a total Note balance of $838,125. The accrued interest for these notes was $28,828 and $25,150 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 21% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of March 31, 2019 and December 31, 2018 are as follows:

Deferred Tax Asset Related to:

	2019	2018
Prior Year	$13,169,883	$12,565,297
Tax Benefit for Current Year	373,315	604,586
Permanent Difference Due to Rate Change	—	—
Total Deferred Tax Asset	13,543,198	13,169,883
Less: Valuation Allowance	(13,543,198)	(13,169,883)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company as of March 31, 2019 and 2018 differs from those computed using the blended statutory tax rate of 21% due to the following differences:

	2019	2018
Book Income (Loss)	$(1,155,189)	$1,915,135
Tax Expense (Benefit) at Statutory Rates	(242,590)	478,784
Other Permanent Differences	(130,725)	(495,621)
Change in Valuation Allowance	373,315	16,837
Provision for (Benefit from) Income Taxes, Net	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $52,900,000 at March 31, 2019 and will expire in the years 2027 through 2033.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2019.

On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs but exploration and prospecting costs are deductible when incurred. Certain non-deducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty. For the periods ended March 31, 2019 and 2018, the Company had no taxes payable under the 7.5% Special Mining Duty.

The Company or its subsidiaries file income tax returns in the United States and México. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States:	2015 to 2018
México	2014 to 2018

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At March 31, 2019 and December 31, 2018 there were 1,000 shares and 1,000 shares of Series A Preferred Stock outstanding, respectively.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through February 20, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. The Dividend is calculated at 4.0% of $4,333,053 payable annually on June 30. The Company paid no dividends in 2018 or 2019.

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

In 2015, due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $2,419,359 in connection with the Series C Preferred Shares, and $2,963,378 in connection with the Golden Post Warrant. Additionally, the Company fully accreted the discount related to the Series C Preferred Shares and the Golden Post Warrant in the amount of $4,637,179, which is reflected “below” the net income (loss) amount. Also in 2015, the Company reported $87,374 deemed dividend for Golden Post Rail related to its 4% dividend terms. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount. The Derivative Liability is recalculated and adjusted quarterly. At December 31, 2018 the total Derivative Liability was $974,683 which included $402,909 for the Series C Preferred Shares, and $571,774 in connection with the Golden Post Warrants. At March 31, 2019 the total Derivative Liability was $352,183 which included $144,131 for the Series C Preferred Shares, and $208,052 in connection with the Golden Post Warrants. The Deemed Dividend for the three months ending March 31, 2019 and March 31, 2018 was $43,330, and $43,330 respectively.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C
Carrying Value, December 31, 2018	4,333,053

Issuances at Fair Value, net of issuance costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, March 31, 2019	4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At March 31, 2019 and December 31, 2018, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At March 31, 2019 and December 31, 2018, there were 17,722,825 shares outstanding, respectively. No dividends were paid for the periods ended March 31, 2019 and December 31, 2018.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of March 31, 2019 and December 31, 2018, respectively.

Stock Issuances

2018 Activity – None

2019 Activity – None.

Treasury Stock

At March 31, 2019 and December 31, 2018, there were 778,980 treasury shares outstanding.

Warrants

The Company had 2,523,689 warrants outstanding at March 31, 2019 and December 31, 2018. There were no warrants issued or exercised in the periods ending March 31, 2019 and December 31, 2018.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2017	2,523,689	$2.45	2.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at December 31, 2018	2,523,689	$2.45	1.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at March 31, 2019	2,523,689	$2.45	1.26	$—
Exercisable at March 31, 2019	2,523,689	$2.45	1.26	$—

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

Dynacap Group Ltd.

The Company paid $31,250 and $18,750 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the three months ended March 31, 2019 and 2018, respectively.

Advances from Goldgroup Mining Inc. (“Goldgroup”) to Dyna México

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico as a Due to Non-Controlling Interest.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Concession Taxes

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia was dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG, and provides for annual lease payments on January 1st each year by DynaMineras of $1,359,443 Pesos (approx. $72,000 USD), commencing in 2014. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

The Company leases office space for its corporate headquarters in Irving, Texas. In September 2017, the Company entered into a sixty-six month extension of the lease through 2023. As part of the agreement the Company received six months free rent as a finish out allowance. The Company capitalized the leasehold improvement costs and amortized them over the rent abatement period as rent expense. The Company makes tiered lease payments on the 1st of each month.

Effective January 1, 2019, the Company adopted ASC 842, which requires recognition of a right-of-use asset and lease liability for all leases at the commencement date based on the present value of lease payments over the lease term. Additional qualitative and quantitative disclosures regarding the Company's leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients that does not require reassessment of (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

The Company determines if a contract is or contains a lease at inception. As of March 31, 2019 the Company has two operating leases - a six and one half year lease for office space with a remaining term of forty-six months and a twenty year ground lease in association with it Mexico mining operations with a remaining term of fourteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components are lease cost are as follows:

  Three Months Ended

Mach 31, 2019
Operating Lease – Office Lease	$20,468
Operating Lease – Ground Lease	23,287
Short Term Lease Costs	1,480
Variable Lease Costs	—
TOTAL	$45,235

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00
Weighted Average Discount Rate – Operating Leases	12.50%

Future minimum lease obligations are as follow for the twelve months ending March 31:

YEAR
2020	$166,660
2021	170,973
2022	175,362
2023	164,979
2024	94,074
Thereafter	984,381
TOTAL	$1,756,429

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below for the three months ended March 31, 2019 and year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Annual volatility rate	74%	86%
Risk free rate	2.33%	2.48%
Holding Period	5 years	5 years
Fair Value of common stock	$1.00	$1.13

The below table represents the change in the fair value of the derivative liability (Preferred Series C Stock) during the 3 months ending March 31, 2019 and the year ending December 31, 2018:

Period Ended	March 31, 2019	December 31, 2018
Fair value of derivative (Preferred Series C Stock), beginning of year	$402,909	$1,531,789
Change in fair value of derivative (Preferred Series C Stock)	(258,778)	(1,128,880)
Fair value of derivative (Preferred Series C Stock), end of period	$144,131	$402,909

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below for the periods ended March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Annual volatility rate	74%	86%
Risk free rate	2.33%	2.48%
Holding Period	5 years	5 years
Fair Value of common stock	$1.00	$1.20

The below table represents the change in the fair value of the derivative liability (Preferred Series C Warrants) for the quarterly period ending March 31, 2019 and the year ending December 31, 2018.

Period Ended	March 31, 2019	December 31, 2018
Fair value of derivative liability (Warrants), beginning of year	$571,774	$1,649,719
Change in fair value of derivative liability (Warrants)	(363,722)	(1,077,945)
Fair value of derivative liability (Warrants), end of period	$208,052	571,774

Total (Gain) Loss on Derivative Liability (Preferred Series C Stock and Warrant)

The below table represents the total (gain) or loss, of the derivative liability (Preferred Series C Stock and Warrants) for the quarterly period ending March 31, 2019 and the year ending December 31, 2018.

Period Ended	March 31, 2019	December 31, 2018
Fair value of derivative liability (Preferred C Stock and Warrants), beginning of year	$974,683	$3,181,508
Change in fair value of derivative liability (Stock and Warrants)	(622,500)	(2,206,825)
Fair value of derivative liability (Stock and Warrants), end of period	$352,183	974,683

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the periods ended March 31, 2019 and December 31, 2018, respectively were as follows:

	Qtr. Ended March 31, 2019	Year Ended December 31, 2018
Beginning balance	$(5,605,129)	$(5,416,168)
Operating income (loss)	(27,506)	197,128
Share of Other Comprehensive Income (Loss)	(19,863)	(386,089)
Ending balance	$(5,652,498)	$(5,605,129)

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

As of March 31, 2019 and December 31, 2018, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at March 31, 2019 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$352,183	-	-	352,183
Totals	$352,183	$-	$-	$352,183
Fair Value Measurement at December 31, 2018 Using:
Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$974,683	-	-	974,683
Totals	$974,683	$-	$-	$974,683

NOTE 14 – REVENUE CONCENTRATION

For the three months ended March 31, 2019 one customer accounted for 100% of revenue and for the three months ended March 31, 2018, one customer accounted for 100% of revenue.

At March 31, 2019, one customer accounted for 100% of accounts receivable.  At December 31, 2018, one customer accounted for 100% of accounts receivable.

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

In June 2018 the Company entered into financing agreements for the unpaid mining concession taxes for the year ended December 31, 2017 and the period ending June 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% payment of $347,826 and financed the balance over 36 months at 21.84%

In February 2019 the Company entered into a financing agreement for unpaid mining concessions taxes for the period ended December 31, 2018 in the amount of $325,559. The Company paid an initial payment of $65,112 and financed the balance over 36 months at 21.84%.

The following is a summary of the transaction during the periods ended December 31, 2018 and March 31, 2019:

Balance at December 31, 2017	367,311
Exchange Rate Adjustment	1,861
Property Holding Taxes January 1, 2016 – June 30, 2018	2,292,122
Initial payment of 20%	(458,423)
2018 principal payments	(399,636)
Balance at December 31, 2018	$1,803,235
Exchange Rate Adjustment	18,524
Property Holding Taxes July 1, 2018 – December 31, 2018	325,559
Initial payment of 20%	(65,112)
2019 principal payments	(169,676)
Balance at March 31, 2019	$1,912,530

At March 31, 2019 future maturities of notes payable are as follows Year Ending March 31:
2020	$820,719
2021	838,657
2022	253,154
Total	$1,912,530

note 16 – subsequEnt events

The Company has evaluated events from March 31, 2019, through the date whereupon the financial statements were issued. As is described further under Part II – Item 1. Legal Proceedings, on May 9, 2019, the United States district court for the district of Colorado confirmed an arbitration award against DynaResource, Inc. and DynaResource de Mexico, S.A. de C.V. The district court’s decision overruled the recommendation previously issued by the magistrate judge to sustain the DynaResource entities’ motion to vacate the arbitration award. Each of DynaResource, Inc. and DynaResource de Mexico, S.A. de C.V. intends to exercise all of its rights, as appropriate, including an appeal.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,151	$1,251
2017	$1,379	$1,101	$1,236
2018	$1,355	$1,178	$1,288
2019 (through April 26, 2019)	$1,344	$1,269	$1,301

Source: Kitco, Reuters and the London Bullion Market Association

On April 26, 2019, the afternoon fixing gold price on the London Bullion Market was $1,284 per ounce and the spot market gold price on the New York Commodity Exchange was $1,284 per ounce.

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

Year 2019 Improvements and Expansion

During the first quarter of 2019 the Company initiated capital projects at SJG in the amount of $214,000 USD to improve and expand test mining and pilot milling operations:

●	Machinery & Equipment:	$128,000;

●	Installing Mill #3:	$86,000;

	Total:	$214,000;

Summary of Test Mining and Pilot Mill Operations (2018 and 2017)

DynaMineras reports the following estimated summary of its test mining and pilot milling operations during 2018 and 2017:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery%	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2018	52,038	9.82	86.1%	14,147	13,418
2017	35,170	12.95	85.0%	12,636	10,740

Test pilot operations in 2018 yielded 52,038 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 14,147 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 13,418 Oz. Au) contained in gold-silver concentrates, and the receipt of $14,059,697 in revenues from the sale of gold-silver concentrates.

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

Summary of Test Mining and Pilot Mill Operations for the three months ended March 31, 2019 and 2018:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)

Three Months Ended March 31, 2019	17,599	5.17	86.0%	2,517	2,366
Three Months Ended March 31, 2018	11,025	8.90	79.9%	2,525	2,372

Test pilot operations in Q1 2019 yielded 17,599 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 2,517 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 2,366 Oz. Au) contained in gold-silver concentrates, and the receipt of $2,329,563 in revenues from the sale of gold-silver concentrates.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $2,329,563 and $2,517,766 for the three months ended March 31, 2019 and March 31, 2018 respectively.

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

Results for the Three Months Ended March 31, 2019 and 2018

In the three months ended March 31, 2019 and 2018, the Company, through its wholly owned subsidiary DynaMineras, continued full test mining and pilot mill operations at San Jose de Gracia.

DynaMineras conducted test mining and milling operations in the first quarter of 2019 and 2018. During the three months ended March 31, 2019, the test mining and pilot milling operations have yielded the underground mining and mill processing of approx. 17,599 tonnes of mineralized material, the production of approximately 2,516 gross oz. Au (and net of weight and value adjustment) approximately 2,366 oz. Au) contained in gold-silver concentrates. DynaMineras realized the receipt of $2,329,563 in revenues from the delivery and sale of gold-silver concentrates in the first quarter, 2019.

REVENUE. Revenues for the three months ended March 31, 2019 and 2018 were $2,329,563 and $2,517,766, respectively. The decrease was due to a lower yield per ton from the current years mining. The g/t yield dropped from 8.9 g/t to 5.2 g/t.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended March 31, 2019 and 2018 were $451,291 and $326,847 respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product and are comparative with the revenue figures above. Increase is due to the drop in yeild per g/t.

MINE PRODUCTION COSTS. Mine production costs for the three months ended March 31, 2019 and 2018 were $1,055,940 and $454,861 respectively. These costs are directly related to the extraction of mine tonnage for processing. The increase is due to the increase tonnage mined.

MINE EXPLORATION COSTS: Mine Explorations costs for the three months ended March 31, 2019 and 2018 were $862,300 and $827,299 respectively. These are the cost of extracting waste material to reach the materials to be extracted for processing. The increase is due to opening of new areas of mining.

MINE EXPANSION COSTS: Mine expansion costs for the three months ended March 31, 2019 and 2018 were $3,638 and $159,900, respectively. The 2018 cost were higher due to the cost associated with preparing the San Jose de Gracia East Mine for production. The Company began actively mining the San Jose de Gracia East mine in the second quarter of 2018.

TRANSPORTATION. Transportation costs for the three months ended March 31, 2019 and 2018 were $250,826 and $87,668, respectively. These are the costs of transporting the product to the customer for treatment and sale. Increase was due to increase tonnage.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the three months ended March 31, 2019 and 2018 were $671,774 and $666,409 respectively. These are the support cost of the mining facilities including housing, food, security and warehouse operations.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended March 31, 2019 and 2018 were $105,962 and $152,387 respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. The decrease in a result of final settlement of prior year concession taxes on the Francisco Arturo property and the reduction of the concession.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2019 and 2018 were $644,677 and $594,443 respectively. The above expenses exclude depreciation and amortization amounts of $74,180 and $66,642 for the three months ended March 31, 2019 and 2018, respectively. Cost Increased by approximately 10% to support increased mining activity.

OTHER INCOME (EXPENSE). Other income for the three ended March 31, 2019 and 2018 was $635,836 and $2,733,825, respectively. Included in this category in 2019 is interest expense of $(126,389), other income of $373, change in derivative liability of $622,500 and currency transaction gain of $139,352. Included in this category in 2018 is interest expense of $(55,551), other income of $380, change in derivative liability of $1,982,482 and currency transaction gain of $806,514.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended March 31, 2019 and 2018 were $27,506 and $57,645, respectively.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended March 31, 2019 and 2018, the Company recorded a loss of $166,627 and $786,668, respectively, which were made up of unrealized losses on currency translation.

Liquidity and Capital Resources

As of March 31, 2019, the Company had a negative working capital of $(3,303,331), comprised of current assets of $5,589,909 and current liabilities of $8,893,240. This represents an increase of $1,519,638 in the working capital (deficit) maintained by the Company of $(1,783,693) as of December 31, 2018, due primarily to the mark to market adjustment for our derivative liabilities.

Net cash (used) by operations for the three months ended March 31, 2019 was $(711,949) compared with cash provided by operations of $702,075 for the three months ended March 31, 2018.

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $213,585 and $219,300, respectively.

Net cash used in financing activities for the three months ended March 31, 2019 and 2018 was $169,675 and $154,565, respectively.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the three months ended March 31, 2019 and 2018 the loss attributable to Goldgroup was $27,506, and $57,645.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through 2019. The Company plans to seek additional debt funding during the next 12 months depending on results of its pilot operations, market conditions, and other factors.

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

As of March 31, 2019, and December 31, 2018 DynaMineras owed the Company $5,830,443 and $6,392,705, respectively.

As of March 31, 2019, and December 31, 2018 DynaMéxico owed the Company $4,000,000 and $4,000,000, respectively.

As of March 31, 2019, and December 31, 2018 DynaOperaciones owed the Company $225,000 and $225,000, respectively.

As of March 31, 2019, and December 31, 2018 DynaMéxico owed DynaMineras $2,373,500 and $2,373,500, respectively.

As of March 31, 2019, and December 31, 2018 DynaOperaciones owed DynaMineras $7,134,808 and $7,134,808, respectively.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had $0 receivable from DynaResource Nevada, Inc. at March 31, 2019 and December 31, 2018 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of March 31, 2019 and December 31, 2018, respectively.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2019, our Chief Executive Officer and Chief Financial Officer as of March 31, 2019, and as of the date of this Report, have concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First, the size of the Company and inherent limitations in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors and the Companies external auditors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

On November 16, 2018, Goldgroup appealed the declaration of Expiration of the Trial.

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

On May 9, 2019, the United States district court for the district of Colorado confirmed the August 2016 Arbitration award against DynaResource, Inc. and DynaResource de Mexico, S.A. de C.V.  The district court’s decision overruled the recommendation previously issued by the magistrate judge to sustain the DynaResource entities’ motion to vacate the arbitration award. Each of DynaResource, Inc. and DynaResource de Mexico, S.A. de C.V. intends to exercise all of its rights, as appropriate, including an appeal.

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

Date: May 20, 2019

