Form 10-K/A
period 2018-12-31
DYNARESOURCE INC
filed 2019-09-24
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

There were 17,722,825 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (August 31, 2019).

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference.

None.

Explanatory Note

This Amendment No. 2 to Form 10-K is being filed to update certain information in our audited financial statements for the years ended December 31, 2018 and 2017 and related management’s discussion and analysis for the same period, as previously reported in our Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 8, 2019. As discussed in Note 1 to the Financial Statements, on July 31, 2019, Dyna Resources Inc. (the “Company”) and its Board of Directors, after consultation with the Company’s independent registered public accounting firm, concluded that the Company would amend its Annual Report on Form 10-K for the year ended December 31, 2018 and restate its financial statements and financial information for the years ended December 31, 2018 and December 31, 2017.

The restatement adjusts mining equipment and fixtures, accumulated deficit, non-controlling interest, mine expansion costs and depreciation expense. The errors were caused by the Company capitalizing certain expenditures as mining equipment and fixtures which should have been expensed as mine expansion costs. The errors have been corrected. As a result, for the year ended December 31, 2018 mine expansion cost has increased by $1,039,391, depreciation expense decreased by $270,959 and gain on sale of assets increased by $13,223. As of December 31, 2018, mine equipment and fixtures net of accumulated depreciation decreased by $2,436,872, accumulated deficit increased by $2,430,473 and non-controlling interest increased by $6,399. For the year ended December 31, 2017 mine expansion cost has increased by $1,260,873 and depreciation expense decreased by $148,232. As of December 31, 2017, mine equipment and fixtures net of accumulated depreciation decreased by $1,681,663, accumulated deficit increased by $1,672,805 and the deficit attributed to non-controlling interest increased by $8,858. As of January 1, 2017, accumulated deficit increased by $556,847 and the deficit attributed non-controlling interest increased by $12,175. For the years ended December 31, 2018 and 2017, the restatement reclassified cash flows used in investing activities of ($1,039,394) and ($1,260,873) to cash flows used in operating activities. There was no effect on the net change in cash in either period.

For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K, as amended hereby, in its entirety. However, this Form 10-K/A amends and restates only Items 2, 7, 8, 9A, and 15 of the original Form 10-K, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying financial statements, and no other information in the original Form 10-K is amended hereby. As a result of this restatement, the Company has also updated Item 9A. controls and procedures.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by DynaResource, Inc.’s principal executive officer and principal financial officer are being filed with this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1. In addition, Item 8 has been amended to contain a currently-dated consent of independent registered public accounting firms.

3

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

Test Underground Mining and Pilot Mill Operations

Capital Investment Program (2015 and 2016)

In July 2015, the Company commenced a capital investment program designed to increase tonnage from the test mining operations and, to increase volume and output through the pilot mill facility. Through DynaMineras, the Company was engaged in the implementation of this capital investment program from July through December 2015. And, in 2016, the Company was carrying out operations utilizing the improvements and increased outputs from test mining and pilot milling activities.

The capital investment program consisted of a net total of $3,565,000 USD as generally described below:

Contract Mining:	$713,000; including $250,000 Deposit (advance for services), and $513,000 in direct mining costs, explosives, and payments to contractor;

Mine related Costs:	$290,000; including mine plan development, permits, assays, consulting, mine supplies, and equipment items;

Mill and Camp:	$613,000; Improvements to the Mill and Camp, including pre-operation expenses;

Personnel Costs:	$673,000; including payroll and consulting expenses;

Equipment:	$636,000; long term equipment purchases including transportation, mine loading and hauling, generators, compressors and pumps;

Overhead:	$285,000; including legal expenses, consulting, and administration;

IVA Taxes:	$272,000; Value added taxes paid, and refundable;

Land Use and Rental:	$83,000;

Total:	$3,565,000

Project Improvements, Expansion and Increased Output (2017 AND 2018)

The Company continues its business plan of operations at San Jose de Gracia, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production output. Since 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per day, to a current 200 tons per day, and during fiscal year 2019 the Company expects to achieve production output of 250 tons per day. (Note the Summary of Test Mining and Pilot Mill Operations for 2015, 2016, 2017, and 2018 below).

Since January 2017, the Company has expended over $7.9 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily by cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion:	$1,520,000
Tailings Pond Expansion	265,000
Machinery and Equipment	467,000
Mining Camp Expansion	146,000
Medical Facility	123,000
Mine Development - San Pablo	2,509,000
Mine Expansion - San Pablo East	680,000
SJG Mining Concessions	1,024,000
Surface Rights and Permitting	125,000
Deb Retirement	125,000
Legal Fees	896,000
Total	$7,880,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The results of expensing all costs is that the Company has accumulated a net loss carry forward from Mexico operations of $28 million USD which is available to offset future taxable earnings.

Summary of Test Mining and Pilot Mill Operations for 2015, 2016, 2017 and 2018:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.0%	1,495	1,308
2016	33,172	12.70	79.7%	10,836	8,668
2017	35,170	12.95	85.00%	12,636	10,740
2018	52,038	9.82	86.11%	14,147	13,418

DynaMineras expects to continue to increase its test underground mining activity and pilot milling operations in 2019; and projects the increased output to 250 tons/day from the mine(s) and mill during 2019.

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
SEVENTH:

This court declares that any controversy arising from the Ear In/Option Agreement must be brought and resolved under Mexican Law and by competent Mexican Courts with proper jurisdiction, in recognition of the waiver and exclusion of the arbitration clause (contained in the Earn In/Option Agreement) by both parties.

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

TWELFTH:	The expenses and costs associated with these proceedings are hereby waived.
THIRTEENTH:	LET IT SO BE PUBLISHED. A Copy of this order and Sentence shall be found in the corresponding records.

ORDERED, adjudged and decreed by the Thirty Sixth Civil Judge of the Superior Court of the Federal District, Mr. JULIO GABRIEL IGLESIAS GOMEZ.

The October 5, 2015 Resolution constitutes a public record which may be reviewed through the Courts in México City.

México City Court Approves Lien on Shares of DynaMéxico owned by Minority Interest Holder

On October 5, 2016, the Thirty-Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal) approved a Lien (referred to by the court as an “Embargo”), in favor of DynaMéxico, upon Stock Certificates in the name of Goldgroup Resources Inc. (“Goldgroup”). The Stock Certificates subject to the Lien (“Embargo”) constitute Shares of DynaMéxico (“the Goldgroup DynaMéxico Shares”).

The Goldgroup DynaMéxico Shares were seized as a partial recovery of assets by DynaMéxico after DynaMéxico was awarded more than $48M USD (Forty-Eight Million Dollars) in damages against Goldgroup (the “Damages against Goldgroup”) on October 05, 2015, as described in a Sentencia Definitiva (the “Definitive Sentence”) issued by the same court, the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México, File number 1120/2014. Excerpts from the Definitive Sentence appear below. In addition to the Damages against Goldgroup, the Definitive Sentence also included additional Resolutions ordered in favor of DynaMéxico (the Damages against Goldgroup and the additional Resolutions are together referred to as the “Oct. 5, 2015 Resolution”).

Denial of Amparo Appeal

On August 24, 2017 a Federal Amparo Judge (“Juzgado de Distrito”) in the State of Vera Cruz, México, dismissed Goldgroup Resources Inc’s Amparo Trial Challenge to the $48 M USD damages award previously granted in favor of DynaMéxico. Pursuant to the dismissal ruling, the $48M USD damages award, previously granted to DynaMéxico by the Thirty-Sixth Civil Court of the Superior Court of Justice of the Federal District of México on October 5, 2015, was effectively confirmed.

México Circuit Court of Appeals – Notice of Intent for Final Ruling in Favor of DynaResource de México

On May 27, 2019, The Eleventh Collegiate Court in Civil Matters of the First Circuit (“México Circuit Court”, and the Court of Final Appeal for Goldgroup Resources Inc.) issued a written notice confirming it was ruling against the Amparo Appeal filed by Goldgroup Resources Inc. and in Favor of DynaResource de México, S.A. de C.V. In an effort to stay the issuance of the Ruling by the México Circuit Court, Goldgroup Resources Inc. filed a request to The Supreme Court of México to review the Amparo Appeal decision.

Rejection of Goldgroup Resources Inc. request to the Supreme Court of México

On July 3, 2019 an Official Ruling from The Supreme Court of México was issued to Reject the Request of Goldgroup Resources Inc. (the “México Supreme Court Rejection to Goldgroup”). The Justices of the First Chamber of the Supreme Court of Justice of México issued a Rejection Notice to Goldgroup Resources Inc., “due to the lack of legitimacy presented by Goldgroup”; and in issuing the Rejection Notice to Goldgroup, the Supreme court thereby reverted the Amparo Appeal back to the México Circuit Court where the Official and Final Ruling from the México Circuit Court is expected to be issued.

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

Unlike most arbitration proceedings in the U.S., the Arbitration Ruling is not final. Since the Arbitration Ruling is subject to international rules, the ruling may be vacated by U.S. courts, or simply not recognized by U.S. courts, on several grounds. Accordingly, both DynaMéxico and DynaResource have timely requested relief from the United States Federal District Court in Colorado, via the filing of a Petition for Nonrecognition of Foreign Arbitral Award and/or Motion to Vacate Arbitration Award (the “Petition for Nonrecognition”), and a supporting brief. The Petition for Nonrecognition relies heavily upon the Mexican court’s Definitive Sentence, key excerpts of which appear immediately below.

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

SIXTH:	Pursuant to Article 1424 of the Commercial Code of México, the arbitration provision established under clause 8.16 of the Earn In/Option Agreement, dated as of September 1, 2006, is ineffective and impossible to execute.
SEVENTH:	This Court declares that any controversy arising from the Earn In/Option Agreement must be brought and resolved under Mexican Law and by competent Mexican Courts with proper jurisdiction, in recognition of the waiver and exclusion of the arbitration clause (contained in the Earn In/Option Agreement) by both parties.
EIGHT:	This Court declares that the American Arbitration Association must abstain from hearing arbitration procedure number 50 501 T 00226 14, or any other ongoing and/or future ongoing arbitration already filed or to be filed by the defendant Goldgroup, based on the Earn In/Option Agreement dated September 1, 2006.
NINTH:	This Court declares that the American Arbitration Association does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006.

TENTH:	This Court declares, that the American Arbitration Association does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.
ELEVENTH:	This Court declares, that the American Arbitration Association does not have jurisdiction to hear any matters where Koy Wilber Diepholz, who is the President of the Board of Directors of DynaMéxico, and has been personally sued in relation to the arbitration clause established under clause 8.16 of the Earn In/Option Agreement, dated September 1, 2006, since he signed the mentioned instrument in representation of the Company and not in represention of the Company and not in his personal capacity.

(a)	The Arbitration Ruling contains an acknowledgement by the AAA that the AAA was named as a defendant in the legal demand filed by DynaMéxico in the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (the “DynaMéxico Legal Demand”). The Arbitration Ruling also contains a statement that the AAA was not properly served notice of the DynaMéxico Legal Demand;

(b) DynaMéxico obeyed the October 5, 2015 Court Order and did not attend the Arbitration hearing;

(c)	DynaMéxico will pursue all legal remedies in order to obtain a full dismissal of the Arbitration Ruling;
(d)	The October 5, 2015 Court Order and the $48 million USD award of damages against Goldgroup Resources Inc. remains in full force and effect as issued. DynaMéxico is currently pursuing all available remedies in order to collect $48 million USD in damages from Goldgroup Resources Inc. (See Court Approves Lien on Shares of DynaMéxico owned by Goldgroup Resources, above).

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

Arbitration Award against DynaResource, Inc. and DynaResource de México, S.A. de C.V.

On May 9, 2019, the United States district court for the district of Colorado confirmed the August 2016 Arbitration award against DynaResource, Inc. and DynaResource de México, S.A. de C.V.  The district court’s decision overruled the recommendation previously issued by the magistrate judge to sustain the DynaResource entities’ motion to vacate the arbitration award. Each of DynaResource, Inc. and DynaResource de México, S.A. de C.V. intends to exercise all its rights, as appropriate, including an appeal.

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

The DynaMéxico NI 43-101 Mineral Resource Estimate prepared by Mr. Robert Sandefur for the DynaMéxico NI 43-101 Technical Report included Indicated Resources at Tres Amigos and San Pablo. The “DynaMéxico NI 43-101 Mineral Resource Estimate also included an Inferred Resource for the four vein systems. Table summaries of Indicated and Inferred Resources are contained in the DynaMéxico NI 43-101 Mineral Resource Estimate. The DynaMéxico NI 43-101 Mineral Resource Estimate has been filed, along with the DynaMéxico NI 43-101 Technical Report, on SEDAR; but is not disclosed in this Form 10-K/A.

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

Test Underground Mining and Pilot Mill Operations

Capital Investment Program (2015 and 2016)

In July 2015, the Company commenced a capital investment program designed to increase tonnage from the test mining operations and, to increase volume and output through the pilot mill facility. Through DynaMineras, the Company was engaged in the implementation of this capital investment program from July through December 2015. And, in 2016, the Company was carrying out operations utilizing the improvements and increased outputs from test mining and pilot milling activities.

The capital investment program consisted of a net total of $3,565,000 USD as generally described below:

Contract mining;	$713,000; including @250,000 Deposit (advance for services). And $513,000 in direct mining costs, explosives, and payments to contractor;
Mine related Costs;	$290,000; including mine plan development, permits, assays, consulting, mine supplies, and equuipment items;
Mill and Camp;	$613,000; Improvements to the Mill andCamp, including pre-operation expenses;
Personnel Costs;	$673,000; including payroll and consulting expenses;
Equipment;	$636,000 long term equipment purchases including transportation, mine loading and hauling, generators, compressors and pumps;
Overhead;	$285,000; including legal expenses, consulting, and administration;
IVA Taxes;	$272,000; Value added taxes paid, and refundable;
Land Use and Rental;	$83,000;
Total;	$3,565,000

Project Improvements, Expansion and Increased Output (2017 AND 2018)

The Company continues its business plan of operations at San Jose de Gracia, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production output. Since 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per day, to a current 200 tons per day, and during fiscal year 2019 the Company expects to achieve production output of 250 tons per day. (Note the Summary of Test Mining and Pilot Mill Operations for 2015, 2016, 2017, and 2018 below).

Since January 2017, the Company has expended over $7.9 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion;	$1,520,000
Tailings Pond Expansion	265,000
Machinery and Equipment	467,000
Mining Camp Expansion	146,000
Medical Facility	123,000
Mine Development - San Pablo	2,509,000
Mine Expansion - San Pablo East	680,000
SJG Mining Concessions	1,024,000
Surface Roghts andPermitting	125,000
Debt Retirment	125,000
Legal Fees	896,000
Total	$7,880,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The results of expensing all costs is that the Company has accumulated a net loss carry forward from Mexico operations of $28 million USD which is available to offset future taxable earnings.

Summary of Test Mining and Pilot Mill Operations for 2015, 2016, 2017 and 2018:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.0%	1,495	1,308
2016	33,172	12.70	79.7%	10,836	8,668
2017	35,170	12.95	85.00%	12,636	10,740
2018	52,038	9.82	86.11%	14,147	13,418

DynaMineras expects to continue to increase its test underground mining activity and pilot milling operations in 2019; and projects the increased output to 250 tons/day from the mine(s) and mill during 2019.

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

MINE EXPANSION COSTS: Mine expansion costs for the years ended December 31, 2018 and 2017 were $1,466,287 and $1,514,104, respectively. These are the cost associated with the expansion of the mining facilities and the cost associated with preparing the San Jose de Gracia East Mine for production.

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

OTHER INCOME (EXPENSE). Other income for the years ended December 31, 2018 and 2017 was $1,567,074 and $3,155,274, respectively. Included in this category in 2018 is interest expense of $(391,757), other expense of $(323,034), Change in Derivative Liability of $2,206,825, gain on sale of assets of $23,715 and currency transaction gain (loss) of $51,325. Included in this category in 2017 is interest expense of $(158,944), change in derivative of $1,924,582 and currency transaction gain or (loss) of $1,388,573.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the years ended December 31, 2018 and 2017 was $383,630 and $122,184, respectively. This represents the non-controlling interest share of DynaMéxico’s loss.

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

Net cash provided (used) in operations for the year ended December 31, 2018 was $(531,142) compared to $797,713 in the year ended December 31, 2017. The decrease is primarily the result of the decrease in net income from $1,415,068 for the year ended December 31, 2017 to a net (loss) of $(966,727) in the current year offset by an increase in payables and customer advances.

Net cash provided by(used) in investing activities for the years ended December 31, 2018 and 2017 was $19,784 and $(12,316), respectively. In 2017 and 2018 expenditures necessary for the expansion of mining operations totaling $1,260,873 and $1,039,000, respectively which would normally have been included in this category were expenses due to the company’s lack of proven and probable reserves.

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

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the years ended December 31, 2018 and 2017 the portion of the net loss attributable to Goldgroup was $(383,630) and $(122,184), respectively.

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

As discussed in Notes 1, 3, 7, 12 and 17 to the financial statements, the Company restated certain amounts previously reported as of and for the years ended December 31, 2018 and 2017.

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

/s/ Whitley Penn LLP

Dallas, Texas

April 8, 2019 (September 23, 2019 as to Notes 1, 3, 7, 12 and 17 and the effects of the restatement)

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS	(Restated)	(Restated)
Current Assets
Cash and Cash Equivalents	$2,685,576	$3,528,735
Accounts Receivable	1,074,724	323,315
Inventories	1,588,778	907,982
Foreign Tax Receivable	845,564	732,241
Other Current Assets	372,936	38,397
Total Current Assets	6,567,578	5,530,670

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $106,673 and $98,817)	12,482	16,407
Mining Concessions	4,132,678	4,132,678
Investment in Affiliate	70,000	70,000
Other Assets	96,409	61,894

TOTAL ASSETS	$10,879,147	$9,811,649

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2,283,803	$803,291
Accrued Expenses	1,567,840	2,059,199
Customer Advances	1,750,000	—
Due to Non-Controlling Interest	231,500	231,500
Derivative Liabilities	974,683	3,181,508
Convertible Notes Payable	838,125	950,625
Current Portion of Long-Term Debt	705,320	129,401
Total Current Liabilities	8,351,271	7,355,524

Long Term Debt, Less Current Portion	1,097,915	237,910

TOTAL LIABILITES	9,449,186	7,593,434

Preferred Stock, Series C, $0.0001 per value, 1,733,221 shares Authorized, issued and outstanding	4,333,053	4,333,053
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 25,000,000 shares authorized
17,722,825 and 17,722,825 issued and outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,622,159	56,622,159
Treasury Stock, 778,980 and 778,980 shares	(2,223,891)	(2,223,891
Accumulated Other Comprehensive income	1,247,198	1,265,853
Accumulated Deficit	(53,154,259)	(52,571,162
Total DynaResource Inc. Stockholders' Equity	2,708,436	3,310,188
Non-Controlling Interest	(5,611,528)	(5,425,026
TOTAL EQUITY (DEFICIT)	(2,903,092)	(2,114,838

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,879,147	$9,811,649

The accompanying notes are an integral part of these consolidated financial statements.

         DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018 (Restated)	2017 (Restated)
REVENUE	$14,059,697	$10,850,091
COSTS AND EXPENSES OF MINING OPERATION
Production Cost Applicable to Sales	1,716,721	1,558,084
Mine Production Costs	2,807,474	1,178,162
Mine Exploration Costs	3,639,791	3,218,831
Mine Expansion Costs	1,466,287	1,514,104
Camp, Warehouse and Facilities	2,796,279	1,226,897
Transportation	645,504	576,315
Property Holding Costs	1,310,220	702,599
General and Administrative	2,203,366	2,609,675
Depreciation and Amortization	7,856	5,630
Total Operating Expenses	16,593,498	12,590,297
NET OPERATING (LOSS)	(2,533,801)	(1,740,206)

OTHER INCOME (EXPENSE)
Foreign Currency Gains	51,325	1,388,573
Gain on Sale of Assets	23,715	—
Interest Expense	(391,757)	(158,944)
Derivatives Mark-to-Market Gain	2,206,825	1,924,582
Other Income (Expense)	(323,034)	1,063
Total Other Income	1,567,074	3,155,274

NET INCOME (LOSS) BEFORE TAXES	(966,727)	1,415,068
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(966,727)	$1,415,068

DEEMED DIVIDEND FOR SERIES C PREFERRED	(173,320)	(173,320)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	383,630	122,184

NET INCOME(LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(756,417)	$1,363,932

EARNINGS PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Earnings (Loss) Per Common Share	$(0.04)	$0.08
Weighted Average Shares Outstanding - Basic	17,722,825	17,076,250

Diluted Earnings (Loss) Per Common Share	$(0.04)	$0.08
Weighted Average Shares Outstanding - Diluted	17,722,825	18,943,790

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain (Loss)	178,473	(1,781,773)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	178,473	(1,781,773)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(788,254)	$366,705

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(599,293)	$(961,793)
NON-CONTROLLING INTEREST	$(188,961)	$595,088

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2018 AND 2017 (RESTATED)

DYNARESOURCE, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2018 and 2017

	Preferred A		Preferred-C		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals

Balance, December 31, 2016	0	$1	0	$0	16,722,825	$167,228	40,000	$40,000	$55,083,783	$1,112,313	$(3,175,515)	$3,771,532	$(54,108,414)	$(6,026,748)	$(4,248,133)

Sale of Common Shares for Cash					1,000,000	10,000			2,490,000						2,500,000

Issuance of Treasury Shares for Services									(951,624)	(333,333)	951,624				0

Other Comprehensive Income												(2,505,679)		723,906	(1,781,773)

Net Income													1,537,252	(122,184)	1,415,068

Balance, December 31, 2017	0	1	0	0	17,722,825	177,228	40,000	40,000	56,622,159	778,980	(2,223,891)	1,265,853	(52,571,162)	(5,425,026)	(2,114,838)

Other Comprehensive Income												(18,655)		197,128	178,473

Net Income (Loss)													(583,097)	(383,630)	(966,727)

															0

															0
Balance, December 31, 2018	0	$1	0	$0	17,722,825	$177,228		$40,000	$56,622,159	$778,980	$(2,223,891)	$1,247,198	$(53,154,259)	$(5,611,528)	$(2,903,092)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018 (Restated)	2017 (Restated)
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$(966,727)	$1,415,068
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Change in Derivatives	(2,206,825)	(1,924,582)
Depreciation and Amortization	7,856	5,630
Gain on Sale of Asset	(23,715)	—
Change in Operating Assets and Liabilities
Accounts Receivable	(751,409)	130,825
Inventories	(680,796)	(346,744)
Foreign Tax Receivable	(113,323)	351,123
Other Assets	(369,054)	(10,970)
Customer Advances	1,750,000	—
Accounts Payable	1,480,512	(47,906)
Accrued Expenses	1,342,339	1,225,269
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(531,142)	797,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(3,931)	(12,316)
Disposal of Equipment	23,715	—
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	19,784	(12,316)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	—	2,500,000
Payments of Promissory Notes - Related Parties	(112,500)	(5,625)
Payments of Long-Term Debt	(399,636)	(166,269)
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES	(512,136)	2,328,106

Effects of Foreign Exchange	180,335	(1,781,773)

NET INCREASE (DECREASE) IN CASH	(843,159)	1,331,730
CASH AT BEGINNING OF PERIOD	3,528,735	2,197,005
CASH AT END OF PERIOD	$2,685,576	$3,528,735

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$396,748	$158,686
Cash Paid for Income Taxes	$—	$—
NON-CASH TRANSACTION
Issuance of Treasury Shares	$—	$951,624
Conversion of Accounts Payable to Long-Term Debt	$1,833,698	$533,580

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

Restatement

The Company is filing this Amendment No.2 to its Annual Report on Form 10-K for the year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission on April 8, 2019. The Company has restated its consolidated financial statements for the years ended December 31, 2018 and December 31, 2017 to correct the manner in which the Company recorded certain expenditures. The expenditures which were capitalized as Mining Equipment and Fixtures should have been expensed as mine expansion costs under Generally Accepted Accounting Principles (GAAP) in the United States. The Company made the appropriate adjustment to the opening January 1, 2017 equity balance to reflect the cumulative effect of prior periods to remove certain expenditures for mining site improvements and equipment that were previously capitalized as fixed assets.

The errors which were included in the December 31, 2018 Form 10-K Annual Report were incurred throughout the 2018 and 2017 fiscal years and prior periods and were subsequently identified in the third quarter of the 2019 fiscal year. The Company will also be filing an amended 10-Q for the quarter ended March 31, 2019.

Please refer to Note 17 – Restatements for a complete summary of the restatement adjustments and an “As Reported” and “As Restated” comparison of the affected balances within the financial statements. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by DynaResouce Inc.’s principal executive officer and principal financial officer are being filed with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. In addition, Item 8 has been amended to contain a currently-dated opinion of the Company’s independent registered public accounting firm.

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

Property

Substantially all mine development costs, including design, engineering, mine construction, and installation of equipment are expensed as incurred as the Company has not established proven and probable reserves on any of its properties. Only certain types of mining equipment which has alternative uses or significant salvage value, may be capitalized without proven and probable reserves. Depreciation is computed using the straight-line method. Office furniture, equipment and light vehicles are being depreciated on a straight-line method over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company's corporate office, are being amortized over the term of the lease of 10 years. Trailers, heavy vehicles and other site equipment are being depreciated on a straight-line method over estimated economic lives from 5 to 15 years. Buildings are being depreciated on straight line method over an estimated economic life of 20 years.

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

As of and for the year ended December 31, 2018, there are $0 significant contract deferred costs such as sales commissions or costs deferred.

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

	Years ended December 31
	2018 (Restated)	2017 (Restated)
Net income (loss) attributable to common shareholders	$(756,417)	$1,363,932
Shares:
Weighted average number of common shares outstanding, Basic	17,722,825	17,076,250

Weighted average number of common shares outstanding, Diluted	17,722,825	18,943,790

Basic earnings (loss) per share	$(0.04)	$0.08

Diluted earnings (loss) per share	$(0.04)	$0.08

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

62

	2018	2017

Mined Tonnage, Gold-Silver Concentrates, and/or Gravity Tailings (Flotation Feed Material)	$1,588,778	$907,982
Total Inventories	$1,588,778	$907,982

NOTE 3 – PROPERTY

Property consists of the following at December 31, 2018 and December 31, 2017:

	2018 (Restated)	2017 (Restated)

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	27,082
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	115,224
Less: Accumulated depreciation	(106,673)	(98,817)
Total Property	$12,481	$16,407

The Company purchased equipment of $3,931 and $12,316 in the years ended December 31, 2018 and 2017, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $7,856 and $5,630 for the years ended December 31, 2018 and 2017, respectively.

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

Deferred Tax Asset Related to:
	2018 (Restated)	2017 (Restated)
Prior Year	$12,549,746	$17,244,045
Tax (Expense) Benefit for Current Year	793,388	166,093
Peranent Difference Due to Rate Change	—	(4,860,392)
Total Deferred Tax Asset	13,343,134	12,549,746
Less: Valuation Allowance	(13,343,134)	(12,549,746)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company as of December 31, 2018 and 2017 differ from those computed using the statutory rates of 21% and 34% due to the following:
	2018 (Restated)	2017 (Restated)
Tax Expense (Benefit) at Statutory Rates	(241,682)	481,123
Peranent Difference Due to Rate Change	—	4,860,392
Other Permanent Differences	(551,706)	(653,180)
Change in Valuation Allowance	793,388	(4,694,299)
Other	—	5,964
Provision for (Benefit from) Income Taxes, Net	—	—

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

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the years ended December 31, 2018 and December 31, 2017, respectively were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
	(Restated)	(Restated)

Beginning balance	$(5,425,026)	$(6,026,748)
Operating income (loss)	(383,630)	(122,184)
Share of Other Comprehensive Income (loss)	197,128	723,906
Ending balance	$(5,611,528)	$(5,425,026)

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

note 16 – subsequEnt events

The Company has evaluated events from December 31, 2018, through the date whereupon the financial statements were issued, and has determined the below described events subsequent to the end of the period.

On February 18, 2019 the Company entered into a financing agreement for unpaid mining concession taxes for the year ended December 31, 2018 in the amount of $382,286. The Company paid an initial 20% payment of $65,667 and financed the balance over 36 months at an interest rate of 21%.

Legal Rulings

May 9, 2019 Arbitration Award against DynaResource and DynaResource de Mexico S.A. de C.V.

As is described further under Part II – Item 1. Legal Proceedings, on May 9, 2019, the United States district court for the district of Colorado confirmed an arbitration award against DynaResource, Inc. and DynaResource de Mexico, S.A. de C.V. The district court’s decision overruled the recommendation previously issued by the magistrate judge to sustain the DynaResource entities’ motion to vacate the arbitration award. Each of DynaResource, Inc. and DynaResource de Mexico, S.A. de C.V. intends to exercise all its rights, as appropriate, including an appeal.

The DynaResource entities have filed the below notices in the United State District Coutrt:

México Circuit Court of Appeals – Notice of Intent for Final Ruling in Favor of DynaResource de México

On May 27, 2019, The Eleventh Collegiate Court in Civil Matters of the First Circuit (“México Circuit Court”, and the Court of Final Appeal for Goldgroup Resources Inc.) issued a written notice confirming it was ruling against the Amparo Appeal filed by Goldgroup Resources Inc. and in Favor of DynaResource de México, S.A. de C.V. In an effort to stay the issuance of the Ruling by the México Circuit Court, Goldgroup Resources Inc. filed a request to The Supreme Court of México to review the Amparo Appeal decision.

Rejection of Goldgroup Resources Inc. request to the Supreme Court of México

On July 3, 2019 an Official Ruling from The Supreme Court of México was issued to Reject the Request of Goldgroup Resources Inc. (the “México Supreme Court Rejection to Goldgroup”). The Justices of the First Chamber of the Supreme Court of Justice of México issued a Rejection Notice to Goldgroup Resources Inc., “due to the lack of legitimacy presented by Goldgroup”; and in issuing the Rejection Notice to Goldgroup, the Supreme court thereby reverted the Amparo Appeal back to the México Circuit Court where the Official and Final Ruling from the México Circuit Court is expected to be issued.

México Circuit Court of Appeals – Notice of Intent for Final Ruling in Favor of DynaResource de México

On May 27, 2019, The Eleventh Collegiate Court in Civil Matters of the First Circuit (“México Circuit Court”, and the Court of Final Appeal for Goldgroup Resources Inc.) issued a written notice confirming it was ruling against the Amparo Appeal filed by Goldgroup Resources Inc. and in Favor of DynaResource de México, S.A. de C.V. In an effort to stay the issuance of the Ruling by the México Circuit Court, Goldgroup Resources Inc. filed a request to The Supreme Court of México to review the Amparo Appeal decision.

Rejection of Goldgroup Resources Inc. request to the Supreme Court of México

On July 3, 2019 an Official Ruling from The Supreme Court of México was issued to Reject the Request of Goldgroup Resources Inc. (the “México Supreme Court Rejection to Goldgroup”). The Justices of the First Chamber of the Supreme Court of Justice of México issued a Rejection Notice to Goldgroup Resources Inc., “due to the lack of legitimacy presented by Goldgroup”; and in issuing the Rejection Notice to Goldgroup, the Supreme court thereby reverted the Amparo Appeal back to the México Circuit Court where the Official and Final Ruling from the México Circuit Court is expected to be issued.

Advances from Purchaser

September 17, 2019 $1M USD Advance from Purchaser

The Purchaser of the Company’s precious metals products produced from San Jose de Gracia submitted the next advance to Mineras de DynaResource S.A. de C.V. in the amount of $1M USD.

NOTE 17 - RESTATEMENT

The Company has identified certain expenditures amounting to $1,039,391 in 2018, $1,260,873 in 2017 and $569,022 in prior periods which were improperly capitalized as Mining Equipment. Because the Company has not established proven and probably reserves under Generally Accepted Accounting Principles (GAAP) in the United States all costs associated with the exploration and development of mining properties should be expensed including those with useful life exceeding one year. The Company has adjusted the Consolidated Statements of income and Comprehensive Income for the years ended December 31, 2018 and 2017 and the Balance sheets as of December 31, 2018 and 2017 and the opening Balance Sheet as of January 1, 2017. The following presents the adjustments in detail:

Equity (Deficit)

	Previously		Restated
	Reported		Balance
	January 1, 2017	Adjustments	January 1, 2017

Accumulated Deficit	$(53,551,567)	$(556,847)	$(54,108,414)

Total DynaResource Inc. Stockholders' Equity	2,335,462	(556,847)	1,778,615

Non-Controlling Interest	(6,014,573)	(12,175)	(6,026,748)

TOTAL EQUITY (DEFICIT)	(3,679,111)	(569,022)	(4,248,133)

	Previously		Restated
	Reported		Balance
	Dec 31, 2017	Adjustments	Dec 31, 2017
BALANCE SHEET:

Mining Equipment and Fixtures (Net of Accumulated Depreciation)	$1,698,070	$(1,681,663)	$16,407

Total Assets	$11,493,312	$(1,681,663)	$9,811,649

Accumulated Deficit	$(50,898,357)	$(1,672,805)	$(52,571,162)

Total DynaResource Inc. Stockholders' Equity	4,982,993	(1,672,805)	3,310,188

Non-Controlling Interest	(5,416,168)	(8,858)	(5,425,026)

TOTAL EQUITY (DEFICIT)	(433,175)	(1,681,663)	(2,114,838)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,493,312	$(1,681,663)	$9,811,649

INCOME STATEMENT:

COSTS AND EXPENSES OF MINING OPERATIONS:
Mine Expansion Costs	$253,231	$1,260,873	$1,514,104

Depreciation and Amortization	153,862	(148,232)	5,630

Total Operating Expenses	11,477,656	1,112,641	12,590,297

NET OPERATING INCOME (LOSS)	(627,565)	(1,112,641)	(1,740,206)

OTHER INCOME (EXPENSE)
Gain on Sale of Assets	-	-	-

Total Other Income (Expense)	3,155,274		3,155,274

NET INCOME (LOSS) BEFORE TAXES	2,527,709	(1,112,641)	1,415,068

NET INCOME (LOSS)	2,527,709	(1,112,641)	1,415,068

ATTRIBUTABLE TO NON-CONTROLLING INTEREST	125,501	(3,317)	122,184

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,479,890	$(1,115,958)	$1,363,932

Basic Earnings (Loss) Per Common Share	$0.15	$(0.07)	$0.08

Diluted Earnings (Loss) Per Common Share	$0.14	$(0.06)	$0.08

	Previously		Restated
	Reported		Balance
	Dec 31, 2018	Adjustments	Dec 31, 2018
BALANCE SHEET:

Mining Equipment and Fixtures (Net of Accumulated Depreciation)	$2,449,354	$(2,436,872)	$12,482

Total Assets	$13,316,019	$(2,436,872)	$10,879,147

Accumulated Deficit	$(50,723,786)	$(2,430,473)	$(53,154,259)

Total DynaResource Inc. Stockholders' Equity	5,138,909	(2,430,473)	2,708,436

Non-Controlling Interest	(5,605,129)	(6,399)	(5,611,528)

TOTAL EQUITY (DEFICIT)	(466,220)	(2,436,872)	(2,903,092)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,316,019	$(2,436,872)	$10,879,147

INCOME STATEMENT:

COSTS AND EXPENSES OF MINING OPERATIONS:
Mine Expansion Costs	$426,896	$1,039,391	$1,466,287

Depreciation and Amortization	278,815	(270,959)	7,856

Total Operating Expenses	15,825,066	768,432	16,593,498

NET OPERATING INCOME (LOSS)	(1,765,369)	(768,432)	(2,533,801)

OTHER INCOME (EXPENSE)
Gain on Sale of Assets	10,492	13,223	23,715

Total Other Income (Expense)	1,553,851	13,223	1,567,074

NET INCOME (LOSS) BEFORE TAXES	(211,518)	(755,209)	(966,727)

NET INCOME (LOSS)	(211,518)	(755,209)	(966,727)

ATTRIBUTABLE TO NON-CONTROLLING INTEREST	386,089	(2,459)	383,630

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,251	$(757,668)	$(756,417)

Basic Earnings (Loss) Per Common Share	$0.00	$(0.04)	$(0.04)

Diluted Earnings (Loss) Per Common Share	$0.00	$(0.04)	$(0.04)

STATEMENT OF CASH FLOW:
	Previously		Restated
	Reported		Balance
	Dec 31, 2017	Adjustments	Dec 31, 2017
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$2,527,709	$(1,112,641)	$1,415,068
Adjustments to reconcile net loss to cash provided by operating activities
Change in Derivatives	(1,924,582)		(1,924,582)
Depreciation and Amortization	153,862	(148,232)	5,630
Gain on Sales of Assets	-		-
Change in Operating Assets and Liabilities
Accounts Receivable	130,825		130,825
Inventories	(346,744)		(346,744)
Foreign Tax Receivable	351,123		351,123
Other Assets	(10,970)		(10,970)
Customer Advances	-		-
Accounts Payable	(47,906)		(47,906)
Accrued Liabilities	1,225,269		1,225,269
CASH FLOWS Provided BY OPERATING ACTIVITIES	2,058,586	(1,260,873)	797,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(1,273,189)	1,260,873	(12,316)
Disposal of Equipment
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(1,273,189)	1,260,873	(12,316)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	2,500,000		2,500,000
Payments of Promissory Notes - Related Parties	(5,625)		(5,625)
Payments of Long Term Debt	(166,269)		(166,269)
CASH FLOW (USED IN) FINANCING ACTIVITIES	2,328,106	-	2,328,106

Effects of Foreign Exchange	(1,781,773)		(1,781,773)

NET INCREASE (DECREASE) IN CASH	1,331,730	-	1,331,730

CASH AT BEGINNING OF PERIOD	2,197,005		2,197,005

CASH AT END OF PERIOD	$3,528,735	-	3,528,735

	Previously		Restated
	Reported		Balance
	Dec 31, 2018	Adjustments	Dec 31, 2018
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$(211,518)	$(755,209)	$(966,727)
Adjustments to reconcile net loss to cash provided by operating activities
Change in Derivatives	(2,206,825)		(2,206,825)
Depreciation and Amortization	278,815	(270,959)	7,856
Gain on Sales of Assets	(10,492)	(13,223)	(23,715)
Change in Operating Assets and Liabilities
Accounts Receivable	(751,409)		(751,409)
Inventories	(680,796)		(680,796)
Foreign Tax Receivable	(113,323)		(113,323)
Other Assets	(369,054)		(369,054)
Customer Advances	1,750,000		1,750,000
Accounts Payable	1,480,512		1,480,512
Accrued Liabilities	1,342,339		1,342,339
CASH FLOWS Provided BY OPERATING ACTIVITIES	508,249	(1,039,391)	(531,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(1,043,322)	1,039,391	(3,931)
Disposal of Equipment	23,715		23,715
CASH FLOWS (USED IN) INVESTING ACTIVITIES	(1,019,607)	1,039,391	19,784

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-		-
Payments of Promissory Notes - Related Parties	(112,500)		(112,500)
Payments of Long Term Debt	(399,636)		(399,636)
CASH FLOW (USED IN) FINANCING ACTIVITIES	(512,136)	-	(512,136)

Effects of Foreign Exchange	180,335	-	180,335

NET INCREASE (DECREASE) IN CASH	(843,159)		(843,159)

CASH AT BEGINNING OF PERIOD	3,528,735	-	3,528,735

CASH AT END OF PERIOD	$2,685,576	$-	$2,685,576

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99- 2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2018. Based on its evaluation, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. We have identified three areas which contain material weaknesses. First; the size of the Company and limitations inherent in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly, the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. Thirdly as a result of the two previously mention weaknesses the Company failed to properly apply United State General Accepted Accounting Principles (Gaap) in accounting for certain expenditures as mining equipment and fixtures and depreciated them over their useful lives. Because the Company does not have proven and probable reserves under U.S. Gaap as defined in SEC Industry Guide 7 all costs of mine development including items with a useful life greater than one year should be expensed in the period incurred. As a result, we have restated our previously issued financial statement as detail in Note 17 to the financial statements. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors.

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

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DYNARESOURCE, INC.

Dated: September 23, 2019	By:	/s/ K.W. (“K.D.”) DIEPHOLZ
K.W. (K.D.) Diepholz, Chairman of the Board of Directors and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K.W. (“K.D.”) DIEPHOLZ	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 23, 2019
K.W. (K.D.) Diepholz

/s/ K.W. (“K.D.”) DIEPHOLZ	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2019
K.W. (K.D.) Diepholz

