Form 10-Q/A
period 2019-03-31
DYNARESOURCE INC
filed 2019-10-02
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No 2)

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

Yes [ ] No [X]

As of September 30, 2019, there were 17,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-6
	Notes to Unaudited Financial Statements	7-28

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	29

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	44

ITEM 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	46

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	51

ITEM 3.	Default Upon Senior Securities	51

ITEM 4.	Mine Safety Disclosures	51

ITEM 5.	Other Information	51

ITEM 6.	Exhibits	52

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Restated)	Dec. 31, 2018 (Restated)

ASSETS
Current Assets
Cash and Cash Equivalents	$1,442,263	$2,685,576
Accounts Receivable	829,451	1,074,724
Inventories	1,787,121	1,588,778
Foreign Tax Receivable	1,171,879	845,564
Other Current Assets	359,195	372,936
Total Current Assets	5,589,909	6,567,578

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $108,699 and $106,673)	10,455	12,482
Mining Concessions	4,132,678	4,132,678
Operating Lease Asset	861,668	—
Investment in Affiliate	70,000	70,000
Other Assets	97,027	96,409

TOTAL ASSETS	$10,761,737	$10,879,147

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3,448,312	$2,283,803
Accrued Expenses	1,389,186	1,567,840
Customer Advances	1,750,000	1,750,000
Due to Non-Controlling Interest	231,500	231,500
Derivative Liability	352,183	974,683
Current Portion of Operating Lease Liability	63,195	—
Convertible Notes Payable	838,125	838,125
Current Portion of Long Term Debt	820,739	705,320
Total Current Liabilities	8,893,240	8,351,271

Operating Lease Liability, Less Current Portion	809,993	—
Long Term Debt, Less Current Portion	1,091,791	1,097,915

TOTAL LIABILITIES	10,795,024	9,449,186

Preferred Stock, Series C, $0.0001 per value, 1,733,221 shares Authorized, issued and outstanding	4,333,053	4,333,053

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 25,000,000 shares authorized,
17,722,825 issued and 17,722,825 outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,622,159	56,622,159
Treasury Stock, 778,980 shares	(2,223,891)	(2,223,891)
Accumulated Other Comprehensive income	1,100,434	1,247,198
Accumulated Deficit	(54,423,374)	(53,154,259)
Total DynaResource Inc. Stockholders' Equity	1,292,557	2,708,436
Non-Controlling Interest	(5,658,897)	(5,611,528)
TOTAL EQUITY (DEFICIT)	(4,366,340)	(2,903,092)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,761,737	$10,879,147

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	2019 (Restated)	2018 (Restated)
REVENUE	$2,329,563	$2,517,766

COSTS AND EXPENSES OF MINING OPERATIONS
Production Cost Applicable to Sales	451,291	326,847
Mine Production Costs	1,055,940	454,861
Mine Exploration Costs	862,300	827,299
Mine Expansion Costs	217,223	379,200
Camp, Warehouse and Facilities	671,774	666,409
Transportation	250,826	87,668
Property Holding Costs	105,962	152,387
General and Administrative	644,677	594,443
Depreciation and Amortization	2,027	1,309
Total Operating Expenses	4,262,020	3,490,423
NET OPERATING LOSS	(1,932,457)	(972,657)

OTHER INCOME (EXPENSE)
Foreign Currency Gains	139,352	806,514
Interest Expense	(126,389)	(55,551)
Derivatives Mark-to-Market Gain	622,500	1,982,482
Other Income	373	380
Total Other Income	635,836	2,733,825

INCOME BEFORE TAXES	(1,296,621)	1,761,168
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(1,296,621)	$1,761,168

DEEMED DIVIDEND FOR SERIES C PREFERRED	(43,330)	(43,330)
(INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	26,890	55,186

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,313,061)	$1,773,024

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO
THE EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Earnings (Loss) Per Common Share	$(0.07)	$0.10
Weighted Average Shares Outstanding - Basic	17,722,825	17,722,825

Diluted Earnings (Loss) Per Common Share	$(0.07)	$0.09
Weighted Average Shares Outstanding - Diluted	17,722,825	19,473,378

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Loss	(166,627)	(786,668)
TOTAL OTHER COMPREHENSIVE LOSS	(166,627)	(786,668)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,463,248)	$974,500

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(1,415,879)	$1,011,849
NON-CONTROLLING INTEREST	$(47,369)	$(37,349)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Periods Ended March 31, 2019 and 2018
(Restated)

	Preferred A		Preferred-C		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals

Balance, December 31, 2017	—	1	—	—	17,722,825	177,228	40,000	$40,000	$56,622,159	$778,980	$(2,223,891)	$1,265,853	$(52,571,162)	$(5,425,026)	$(2,114,838)

Other Comprehensive Income												(806,341)		19,673	(786,668)

Net Income (Loss)													1,816,354	(55,186)	1,761,168

Balance, March 31, 2018	—	1	—	—	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$459,512	$(50,754,808)	$(5,460,539)	$(1,140,338)

Balance, December 31, 2018	—	1	—	—	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,247,198	$(53,154,259)	$(5,611,528)	$(2,903,092)

Other Comprehensive Income												(146,148)		(20,479)	(166,627)

Net Income (Loss)													(1,269,731)	(26,890)	(1,296,621)

Balance, March 31, 2019	—	1	—	—	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,101,050	$(54,423,990)	$(5,658,897)	$(4,366,340)

The accompanying notes are an integral part of these consolidated financial statements.

 DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	2019 (Restated)	2018 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,296,621)	$1,761,168
Adjustments to reconcile net income (loss) to cash
provided by (used in) Operating activities
Gain on Derivative Liabilities	(622,500)	(1,982,482)
Depreciation and Amortization	2,027	1,309

Change in Operating Assets and Liabilities:
Accounts Receivable	245,273	(14,749)
Inventory	(198,343)	(133,774)
Foreign Tax Receivable	(326,315)	154,405
Leased Assets	(861,668)	—
Other Assets	13,123	(379,591)
Accounts Payable	2,378,939	794,513
Accrued Liabilities	(1,132,637)	(218,024)
Customer Advances	—	500,000
Lease Liabilities	873,188	—
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(925,534)	482,775

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on Convertible Notes Payable		(112,500)
Payment on Long Term Debt	(169,675)	(42,065)
CASH FLOWS (USED IN) BY FINANCING ACTIVITIES	(169,675)	(154,565)

Effect of Foreign Exchange	(148,104)	(786,668)

NET DECREASE IN CASH	(1,243,313)	(458,458)

CASH AT BEGINNING OF PERIOD	2,685,576	3,528,735

CASH AT END OF PERIOD	$1,442,263	$3,070,277

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$127,702	$51,549
Cash Paid for Income Taxes	$—	$—

NON-CASH TRANSACTIONS
Conversion of Accounts Payable to Long Term Debt	$260,447	$504,094

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

Restatement

The Company is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the three months March 31, 2019, which was originally filed with the Securities and Exchange Commission on April 8, 2019. The Company has restated its consolidated financial statements for the years ended December 31, 2018 and December 31, 2017 to correct the manner in which the Company recorded certain expenditures. The expenditures which were capitalized as Mining Equipment and Fixtures should have been expensed as mine expansion costs under Generally Accepted Accounting Principles (GAAP) in the United States. The Company made the appropriate adjustment to the opening January 1, 2017 equity balance to reflect the cumulative effect of prior periods to remove certain expenditures for mining site improvements and equipment that were previously capitalized as fixed assets.

The errors which were included in the March 31, 2019 Form 10-Q Quarterly Report were incurred throughout the three months ended March 31, 2019, 2018 fiscal year and prior periods and were subsequently identified in the third quarter of the 2019 fiscal year.

Please refer to Note 17 – Restatements for a complete summary of the restatement adjustments and an “As Reported” and “As Restated” comparison of the affected balances within the financial statements. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by DynaResource, Inc.’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A as Exhibits 31.1, 31.2, and 32.1.

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

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of March 31, 2019, the mineral interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

	Three Months	Three Months
	Ended March 31, 2019 (Restated)	Ended March 31, 2018 (Restated)
Net income (loss) attributable to common shareholders	$(1.313,061)	$1,773,024

Weighted average number of common shares outstanding, Basic	17,722,825	17,722,825

Diluted weighted average number of common shares outstanding, Diluted	17,722,825	19,473,378

Basic earnings (loss) per share	$(0.07)	$0.10

Diluted earnings (loss) per share	$(0.07)	$0.09

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

	2019	2018
Mined Tonnage Stockpiled	$1,678,792	$1,512,410
Mill Tonnage Stockpiled	108,329	76,368
Finished Material	—	—
Total Inventories	$1,787,121	$1,588,778

NOTE 3 – PROPERTY

Property consists of the following at March 31, 2019 and December 31, 2018:

	2019 (Restated)	2018 (Restated)

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(108,699)	(106,673)
Total Property	$10,455	$12,481

.

The Company purchased equipment of $0 and $0 in the three months ended March 31, 2019 and 2018, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $2,027 and $1,309 for the three months ended March 31, 2019 and 2018, respectively.

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

Deferred Tax Asset Related to:

	2019 (Restated)	2018 (Restated)
Prior Year	$13,343,134	$12,549,746
Tax Benefit for Current Year	479,780	793,388
Permanent Difference Due to Rate Change	—	—
Total Deferred Tax Asset	13,822,914	13,343,134
Less: Valuation Allowance	(13,822,914)	(13,343,134)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company as of March 31, 2019 and 2018 differs from those computed using the blended statutory tax rate of 21% due to the following differences:

	2019 (Restated)	2018 (Restated)
Tax Expense (Benefit) at Statutory Rates	(324,155)	440,292
Other Permanent Differences	(155,625)	(495,746)
Change in Valuation Allowance	479,780	55,454
Provision for (Benefit from) Income Taxes, Net	$—	$—

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

The Company’s components are lease cost are as follows:

Three Months Ended March 31, 2019
Operating Lease – Office Lease	$20,468
Operating Lease – Ground Lease	23,287
Short Term Lease Costs	1,480
Variable Lease Costs	—
TOTAL	$42,245

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00
Weighted Average Discount Rate – Operating Leases	12.50%

Future minimum lease obligations are as follow for the twelve months ending March 31:

YEAR
2020	$166,660
2021	170,973
2022	175,362
2023	164,979
2024	94,074
Thereafter	984,381
TOTAL	$1,756,429

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

Period Ended	March 31, 2019	December 31, 2018
Fair value of derivative liability (Warrants), beginning of year	$571,774	$1,649,719
Change in fair value of derivative liability (Warrants)	(363,722)	(1,077,945)
Fair value of derivative liability (Warrants), end of period	$208,052	$571,774

Total (Gain) Loss on Derivative Liability (Preferred Series C Stock and Warrant)

The below table represents the total (gain) or loss, of the derivative liability (Preferred Series C Stock and Warrants) for the quarterly period ending March 31, 2019 and the year ending December 31, 2018.

Period Ended	March 31, 2019	December 31, 2018
Fair value of derivative liability (Preferred C Stock and Warrants), beginning of year	$974,683	$3,181,508
Change in fair value of derivative liability (Stock and Warrants)	(622,500)	(2,206,825)
Fair value of derivative liability (Stock and Warrants), end of period	$352,183	$974,683

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the periods ended March 31, 2019 and December 31, 2018, respectively were as follows:

	Qtr. Ended March 31, 2019 (Restated)	Year Ended December 31, 2018 (Restated)
Beginning balance	$(5,611,528)	$(5,425,026)
Operating loss	(26,890)	(383,630)
Share of Other Comprehensive Income	(20,479)	197,128
Ending balance	$(5,658,897)	$(5,611,528)

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

The following is a summary of the transaction during the periods ended December 31, 2018 and March 31, 2019:

Balance at December 31, 2017	367,311
Exchange Rate Adjustment	1,861
Property Holding Taxes January 1, 2016 – June 30, 2018	2,292,122
Initial payment of 20%	(458,423)
2018 principal payments	(399,636)
Balance at December 31, 2018	$1,803,235
Exchange Rate Adjustment	18,524
Property Holding Taxes July 1, 2018 – December 31, 2018	325,559
Initial payment of 20%	(65,112)
2018 principal payments	(169,676)
Balance at March 31, 2019	$1,912,530

At March 31, 2019 future maturities of notes payable are as follows Year Ending March 31:
2020	$820,719
2021	838,657
2022	253,154
Total	$1,912,530

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

The DynaResource entities have filed the below notices in the United State District Court:

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

NOTE 17 - RESTATEMENT

The Company has identified certain expenditures amounting to $142,048 in 2019, $1,039,391 in 2018 and $1,829,895 in prior periods which were improperly capitalized as Mining Equipment. Because the Company has not established proven and probable reserves under Generally Accepted Accounting Principles (GAAP) in the United States all costs associated with the exploration and development of mining properties should be expensed including those with useful life exceeding one year. The Company has adjusted the Consolidated Statements of income and Comprehensive Income for the three months ended March 31, 2019 and 2018 and the Balance sheets as of March 31, 2019 and December 31, 2018 and the opening Balance Sheet as of January 1, 2018. The following presents the adjustments in detail:

	Previously		Restated
	Reported		Balance
	Jan 1, 2018	Adjustments	Jan 1, 2018
EQUITY (DEFICIT)

Accumulated Deficit	$(50,898,357)	$(1,672,805)	$(52,571,162)

Total DynaResource Inc. Stockholders' Equity	4,982,993	(1,672,805)	3,310,188

Non-Controlling Interest	(5,416,168)	(8,858)	(5,425,026)

TOTAL EQUITY (DEFICIT)	(433,175)	(1,681,663)	(2,114,838)

	Previously		Restated
	Reported		Balance
	Dec 31, 2018	Adjustments	Dec 31, 2018
BALANCE SHEET:

Mining Equipment and Fixtures (Net of Accumulated Depreciation)	$2,449,354	$(2,436,872)	$12,482

Total Assets	$13,316,019	$(2,436,872)	$10,879,147

Accumulated Deficit	$(50,723,786)	$(2,430,473)	$(53,154,259)

Total DynaResource Inc. Stockholders' Equity	5,138,909	(2,430,473)	2,708,436

Non-Controlling Interest	(5,605,129)	(6,399)	(5,611,528)

TOTAL EQUITY (DEFICIT)	(466,220)	(2,436,872)	(2,903,092)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,316,019	$(2,436,872)	$10,879,147

	Previously		Restated
	Reported		Balance
	March 31, 2018	Adjustments	March 31, 2018
INCOME STATEMENT:

COSTS AND EXPENSES OF MINING OPERATIONS:
Mine Expansion Costs	$159,900	$219,300	$379,200

Depreciation and Amortization	66,642	(65,333)	1,309

Total Operating Expenses	3,336,456	153,967	3,490,423

NET OPERATING INCOME (LOSS)	(818,690)	(153,967)	(972,657)

INCOME (LOSS) BEFORE TAXES	1,915,135	(153,967)	1,761,168

NET INCOME (LOSS)	1,915,135	(153,967)	1,761,168

ATTRIBUTABLE TO NON-CONTROLLING INTEREST	57,645	(2,459)	55,186

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,929,450	$(156,426)	$1,773,024

Basic Earnings (Loss) Per Common Share	$0.11	$(0.01)	$0.10

Diluted Earnings (Loss) Per Common Share	$0.10	$(0.01)	$0.09

	Previously		Restated
	Reported		Balance
	March 31, 2019	Adjustments	March 31, 2019
BALANCE SHEET:

Mining Equipment and Fixtures (Net of Accumulated Depreciation)	$2,588,759	$(2,578,304)	$10,455

Total Assets	$13,340,041	$(2,578,304)	$10,761,737

Accumulated Deficit	$(51,851,469)	$(2,571,905)	$(54,423,374)

Total DynaResource Inc. Stockholders' Equity	3,864,462	(2,571,905)	1,292,557

Non-Controlling Interest	(5,652,498)	(6,399)	(5,658,897)

TOTAL EQUITY (DEFICIT)	(1,788,036)	(2,578,304)	(4,366,340)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,340,041	$(2,578,304)	$10,761,737

INCOME STATEMENT:

COSTS AND EXPENSES OF MINING OPERATIONS:
Mine Expansion Costs	$3,638	$213,585	$217,223

Depreciation and Amortization	74,180	(72,153)	2,027

Total Operating Expenses	4,120,588	141,432	4,262,020

NET OPERATING INCOME (LOSS)	(1,791,025)	(141,382)	(1,932,407)

INCOME (LOSS) BEFORE TAXES	(1,155,189)	(141,432)	(1,296,621)

NET INCOME (LOSS)	(1,155,189)	(141,432)	(1,296,621)

ATTRIBUTABLE TO NON-CONTROLLING INTEREST	27,506	(616)	26,890

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,171,013)	$(142,048)	$(1,313,061)

Basic Earnings (Loss) Per Common Share	$(0.07)	$(0.00)	$(0.07)

Diluted Earnings (Loss) Per Common Share	$(0.07)	$(0.00)	$(0.07)

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

STATEMENT OF CASH FLOW:

	Previously		Restated
	Reported		Balance
	Mar 31, 2019	Adjustments	Mar 31, 2019
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$(1,155,189)	$(141,432)	$(1,296,621)
Adjustments to reconcile net loss to cash provided by operating activities
Change in Derivatives	(622,500)		(622,500)
Depreciation and Amortization	74,180	(72,153)	2,027
Change in Operating Assets and Liabilities
Accounts Receivable	245,273		245,273
Inventories	(198,343)		(198,343)
Foreign Tax Receivable	(326,315)		(326,315)
Operating Lease Assets	(861,668)		(861,668)
Other Assets	13,123		13,123
Customer Advances	—		—
Operating Lease Liability	873,188		873,188
Accounts Payable	1,164,509		1,164,509
Accrued Liabilities	81,793		81,793
CASH FLOWS Provided BY OPERATING ACTIVITIES	(711,949)	(213,585)	(925,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(213,585)	213,585	—
CASH FLOWS (USED IN) INVESTING ACTIVITIES	$(213,585)	$213,585	$—

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,151	$1,251
2017	$1,379	$1,101	$1,236
2018	$1,355	$1,178	$1,288
2019 (through September 30, 2019)	$1,540	$1,269	$1,301

Source: Kitco, Reuters and the London Bullion Market Association

On September 30, 2019, the afternoon fixing gold price on the London Bullion Market was $1,485.30 per ounce and the spot market gold price on the New York Commodity Exchange was $1,485.30 per ounce.

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

Contract Mining;	$713,000; including $250,000 Deposit (advance for services); And $513,000 in direct mining costs, explosives, and payments to contractor;
Mine related Costs;	$290,000; including mine plan development, permits, assays, consulting, mine supplies, and equipment items;
Mill and Camp;	$613,000; Improvements to the Mill and Camp, including pre-operation expenses;
Personnel Costs;	$673,000; including payroll and consulting expenses;
Equipment;	$636,000 long term equipment purchases including transportation, mine loading and hauling, generators, compressors and pumps;
Overhead;	$285,000; including legal expenses, consulting, and administration;
IVA Taxes;	$272,000; Value added taxes paid, and refundable;
Land Use and Rental;	$83,000;
Total:	$3,565,000

Project Improvements, Expansion and Increased Output (2017, 2018 AND 2019)

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

Since January 2017, the Company has expended over $8.8 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion;	$1,606,000
Tailings Pond Expansion	265,000
Machinery and Equipment	593,000
Mining Camp Expansion	146,000

Medical Facility	123,000
Mine Development - San Pablo	2,709,000
Mine Expansion - San Pablo East	926,000
SJG Mining Concessions	1,199,000
Surface Rights and Permitting	238,000
Debt Retirement	125,000
Legal Fees	896,000
Total	$8,826,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The results of expensing all costs is that the Company has accumulated a net loss carry forward from Mexico operations of $28 million USD which amount is available to offset future taxable earnings.

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

MINE EXPANSION COSTS: Mine expansion costs for the three months ended March 31, 2019 and 2018 were $217,223 and $379,200, respectively. The 2018 cost included the cost associated with preparing the San Jose de Gracia East Mine for production. The Company began actively mining the San Jose de Gracia East mine in the second quarter of 2018. In addition these cost includes all cost of expanding the Company’s mining and support operations which are expensed under United States General Accepted Accounting Principles because the Company has not established proven and probable reserves.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2019 and 2018 were $644,677 and $594,443 respectively. The above expenses exclude depreciation and amortization amounts of $2,027 and $1,309 for the three months ended March 31, 2019 and 2018, respectively.

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

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended March 31, 2019 and 2018 were $26,890 and $55,186, respectively.

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

Net cash (used) by operations for the three months ended March 31, 2019 was $(925,534) compared with cash provided by operations of $482,775 for the three months ended March 31, 2018.

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $0 and $0, respectively.

Net cash used in financing activities for the three months ended March 31, 2019 and 2018 was $169,675 and $154,565, respectively.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the three months ended March 31, 2019 and 2018 the loss attributable to Goldgroup was $26,890 and $55,186.

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

SIXTH:	Pursuant to Article 1424 of the Commercial Code of México, the arbitration provision established under clause 8.16 of the Earn In/Option Agreement, dated as of September 1, 2006, is ineffective and impossible to execute.
SEVENTH:	This Court declares that any controversy arising from the Earn In/Option Agreement must be brought and resolved under Mexican Law and by competent Mexican Courts with proper jurisdiction, in recognition of the waiver and exclusion of the arbitration clause (contained in the Earn In/Option Agreement) by both parties.
EIGHT:	This Court declares that the American Arbitration Association must abstain from hearing arbitration procedure number 50 501 T 00226 14, or any other ongoing and/or future ongoing arbitration already filed or to be filed by the defendant Goldgroup, based on the Earn In/Option Agreement dated September 1, 2006.
NINTH:	This Court declares that the American Arbitration Association does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006.
TENTH:	This Court declares, that the American Arbitration Association does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.
ELEVENTH:	This Court declares, that the American Arbitration Association does not have jurisdiction to hear any matters where Koy Wilber Diepholz, who is the President of the Board of Directors of DynaMéxico, and has been personally sued in relation to the arbitration clause established under clause 8.16 of the Earn In/Option Agreement, dated September 1, 2006, since he signed the mentioned instrument in representation of the Company and not in representation of the Company and not in his personal capacity.

(a)	The Arbitration Ruling contains an acknowledgement by the AAA that the AAA was named as a defendant in the legal demand filed by DynaMéxico in the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (the “DynaMéxico Legal Demand”). The Arbitration Ruling also contains a statement that the AAA was not properly served notice of the DynaMéxico Legal Demand;

(b)   DynaMéxico obeyed the October 5, 2015 Court Order and did not attend the Arbitration hearing;

(c)	DynaMéxico will pursue all legal remedies in order to obtain a full dismissal of the Arbitration Ruling;
(d)	The October 5, 2015 Court Order and the $48 million USD award of damages against Goldgroup Resources Inc. remains in full force and effect as issued. DynaMéxico is currently pursuing all available remedies in order to collect $48 million USD in damages from Goldgroup Resources Inc. (See Court Approves Lien on Shares of DynaMéxico owned by Goldgroup Resources, above).

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

Date:  October 2, 2019

