Form 10-Q
period 2019-06-30
DYNARESOURCE INC
filed 2019-10-15
CIK 1111741

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes [ ] No [X]

As of September 30, 2019 there were 17,722,825 shares of Common Stock of the issuer outstanding.

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018

ASSETS
Current Assets
Cash and Cash Equivalents	$583,520	$2,685,576
Accounts Receivable	330,524	1,074,724
Inventories	1,876,959	1,588,778
Foreign Tax Receivable	1,094,173	845,564
Other Current Assets	453,567	372,936
Total Current Assets	4,338,743	6,567,578

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $108,302 and $106,672)	10,852	12,482
Mining Concessions	4,132,678	4,132,678
Operating Lease Asset	844,246	—
Investment in Affiliate	70,000	70,000
Other Assets	97,804	96,409

TOTAL ASSETS	$9,494,323	$10,879,147

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3,735,210	$2,283,803
Accrued Expenses	932,289	1,567,840
Customer Advances	1,000,000	1,750,000
Due to Non-Controlling Interest	231,500	231,500
Derivative Liability	328,598	974,683
Current Portion of Operating Lease Liability	65,369	—
Convertible Notes Payable	838,125	838,125
Current Portion of Long Term Debt	868,432	705,320
Total Current Liabilities	7,999,523	8,351,271

Operating Lease Liability, Less Current Portion	795,183	—
Long Term Debt, Less Current Portion	872,655	1,097,915

TOTAL LIABILITES	9,667,361	9,449,186

Preferred Stock, Series C, $0.0001 per value, 1,733,221 shares Authorized, issued and outstanding	4,333,053	4,333,053

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 25,000,000 shares authorized,
17,722,825 issued and 17,722,825 outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,622,159	56,622,159
Treasury Stock, 778,980 shares	(2,223,891)	(2,223,891)
Accumulated Other Comprehensive income	987,159	1,247,198
Accumulated Deficit	(54,426,143)	(53,154,259)
Total DynaResource Inc. Stockholders' Equity	1,176,513	2,708,436
Non-Controlling Interest	(5,682,604)	(5,611,528)
TOTAL DEFICIT	(4,506,091)	(2,903,092)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,494,323	$10,879,147

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED June 30, 2019 AND 2018
(Unaudited)

	Three Months June 30, 2019	Three Months June 30, 2018 (Restated)	Six Months June 30, 2019	Six Months June 30, 2018 (Restated)

REVENUES	$3,412,973	$3,828,450	$5,742,536	$6,346,216
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	405,163	452,805	856,454	779,652
Mine Production Costs	793,705	836,345	1,849,645	1,291,206
Mine Exploration Costs	654,915	812,173	1,517,215	1,639,472
Mine Expansion Costs	380,981	670,965	598,204	1,050,165
Camp, Warehouse and Facilities	649,667	695,487	1,321,441	1,361,896
Transportation	187,329	196,919	438,155	284,587
Property Holding Costs	267	785,777	106,229	938,164
General and Administrative	397,388	545,912	1,043,277	1,140,355
Depreciation and Amortization	815	1,309	1,630	2,618
Total Operating Expenses	3,470,230	4,997,692	7,732,250	8,488,115

NET OPERATING (LOSS)	(57,257)	(1,169,242)	(1,989,714)	(2,141,899)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	154,348	(912,746)	293,700	(106,232)
Interest Expense	(127,023)	(62,575)	(253,412)	(118,126)
Derivatives Adj. Mark-to-Market Gain	23,585	113,958	646,085	2,096,440
Other Income (Expense)	234	(316,324)	607	(315,944)
Total Other Income (Expense)	51,144	(1,177,687)	686,980	1,556,138

LOSS BEFORE TAXES	(6,113)	(2,346,929)	(1,302,734)	(585,761)

TAXES	—	—	—	—

NET LOSS	$(6,113)	$(2,346,929)	$(1,302,734)	$(585,761)
Cumulative Dividend for Series C Preferred	$(43,330)	(43,330)	(86,660)	(86,660)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$3,960	$220,507	$30,850	$275,693
ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(45,483)	$(2,169,752)	$(1,358,544)	$(396,728)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC:

Basic Loss per Common Share	$(.00)	$(.12)	$(.08)	$(.02)
Diluted Loss per Common Share	$(.00)	$(.12)	$(.08)	$(.02)

Weighted Average Shares Outstanding, Basic	17,722,825	17,722,825	17,722,825	17,722,825
Weighted Average Shares Outstanding, Diluted	17,722,825	17,722,825	17,722,825	17,722,825

OTHER COMPREHENSIVE INCOME (LOSS)
NET LOSS PER ABOVE	$(6,113)	$(2,346,929)	$(1,302,734)	$(585,761)

Foreign Currency Exchange Gains (Losses)	(133,638)	1,063,132	(300,265)	276,464
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(133,638)	1,063,132	(300,265)	276,464

TOTAL COMPREHENSIVE LOSS	$(139,751)	$(1,283,797)	$(1,602,999)	$(309,297)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(116,044)	$(1,215,365)	$(1,531,923)	$(203,516)
NON-CONTROLLING INTERESTS	$(23,707)	$(70,922)	$(71,076)	$(108,271)
TOTAL COMPREHENSIVE LOSS	$(139,751)	$(1,283,797)	$(1,602,999)	$(309,297)

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED JUNE 30 2019 AND 2019

	Preferred A		Preferred-C		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals

THREE MONTHS ENDED JUNE 30, 2018
(Restated)
Balance, March 31, 2018	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$459,512	$(50,754,808)	$(5,460,539)	$(1,140,328)

Other Comprehensive Income												912,893		150,229	1,063,122

Net Income (Loss)													(2,677,808)	330,879	(2,346,929)

Balance, June 30, 2018	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,372,405	$(53,432,616)	$(4,979,421)	$(2,424,135)

THREE MONTHS ENDED JUNE 30, 2019
Balance, March 31, 2019	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,101,050	$(54,423,990)	$(5,658,897)	$(4,366,340)

Other Comprehensive Loss												(113,891)		(19,747)	(133,638)

Net Income (Loss)													(2,153)	(3,960)	(6,113)

Balance, June 30, 2019	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$987,159	$(54,426,143)	$(5,682,604)	$(4,506,091)

SIX MONTHS ENDED JUNE 30, 2018
(Restated)
Balance January 1, 2018	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	$778,980	$(2,223,891)	$1,265,853	$(52,571,162)	$(5,425,026)	$(2,114,838)

Other Comprehensive Income												106,552		169,912	276,464

Net Income (Loss)													(861,454)	275,693	(585,761)

Balance, June 30, 2018	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,372,405	$(53,432,616)	$(4,979,421)	$(2,424,135)

SIX MONTHS ENDED JUNE 30, 2019
Balance January 1, 2019	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,247,198	$(53,154,259)	$(5,611,528)	$(2,903,092)

Other Comprehensive Loss												(260,039)		(40,226)	(300,265)

Net Income (Loss)													(1,271,884)	(30,850)	(1,302,734)

Balance, June 30, 2019	-	$1	-	$-	17,722,825	$177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$987,159	$(54,426,143)	$(5,682,604)	$(4,506,091)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

	2019	2018 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,302,734)	$(585,761)
Adjustments to reconcile net income (loss) to cash
provided by (used in) Operating activities
Gain on Derivative Liabilities	(646,085)	(2,096,440)
Depreciation and Amortization	1,630	2,618

Change in Operating Assets and Liabilities:
Accounts Receivable	744,200	(358,901)
Inventory	(288,181)	(251,329)
Foreign Tax Receivable	(248,609)	262,353
Leased Assets	(844,246)	—
Other Assets	(82,026)	(359,030)
Accounts Payable	1,451,407	1,166,018
Accrued Liabilities	(372,390)	332,790
Customer Advances	(750,000)	625,000
Lease Liabilities	860,552	—
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(1,476,482)	(1,262,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on Convertible Notes Payable	-	(112,500)
Payment on Long Term Debt	(362,818)	(96,931)
CASH FLOWS (USED IN) BY FINANCING ACTIVITIES	(362,818)	(209,431)

Effect of Foreign Exchange	(262,756)	273,081

NET DECREASE IN CASH	(2,102,056)	(1,199,032)

CASH AT BEGINNING OF PERIOD	2,685,576	3,528,735

CASH AT END OF PERIOD	$583,520	$2,329,703

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$254,725	$122,126
Cash Paid for Income Taxes	$—	$—

NON-CASH TRANSACTIONS
Conversion of Accounts Payable to Long Term Debt	$263,161	$1,807,646

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Restatement

The Company has restated its consolidated financial statements for the year ended December 31, 2018, including the six months ended June 30, 2018 to correct the manner in which the Company recorded certain expenditures. The expenditures which were capitalized as Mining Equipment and Fixtures should have been expensed as mine expansion costs under Generally Accepted Accounting Principles (GAAP) in the United States. The Company made the appropriate adjustment to the opening January 1, 2018 equity balance to reflect the cumulative effect of prior periods to remove certain expenditures for mining site improvements and equipment that were previously capitalized as fixed assets.

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

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of June 30, 2019, and December 31, 2018, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of June 30, 2019 and December 31, 2018 are $1,094,173 and $845,564 respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $1,876,959 and $1,588,778 as of June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracia Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of June 30, 2019, the mineral interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San Jose de Gracia property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of June 30, 2019 and December 31, 2018, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended June 30, 2019 and December 31, 2018 (Mexican Pesos per one U.S. dollar):

		June 30, 2019	Dec 31, 2018
Exchange Rate at Period End	Pesos	19.23	19.63

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended June 30, 2019 and June 30, 2018 (Mexican Pesos per one U.S. dollar):
		June 30, 2019	June 30, 2018
Weighted Average Exchange Rate for the Six Months Ended	Pesos	19.16	19.06

The Company recorded currency transaction gains (losses) of $293,700 and $(106,232) for the six months ended June 30, 2019 and 2018, respectively.

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.  For the periods ended June 30, 2019 and June 30, 2018, the Company’s components of comprehensive income were foreign currency translation adjustments.

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

The Company had 2,523,689 warrants outstanding at June 30, 2019, of which 357,162 are exercisable at $2.50 and 2,166,527 are exercisable at $2.41, which upon exercise, would result in the issuance of 2,523,689 shares of common stock. The Company also had convertible debt instruments as of June 30, 2019 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 335,250 shares of stock.

	Three Month Ended June 30, 2019	Three Month Ended June 30, 2018 (Restated)	Six Month Ended June 30, 2019	Six Month Ended June 30, 2018 (Restated)
Net loss attributable to common shareholders	$(45,483)	$(2,169,752)	$(1,358,544)	$(396,728)

Weighted average number of common shares outstanding, Basic	17,722,825	17,722,825	17,722,825	17,722,825

Diluted weighted average number of common shares outstanding,	17,722,825	17,722,825	17,722,825	17,722,825

Basic earnings (loss) per share	$0.00	$(0.12)	$(0.08)	$(0.02)

Diluted earnings (loss) per share	$0.00	$(0.12)	$(0.08)	$(0.02)

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

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of June 30, 2019 and December 31, 2018, respectively, were as follows:

	2019	2018
Mined Tonnage Stockpiled	$1,753,007	$1,512,410
Mill Tonnage Stockpiled	65,835	76,368
Finished Material	58,117	—
Total Inventories	$1,876,959	$1,588,778

NOTE 3 – PROPERTY

Property consists of the following at June 30, 2019 and December 31, 2018:

	2019	2018 (Restated)

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(108,302)	(106,672)
Total Property	$10,852	$12,482

The Company purchased equipment of $0 and $0 in the six months ended June 30, 2019 and 2018, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $1,630 and $2,618 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at June 30, 2019 and December 31, 2018:	2019	2018
San Jose de Gracia (“SJG”):
Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $0 and $0 for the six months ended June 30, 2019 and 2018 respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

Through December 31, 2016, the Company loaned a total of $805,760 to DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). The terms of the Note Receivable provided for a “Convertible Loan”, repayable at 5% interest over a 3-year period, and convertible at the Company’s option into common stock of DynaNevada at $.25 / Share.   DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”). As of June 30, 2019 and December 31, 2018 the loan was $70,000.

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

At June 30, 2019 and December 31, 2018, the principal and capitalized interest balance on the remaining Series I Notes was $759,375, and the principal and capitalized interest on the Series II Notes was $78,750, for a total Note balance of $838,125. The accrued interest for these notes was $28,828 and $25,150 as of June 30, 2019 and December 31, 2018, respectively.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 21% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of June 30, 2019 and December 31, 2018 are as follows:

Deferred Tax Asset Related to:

	2019	2018
Prior Year	$13,343,134	$12,549,746
Tax Benefit for Current Year	487,204	793,338
Total Deferred Tax Asset	13,830,338	13,343,134
Less: Valuation Allowance	(13,830,338)	(13,343,134)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company for six ended months of June 30, 2019 and 2018 differs from those computed using the blended statutory tax rate of 21% due to the following differences:

	2019	2018
Tax Expense (Benefit) at Statutory Rates	$(325,683)	$(146,440)
Other Permanent Differences	(161,521)	(524,110)
Change in Valuation Allowance	487,204	670,550
Provision for (Benefit from) Income Taxes, Net	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $54,900,000 at June 30, 2019 and will expire in the years 2027 through 2033.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2019.

On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs but exploration and prospecting costs are deductible when incurred. Certain non-deducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty. For the periods ended June 30, 2019 and 2018, the Company had no taxes payable under the 7.5% Special Mining Duty.

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In October 2007, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At June 30, 2019 and December 31, 2018 there were 1,000 shares and 1,000 shares of Series A Preferred Stock outstanding, respectively.

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

In 2015, due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities of $2,419,359 in connection with the Series C Preferred Shares, and $2,963,378 in connection with the Golden Post Warrant. Additionally, the Company fully accreted the discount related to the Series C Preferred Shares and the Golden Post Warrant in the amount of $4,637,179, which is reflected “below” the net income (loss) amount. Also in 2015, the Company reported $87,374 deemed dividend for Golden Post Rail related to its 4% dividend terms. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount. The Derivative Liability is recalculated and adjusted quarterly. At December 31, 2018 the total Derivative Liability was $974,683 which included $402,909 for the Series C Preferred Shares, and $571,774 in connection with the Golden Post Warrants. At June 30, 2019 the total Derivative Liability was $328,598 which included $136,845 for the Series C Preferred Shares, and $191,753 in connection with the Golden Post Warrants. The Deemed Dividend for the six months ending June 30, 2019 and June 30, 2018 was $86,660, and $86,660 respectively.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C
Carrying Value, December 31, 2018	4,333,053

Issuances at Fair Value, net of issuance costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, June 30, 2019	4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At June 30, 2019 and December 31, 2018, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At June 30, 2019 and December 31, 2018, there were 17,722,825 shares outstanding, respectively. No dividends were paid for the periods ended June 30, 2019 and December 31, 2018.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracia Pilot Production Plant, and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of June 30, 2019 and December 31, 2018, respectively.

Stock Issuances

2018 Activity – None

2019 Activity – None.

Treasury Stock
At June 30, 2019 and December 31, 2018, there were 778,980 treasury shares outstanding.

Warrants
The Company had 2,523,689 warrants outstanding at June 30, 2019 and December 31, 2018. There were no warrants issued or exercised in the periods ending June 30, 2019 and December 31, 2018.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2017	2,523,689	$2.45	2.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at December 31, 2018	2,523,689	$2.45	1.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at June 30, 2019	2,523,689	$2.45	1.01	$—
Exercisable at June 30, 2019	2,523,689	$2.45	1.01	$—

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

Dynacap Group Ltd.

The Company paid $68,875 and $46,250 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the six months ended June 30, 2019 and 2018, respectively.

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

The Company determines if a contract is or contains a lease at inception. As of June 30, 2019 the Company has two operating leases - a six and one half year lease for office space with a remaining term of forty-three months and a twenty year ground lease in association with it Mexico mining operations with a remaining term of fourteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Six Months Ended June 30, 2019
Operating Lease – Office Lease	$40,936
Operating Lease – Ground Lease	41,792
Short Term Lease Costs	2,960
Variable Lease Costs	—
TOTAL	$85,688

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00
Weighted Average Discount Rate – Operating Leases	12.50%

Future minimum lease obligations are as follow for the twelve months ending June 30:

YEAR
2020	$166,660
2021	170,973
2022	175,362
2023	164,979
2024	94,074
Thereafter	984,381
TOTAL	$1,756,429

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below for the six months ended June 30, 2019 and year ended December 31, 2018:

	June 30, 2019	December 31, 2018
Annual volatility rate	85%	86%
Risk free rate	1.78%	2.48%
Holding Period	5 years	5 years
Fair Value of common stock	$0.95	$1.13

The below table represents the change in the fair value of the derivative liability (Preferred Series C Stock) during the six months ending June 30, 2019 and the year ending December 31, 2018:

Period Ended	June 30, 2019	December 31, 2018
Fair value of derivative (Preferred Series C Stock), beginning of year	$402,909	$1,531,789
Change in fair value of derivative (Preferred Series C Stock)	(266,064)	(1,128,880)
Fair value of derivative (Preferred Series C Stock), end of period	$136,845	$402,909

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below for the periods ended June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Annual volatility rate	85%	86%
Risk free rate	1.78%	2.48%
Holding Period	5 years	5 years
Fair Value of common stock	$0.95	$1.20

The below table represents the change in the fair value of the derivative liability (Preferred Series C Warrants) for the quarterly period ending June 30, 2019 and the year ending December 31, 2018.

Period Ended	June 30, 2019	December 31, 2018
Fair value of derivative liability (Warrants), beginning of year	$571,774	$1,649,719
Change in fair value of derivative liability (Warrants)	(380,021)	(1,077,945)
Fair value of derivative liability (Warrants), end of period	$191,753	571,774
Total (Gain) Loss on Derivative Liability (Preferred Series C Stock and Warrant)

The below table represents the total (gain) or loss, of the derivative liability (Preferred Series C Stock and Warrants) for the quarterly period ending June 30, 2019 and the year ending December 31, 2018.

Period Ended	June 30, 2019	December 31, 2018
Fair value of derivative liability (Preferred C Stock and Warrants), beginning of year	$974,683	$3,181,508
Change in fair value of derivative liability (Stock and Warrants)	(646,085)	(2,206,825)
Fair value of derivative liability (Stock and Warrants), end of period	$328,598	974,683

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the periods ended June 30, 2019 and December 31, 2018, respectively were as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Beginning balance	$(5,611,528)	$(5,425,026)
Operating loss	(30,850)	(383,630)
Share of Other Comprehensive Loss	(40,226)	197,128
Ending balance	$(5,682,604)	$(5,611,528)

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

As of June 30, 2019 and December 31, 2018, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at June 30 2019 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$328,598	$—	$—	$328,598
Totals	$328,598	$—	$—	$328,598
Fair Value Measurement at December 31, 2018 Using:
Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$974,683	$—	$—	$974,683
Totals	$974,683	$—	$—	$974,683

NOTE 14 – REVENUE CONCENTRATION

For the six months ended June 30, 2019 one customer accounted for 100% of revenue and for the six months ended June 30, 2018, one customer accounted for 100% of revenue.

At June 30, 2019, one customer accounted for 100% of accounts receivable.  At December 31, 2018, one customer accounted for 100% of accounts receivable.

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

The following is a summary of the transaction during the periods ended December 31, 2018 and June 30, 2019:

Balance at December 31, 2017	367,311
Exchange Rate Adjustment	1,861
Property Holding Taxes January 1, 2016 – June 30, 2018	2,292,122
Initial payment of 20%	(458,423)
2018 principal payments	(399,636)
Balance at December 31, 2018	$1,803,235
Exchange Rate Adjustment	37,509
Property Holding Taxes July 1, 2018 – December 31, 2018	328,951
Initial payment of 20%	(65,790)
2019 principal payments	(362,818)
Balance at June 30, 2019	$1,741,087

2020	$868,432
2021	798,620
2022	74,035
Total	$1,741,087

note 16 – subsequEnt events

The Company has evaluated events from June 30, 2019, through the date whereupon the financial statements were issued, and has determined the below described events subsequent to the end of the period.

Legal Rulings

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

DynaResource Entities’ Filings in United States District Court

On July 12, 2019 the DynaResource Entities Filed the Motion for Leave to Supplement the Record which included the following Ruling Issued in México:

On July 3, 2019, The Official Ruling from The Supreme Court of México was Issued to Reject the Request of Goldgroup Resources Inc. (the “México Supreme Court Rejection to Goldgroup”). The Justices of the First Chamber of the Supreme Court of Justice of México issued a Rejection Notice to Goldgroup Resources Inc., “due to the lack of legitimacy presented by Goldgroup”; and in issuing the Rejection Notice to Goldgroup, the Supreme court thereby reverted the Amparo Appeal back to the México Circuit Court where the Official and Final Ruling from the México Circuit Court is expected to be issued.

Advances from Purchaser

September 17, 2019 $ 1M USD Advance from Purchaser

The Purchaser of the Company’s precious metals products produced from San Jose de Gracia submitted the next advance to Mineras de DynaResource S.A. de C.V. in the amount of $ 1 M USD.

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

NOTE 17 – RESTATEMENT

The Company has identified certain expenditures amounting to $142,048 in 2019, $1,039,391 in 2018 and $1,829,895 in prior periods which were improperly capitalized as Mining Equipment. Because the Company has not established proven and probable reserves under Generally Accepted Accounting Principles (GAAP) in the United States all costs associated with the exploration and development of mining properties should be expensed including those with useful life exceeding one year. The Company has adjusted the Consolidated Statements of income and Comprehensive Income for the three and six months ended June 30, 2018 and the balance sheets as of December 31, 2018 and the opening Balance Sheet as of January 1, 2018. The following presents the adjustments in detail:

	Previously		Restated
	Reported		Balance
	Jan 1, 2018	Adjustments	Jan 1, 2018
EQUITY (DEFICIT)

Accumulated Deficit	$(50,898,357)	$(1,672,805)	$(52,571,162)

Total DynaResource Inc. Stockholders' Equity	4,982,993	(1,672,805)	3,310,188

Non-Controlling Interest	(5,416,168)	(8,858)	(5,425,026)

TOTAL EQUITY (DEFICIT)	(433,175)	(1,681,663)	(2,114,838)

	Previously		Restated
	Reported		Balance
	Dec 31, 2018	Adjustments	Dec 31, 2018
BALANCE SHEET:

Mining Equipment and Fixtures (Net of Accumulated Depreciation)	$2,449,354	$(2,436,872)	$12,482

Total Assets	$13,316,019	$(2,436,872)	$10,879,147

Accumulated Deficit	$(50,723,786)	$(2,430,473)	$(53,154,259)

Total DynaResource Inc. Stockholders' Equity	5,138,909	(2,430,473)	2,708,436

Non-Controlling Interest	(5,605,129)	(6,399)	(5,611,528)

TOTAL EQUITY (DEFICIT)	(466,220)	(2,436,872)	(2,903,092)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,316,019	$(2,436,872)	$10,879,147

	Previously		Restated
	Reported		Balance
	3 Mths Ended		3 Mths Ended
	June 30, 2018	Adjustments	June 30, 2018
INCOME STATEMENT:

COSTS AND EXPENSES OF MINING OPERATIONS:
Mine Expansion Costs	$302,731	$368,234	$670,965

Depreciation and Amortization	65,109	(63,800)	1,309

Total Operating Expenses	4,693,258	304,434	4,997,692

NET OPERATING INCOME (LOSS)	(864,808)	(304,434)	(1,169,242)

NET INCOME (LOSS) BEFORE TAXES	(2,042,495)	(304,434)	(2,346,929)

NET INCOME (LOSS)	(2,042,495)	(304,434)	(2,346,929)

ATTRIBUTABLE TO NON-CONTROLLING INTEREST	219,293	1,214	220,507

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,866,532)	$(303,040)	$(2,169,572)

Basic Earnings (Loss) Per Common Share	$(0.11)	$(0.01)	$(0.12)

Diluted Earnings (Loss) Per Common Share	$(0.11)	$(0.01)	$(0.12)

	Previously		Restated
	Reported		Balance
	6 Mths Ended		6 Mths Ended
	June 30, 2018	Adjustments	June 30, 2018
INCOME STATEMENT:

COSTS AND EXPENSES OF MINING OPERATIONS:
Mine Expansion Costs	$462,631	$587,534	$1,050,165

Depreciation and Amortization	129,921	(127,303)	2,618

Total Operating Expenses	8,027,884	460,231	8,488,115

NET OPERATING INCOME (LOSS)	(1,681,668)	(460,231)	(2,141,899)

NET INCOME (LOSS) BEFORE TAXES	(125,530)	(460,231)	(585,761)

NET INCOME (LOSS)	(125,530)	(460,231)	(585,761)

ATTRIBUTABLE TO NON-CONTROLLING INTEREST	276,938	(1,245)	275,693

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$64,748	$(461,476)	$(396,728)

Basic Earnings (Loss) Per Common Share	$0.00	$(0.02)	$(0.02)

Diluted Earnings (Loss) Per Common Share	$0.00	$(0.02)	$(0.02)

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

STATEMENT OF CASH FLOW:
	Previously Reported June 30, 2018	Adjustments	Restated Balance June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITES:
Net (Loss)	$(125,530)	$(460,231)	$(585,761)

Adjustments to reconcile net loss to cash provided by operating activities

Change in Derivatives	(2,096,440)		(2,096,440)

Depreciation and Amortization	129,921	(127,303)	2,618

Change in Operating Assets and Liabilities

Accounts Receivable	(358,901)		(358,901)

Inventories	(251,329)		(251,329)

Foreign Tax Receivable	262,353		262,353

Other Assets	(359,030)		(359,030)

Customer Advances	625,000		625,000

Accounts Payable	1,166,018		1,166,018

Accrued Liabilities	332,790		332,790

CASH FLOWS Provided BY OPERATING ACTIVITIES	(675,148)	(587,534)	(1,262,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(587,534)	587,534	-
CASH FLOWS (USED IN) INVESTING ACTIVITIES $	$(587,534)	$587,534	-

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

The total unpaid advances made by DynaMineras to DynaMéxico as of June 30, 2019 is $2,125,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”), and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

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

Source: Kitco, Reuters and the London Bullion Market Association

On September 30, 2019, the afternoon fixing gold price on the London Bullion Market was $1,485 per ounce and the spot market gold price on the New York Commodity Exchange was $1,485 per ounce.

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

Since January 2017, the Company has expended over $10.2 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion;	$1,693,000
Tailings Pond Expansion	265,000
Machinery and Equipment	777,000
Mining Camp Expansion	146,000
Medical Facility	123,000
Mine Development - San Pablo	3,036,000
Mine Expansion - San Pablo East	836,000
Mine Expansion – Tres Amigoes	503,000
SJG Mining Concessions	1,359,000
Surface Rights and Permitting	238,000
Debt Retirement	125,000
Legal Fees	1,116,000
Total	$10,217,000

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

Summary of Test Mining and Pilot Mill Operations for the six months ended June 30, 2019 and 2018:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)

Six Months Ended June 30, 2019	33,137	6.36	87.0%	5,895	5,405
Six Months Ended June 30, 2018	22,931	9.70	83.0%	6,159	5,821

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

Test pilot operations in Q2 2019 yielded 15,538 tonnes mined and processed from underground mining activity and pilot mill operations; and the production of approximately 3,378 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 3,039 Oz. Au) contained in gold-silver concentrates, and the receipt of $3,412,973 in revenues from the sale of gold-silver concentrates.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $5,742,536 and $6,346,216 for the six months ended June 30, 2019 and June 30, 2018 respectively.

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

Results for the Three and Six Months Ended June 30, 2019 and 2018

In the six months ended June 30, 2019 and 2018, the Company, through its wholly owned subsidiary DynaMineras, continued full test mining and pilot mill operations at San Jose de Gracia.

DynaMineras conducted test mining and milling operations in the first and second quarters of 2019 and 2018. During the six months ended June 30, 2019, the test mining and pilot milling operations have yielded the underground mining and mill processing of approx. 33,137 tonnes of mineralized material, the production of approximately 5,405 gross oz. Au (and net of weight and value adjustment) approximately oz. Au) contained in gold-silver concentrates. DynaMineras realized the receipt of $5,742,536 in revenues from the delivery and sale of gold-silver concentrates in the first six months of 2019.

REVENUE. Revenues for the three months ended June 30, 2019 and 2018 were $3,412,973 and $3,828,450, respectively. Revenues for the six months ended June 30, 2019 and 2018 were $5,742,536 and $6,346,216, respectively. The decrease was due to a lower yield per ton from the current years mining. The g/t yield dropped from 9.76 g/t to 6.36 g/t.
PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended June 30, 2019 and 2018 were $405,163 and $452,805 respectively. Production costs related to sales for the six months ended June 30, 2019 and 2018 were $856,454 and $779,652, respectively. The increase was largely due to the company’s increase in processing capacity related to the refurbishing and opening of the second mill.

MINE PRODUCTION COSTS. Mine production costs for the three months ended June 30, 2019 and 2018 were $793,705 and $836,345 respectively. Mine productions costs for the six months ended June 30, 2019 and 2018 were $1,849,645 and $1,291,206, respectively. These costs are directly related to the extraction of mine tonnage for processing. The increase is due to the increase tonnage mined and the drop in the g/t yield.

MINE EXPLORATION COSTS: Mine Explorations costs for the three months ended June 30, 2019 and 2018 were $654,915 and $812,173 respectively. Mine exploration cost for the six months ended June 30, 2019 and 2018 were $1,517,215 and 1,639,472, respectively. These are the cost of extracting waste material to reach the materials to be extracted for processing.

MINE EXPANSION COSTS: Mine expansion costs for the three months ended June 30, 2019 and 2018 were $380,981 and $670,965, respectively. Mine expansion costs for the six months ended June 30, 2019 and 2018 were $598,204 and $1,050,165, respectively. The 2018 cost were the cost associated with preparing the San Jose de Gracia East Mine for production. The Company began actively mining the San Jose de Gracia East mine in the second quarter of 2018.

TRANSPORTATION. Transportation costs for the three months ended June 30, 2019 and 2018 were $187,329 and $196,919, respectively. Transportation costs for the six months ended June 30, 2019 and 2018 were $438,155 and $284,587, respectively. These are the costs of transporting the product to the customer for treatment and sale.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the three months ended June 30, 2019 and 2018 were $649,667 and $695,487 respectively. Camp, warehouse and support facility costs for the six months ended June 30, 2019 and 2018 were $1,321,441 and $1,361,896, respectively. These are the support cost of the mining facilities including housing, food, security and warehouse operations. The increase are consistent with the increase in production.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended June 30, 2019 and 2018 were $267 and $785,777 respectively. Property holding costs for the six months ended June 30, 2019 and 2018 were $106,229 and $938,164, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. The decrease in a result of final settlement of prior year concession taxes on the Francisco Arturo property and the reduction of the total concession area.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2019 and 2018 were $397,388 and $545,912 respectively. General and administrative expenses for the six months ended June 30, 2019 and 2018 were $1,043,277 and $1,140,355, respectively. The above expenses exclude depreciation and amortization amounts of $815 and $1,309 for the three months ended June 30, 2019 and 2018, respectively and $1,630 and $2,618 for the six months ended June 30, 2019 and 2018, respectively.

OTHER INCOME (EXPENSE). Other income (expense) for the three ended June 30, 2019 and 2018 was $51,144 and $(1,177,687), respectively. Included in this category in 2019 is interest expense of $(127,023), other income of $234, change in derivative liability of $23,585 and currency transaction gain of $154,348. Included in this category in 2018 is interest expense of $(62,575), other expense of $(316,324), change in derivative liability of $113,958 and currency transaction gain of $(912,746).

Other income for the six ended June 30, 2019 and 2018 was $686,980 and $1,556,138, respectively. Included in this category in 2019 is interest expense of $(253,412), other income of $607, change in derivative liability of $646,085 and currency transaction gain of $293,700. Included in this category in 2018 is interest expense of $(118,126), other expenses of $(315,944), change in derivative liability of $2,096,440 and currency transaction loss of $(315,944).

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended June 30, 2019 and 2018 were $3,960 and $220,507, respectively. The non-controlling interest portion of the net loss for the six months ended June 30, 2019 and 2018 were $30,850 and $275,693, respectively.
COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended June 30, 2019 and 2018, the Company recorded a loss of $(133,638) and $1,063,132, respectively, which were made up of unrealized losses on currency translation. For the six months ended June 30, 2019 and 2018, the Company recorded a (gain) loss of $(300,265) and $278,464, respectively.

Liquidity and Capital Resources

As of June 30, 2019, the Company had a negative working capital of $(3,660,780), comprised of current assets of $4,338,743 and current liabilities of $7,999,523. This represents a decrease of $1,877,087 in the working capital (deficit) maintained by the Company of $(1,783,693) as of December 31, 2018, due primarily to decrease in cash from funding the Company’s operating loss.

Net cash used by operations for the six months ended June 30, 2019 was $1,476,482 compared with cash used by operations of $1,262,682 for the six months ended June 30, 2019.

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $0 and $0, respectively.

Net cash used in financing activities for the six months ended June 30, 2019 and 2018 was $362,818 and $209,431 respectively.  These amounts were used for debt service.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the six months ended June 30, 2019 and 2018 the loss attributable to Goldgroup was $30,850, and $275,693.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

As of June 30, 2019, and December 31, 2018 DynaMineras owed the Company $6,310,456 and $6,392,705, respectively.

As of June 30, 2019, and December 31, 2018 DynaMéxico owed the Company $4,000,000 and $4,000,000, respectively.

As of June 30, 2019, and December 31, 2018 DynaOperaciones owed the Company $225,000 and $225,000, respectively.

As of June 30, 2019, and December 31, 2018 DynaMéxico owed DynaMineras $2,373,500 and $2,373,500, respectively.

As of June 30, 2019, and December 31, 2018 DynaOperaciones owed DynaMineras $7,134,800 and $7,134,800, respectively.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had $0 receivable from DynaResource Nevada, Inc. at March 31, 2019 and December 31, 2018 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of June 30, 2019 and December 31, 2018, respectively.

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

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2019, our Chief Executive Officer and Chief Financial Officer as of the date of this Report, have concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. We have identified three areas which contain material weaknesses. First, the size of the Company and inherent limitations in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them. Thirdly as a result of the two previously mention weaknesses the Company failed to properly apply United States General Accepted Accounting Principles (GAAP) in accounting for certain expenditures as mining equipment and fixtures and depreciated them over their useful lives. Because the Company does not have proven and probable reserves under U.S. Gaap as defined in SEC Industry Guide 7 all costs of mine development including items with a useful life greater than one year should be expensed in the period incurred. As a result, we have restated our previously issued financial statement as detail in Note 17 to the financial statements. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

DynaResource, Inc. and DynaResource de México, S.A. de C.V Filings in United States District Court

On June 6, 2019, DynaResource, Inc. and DynaResource de México, S.A. de C.V filed a Motion to Alter or Amend Judgment which included the following notice of Intent for Final Ruling Issued by the México Circuit Court of Appeals:

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

On July 12, 2019, DynaResource, Inc. and DynaResource de México, S.A. de C.V Filed A Motion for Leave to Supplement the Record which included the following Ruling Issued by the México Supreme Court:

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
Date: October 15, 2019