Form 10-K
period 2019-12-31
DYNARESOURCE INC
filed 2020-06-09
CIK 1111741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2019, was $5,648,575 based on the closing price of $0.47 per share as reported on the OTCQB.  For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 17,722,825 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (May 31, 2020).

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You are cautioned not to place undue reliance on forward-looking statements, which speak to the date of this annual report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that forward-looking statements will prove to be correct.

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

While these terms are recognized and required by Canadian securities legislation (under National Instrument 43-101 (“NI 43-101”), entitled Standards of Disclosure for Mineral Projects), the SEC does not recognize these terms. Investors in the United States are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted to reserves. In addition, inferred mineral resources have a great amount of uncertainty as to their existence and economic and legal feasibility. It cannot be assumed that all or any part of a measured mineral resource, indicated mineral resource or inferred mineral resource will ever be upgraded to a higher category. Under Canadian securities legislation, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, although they may form, in certain circumstances, the basis of a “preliminary economic assessment” as that term is defined in NI 43-101. U.S. investors are cautioned not to assume that any part or all of any reported measured, indicated, or inferred mineral resource estimates referred to in the NI 43-101 Technical Report and Mineral Resource Estimate (compiled for DynaResource de México SA de CV) are economically or legally mineable.

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report on Form 10-K is without known reserves. Mineral resources which are not classified as mineral reserves have not “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaResource de México SA de CV, under the NI 43-101 Mineral Resource Estimate filed by the Company on SEDAR, are not disclosed in this Form 10-K. SEDAR is Canada’s System for Electronic Document Analysis and Retrieval, the mandatory document filing and retrieval system for Canadian public companies. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

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

We currently own 80% of the outstanding shares of DynaMéxico, and DynaMéxico currently holds a lien on 20% of the outstanding shares of DynaMéxico. DynaMéxico owns 100% of the mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracía Property, in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracía Project, under contract with DynaMéxico. DynaMineras currently conducts test mining and pilot milling operations, and other exploration activities in México.

In 2000, the Company formed DynaMéxico for the purpose of acquiring and holding mineral properties and mining concessions in México. DynaMéxico owns a portfolio of mining concessions which comprise the San José de Gracía Project (“SJG”). The mining concessions which comprise the SJG District cover 9,920 hectares (24,513 acres) on the west side of the Sierra Madre mountain range. At the incorporation of DynaMéxico, 100 shares of Fixed Capital Series “A” shares were issued, with DynaUSA receiving 99 shares and its CEO receiving 1 share.

In 2005, the Company formed DynaMineras. DynaMineras entered into an operating agreement with DynaMéxico on April 15, 2005. Because of that agreement and subsequent amendments to that agreement, DynaMineras is the exclusive operating entity for the SJG Project.

Also in 2005, the Company formed another wholly owned subsidiary, DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”). DynaOperaciones entered into a personnel management agreement with DynaMineras and, because of that agreement, is the exclusive management company for personnel and consultants involved at SJG.

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
● 100 Owner of San Jose de Gracía Property (“SJG”);

Mineras de DynaResource, S.A. de C.V.:	100% Owned by DynaResource, Inc.

●
Exclusive Operator of San Jose de Gracía Project
●
Entered into Exploitation / Operating Agreement with DynaMéxico (See below);
●
Entered into 20-year surface Rights agreement with the Santa Maria Ejido

DynaResource Operaciones de San Jose de Gracia, S.A. de C.V.:	100% Owned by DynaResource, Inc.
● Personnel Management Company at SJG;

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
After Item (A) above, 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that DynaMineras has received 200% of its advanced funds; a 2.5% Net Smelter Royalty on all minerals sold from SJG over the term of the EAA. The total advances made by DynaMineras to DynaMéxico as of December 31, 2019 are $6,125,000.
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

Our objective is to increase the value of our shares through the exploration, development and extraction of gold, silver and other valuable minerals. We generally conduct our exploration activities as sole operator and our current flagship property is San Jose de Gracía.

Our principal executive office is located at 222 W. Las Colinas Blvd., Suite 1910 North Tower, Irving, Texas 75039. We can be reached by phone at (972) 868-9066 and by fax at (972) 868-9067. The Company’s website is www.dynaresource.com.

In this report, “DynaResource, Inc.”, the “Company”, “DynaUSA”, “our” and “we” refer to DynaResource, Inc. DynaResource de México SA de CV, the 100% owner of the mining concessions, camp, equipment, and related interests to San Jose de Gracía Property, is referred to a “DynaMéxico”. DynaUSA owns 80% of DynaMéxico. Mineras de DynaResource SA de CV, the named exclusive operator at San Jose de Gracía Property under agreement with DynaMéxico, is referred to as “DynaMineras”. DynaUSA owns 100% of DynaMineras. DynaResource Operaciones de San Jose de Gracía SA de CV, and the named manager of personnel and consultants who are actively involved at San Jose de Gracía under agreement with DynaMineras and DynaMéxico, is referred to as “DynaOperaciones”. DynaUSA owns 100% of DynaOperaciones. The San Jose de Gracía Property is referred to as “SJG”, or the “SJG Property”, or the “SJG Project”, or the “SJG District”. DynaMéxico owns 100% of the SJG District. Further in this report, “Au” represents gold; “Ag” represents silver; “oz.” represents ounces; “gpt” represents grams per metric tonne; “ft” represents feet; “m” represents meter, “km” represents kilometer; and “sq” represents square.

Segment Information

Our only current operating segment is México.

Products

The end use product produced at our test mining and pilot milling operations at SJG is in the form of gold-silver concentrates. Gold-silver concentrates, or simply concentrate, is raw precious metals materials that has been crushed and ground finely to a sand-like product where gangue (waste) and non-precious metals are removed or reduced, thus concentrating the precious metals component. Concentrates processed and produced from San Jose de Gracía are shipped to third-party smelters, refineries or third parties for further processing or re-sale.

During 2019, we reported the delivery and sale of 9,713 net Oz gold contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracía Property in México.

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

Gold and Silver Pilot Processing Methods

Gold and silver are extracted from mined mineralized material, by crushing, grinding, milling, and further by simple gravity and flotation recoveries. The mineralized material is extracted by underground mining methods. The processing plant at the San José de Gracía mine is composed of conventional crushing and grinding circuits, and with gravity and flotation recovery methods. The gravity and flotation concentrates are dewatered or dried, and shipped to purchasers in semi-trailers.

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

The primary laws and regulations used by the State of Sinaloa, where our San Jose de Gracía property is located, in order to govern environmental protection for mining and exploration are: The General Law, Forestry Law, Residues Law, as well as their specific regulations on air, water and residues, and the Mexican official norms (known as "NOM-120"). In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploitation and exploration stage. The time required to obtain the required permits is dependent on a few factors including the type of vegetation and trees impacted by proposed activities.

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

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the year ended December 31, 2019, the Company sold gold-silver concentrates to the following purchasers:

Dore:	None.
Gold-Silver Concentrates:	Mercuria Commodities Trading S.A. de C.V.
Gold-Silver Concentrates	Metco Trading S.A. de C.V.

Employees

As of December 31, 2019, we had 188 employees, including 184 employees based in México, and 4 in the United States. Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

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

Metal	2013	2014	2015	2016	2017	2018	2019
Gold	$1,411.00	$1,266.00	$1,175.00	$1,136.00	$1,244.00	$1,268.00	$1,393.00
Silver	23.79	19.08	13.90	17.14	17.77	15.71	16.21
Copper	3.32	3.11	2.09	2.54	2.80	2.96	2.72

As of May 29, 2020, the price of gold was $1,729 per ounce. Should a downward trend in prices occur, there is a possibility that we may record impairment charges in 2020, or in future years.

Revenue

In 2015, the Company commenced test mining and pilot milling operations. During 2019, the Company improved and expanded its operations in order to increase outputs from the test mining and pilot milling activities.

The Company and its subsidiaries have $354,572 cash on hand at December 31, 2019. The Company could incur test pilot production expenses and corporate expenses greater than the amount of available cash on hand. The Company may need to raise additional funds in order to support its activities. If the Company needs to raise additional capital, its common stock could be diluted. Further, if the Company is unable to raise funds to meet its obligations, the value of its common stock may decline.

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

We will need to obtain additional financing, either in the form of debt or equity financing, to fund development of additional mining operations at the San Jose de Gracía project and to continue our administrative activities. Our ability to obtain necessary funding, in turn, depends upon a few factors, including the state of the economy and applicable commodity prices. We may not be successful in obtaining the required financing for San Jose de Gracía or other purposes, on terms that are favorable to us or at all, in which case, our ability to continue operating would be adversely affected. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development and the possible partial or total loss of our interest in certain properties.

The feasibility of mining at our San Jose de Gracía property has not been established in accordance with SEC Industry Guide 7, and any funds spent on exploration and development could be lost.

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

The mineralized material identified on our properties, including the San Pablo mine where we are currently conducting test mining activities does not and may never demonstrate economic viability. Substantial expenditures are required to establish reserves through drilling and additional study and there is no assurance that reserves will be established. The feasibility of mining at San Jose de Gracía, or any other property has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a few factors, including the particular attributes of the deposit, including size, grade, metallurgical recoveries and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, our investment in that property may be lost, and the market value of our securities may suffer.

There are significant risks and uncertainty associated with construction, commencing or expanding test mining and pilot production activities or changing operational plans without a current feasibility, pre-feasibility or scoping study. As such, the San Jose de Gracía property may ultimately be determined to lack one or more geological, engineering, legal, operating, economic, social, environmental, and other relevant factors reasonably required to serve as the basis for a final decision to successfully complete all or part of these projects.

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

These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot ensure that:

●
these estimates will be accurate;
●
mineralization estimates will be accurate; or
●
this mineralization can be mined or processed profitably.

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

No Known Reserves

Historical Production of Gold at the San Jose de Gracía Property May Not Be Indicative of Future Production or Revenue

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

A wholly owned subsidiary of DynaResource, Inc. -- Mineras de DynaResource S.A. de C.V. (“DynaMineras”) -- maintains an exclusive operating agreement with DynaMéxico. Additionally, another wholly owned subsidiary of DynaResource, Inc. -- DynaResource Operaciones de San Jose De Gracía S.A. de C.V. (“DynaOperaciones”) maintains an exclusive agreement to manage the personnel registered as employees in México.

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

●
Economically insufficient materialized material;
●
Fluctuations in production costs that may make mining uneconomical;
●
Availability of labor, contractors, engineers, power, transportation and infrastructure;
●
Labor disputes;
●
Potential delays related to social, public health (including Covid-19), and community issues;
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
●
Actions by government central banks; and
●
General economic trends.

During the 2019 calendar year the price of our stock has ranged from a low of $0.26 to a high of $1.22. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

We rely on the proper function, availability, and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these event may cause us to have difficulty preventing, detecting, and controlling fraud, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States of America. Efforts implemented by local and national governments, as well as businesses, including temporary closures, are expected to have adverse impacts on local, national and the global economies. Although the disruption is currently expected to be temporary, there is uncertainty around the duration and the related economic impact. Therefore, while we expect this matter to have an impact our business, the impact to our results of operations and financial position cannot be reasonably estimated at this time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

We classify our mineral property as an "Exploration Property". We do not suggest that we have proven or probable reserves at our property as defined by the SEC. Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report on Form 10-K is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaMéxico, under and filed by the Company on SEDAR, are not disclosed in this Form 10K. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

San Jose de Gracia Mineral Property

San Jose de Gracía Property (“SJG”) is a high-grade mineralized system which reports historical production of 1,000,000 Oz. gold (“Au”), from a series of underground workings and is located in the state of Sinaloa, México. The Company is focused on the exploration and future exploitation of this vein-hosted, near surface, and over 400 meters down dip gold potential, that occurs within fault breccia veins; and has been traced on surface and underground over a 15 Sq. kilometer area.

DynaMéxico owns 100% of the mineral concessions at the SJG Property, and all mineral concessions are contiguous. The SJG Property is currently the only property in which DynaMéxico retains an interest. The Company owns 80% of the outstanding capital shares of DynaMéxico. DynaMéxico holds title to 33 concessions covering approximately 69,121 hectares (170,802 acres).

Property Location

The property is located in and around San Jose de Gracía, Sinaloa State, México which is approximately 100 km northeast of Guamuchil, near the west coast of México. It is located on the west side of the Sierra Madre mountain range in the Sierra Madre Gold-Silver Belt. The topography is generally rugged with elevations varying from 400 meters in the valley bottoms to over 1,600 meters in the higher Sierra. Several roads on the property are accessible throughout the year, with the possible exception of July through September when the rainy season sometimes causes flooding and runoff to make the roads difficult to navigate.

Access

The San José de Gracía Project can be accessed by road, via a sealed highway from Culiacan, the capital city of the State of Sinaloa (located to the south of the San José de Gracía Project) or the city of Guamuchil (located to the southwest of SJG), to the small town of Sinaloa de Leyva, then by gravel mountainous road to the village of San José de Gracía.

The San José de Gracía Project can also be accessed by air. A gravel airstrip is located adjacent to the village of San José de Gracía which is located at the southwestern portion of the property at the SJG Project, and the airstrip is suitable for light aircraft.

Climate and Operating Season

The climate is semi-tropical with a rainy season dominating from late June through September. Operations at the San José de Gracía Project are, in part, dependent on the weather and some activities may be suspended during the rainy season.

Infrastructure and Local Resources

Power

A power line to the San José de Gracía Project has been installed by the Comisión Federal de Electricidad, the only authorized power producer in México. The power line was installed in March 2012 from the municipality of Sinaloa de Leyva (La Estancia area), a distance of approximately 75 kilometers.

The power line is currently 220 volts maximum capacity, which supports domestic use only, including the office and camp facilities at SJG, such as water pump, air conditioning, refrigeration, lights, internet, and fans, as well as local residential use. Currently, the SJG Project produces its own diesel-generated power for industrial use.

Water

The water source for the SJG camp is from a well located close to the river which runs just west of the village of San José de Gracía. DynaMéxico has obtained the water concession rights for this water source, which provide for usage of 1,000,000 cubic meters per year. DynaMéxico estimates its current consumption of water to be approximately 10,000 liters per week.

Accommodations

The mine site area camp maintains facilities which can accommodate 50 persons. The village of San José de Gracía maintains few stores, which offer only minimal goods.

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

Regional Geology & Mineral Deposits

San José de Gracía lies within the Sierra Madre Occidental (“SMO”) Gold-Silver Belt, in a second-order graben directly east of the regional-scale Grete Graben.  The SMO is recognized as a highly prospective mineral belt for gold, silver and poly-metallic deposits. The basement to the Sierra Madre Occidental consists of deformed Paleozoic sedimentary strata, which are non-conformably overlain by Tertiary mafic to felsic volcanic and volcanoclastic strata known as the Lower Volcanic Series (“LVS”). Strata of the LVS are recognized as being spatially related to gold and silver mineralization in the region.  Volcanic and sedimentary strata are capped by a thick sequence of non-deformed Late Tertiary ignimbrites, known as the Upper Volcanic Series (“UVS”).

Property Geology

The oldest rocks exposed at San José de Gracía are deformed Paleozoic shale, sandstone, conglomerate and minor limestone, which are non-conformably overlain by andesite and rhyodacite flows and tuffs of the LVS.  Volcanic and sedimentary strata are cut by quartz-feldspar porphyry, porphyritic diorite bodies and fine-grained mafic dykes, which may be co-temporal with the LVS.  Ignimbrites of the UVS are exposed at higher elevations on the property and are thought to act as a post mineralization cap rock, thereby indicating an Early to Mid-Tertiary (Paleocene to Eocene) age for gold mineralization at San José de Gracía.

Geologic Structure

Detailed mapping within the project area has defined several stages of deformation, beginning with compression during the Laramide Orogeny which affected the Paleozoic basement and formed flat-lying reverse faults, which have been reactivated as conduits for gold-bearing fluids in the La Prieta trend.  Extension in Tertiary time led to the development of second order structures, trending south, southwest and southeast; which formed the major structural orientations for mineralization at San José de Gracía.  The latest phase of deformation is characterized by late-stage extension and southwest tilting.

Property Mineralization

High grade gold mineralization at San José de Gracía is found in vein structures hosted within andesite and rhyodacite of the Lower Volcanic Series (“LVS”) and underlying Paleozoic sediments as fault breccia veins and crackle breccias that exhibit multiple stages of reactivation and fluid flow, as evidenced by crustiform/colloform textures and cross cutting veins.  Locally, veins exhibit sharp, clay gouge hanging wall and footwall contacts with slickensides, indicating reactivation of structurally-hosted veins subsequent to mineralization.  Gold grades can also be carried within the mineralized halo adjacent to the principal veins as quartz-chlorite stockwork.  In addition to vein-hosted mineralization, broad zones of un-mineralized clay alteration, developed southwest of the main mineralized trends, may overlie lower-grade, disseminated gold mineralization at depth.

Alteration at San José de Gracía is laterally and vertically zoned from discrete zones of silicification to broad zones of illite to clay alteration with increasing elevation and/or distance from the main feeder structures.  Faulting and tilting of the mineralization system have affected the surface distribution of alteration and in general has exposed deeper portions of the system in the northeast and exposed shallower, more distal portions of the hydrothermal system in the southwest part of the property.

The characterization of the mineralization at San Jose de Gracía can be described as low sulphidation polymetallic epithermal gold type. Six principal mineralized trends have been identified at San José de Gracía, from south to north. These consist of the:

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

In July 2018 in connection with settlement of prior years’ concessions, DynaMéxico reduced its Francisco Arturo concession from 62,481 hectares to 3,274 hectors. This reduced the total concessions holdings from 69,121 hectares (170,802 acres) to 9,920 hectares (24,513 acres).

Current Mining Concessions - San José de Gracía

Claim Name	Claim Number	Staking date	Expiry	Hectares	Taxes / ha (pesos)
AMPL. SAN NICOLAS	183815	22/11/1988	21/11/2038	17.4234	111.27
AMPL. SANTA ROSA	163592	30/10/1978	29/10/2028	25.0000	111.27
BUENA VISTA	211087	31/03/2000	30/03/2050	17.9829	63.22
EL CASTILLO	214519	02/10/2001	01/10/2051	100.0000	31.62
EL REAL 2	216301	30/04/2002	29/04/2052	280.1555	31.62
FINISTERRE FRACC. A	219001	28/01/2003	27/01/2053	18.7856	31.62
FINISTERRE FRACC. B	219002	28/01/2003	27/01/2053	174.2004	31.62
GUADALUPE	189470	05/12/1990	04/12/2040	7.0000	111.27
LA GRACIA I	215958	02/04/2002	01/04/2052	300.0000	31.62
LA GRACIA II	215959	02/04/2002	01/04/2052	230.0000	31.62
LA LIBERTAD	172433	15/12/1983	14/12/2033	97.0000	111.27
LA NUEVA AURORA	215119	08/02/2002	07/02/2052	89.3021	31.62
LA NUEVA ESPERANZA	226289	06/12/2005	05/12/2055	40.0000	7.6
LA UNION	176214	26/08/1985	25/08/2035	4.1098	111.27
LOS TRES AMIGOS	172216	27/10/1983	26/10/2033	23.0000	111.27
MINA GRANDE	163578	10/10/1978	09/10/2028	6.6588	111.27
NUEVO ROSARIO	184999	13/12/1989	12/12/2039	32.8781	111.27
PIEDRAS DE LUMBRE 2	215556	05/03/2002	04/03/2052	34.8493	31.62
PIEDRAS DE LUMBRE 3	218992	28/01/2003	27/01/2053	4.3098	31.62
PIEDRAS DE LUMBRE No.4	212349	29/09/2000	28/09/2050	0.2034	63.22
PIEDRAS DE LUMBRE UNO	215555	05/03/2002	04/03/2052	40.2754	31.62
SAN ANDRES	212143	31/08/2000	30/08/2050	385.0990	63.22
SAN JOSÉ	208537	24/11/1998	23/11/2048	27.0000	111.27
SAN MIGUEL (1)	183504	26/10/1988	25/10/2038	7.0000	111.27
SAN NICOLAS	163913	14/12/1978	13/12/2028	55.5490	111.27
SAN SEBASTIAN	184473	08/11/1989	07/11/2039	40.0000	111.27
SANTA MARIA	218769	17/01/2003	16/01/2053	4.2030	31.62
SANTA ROSA	170557	13/05/1982	12/05/2032	31.4887	111.27
SANTO TOMAS	187348	13/08/1986	12/08/2036	312.0000	111.27
TRES AMIGOS 2	212142	31/08/2000	30/08/2050	54.4672	63.22
FINISTERRE 4	231166	18/01/2008	17/01/2058	2142.1302	5.08
FRANCISCO ARTURO	230494	06/09/2007	27/03/2057	3,279.56
TOTAL				7,881.63

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

 In respect to the San Miguel Promise to Sell and Purchase Agreements, DynaMéxico has been advised that:

(a)
with respect to the Promise to Sell and Purchase Agreement signed on March 8, 2001 among DynaMéxico and Maria Trinidad Acosta Salazar, to contact Ms. Maria Trinidad Acosta Salazar to demand compliance with such agreement by executing the definitive transfer to DynaMéxico of the 25% undivided title to the San Miguel (t.183504) mining concession registered in her name, and
(b)
with respect to the Promise to Sell and Purchase Agreement signed on December 15, 2000 among DynaMéxico and Margarita Tracy Vizcarra, the sister of the deceased Otilia Tracy Vizcarra, the estate of Otilia Tracy Vizcarra requires the appointment of a court-appointed executor that would be capable under Mexican law to formally grant the estate’s consent for the execution of the San Miguel Transfer Agreements, to relinquish the estate’s first rights of refusal or to request court approval for the transfer to DynaMéxico of the 25% undivided interest in the San Miguel (t.183504) mining concession registered in the name of the deceased Otilia Tracy Vizcarra.

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $72,000 USD as of December 31, 2019), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, DynaMineras constructed a Medical Facility at SJG in year 2017.

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

Sierra Madre Gold-Silver Belt in México

San Jose de Gracía - History

Historical production records from San Jose de Gracía (“SJG”) reported 1,000,000 Oz gold production from a series of underground workings. The major areas report 471,000 Oz. produced at the La Purisima area of SJG, at an average grade of 66.7 g/t.; and 215,000 Oz. produced from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over 15 sq. km.
DynaMéxico was formed in March 2000, for the purpose of acquiring the concessions comprising the SJG District, and to consolidate all ownership of SJG under DynaMéxico.

Lack of Historical Surface Disturbance or Contamination

Historical production at San Jose de Gracía occurred prior to the Mexican Revolution (pre-1910). The Company is not aware of any surface disturbance or contamination issues found on the surface or in the groundwater due to historical mining activities.

Since acquisition and consolidation of the project under DynaResource de México SA de CV. (“DynaMéxico”), all activities conducted at San Jose de Gracía have been permitted in accordance with México regulations, the specifics of which are described below:

On June 17, 2013, DynaResource de México received from the Secretaria de Medio Ambiente Y Recursos Naturales (“Semarnat”), the federal environmental authority in México, the approval and permission which allows for the rehabilitation and operation of the pilot mill facility at San Jose de Gracía (the “Semarnat Permit”). Under the terms of the Semarnat Permit, DynaMéxico is responsible for maintaining the San Jose de Gracía pilot mill facility, as well as the adjacent tailings pond area, in compliance with Semarnat regulations.

On September 30, 2013 DynaResource de México also received from Semarnat, the approval and permission which allows for the exploitation and mining activities at the San Pablo Area of San Jose de Gracía (the “Semarnat Exploitation Permit”). Under the terms of the Semarnat Exploitation Permit, DynaMéxico’s exploitation and mining activities are restricted to the San Pablo Area of San Jose de Gracía.

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
Palos Chinos;
La Purisima; Down dip at Southeast end;
Argillic Zone; + 250 M. down dip;

Technical Report According to Canadian National Instrument 43-101 (2012)

In 2012, DynaMéxico commissioned Servicios y Proyectos Mineros (“SPM”) for the production of Technical Report 43-101 (“43-101”) at San Jose de Gracía. Additionally, DynaMéxico commissioned Mr. Robert Sandefur, a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”) to produce a mineral resource estimate for the 4 main vein systems at the property.

Parameters Used to Estimate the Mineral Resource Estimate--The data base for the San Jose de Gracía Project consists of 372 drill holes of which 361 are diamond drill holes (“DDH”) and the remaining 11 were reverse circulation holes “(RC”), with a total drilling of 75,878 meters. The NI 43-101 Mineral Resource Estimate, prepared in 2012, concentrates on four main mineralized vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima. Of the 372 drill holes, 368 were drilled to test these four main vein systems and the remaining four holes tested the Argillic Zone. Technical personnel of Minop S.A. de C.V. (“Minop”), a subsidiary (or affiliate) of Goldgroup Mining Inc., built three dimensional solids to constrain estimation to the interpreted veins in each swarm. The 172 holes most recently drilled (2009-2011), were allocated as follows: Tres Amigos (64 holes), San Pablo (49 holes), La Union (24 holes), La Purisima (32 holes) and Argillic Zone (3 holes). The data base also includes rock and chip sampling, regional stream sediment sampling, and IP Surveys.

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

The veins at San Jose de Gracía have been historically mined for many years and historic mined volumes are not available. The one exception is the approximate 42,000 tonnes of ore processed by DynaMéxico during its pilot production activities in 2003-2006. The resource table is not adjusted for any historic mining. To validate that historic mining had not significantly reduced the resource, CAM reviewed the database for all assays greater than 1 gram per ton gold that were next to missing values at the bottom of drill holes. Only four assays satisfying this criterion were found, and on the basis of this review, Mr. Sandefur does not believe that significant mining has occurred within the volumes defined by the wireframes.

Servicios y Proyectos Mineros performed a database review and considers that a reasonable level of verification has been completed, and that no material issues have been left unidentified from the drilling programs undertaken.

Mineral Resource Estimate and 43-101 Technical Report - Data Verification--Mr. Ramon Luna Espinoza (“Mr. Luna”) initially visited the San Jose de Gracía Project in November 2010 and conducted site inspections at SJG in November 2011 and January 2012. Mr. Sandefur conducted a site inspection of the SJG Project in January 2012. While at the Property in November 2011, Mr. Luna inspected the areas of Tres Amigos, La Prieta, Gossan Cap, San Pablo, La Union, and La Purisima, and historic mining sites. In January 2012, Mr. Sandefur and Mr. Luna inspected the areas of Tres Amigos, San Pablo, La Union, and La Purisima. Pictures of the areas were taken. Many of the drill pads for the drilling programs of 2007 to 2011 were clearly located and identified. Mr. Luna also inspected at San José de Gracía, the core logging and storage facilities, the geology offices, the meteorological station, the plant nursery, and the mill. Mr. Sandefur also inspected the core logging and storage facilities.

The Company received from DynaMéxico on February 14, 2012, a National Instrument 43-101 Mineral Resource Estimate for San Jose de Gracía. The NI 43-101 Resource Estimate was prepared by Mr. Robert Sandefur, BS, MSc, P.E., a Qualified Person as defined under NI 43-101, and a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”). The Resource Estimate concentrates on four separate main vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima.

The mineral resource estimates prepared by Mr. Robert Sandefur for this Technical Report included Indicated Resources at Tres Amigos and San Pablo. Table summaries of Indicated and Inferred Resources are contained in the 2012 DynaMéxico-CAM Mineral Resource Estimate. The Resource Estimate has been filed, along with the Technical Report on SEDAR; but is not disclosed in this Form 10-K.

Selected Drill Hole Intercepts by Target Area (Excerpt from The Updated 2012 DynaMéxico Luna-CAM SJG Technical Report)

Tres Amigos

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
97-013	Tres Amigos	95.00	107.50	12.50	20.80	21.80	0.43	0.06	0.15
97-039	Tres Amigos	40.20	43.20	3.00	29.50	44.60	0.58	0.95	7.45
97-045	Tres Amigos	100.00	106.00	6.00	11.46	3.40	0.03	0.02	0.17
97-047	Tres Amigos	124.94	132.00	7.06	7.51	15.40	0.09	0.27	3.42
08-115	Tres Amigos	153.30	159.00	5.70	8.31	8.30	0.17	0.00	0.07
08-116	Tres Amigos	134.80	138.10	3.30	21.74	9.90	0.06	0.04	0.15
10-150	Tres Amigos	285.61	288.49	2.88	10.93	14.24	0.32	0.01	0.03
10-150	Tres Amigos	312.80	321.81	9.01	3.97	2.35	0.09	0.00	0.03
10-151	Tres Amigos	208.38	216.20	7.82	22.19	14.70	0.36	0.01	0.06
10-154	Tres Amigos	73.00	74.75	1.75	21.89	9.30	0.00	0.00	0.02
10-175	Tres Amigos	241.59	245.40	3.81	6.37	3.41	0.02	0.00	0.03
10-177	Tres Amigos	228.63	245.00	16.37	10.58	9.75	0.25	0.02	0.09
10-179	Tres Amigos	75.3	77.02	1.72	105.51	49.60	0.03	0.01	0.06
10-179	Tres Amigos	174.85	179.52	4.67	5.70	15.89	0.11	0.00	0.16
10-226	Tres Amigos	205.05	213.09	8.04	18.47	19.77	0.42	0.13	0.22
10-227	Tres Amigos	176.95	186.75	9.80	8.42	11.92	0.41	0.04	0.33
10-230	Tres Amigos	244.91	249.45	4.54	18.09	15.48	0.53	0.02	0.03
10-234	Tres Amigos	214.61	217.97	3.36	15.05	13.45	0.23	0.01	0.01
10-237	Tres Amigos	92.44	92.84	0.40	883.91	195.00	0.24	0.77	5.35
11-257	Tres Amigos	60.84	63.33	2.49	5.37	9.28	0.25	0.01	0.40
11-257	Tres Amigos	92.00	94.66	2.66	5.00	6.74	0.25	0.02	1.16
11-260	Tres Amigos	63.40	71.15	7.75	7.84	10.68	0.16	0.12	2.28
11-271	Tres Amigos	115.40	120.15	4.75	13.93	18.56	0.54	0.02	0.14

San Pablo

Drill hole	Area	From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
07-012	San Pablo	19.70	23.90	4.20	10.45	10.00	0.15	0.00	0.01
07-026	San Pablo	65.90	67.80	1.90	34.00	18.70	0.21	0.01	0.05
07-027	San Pablo	142.80	148.85	6.05	13.72	28.60	1.06	0.02	0.04
07-031	San Pablo	94.25	98.05	3.80	31.32	69.60	1.01	0.23	0.74
08-051	San Pablo	183.55	192.60	9.05	22.95	13.60	0.40	0.00	0.03
08-090	San Pablo	190.70	191.90	1.20	11.55	48.50	1.00	0.02	0.02
08-092	San Pablo	124.80	125.80	1.00	23.31	0.50	0.00	0.01	0.00
08-097	San Pablo	227.69	229.75	2.06	17.04	20.00	0.56	0.03	0.04
09-133	San Pablo	126.80	129.80	3.00	13.10	10.25	0.32	0.00	0.02
09-138	San Pablo	150.62	153.59	2.97	8.80	10.46	0.28	0.00	0.02
09-139	San Pablo	132.18	137.68	5.50	20.51	25.82	0.70	0.00	0.01
10-197	San Pablo	48.15	51.82	3.67	7.96	13.18	0.49	0.00	0.03
10-203	San Pablo	70.65	76.15	5.50	332.86	143.90	0.02	0.00	0.01
10-207	San Pablo	80.15	83.20	3.05	16.74	24.17	0.54	0.01	0.02
10-215	San Pablo	186.80	190.27	3.47	15.82	14.68	0.41	0.03	0.02
10-221	San Pablo	69.98	71.98	2.00	13.14	23.93	0.62	0.00	0.01
10-224	San Pablo	122.82	125.05	2.23	5.29	18.70	0.69	0.02	0.04
10-224	San Pablo	148.60	154.95	6.35	7.04	13.31	0.57	0.00	0.01
10-236	San Pablo	112.96	117.03	4.07	11.38	22.92	0.68	0.00	0.01
11-249	San Pablo	108.20	109.93	1.73	8.21	30.29	0.80	0.00	0.02
11-250	San Pablo	101.72	104.81	3.09	20.15	53.44	0.88	0.24	0.54
11-268	San Pablo	92.65	94.25	1.60	11.74	21.13	0.37	0.01	0.04

San Pablo East

Drill hole	Area	>From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
08-076	San Pablo E	32.75	34.85	2.10	36.09	47.80	0.43	0.80	1.06
10-208	San Pablo E	150.61	152.67	2.06	6.60	10.30	0.40	0.00	0.01
11-252	San Pablo E	55.25	59.70	4.45	4.26	12.05	0.37	0.01	0.04
11-256	San Pablo E	51.61	52.85	1.24	144.08	138.60	1.06	1.61	1.78
11-256	San Pablo E	99.93	101.29	1.36	9.04	3.30	0.01	0.00	0.01
11-298	San Pablo E	49.15	49.85	0.7	49.39	20.80	0.20	0.01	0.03

 La Purisima

Drill hole	Area	>From m	To m	length (m)	Au g/t	Ag g/t	Cu%	Pb%	Zn%
07-021	La Purisima	158.70	160.80	2.10	75.90	76.00	1.61	0.07	0.00
07-039	La Purisima	197.55	200.80	3.25	10.93	4.60	0.04	0.00	0.01
10-161	La Purisima	87.70	99.67	11.97	3.12	4.86	0.36	0.00	0.01
10-204	La Purisima	128.02	131.86	3.84	4.06	3.15	0.09	0.00	0.00
10-204	La Purisima	173.15	174.58	1.43	7.21	5.57	0.08	0.00	0.01
10-206	La Purisima	121.73	124.04	2.31	14.63	3.45	0.02	0.00	0.00
11-282	La Purisima	152.40	153.92	1.52	7.79	1.40	0.04	0.00	0.00
11-285	La Purisima	85.06	87.92	2.86	3.93	0.80	0.03	0.00	0.00
11-285	La Purisima	98.50	102.15	3.65	6.70	3.87	0.20	0.00	0.01
11-289	La Purisima	109.73	112.78	3.05	9.50	7.05	0.11	0.02	0.00
11-293	La Purisima	38.11	39.27	1.16	10.06	0.50	0.01	0.00	0.00
11-293	La Purisima	158.75	160.55	1.80	12.65	2.84	0.10	0.00	0.01

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
●
On June 28, 2010, DynaMéxico filed a Preventive Exploration Notice at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purisima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracía Project.
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
 ●
On August 9, 2010, DynaMéxico filed a CSUP Application and a Technical Justification Study at the offices of SEMARNAT to carry out certain mineral exploration activities at the La Prieta, San Pablo, La Purisima, La Unión, Tres Amigos and La Ceceña areas of the San José de Gracía Project.
●
On December 20, 2010, SEMARNAT approved the CSUP Application and Technical Justification Study filed by DynaMéxico with respect to the San José de Gracía Project and authorized DynaMéxico to conduct mineral exploration activities on 5.463 hectares of the San José de Gracía Project for a term of 36 months.
●
On March 8, 2012, the Director of Water Administration of CONAGUA certified in writing the rights of DynaMéxico to use exploit and extract 1,000,000 cubic meters of water per year from the extraction infrastructure located in San José de Gracía. CONAGUA determined that DynaMéxico’s water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMéxico will be subject to applicable levies imposed by the Mexican tax authorities under applicable tax laws.

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
●
On December 31, 2013, DynaMéxico received from SEMARNAT the approval and permission which allows for mining activities and the exploitation of the San Pablo area of San Jose de Gracía.
●
On January 6, 2014, DynaMineras entered into a 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía. The 20 Year Land Lease Agreement is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $74,000 USD as of April 10, 2018), commencing in 2014. Additionally, under the description of the Land Lease Agreement, DynaMineras constructed a Medical Facility at SJG during 2017. The land lease agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted test mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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
●
Under the CSUP issued to DynaMéxico on December 20, 2010, SEMARNAT imposed upon DynaMéxico a bonding obligation of $116,911 Mexican Pesos for reforestation and remediation measures with respect to the San José de Gracía Project. The bond was timely posted by DynaMéxico.

Water Concession

The Company has secured the Water Rights Concession for the area surrounding SJG. The Director of Water Administration of the National Water Commission of México (CONAGUA) formally certified in writing the rights of DynaResource de México, S.A. de C.V. to legally “use”, exploit and extract 1,000,000 cubic meters of water per year from the DynaMéxico extraction infrastructure located within the perimeter of the mining concessions comprising the San Jose de Gracía Mining Property in Sinaloa State, México. CONAGUA determined that the DynaMéxico water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMéxico will be subject to applicable levies imposed by the Mexican tax authorities in accordance with current Mexican tax laws.

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

The capital investment program consisted of a net total of $3,565,000 USD as generally described below:

Contract Mining:	$713,000; including $250,000 Deposit (advance for services), and $463,000 in direct mining costs, explosives, and payments to contractor;

Mine related Costs:	$290,000 ; including mine plan development, permits, assays, consulting, mine supplies, and equipment items;

Mill and Camp:	$613,000; Improvements to the Mill and Camp, including pre-operation expenses;

Personnel Costs:	$673,000; including payroll and consulting expenses;

Equipment:	$636,000; long term equipment purchases including transportation, mine loading and hauling, generators, compressors and pumps;

Overhead:	$285,000; including legal expenses, consulting, and administration;

IVA Taxes:	$272,000; Value added taxes paid, and refundable;

Land Use and Rental:	$83,000;

Total:	$3,565,000

Project Improvements, Expansion and Increased Output (2017 to 2019)

The Company continues its business plan of operations at San Jose de Gracía, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production output. Since 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per day, to a current 200 tons per day, and during fiscal year 2020 the Company expects to achieve production output of 300 tons per day. (Note the Summary of Test Mining and Pilot Mill Operations for 2015to 2019 below).

Since January 2017, the Company has expended over $10.3 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily by cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion:	$1,927,000
Tailings Pond Expansion	265,000
Machinery and Equipment	792,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigos	689,000
SIG Mining Concessions	1,273,000
Surface Rights and Permitting	238,000
Debt Retirement	125,000
Legal Fees	1,116,000

Total	$10,360,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The results of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of $33 million USD which is available to offset future taxable earnings.

Summary of Test Mining and Pilot Mill Operations for 2015 to 2019):

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.0%	1,495	1,308
2016	33,172	12.70	79.7%	10,836	8,668
2017	35,170	12.95	85.00%	12,636	10,740
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	84.78%	10,646	9,713
Total	193,591	9.46	84.56%	49,760	43,847

DynaMineras expects to continue to increase its test underground mining activity and pilot milling operations in 2020; and projects the increased output to 300 tons/day from the mine(s) and mill during 2020.

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
b)
Asserting that Goldgroup owns any interest in the San Jose de Gracía Project in northern Sinaloa, México, rather than accurately disclosing that Goldgroup owns a common shares equity interest (shareholder’s interest) in DynaMéxico;
c)
Improperly disclosing the percentage of common shares equity interest (shareholder’s interest) owned by Goldgroup in DynaMéxico;
d)
Improperly disclosing or implying that Goldgroup is the operator of the San Jose de Gracía Project;
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
SECOND:
Goldgroup is declared in breach of its corporate duties, for failure to refrain from claiming direct ownership of 50% of the San José de Gracía Mining Project.
THIRD:
Goldgroup is condemned and ordered to pay to DynaMéxico the amount of USD $20,000,000 (Twenty Million Dollars) in damages caused by Goldgroup to DynaMéxico, deriving from its breach of obligations in refraining from claiming direct ownership of 50% of the San Jose de Gracía Mining Project; which amount should be paid within five days upon execution of this order and resolution.

FOURTH:
Goldgroup is condemned and ordered to pay to DynaMéxico the amount of USD $28,280,808.34 (Twenty Eight Million Two Hundred and Eighty Thousand Eight Hundred and Eight and 34/100 Dollars), for breach of its corporate duty and covenants with regards to the San Jose de Gracía mining project, as a result of depriving profits from DynaMéxico which DynaMéxico could have earned for the sale of gold produced and extracted during the years 2013 and 2014; amounts that should be paid within five days upon execution of this order and resolution.
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
TENTH:
This Court declares that the American Arbitration Association does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.
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

Final Legal Ruling in México (DynaMéxico Final Legal Ruling)

On December 6, 2019 the 11th Federal Circuit Collegiate Court in México issued its Final Ruling (“the DynaMéxico Final Legal Ruling”).

The DynaMéxico Final Legal Ruling is Favorable to DynaMéxico, and denies the Amparo challenge of Goldgroup Resources Inc., the subsidiary of Goldgroup Mining Inc. (“GGA.TO”). The DynaMéxico Final Legal Ruling constitutes the Final Appeal of Goldgroup Resources Inc.; and is Not subject to further appeal or protest.

The DynaMéxico Final Legal Ruling is the result and culmination of 7 years of legal action performed by DynaMéxico and is the Final Ruling of the 11th Federal Circuit Collegiate Court. With this DynaMéxico Final Legal Ruling issued, all matters before the Court in México with respect to DynaMéxico and Goldgroup Resources Inc. are fully resolved and are no longer subject to appeal or reconsideration.

Legal Summary - Consequence of the México Final Legal Ruling:

1.
The $48,280,808.34 USD damages award (dated October 05, 2015) in favor of DynaMéxico and against Goldgroup Resources Inc. is now Final. Goldgroup Resources’ challenge(s) to that award have been fully denied and the damages award is Final.
2.
The Lien against the Shares of DynaMéxico owned by Goldgroup Resources Inc. (established October 5, 2016, the “Lien against Goldgroup Shares”) is now fully confirmed, Final, and enforceable.
3.
Ownership of the shares of DynaMéxico currently held by Goldgroup Resources (currently representing 20% of the outstanding shares of DynaMéxico) are subject to the Lien against Goldgroup Shares.

Arbitration Ruling

In direct contradiction to the October 5, 2015 Definitive Sentence issued by court in México, on August 25, 2016 the American Arbitration Association - International Centre for Dispute Resolution, Denver office (the “AAA”) issued an Arbitration Ruling (the “Arbitration Ruling”) in favor of Goldgroup Resources Inc. against DynaMéxico and DynaResource, Inc. The Arbitration Ruling was the result of a proceeding in which neither DynaMéxico nor DynaResource participated, since the Definitive Sentence issued by the court in México effectively prohibited their participation in the Arbitration proceeding and should have prohibited Goldgroup Resources Inc. participation.

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
TENTH:
This Court declares that the American Arbitration Association does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.
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

DynaResource Entities Filings in US District Court

DynaUSA and DynaMéxico filed Motion to Alter Judgment

On June 6, 2019 DynaUSA and DynaMéxico file a Motion to Alter Judgment.

DynaUSA and DynaMéxico filed Motion for Stay of Judgment Pending Appeal and to Waive Bond

On June 7, 2019 DynaUSA and DynaMéxico filed A Motion for Stay of Judgment Pending Appeal and to Waive Bond.

DynaUSA and DynaMéxico filed Motion for Leave to Supplement the Record

On July 13, 2019 DynaUSA and DynaMéxico filed A Motion for Leave to Supplement the Record with the following information:

“Rejection of Goldgroup Resources Inc. request to the Supreme Court of México”

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

DynaUSA and DynaMéxico filed Reply in Support of Motion to Alter Judgment.

On July 23, 2019 DynaUSA and DynaMéxico filed a Reply in Support of Motion to Alter Judgment. Goldgroup Resources was confirmed to be misleading the US District Court with inaccurate reports of the ruling of the México Supreme Court Rejection.

DynaUSA and DynaMéxico to obtain English Translation of the Final Legal Ruling in México in order to File A Motion for Relief of Judgment in US District Court (See below and see Subsequent Events).
“Final Legal Ruling in México (DynaMéxico Final México Legal Ruling)

On December 6, 2019 the 11th Federal Circuit Collegiate Court in México issued its Final Ruling (“the DynaMéxico Final México Legal Ruling”).

The DynaMéxico Final México Legal Ruling is Favorable to DynaMéxico, and denies the Amparo challenge of Goldgroup Resources Inc., the subsidiary of Goldgroup Mining Inc. (“GGA.TO”). The DynaMéxico Final México Legal Ruling constitutes the Final Appeal of Goldgroup Resources Inc.; and is Not subject to further appeal or protest.

The DynaMéxico Final Legal Ruling is the result and culmination of 7 years of legal action performed by DynaMéxico and is the Final Ruling of the 11th Federal Circuit Collegiate Court. With this DynaMéxico Final Legal Ruling issued, all matters before the Court in México with respect to DynaMéxico and Goldgroup Resources Inc. in México are fully resolved and are no longer subject to appeal or reconsideration.

Legal Summary - Consequence of the México Final Legal Ruling:

The $48,280,808.34 USD damages award (dated October 05, 2015) in favor of DynaMéxico and against Goldgroup Resources Inc. is now Final. Goldgroup Resources’ challenge(s) to that award have been fully denied and the damages award is Final.

The Lien against the Shares of DynaMéxico owned by Goldgroup Resources Inc. (established October 5, 2016, the “Lien against Goldgroup Shares”) is now fully confirmed, Final, and enforceable.
Ownership of the shares of DynaMéxico currently held by Goldgroup Resources (currently representing 20% of the outstanding shares of DynaMéxico) are subject to the Lien against Goldgroup Shares.”
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

DynaResource and DynaMéxico filed a response on January 9, 2016. DynaMéxico will vigorously defend against all such complaints by Goldgroup, as there exists no legal basis for the complaint by Goldgroup against the May 17, 2013 shareholders meeting of DynaMéxico.

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

Mediation Agreement with Goldgroup

On May 18, 2020 DynaUSA and DynaMexico reached the following agreement in Mediation with Goldgroup:
The parties agree that they have not reached a binding agreement, but they will work in good faith to prepare a final settlement agreement and release and related documents. The high-level agreement in principle is that DynaResource will pay Goldgroup a 2% NSR for the life of the San Jose de Gracía mine. This agreement in principle is based on certain information presented during the mediation, as to which Goldgroup will be given the opportunity to conduct some independent and reasonable due diligence. All lawsuits, judgments, claims and disputes between the parties will bedismissed and released. This will become a binding agreement only upon execution of formal settlement documents. The parties’ “gentlemen’s agreement” concerning standstill of litigation proceedings will remain in effect pending execution of the formal agreement.

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

Year ended December 31, 2019	Low	High
First Quarter	0.86	1.10
Second Quarter	0.74	1.22
Third Quarter	0.37	1.00
Fourth Quarter	0.26	0.60

Year ended December 31, 2018	Low	High
First Quarter	1.05	1.25
Second Quarter	1.14	1.25
Third Quarter	1.14	1.25
Fourth Quarter	0.78	1.25

As of May 31, 2020, there were outstanding 17,722,825 shares of our common stock, which were held by approximately 486 shareholders of record. This figure does not include shareholders that hold their shares in street name or with a broker.

Dividend Policy

No cash dividends on the Company common stock have been declared or paid since the Company's inception. Payment of future dividends, if any, will be at the discretion of our Board of Directors after considering various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for growth. Our initial earnings, if any, will likely be retained to finance our growth. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

During the fiscal year ended December 31, 2019, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 10-K, we have not sold any equity securities not registered under the Securities Act.

During the fiscal years ended December 31, 2019 and 2018, no securities of the Company were authorized for issuance under equity compensation plans.

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

While these terms are recognized and required by Canadian securities legislation (under National Instrument 43-101 (“NI 43-101”), entitled Standards of Disclosure for Mineral Projects), the SEC does not recognize these terms. Investors in the United States are cautioned not to assume that any part or all, of the mineral deposits in these categories, will ever be converted to reserves. In addition, inferred mineral resources have a great amount of uncertainty as to their existence and economic and legal feasibility. It cannot be assumed that all or any part of a measured mineral resource, indicated mineral resource or inferred mineral resource will ever be upgraded to a higher category. Under Canadian securities legislation, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, although they may form, in certain circumstances, the basis of a “preliminary economic assessment” as that term is defined in NI 43-101. U.S. investors are cautioned not to assume that any part or all, of any reported measured, indicated, or inferred mineral resource estimates referred to in the DynaMéxico NI 43-101 Technical Report and DynaMéxico 43-101 Mineral Resource Estimate (compiled for DynaResource de México SA de CV), are economically or legally mineable.

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report on Form 10-K is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the DynaMéxico 43-101 Mineral Resource Estimate compiled for DynaResource de México SA de CV, under Canadian National Instrument 43-101 and filed by the Company with SEDAR, are not disclosed in this Form 10-Q. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

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

We currently conduct operations in México through our operating subsidiaries. We currently own 80% of the outstanding shares of DynaResource de México, S.A. de C.V. (“DynaMéxico”). DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracía Property, in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracía Project, under contract with DynaMéxico.

In 2000, the Company formed DynaResource de México S.A. de C.V. (“DynaMéxico”) for the purpose of acquiring and holding mineral properties and mining concessions in México and, specifically for acquiring and consolidating the Mining District of San Jose de Gracía. DynaMéxico completed the consolidation of the entire SJG District to DynaMéxico in 2003 (approx. 15 sq. km. at that time), with the exception of the San Miguel Mining Concession (7 Hectares, for which DynaMéxico is proceeding towards accomplishing the transfer of title, under previously signed sale and purchase agreements).

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

DynaMéxico currently owns a portfolio of mining concessions, equipment, camp and related facilities which comprise the San José de Gracía Project (“SJG”). The mining concessions cover 69,121 hectares (170,802 acres) on the west side of the Sierra Madre mountain range, in northern Sinaloa State.

The Company currently owns 80% of the outstanding shares of DynaMéxico. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracía Project, under contract with DynaMéxico, and we own 100% of DynaResource Operaciones de San Jose de Gracía, S.A. de C.V., (“DynaOperaciones”), a company which manages the personnel registered to work at the San Jose de Gracía Project.

San Jose de Gracía - History

Historical production records from San Jose de Gracía (“SJG”) report 1,000,000 Oz gold production from a series of underground workings. The major areas report 471,000 Oz. produced at the La Purisima area of SJG, at an average grade of 66.7 g/t.; and 215,000 Oz. produced from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over 15 sq. km.

DynaMéxico was formed in March 2000, for the purpose of acquiring the concessions comprising the SJG District, and to consolidate all ownership of SJG under DynaMéxico. DynaMéxico focused on acquisition and consolidation work through 2003 and reported virtually clear title and consolidated ownership at December 31, 2013.

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

Exclusive Operating Entity at San Jose de Gracía

Under agreement with DynaMéxico, Mineras de DynaResource S.A. de C.V. (“DynaMineras”) has been named the exclusive operating entity at the San Jose de Gracía Project. DynaResource owns 100% of DynaMineras.

DynaMéxico General Powers of Attorney

The Chairman-CEO of DynaUSA also serves as the President of DynaMéxico. The President of DynaMéxico holds broad powers of attorney granted by the shareholders of DynaMéxico which gives the current President significant and broad authority within DynaMéxico.

Company Ownership and Description of Subsidiaries

A description of the subsidiaries owned by the Company and its ownership in each is summarized below:

DynaResource de México, S.A. de C.V.:	80% Owned by DynaResource, Inc.
● 100 Owner of San Jose de Gracía Property (“SJG”);

Mineras de DynaResource, S.A. de C.V.:	100% Owned by DynaResource, Inc
● Exclusive Operator of San Jose de Gracía Project;
● Entered into Exploitation / Operating Agreement with DynaMéxico (See below);
● Entered into 20-year surface Rights agreement with the Santa Maria Ejido

DynaResource Operaciones de SJG, S.A. de C.V.:	100% Owned by DynaResource, Inc.
● Personnel Management Company at SJG;

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

Suspension of Production Activities (2006)

The Company initiated the test production activity in 2003 and, at that time, gold prices were depressed. Exploration funding opportunities, while available, were deemed to be too dilutive by Company management. Subsequently, in 2006, commodities prices were improving, and the Company was able to negotiate financing in order to fund exploration activities. Therefore, the Company suspended test mining activities in 2006 in order to focus on the exploration of the vast SJG District. While the test mining and pilot milling operations were considered successful (see results in the table above), a small-scale production operation was not expected to provide the necessary capital in order to fund exploration of the vast SJG District. The limited-scope pilot production activity provided significant benefits through confirmation of grades, metallurgy and process, efficiency of recoveries, and production costs.

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

Technical Report According to Canadian National Instrument 43-101 (2012)

In 2012, DynaMéxico commissioned Servicios y Proyectos Mineros (“SPM”) for the production of a Technical Report according the Canadian National Instrument 43-101 (“the DynaMéxico NI 43-101 Technical Report”) at San Jose de Gracía. Additionally, DynaMéxico commissioned Mr. Robert Sandefur, a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”) to produce a mineral resource estimate for the 4 main vein systems at the property (the “DynaMéxico NI 43-101 Mineral Resource Estimate”).

Parameters Used to Estimate the DynaMéxico NI 43-101 Mineral Resource Estimate--The data base for the San Jose de Gracía Project consists of 372 drill holes of which 361 are diamond drill holes (“DDH”) and the remaining 11 were reverse circulation holes “(RC”), with a total drilling of 75,878 meters. The DynaMéxico NI 43-101 Mineral Resource Estimate, prepared in 2012, concentrates on four main mineralized vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima. Of the 372 drill holes, 368 were drilled to test these four main vein systems and the remaining four holes tested the Argillic Zone. Technical personnel of Minop S.A. de C.V. (“Minop”), a subsidiary (or affiliate) of Goldgroup Mining Inc. built three dimensional solids to constrain estimation to the interpreted veins in each swarm. The 172 holes most recently drilled (2009-2011), were allocated as follows: Tres Amigos (64 holes), San Pablo (49 holes), La Union (24 holes), La Purisima (32 holes) and Argillic Zone (3 holes). The data base also includes rock and chip sampling, regional stream sediment sampling, and IP Surveys.

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

The veins at San Jose de Gracía have been historically mined for many years and historic mined volumes are not available. The one exception is the approximate 42,000 tonnes of ore processed by DynaMéxico during its pilot production activities in 2003-2006. The resource table is not adjusted for any historic mining. To validate that historic mining had not significantly reduced the resource, CAM reviewed the database for all assays greater than 1 gram per ton gold that were next to missing values at the bottom of drill holes. Only four assays satisfying this criterion were found, and on the basis of this review, Mr. Sandefur does not believe that significant mining has occurred within the volumes defined by the wireframes.

Servicios y Proyectos Mineros performed a database review and considers that a reasonable level of verification has been completed, and that no material issues have been left unidentified from the drilling programs undertaken.

DynaMéxico NI 43-101 Mineral Resource Estimate and DynaMéxico NI 43-101 Technical Report - Data Verification--Mr. Ramon Luna Espinoza (“Mr. Luna”) initially visited the San Jose de Gracía Project in November 2010 and conducted site inspections at SJG in November 2011 and January 2012. Mr. Sandefur conducted a site inspection of the SJG Project in January 2012. While at the Property in November 2011, Mr. Luna inspected the areas of Tres Amigos, La Prieta, Gossan Cap, San Pablo, La Union, and La Purisima, and historic mining sites. In January 2012, Mr. Sandefur and Mr. Luna inspected the areas of Tres Amigos, San Pablo, La Union, and La Purisima. Pictures of the areas were taken. Many of the drill pads for the drilling programs of 2007 to 2011 were clearly located and identified. Mr. Luna also inspected the at San Jose de Gracía, the core logging and storage facilities, the geology offices, the meteorological station, the plant nursery, and the mill. Mr. Sandefur also inspected the core logging and storage facilities.

The Company received from DynaMéxico on February 14, 2012, a Mineral Resource Estimate according to Canadian National Instrument 43-101 for San Jose de Gracía (the “DynaMéxico NI 43-101 Mineral Resource Estimate’). The DynaMéxico NI 43-101 Mineral Resource Estimate was prepared by Mr. Robert Sandefur, BS, MSc, P.E., a Qualified Person as defined under NI 43-101, and a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”). The DynaMéxico NI 43-101 Mineral Resource Estimate concentrates on four separate main vein systems at SJG: Tres Amigos, San Pablo, La Union, and La Purisima.

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

a)
On May 15, 2013, DynaMineras entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to DynaMineras the right to finance, explore, develop and exploit the SJG Property, in exchange for:
b)
Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by DynaMineras to DynaMéxico; and,
c)
After Item (A) above, the receipt by DynaMineras of 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that DynaMineras has received 200% of its advanced funds; and,
d)
After items (A) and (B) above; the receipt by DynaMineras of 50% of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and,

In addition to Items (A), (B), and (C) above, DynaMineras shall receive a 2.5% NSR (“Net Smelter Royalty”) on all minerals sold from SJG over the term of the EAA.

The total unpaid advances made by DynaMineras to DynaMéxico as of December 31, 2019 is $2,373,500. And, in addition, the total balance owed by DynaMéxico to the Company as of December 31, 2019 is $4,000,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”) and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

Surface Rights Agreement

On January 6, 2014 DynaMineras entered into a 20-year surface rights agreement with the Santa Maria Ejido Community surrounding the San Jose de Gracía Property (the “20 Year SRA”). The 20 Year SRA covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $74,000 USD), commencing in 2014. The 20-year SRA provides DynaMineras with surface access to the core resource areas of SJG, and allows for all permitted mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

Additionally, DynaMineras expects to construct a Medical Facility and a Community Center within the SJG community in year 2015. DynaMineras reports that land and building for which the medical facility and community center will be constructed have been approved for re-zoning by the local community; and plans are being drawn for constructing the facilities.

Rehabilitation and Start-up of Pilot Mill Facility at San Jose de Gracía

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

The capital investment program consisted of a net total of $3,565,000 USD as generally described below:

Contract Mining:	$713,000; including $250,000 Deposit (advance for services), and $463,000 in direct mining costs, explosives, and payments to contractor;

Mine related Costs:	$290,000; including mine plan development, permits, assays, consulting, mine supplies, and equipment items;

Mill and Camp:	$613,000; Improvements to the Mill and Camp, including pre-operation;

Personnel Costs:	$673,000; including payroll and consulting expenses;

Equipment:	$636,000; long term equipment purchases including transportation, mine loading and hauling, generators, compressors and pumps;

Overhead:	$285,000; including legal expenses, consulting, and administration;

IVA Taxes:	$272,000; Value added taxes paid, and refundable;

Land Use and Rental:	$83,000;

Total:	$3,565,000

Project Improvements, Expansion and Increased Output (2017 To 2019)

The Company continues its business plan of operations at San Jose de Gracía, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production output. Since 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per day, to a current 200 tons per day, and during fiscal year 2020 the Company expects to achieve production output of 300 tons per day. (Note the Summary of Test Mining and Pilot Mill Operations for 2015 to 2019 below).

Since January 2017, the Company has expended over $10.3 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion:	$1,927,000
Tailings Pond Expansion	265,000
Machinery and Equipment	792,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigos	689,000
SIG Mining Concessions	1,273,000
Surface Rights and Permitting	238,000
Debt Retirement	125,000
Legal Fees	1,116,000

Total	$10,360,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The results of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of $33 million USD which is available to offset future taxable earnings.

Summary of Test Mining and Pilot Mill Operations for 2015 to 2019:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.0%	1,495	1,308
2016	33,172	12.70	79.7%	10,836	8,668
2017	35,170	12.95	85.00%	12,636	10,740
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
Total	193,591	9.46	84.56%	49,760	43,847

DynaMineras expects to continue to increase its test underground mining activity and pilot milling operations in 2019; and projects the increased output to 300 tons/day from the mine(s) and mill during 2020.
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

DynaMéxico retains 100% of the rights to concessions over the area of the San José de Gracía property and it currently sees no competition for mining on the lands covered by those concessions. The sale of gold and any biproducts would be subject to global market prices, which prices fluctuate daily. DynaMéxico was successful in selling gold concentrates produced from SJG in prior years, and the Company expects a competitive market for produced concentrates and/or other mineral products in the future. Actual prices received by DynaMineras in the sale of concentrates or other products produced from San Jose de Gracía would depend upon these global market prices, less deductions.

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $11,612,722 in 2019 and $14,059,697 in 2018.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,151	$1,236
2017	$1,379	$1,101	$1,244
2018	$1,355	$1,178	$1,288
2019	$1,546	$1,270	$1,393
Source: Kitco, Reuters and the London Bullion Market Association

On May 29, 2020, the afternoon fixing gold price on the London Bullion Market was $1,729 per ounce.

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

Results for the Years Ended December 31, 2019 and 2018

Summary of Test Mining and Pilot Mill Operations for 2019 and 2018:

Year	Total Tons Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713

DynaMineras expects to continue to increase its test underground mining activity and pilot milling operations in 2019; and projects the increased output from to 300 tons/day from the mine and mill during 2019.

Test pilot operations in 2019 yielded 66,031 Tons mined and processed from underground test mining activity and pilot milling operations; and the production of approximately 10,646 gross Oz Au, and net of dry weight adjustments at the buyer’s facilities, the production of approximately 9,713 Oz Au. The Company reports net revenue of $11,612,722 net of buyer’s price discount and refining and treatment costs.

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

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2020; and projects the output of 300 tons/day from the mine and mill in 2020.

REVENUE. Revenues for the years ended December 31, 2019 and 2018 were $11,612,722 and $14,059,697, respectively. The Company continued the test mining and pilot mill processing at San Jose de Gracía, including the production and sale of precious metals concentrates. The decrease is reflective of the reduced grade from 9.82 g/t to 5.81 g/t. As a result, the Company mined and processed 27% more tons of ore but netted 28% less ounces of gold. The decrease in yield was partially offset by an increase in gold prices leaving only a net 17% decline in revenue. The Company expects to complete opening of the San Jose de Gracía East Mine in the second quarter of 2020.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the years ended December 31, 2019 and 2018 were $1,666,521 and $1,716,721, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. This represents a decrease in the cost per ton of milling ore.

MINE PRODUCTION COSTS. Mine production costs for the years ended December 31, 2019 and 2018 were $3,557,850 and $2,807,474 respectively. These costs are directly related to the extraction of mine tonnage to be processed at the mill. The increase is consistent with the increase tonnage mined. This is reflective of the increase tonnage mined.

MINE EXPLORATION COSTS. Mine exploration costs for the years ended December 31, 2019 and 2018 were $1,486,037 and $3,639,791, respectively. These are the cost of extracting waste material to reach the materials to be extracted for processing. The decrease was a result of decreased waste tonnage as a result of more targeted mining and opening of less new areas of mining.

MINE EXPANSION COSTS: Mine expansion costs for the years ended December 31, 2019 and 2018 were $689,405 and $1,466,287, respectively. These are the cost associated with the expansion of the mining facilities and the cost associated with preparing the San Jose de Gracía East Mine for production. The decrease was a result of the issues obtaining financing and the delays in the opening of the San Jose de Gracía East Mine.

TRANSPORTATION. Transportation costs for the years ended December 31, 2019 and 2018 were $816,504 and $645,504, respectively. These are the costs of transporting the product to the customer for treatment and sale. The increase was a result of the low yield and increase tonnage of concentrate shipped.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the years ended December 31, 2019 and 2018 were $2,547,910 and $2,796,279, respectively. These are the support cost of the mining facilities including housing, food, security and warehouse operations. The decrease was a result of cost saving measure implemented in second half of 2019.

PROPERTY HOLDING COSTS. Property holding costs for the years ended December 31, 2019 and 2018 were $446,806 and $1,310,220, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. The 2018 costs were a result of settlement of prior year’s concession for an amount in excess of the accrual. The current year costs consist primarily of only core concessions and the reduced area of the Francisco Arturo concession.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the years ended December 31, 2019 and 2018 were $2,053,083 and $2,203,366 respectively. These are the cost of operating the Company not directly associated with the mine operations including management, accounting and legal expenses. The decrease is a result of cost saving measures

OTHER INCOME (EXPENSE). Other income for the years ended December 31, 2019 and 2018 was $793,803 and $1,597,074 respectively. Included in this category in 2019 is interest expense of $(492,907), change in derivative of $888,579 and currency transaction gain of $397,161. Included in this category in 2018 is interest expense of $(391,757), other expense of $(323,034), Change in Derivative Liability of $2,206,825, gain on sale of assets of $23,715 and currency transaction gain (loss) of $51,325.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the years ended December 31, 2019 and 2018 was $62,511 and $383,630, respectively. This represents the non-controlling interest share of Dyna México’s loss. The reduction of the amount in 2019 is a result of the decrease in Dyna México’s loss due to the reduction in property holding costs detailed above.

OTHER COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the years ended December 31, 2019 and 2018 consisted of unrealized currency gains (losses) of $(970,981) and $178,473, respectively.

Liquidity and Capital Resources

As of December 31, 2019, the Company had working capital of $(3,356,370), comprised of current assets of $3,615,222 and current liabilities of $6,971,592. This represents a decrease of $(1,572,677) from the working capital maintained by the Company of $(1,783,693) as of December 31, 2018. The primary reason for decrease in cash required to fund this year’s operating loss and the decrease in inventory.

Net cash provided by (used in) in operations for the year ended December 31, 2019 was $(1,321,360) compared to $(531,142) in the year ended December 31, 2018. The decrease is primarily the result of the decrease in working capital detailed above.

Net cash provided by (used) in investing activities for the years ended December 31, 2019 and 2018 was $0 and $19,784, respectively. In 2019 and 2018 expenditures necessary for the expansion of mining operations totaling $639,199 and $1,039,391, respectively which would normally have been included in this category were expenses due to the company’s lack of proven and probable reserves.

Cash provided by (used in) financing activities for the year ended December 31, 2019 was $(111,977) compared to $(512,136) for the year ended December 31, 2018. The decrease was a result of a decrease in debt payments.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18 M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. The applicable portion of the earnings or loss attributable to Goldgroup is offset in this section. In the years ended December 31, 2019 and 2018 the portion of the net loss attributable to Goldgroup was $(62,511) and $(383,630), respectively.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall, 2015 at the rate of approximately 100 tons per day from the mine and approximately the same output at the mill. Over the past 4 years, the Company has gradually increased its output to approximately 200 tons per day from the mines and Mill. In 2020, the Company projects to complete its phases of expansion to reach the output of approximately 300 tons per day from the mine and the mill.

The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through 2020. Subsequent to year end the Company raised four million USD from a series of shareholder loans. See note 16 to the financial statements for details. The Company intends to use these proceeds to complete access to higher grade tonnage through the opening of the Tres Amigos Mine and completion of the upgrade of milling capacity to 300 tons a day.

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

Drilling Programs

In the period September 2006 through December 31, 2011, funding from Goldgroup provided for DynaMéxico’s completing approximately 68,741 meters drilling at San Jose de Gracía, resulting in a defined NI 43-101 Mineral Resource Estimate as described in the 2012 DynaMéxico-CAM SJG Mineral Resource Estimate. The Company expects DynaMineras to plan continued and subsequent drilling programs at San Pablo, Tres Amigos, La Ceceña, Palos Chinos, La Union, La Purisima, and La Prieta / Rosario / Rudolpho. The Company expects further drilling programs to confirm extensions to mineralization in all directions and down dip from the main target areas.

Mineralization at San José de Gracía

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

Exclusive Operating Entity at San Jose de Gracía

Under agreement with DynaMéxico, Mineras de DynaResource S.A. de C.V. (“DynaMineras”) has been named the exclusive operating entity at the San Jose de Gracía Project. DynaResource owns 100% of DynaMineras.

DynaMéxico General Powers of Attorney

The Chairman-CEO of DynaUSA also serves as the President of DynaMéxico and as the President of DynaMineras. The President of DynaMéxico holds broad powers of attorney granted by the shareholders of DynaMéxico which gives the current President significant and broad authority within DynaMéxico.

Rehabilitation and Start-up of Pilot Mill Facility at San Jose de Gracía

Under the terms of the Exploitation Amendment Agreement (“EAA”), as described above, DynaMineras has rehabilitated the pilot mill facility at SJG. The SJG pilot mill facility (a gravimetric-flotation circuit) is now processing bulk samples mined from selected target areas of SJG. Operations at SJG are managed by DynaMineras and are similar to those conducted by DynaMéxico during 2003-2006.
Capital Advances to Subsidiaries

(“DynaMéxico” / “DynaMineras” /“DynaOperaciones”)

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

As of December 31, 2019, and December 31, 2018 DynaMineras owed the Company $5,667,956 and $6,392,705, respectively.

As of December 31, 2019, and December 31, 2018 DynaMéxico owed the Company $4,000,000 and $4,000,000, respectively.

As of December 31, 2019, and December 31, 2018 DynaOperaciones owed the Company $225,000 and $225,000, respectively.

As of December 31, 2019, and December 31, 2018 DynaMéxico owed DynaMineras $2,373,500 and $2,373,500, respectively.

As of December 31, 2019, and December 31, 2018 DynaOperaciones owed DynaMineras $7,134,800 and $7,134,800, respectively.

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

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 is being carried by DynaMéxico as a Due to Non-Controlling Interest at December 31, 2019 and 2018.

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had a receivable from DynaResource Nevada, Inc. of $0 and $0 at December 31, 2019 and 2018 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of December 31, 2019 and 2018, respectively.

Minority Interest Holder in DynaMéxico Attempts to Interfere with Activities at San Jose de Gracía (2016)

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

a)
Goldgroup Mining Inc., the parent company (“Goldgroup Mining”), has not disclosed the $48 million award of damages, Nor the Lien against the Shares, nor has Goldgroup Mining disclosed the unsuccessful efforts of its subsidiary to challenge the $ 48 million damages award, in its Annual Information Form -- the equivalent of its annual report to shareholders.
b)
An unrelated lawsuit, in which the amount in controversy was only $3 million, was disclosed by Goldgroup Mining Inc.
c)
Goldgroup Resources currently holds a minority interest in the outstanding share capital of DynaMéxico. Goldgroup Resources has challenged this level of ownership through the legal system, but this challenge has also been unsuccessful. The ownership of Goldgroup Resources in the capital of DynaMéxico remains at 20%.
d)
Goldgroup Mining, the parent company, has not disclosed the unsuccessful efforts of Goldgroup Resources to challenge this ownership level in DynaMéxico, in its Annual Information Form.
e)
Since 2005, the exclusive operator of the SJG Project, under contract with (and an affiliate of) DynaMéxico, is Mineras de DynaResource S.A. de C.V. (“DynaMineras”). This operating control of the SJG Project has continued uninterrupted since 2005, before Goldgroup Resource contributed any capital investment to DynaMéxico.
f)
Goldgroup Mining, the parent company, has not disclosed that DynaMineras has operating control of the SJG Project, in its Annual Information Form.
g)
Since 2000, the President of DynaMéxico holds broad powers of attorney granted by the shareholders of DynaMéxico. The powers of attorney give the President broad authority to act for DynaMéxico. The powers of attorney existed before Goldgroup Resources contributed any capital investment to DynaMéxico.
h)
Goldgroup Mining, the parent company, has not disclosed the existence of the powers of attorney held by the President of DynaMéxico, in its Annual Information Form.

DynaMéxico’s further clarifying statements regarding the SJG Project:

a)
In recent years, Goldgroup Mining and Goldgroup Resources (“Goldgroup”) have continuously misrepresented ownership interest and shareholder position related to DynaMéxico and the SJG Project;
b)
DynaMéxico, since May 2000, owns 100% of the mining concessions and related interest comprising the SJG Project;
c)
At no time has Goldgroup owned any interest in the SJG Project; rather its only ownership interests have been earned under agreement as a common share’s equity interest (shareholder’s interest) of DynaMéxico;
d)
DynaResource, Inc., Irving, Texas (OTCQB: DYNR - “DynaUSA”) currently owns 80% of the outstanding share Capital of DynaMéxico; Goldgroup currently owns 20% of the outstanding share capital of DynaMéxico;
e)
At no time during its involvement as a common shares equity interest holder (shareholder) of DynaMéxico, has Goldgroup been an operator at the SJG Project;
f)
There is no joint venture agreement with Goldgroup involving the SJG Project;
g)
Since the earning of its shareholder’s interest in DynaMéxico (March 2011), Goldgroup has continuously refused to contribute funds to the ongoing maintenance, advance, and further development of the SJG Project;
h)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2019 and 2018. The financial statements as of December 31, 2019 and 2018 of the Company included in this Form 10-K have been audited by Whitley Penn LLP, an independent registered public accounting firm, as set forth in their report.

Financial Statements included in the Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2019 and 2018
Consolidated Statement of Changes in Stockholders’ (Deficit) for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
Notes to the Consolidated Financial Statements for the Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DynaResource, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP

Dallas, Texas
June 9, 2020

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$354,572	$2,685,576
Accounts Receivable	1,103,205	1,074,724
Inventories	523,089	1,588,778
Foreign Tax Receivable	1,297,387	845,564
Other Current Assets	336,969	372,936
Total Current Assets	3,615,222	6,567,578

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $109,927 and $106,672)	9,227	12,482
Operating Lease	812,861	-
Mining Concessions	4,132,678	4,132,678
Investment in Affiliate	70,000	70,000
Other Assets	99,223	96,409

TOTAL ASSETS	$8,739,211	$10,879,147

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2,059,429	$1,069,373
Accrued Expenses	1,775,404	2,782,270
Customer Advances	1,000,000	1,750,000
Due to Non-Controlling Interest	231,500	231,500
Derivative Liabilities	86,104	974,683
Convertible Notes Payable	112,500	838,125
Current Portion of Operating Lease Payable	69,146	-
Current Portion of Long-Term Debt	1,637,509	705,320
Total Current Liabilities	6,971,592	8,351,271

Convertible Notes Payable	765,879	-
Operating Lease Payable, Less Current Portion	768,684	-
Long Term Debt, Less Current Portion	634,922	1,097,915

TOTAL LIABILITES	9,141,077	9,449,186

Preferred Stock, Series C, $0.0001 par value, 1,733,221 shares Authorized, issued and outstanding	4,333,053	4,333,053
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 25,000,000 shares authorized
17,722,825 and 17,722,825 issued and outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,622,159	56,622,159
Treasury Stock, 778,980 and 778,980 shares	(2,223,891)	(2,223,891)
Accumulated Other Comprehensive income	325,841	1,247,198
Accumulated Deficit	(53,952,594)	(53,154,259)
Total DynaResource Inc. Stockholders' Equity	988,744	2,708,436
Non-Controlling Interest	(5,723,663)	(5,611,528)
TOTAL STOCKHOLDERS' DEFICIT	(4,734,919)	(2,903,092)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,739,211	$10,879,147

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
REVENUE	$11,612,722	$14,059,697
COSTS AND EXPENSES OF MINING OPERATION
Production Cost Applicable to Sales	1,666,521	1,716,721
Mine Production Costs	3,557,850	2,807,474
Mine Exploration Costs	1,486,037	3,639,791
Mine Expansion Costs	689,405	1,466,287
Camp, Warehouse and Facilities	2,547,910	2,796,279
Transportation	816,504	645,504
Property Holding Costs	446,806	1,310,220
General and Administrative	2,053,083	2,203,366
Depreciation and Amortization	3,255	7,856
Total Operating Expenses	13,267,371	16,593,498
NET OPERATING LOSS	(1,654,649)	(2,533,801)

OTHER INCOME (EXPENSE)
Foreign Currency Gains	397,161	51,325
Gain on Sale of Assets	-	23,715
Interest Expense	(492,907)	(391,757)
Derivatives Mark-to-Market Gain	888,579	2,206,825
Other Income (Expense)	970	(323,034)
TOTAL OTHER INCOME	793,803	1,567,074

NET LOSS BEFORE TAXES	(860,846)	(966,727)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(860,846)	$(966,727)

DEEMED DIVIDEND FOR SERIES C PREFERRED	(173,320)	(173,320)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	62,511	383,630

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(971,655)	$(756,417)

EARNINGS PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Loss Per Common Share	$(0.05)	$(0.04)
Weighted Average Shares Outstanding - Basic	17,722,825	17,722,825

Diluted Loss Per Common Share	$(0.05)	$(0.04)
Weighted Average Shares Outstanding - Diluted	17,722,825	17,722,825

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain (Loss)	(970,981)	178,473
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(970,981)	178,473

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,831,827)	$(788,254)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(1,719,692)	$(599,293)
NON-CONTROLLING INTEREST	$(112,135)	$(188,961)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2019 AND 2018

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals
Balance, December 31, 2017	0	1	17,722,825	177,228	40,000	40,000	56,622,159	778,980	(2,223,891)	1,265,853	(52,571,162)	(5,425,026)	(2,114,838)

Other Comprehensive Income (Loss)										(18,655)		197,128	178,473

Net Income (Loss)											(583,097)	(383,630)	(966,727)

Balance, December 31, 2018	0	$1	17,722,825	$177,228		$40,000	$56,622,159	$778,980	$(2,223,891)	$1,247,198	$(53,154,259)	$(5,611,528)	$(2,903,092)

Other Comprehensive Income (Loss)										(921,357)		(49,624)	(970,981)

Net Income (Loss)											(798,335)	(62,511)	(860,846)

Balance, December 31, 2019	0	$1	17,722,825	$177,228		$40,000	$56,622,159	$778,980	$(2,223,891)	$325,841	$(53,952,594)	$(5,723,663)	$(4,734,919)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss	$(860,846)	$(966,727)
Adjustments to reconcile net loss to cash used in operating activities
Change in Derivatives	(888,579)	(2,206,825)
Depreciation and Amortization	3,255	7,856
Gain on Sale of Asset	-	(23,715)
Change in Operating Assets and Liabilities
Accounts Receivable	(28,481)	(751,409)
Inventories	1,065,689	(680,796)
Foreign Tax Receivable	(451,823)	(113,323)
Operating Lease Assets	(812,861)	-
Other Assets	33,153	(369,054)
Customer Advances	(750,000)	1,750,000
Accounts Payable	990,056	1,480,512
Accrued Expenses	(458,753)	1,342,339
Lease Liabilities	837,830	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,321,360)	(531,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(3,931)
Disposal of Equipment	-	23,715
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	19,784

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Promissory Notes - Related Parties	-	(112,500)
Payments of Long-Term Debt	(111,977)	(399,636)
CASH FLOWS USED IN FINANCING ACTIVITIES	(111,977)	(512,136)

Effects of Foreign Exchange	(897,667)	180,335

NET DECREASE CASH AND CASH EQUIVILANTS	(2,331,004)	(843,159)
CASH AND CASH EQUIVILANTS AT BEGINNING OF PERIOD	2,685,576	3,528,735
CASH AND CASH EQUIVILANTS AT END OF PERIOD	$354,572	$2,685,576

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$196,327	$396,748
Cash Paid for Income Taxes	$—	$—
NON-CASH TRANSACTION
Conversion of Accounts Payable to Long-Term Debt	$507,859	$1,833,698
Accrued Interest Rolled into Notes Payable	$40,254	$-

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de México S.A. de C.V., chartered in México (“DynaMéxico”).  This Company was formed to acquire, invest in and develop resource properties in México. DynaMéxico owns a portfolio of mining concessions that currently includes its interests in the San José de Gracía Project (“SJG”) in northern Sinaloa State, México. The SJG District covers 69,121 hectares (170,802 acres) on the west side of the Sierra Madre mountain range. The Company currently owns 80% of the outstanding capital of DynaMéxico. The 20% minority interest in Dyna México is held by Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver BC (“Goldgroup”)

In 2005, the Company formed DynaResource Operaciones de San Jose De Gracía S.A. de C.V. (“DynaOperaciones”), and acquired effective control of Mineras de DynaResource, S.A. de C.V. (formerly Minera Finesterre S.A. de C.V., “DynaMineras”). The Company owns 100% of Dyna Mineras.

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

Non-Controlling Interest

The Company’s subsidiary, DynaResource de México S.A. de C.V, is 20% owned by Goldgroup Resources, Inc. The Company accounts for this outside interest as “non-controlling interest”.

Investments in Affiliates

The Company owns a 19.95% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”. The Company accounts for this investment using the cost basis. The Company has significant influence over DynaNevada, but not control, due to the lack of a majority voting interest in the entity. DynaNevada has been dormant for several years. DynaUSA has no plan or intention of future funding with DynaNevada nor are any other transactions with DynaNevada contemplated at this time. The Company therefore accounts for this investment using the cost basis. The investment was $70,000 and $70,000 at December 31, 2019 and 2018, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of December 31, 2019, and 2018, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of December 31, 2019 and December 31, 2018 are $1,297,387 and $845,564, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $523,089 and $1,588,778 as of December 31, 2019 and December 31, 2018, respectively.

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

As of December 31, 2019, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracía Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

Property

Substantially all mine development costs, including design, engineering, mine construction, and installation of equipment are expensed as incurred as the Company has not established proven and probable reserves on any of its properties. Only certain types of mining equipment which has alternative uses or significant salvage value, may be capitalized without proven and probable reserves. Depreciation is computed using the straight-line method. Office furniture and equipment are being depreciated on a straight-line method over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company's corporate office, are being amortized over the term of the lease of 10 years.

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

Mineral Properties Interests
Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracía Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of December 31, 2019, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,919 hectares at the San Jose de Gracía property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

For operating mines, recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, an impairment loss is measured and recorded based on the excess of the net book value over fair value. Fair value for operating mines is determined using a combined approach, which uses a discounted cash flow model for the existing operations and a market approach for the fair value assessment of exploration land claims. Future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term "recoverable mineralized material" refers to the estimated amount of gold or other commodities that will be obtained after considering losses during processing and treatment of mineralized material. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

●
estimated recoverable ounces of gold, silver or other precious minerals;
●
estimated future commodity prices;
●
estimated expected future operating costs, capital expenditures and reclamation expenditures.

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of December 31, 2019, and 2018, no indications of impairment existed.

Asset Retirement Obligation

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

Transactions in and Translations of Foreign Currency

The functional currency for the subsidiaries of the Company is the Mexican Peso. As a result, the financial statements of the subsidiaries have been translated from Mexican Pesos into U.S. dollars using (i) yearend exchange rates for balance sheet accounts, and (ii) the weighted average exchange rate of the reporting period for all income statement accounts. Foreign currency translation gains and losses are reported as a separate component of stockholders’ equity and comprehensive income (loss).

The financial statements of the subsidiaries should not be construed as representations that Mexican Pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.
Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the years ended December 31, 2019 and 2018 (Mexican Pesos per one U.S. dollar):

		Dec 31, 2019	Dec 31, 2018
Current exchange rate	Pesos	18.86	19.63
Weighted average exchange rate for the period ended	Pesos	19.25	19.23

The Company recorded currency transaction gains (losses) of $397,161 for the year ended December 31, 2019 and $51,325 for the year ended December 31, 2018.

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

As of December 31, 2019, there are $1,000,000 in customer deposit liabilities for payments received during the period for contracts expected to be settled in 2020.

During the years ended December 31, 2019 and December 31, 2018 there was $1,750,000 and $0 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer on order cancellation.

As of and for the year ended December 31, 2019 and December 31, 2018, there are no contract costs or commissions deferred.

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

Per Share Amounts

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”.  The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Potentially dilutive common shares are additional common shares assumed to be exercised.  Potentially dilutive common shares consist of stock warrants, convertible preferred shares and convertible notes and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

The Company had 2,166,527 warrants outstanding at December 31, 2019 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 2,166,527 shares of common stock. The Company also had convertible debt instruments as of December 31, 2019 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 335,250 shares of stock.

The Company had 2,166,527 warrants outstanding at December 31, 2018 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 2,166,527 shares of common stock. The Company also had convertible debt instruments as of December 31, 2018 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 335,250 shares of stock.

	Years ended December 31
	2019	2018
Net loss attributable to common shareholders	$(971,655)	$(756,417)
Shares:
Weighted average number of common shares outstanding, Basic	17,722,825	17,722,825

Weighted average number of common shares outstanding, Diluted	17,722,825	17,722,825

Basic loss per share	$(0.05)	$(0.04)

Diluted loss per share	$(0.05)	$(0.04)

Related Party Transactions

FASB ASC 850, "Related Party Disclosures" requires companies to include in their financial statements, disclosures of material related party transactions. The Company discloses all material related party transactions. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.”

Recently Issued Accounting Pronouncements

Leases

In February 2016, FASB issued ASU 2016-02— Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. As such, The Company is required to adopt these provisions as of the fiscal year beginning on January 1, 2019. The Company elected the available practical expedients and adopted ASC 842 effective January 1, 2019, prospectively. The adoption of this standard resulted in the initial recognition of right-to-use assets and lease liabilities of $878,605 and $891,023 with no material impact on the results of operations and cash flows. See Note 10 for additional information regarding our leases.

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of December 31, 2019 and December 31, 2018, respectively, were as follows:

	2019	2018

Mined Tonnage, Gold-Silver Concentrates, and/or Gravity Tailings (Flotation Feed Material)	$523,089	$1,588,778
Total Inventories	$523,089	$1,588,778

NOTE 3 – PROPERTY

Property consists of the following at December 31, 2019 and December 31, 2018:

	2019	2018

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(109,927)	(106,672)
Total Property	$9,227	$12,482

The Company purchased equipment of $0 and $3,931 in the years ended December 31, 2019 and 2018, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $3,255 and $7,856 for the years ended December 31, 2019 and 2018 respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at December 31, 2019 and December 31, 2018:

	2019	2018
San Jose de Gracia (“SJG”):

Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $0 and $0 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE/RECEIVABLES FROM AFFILIATE/OTHER ASSETS

The Company owns 19.95% DynaResource Nevada, Inc. (“DynaNevada”), a Nevada Corporation, which owns 100% of one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”). DynaNevada is a related entity (affiliate), and through its subsidiary, DynaNevada de México has entered into an Option agreement with Grupo México (IMMSA) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“The Santa Gertrudis Property”). DynaNevada de México exercised the Option with IMMSA in March 2010, so that DynaNevada de México now owns 100% of the Santa Gertrudis Property. In June 2010, DynaNevada de México acquired an additional 6,000 hectares in the State of Sinaloa (the “San Juan Property”).

On December 31, 2010, the received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of December 31, 2019 and December 31, 2018 to be $70,000 and $70,000, respectively.

At December 31, 2019 and December 31, 2018, the Company had a receivable from DynaNevada de México of $71,156 and $68,376, respectively for working capital advances.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Notes Payable – Series I

In April and May 2013, the Company entered into note agreements with shareholders in the principal amount of $1,495,000, of which $340,000 was then converted to preferred shares within the same year, netting to proceeds of $1,155,000 (the “Series I Notes”). The Series I Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Series I Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, on the first fifty thousand tons processed through the mill facilities at San Jose de Gracía. Such net profits (if any) are to be calculated after deducting “all expenses related to the production”, and after a prior deduction of thirty-three percent (33%) from the net profits, to be deposited into a sinking fund cash reserve. To date, the Company has not produced any net profits as calculated in accordance with the Series I Notes.

The Notes originally matured on December 31, 2015. As of December 31, 2018, seven of the Series I Notes totaling $646,875 had subsequently been extended to December 30, 2019. On December 31, 2019 the Company entered into agreements to extend seven outstanding notes totaling $646,875 plus accrued interest totaling $34,277 for new total of $691,152 until December 31, 2020. At December 31, 2019 Series I Notes remained outstanding with a total balance of $691,152. Subsequent to year end the notes were extended to June 30, 2022.

The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

The Series I Note holder retains the option, at any time prior to maturity or prepayment, to convert any unpaid principal and accrued interest into Common Stock at $5.00 per share. If the Series I Note is converted into Common Stock, at the time of conversion, the holder would also receive warrants, in the same number as the number of common shares received upon conversion, to purchase additional common shares of the Company for $7.50 per share, with such warrants expiring one year from their conversion date.

Notes Payable – Series II

In 2013 and 2014, the Company entered into additional note agreements of $199,808 and $250,000, respectively (the “Series II Notes”) with similar terms as the Series I Notes. The Series II Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The holders of the Series II Notes (in aggregate) are also entitled to receive ten percent (10%) of the net profits received by the Company, on the second fifty thousand tons processed through the mill facilities at San Jose de Gracía. Such net profits (if any) are to be calculated after deducting “all expenses related to the production” and after a prior deduction of thirty-three percent (33%) from the net profits, to be deposited into a sinking fund cash reserve. To date, the Company has not produced any net profits as calculated in accordance with the Series II Notes.

The Notes originally matured on December 31, 2015. At December 31, 2018 three the Series II notes totaling $191,250 had been extended to December 30, 2019. On December 31, 2019 the Company entered into agreements to extend the two notes totaling $78,750 plus accrued interest of $5,977 for total new notes of $84,757 to December 31, 2020. One note for $112,500 was not extended and is past due as of December 31, 2019. At December 31, 2019 three Series II notes remained outstanding for $197,226. Subsequent to year end two of the notes totaling $84,757 were extended to June 30, 2022.

The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $5.00 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring one year from their conversion date.

At December 31, 2019 the principal and capitalized interest balance on the remaining Series I Notes was $681,152, and the principal and capitalized interest on the Series II Notes was $197,227, for a total Note balance of $878,379.

At December 31, 2018, the principal and capitalized interest balance on the remaining Series I Notes was $646,875, and the principal and capitalized interest on the Series II Notes was $191,250, for a total Note balance of $838,125. The accrued interest for these notes was $3,516 and $43,769 as of December 31, 2019 and 2018, respectively.

Subsequent to year end the Company reached agreement with six of the seven Series I note holders and two of the three Series II Note holders to extend the notes to June 30, 2022 with certain modifications. See Note 16 for details.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 25% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of December 31, 2019 and December 31, 2018 are as follows:

Deferred Tax Asset Related to:
	2019	2018
Prior Year	$13,343,134	$12,549,746
Tax (Expense) Benefit for Current Year	437,596	793,388
Total Deferred Tax Asset	13,780,730	13,343,134
Less: Valuation Allowance	(13,780,730)	(13,343,134)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company as of December 31, 2019 and 2018 differ from those computed using the statutory rates of 25% due to the following:

	2019	2018
Tax Expense (Benefit) at Statutory Rates	$(215,211)	$(241,682)
Other Permanent Differences	(222,145)	(551,706)
Change in Valuation Allowance	437,596	793,388
Provision for (Benefit from) Income Taxes, Net	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $54,720,000 at December 31, 2019 and will expire in the years 2028 through 2034.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2019.

On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs, but exploration and prospecting costs are deductible when incurred. Certain non-deducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty. For the years ended December 31, 2019 and 2018, the Company had no taxes payable under the 7.5% Special Mining Duty.

The Company or its subsidiaries file income tax returns in the United States and México. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States:   2016 to 2019
México:            2015 to 2019

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At December 31, 2019 and December 31, 2018, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through June 30, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. The Dividend is calculated at 4.0% of $4,333,053 payable annually on June 30. At December 31 2019 dividends for the years 2017 to 2019 totaling $519,360 were in arrears.

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

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities. At December 31, 2019 the total Derivative Liability was $86,104 which included $37,038 for the Series C Preferred Shares, and $49,066 in connection with the Golden Post Warrant. The Deemed Dividend for the 4% Golden Post Preferred Dividend terms for 2019 and 2018 was $173,320, and $173,320 respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount.
Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2017	$4,333,053
Issuances at Fair Value, Net of Issuance Costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, December 31, 2018	4,333,053

Issuances at Fair Value, Net of Issuance Costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, December 31, 2019	$4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2019 and December 31, 2018, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2019 and December 31, 2018, there were 17,722,825 and 17,722,825 shares outstanding, respectively. No dividends were paid for the years ended December 31, 2019 and 2018, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracía Pilot Production Plant and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2019 and December 31, 2018, respectively.

Stock Issuances

There were no issuances of common stock during the years ending December 31, 2019 and December 31, 2018.

Treasury Stock

No treasury stock was issued during the years ended December 31, 2019 and December 31, 2018. At December 31, 2019 and 2018, 778,980 treasury shares were outstanding.

Warrants

2019 activity

The Company had 2,166,527 warrants outstanding at December 31, 2019. There were no warrants issued or exercised in 2019 and no warrants expired in 2019.

2018 activity

The Company had 2,166,527 warrants outstanding at December 31, 2018. There were no warrants issued or exercised in 2018 and no warrants expired in 2018.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2017	2,166,527	$2.45	2.51	$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited	-	$-		$-
Balance at December 31, 2018	2,166,527	$2.45	1.51	$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited	-	$-		$-
Balance at December 31, 2019	2,166,527	$2.45	0.51	$-
Exercisable at December 31, 2019	2,166,527	$2.45	0.51	$-

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

Dynacap Group Ltd.

The Company paid $146,125 and $113,750 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the years ended December 31, 2019 and 2018, respectively.

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía was dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras of $1,359,443 Pesos (approx. $72,000 USD), commencing in 2014. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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

The Company determines if a contract is or contains a lease at inception. As of December 31, 2019, the Company has two operating leases - a six- and one-half year lease for office space with a remaining term of thirty-six months and a twenty-year ground lease in association with its México mining operations with a remaining term of fourteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Year Ended December 31, 2019
Operating Lease – Office Lease	$82,625
Operating Lease – Ground Lease	86,091
Short Term Lease Costs	10,071
Variable Lease Costs	—
TOTAL	$178,787

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending December 31:

YEAR
2020	$156,280
2021	158,086
2022	145,043
2023	79,425
2024	72,000
Thereafter	792,000
Total	$1,402,834
Less Imputed Interest	(565,004)
RIGHT OF USE LIABILITY	$837,830

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

On December 6, 2019 the 11th Federal Circuit Collegiate Court in México issued its Final Ruling (“the DynaMéxico Final México Legal Ruling”).

The DynaMéxico Final México Legal Ruling is Favorable to DynaMéxico, and denies the Amparo challenge of Goldgroup Resources Inc., the subsidiary of Goldgroup Mining Inc. (“GGA.TO”). The DynaMéxico Final México Legal Ruling constitutes the Final Appeal of Goldgroup Resources Inc.; and is Not subject to further appeal.

The DynaMéxico Final Legal Ruling is the result and culmination of 7 years of legal action performed by DynaMéxico and is the Final Ruling of the 11th Federal Circuit Collegiate Court. With this DynaMéxico Final Legal Ruling issued, all matters before the Court in México with respect to DynaMéxico and Goldgroup Resources Inc. in México are fully resolved and are no longer subject to appeal or reconsideration.

Legal Summary - Consequence of the DynaMéxico Final México Legal Ruling :

1.
The $48,280,808.34 USD damages award (dated October 05, 2015) in favor of DynaMéxico and against Goldgroup Resources Inc. is now Final. Goldgroup Resources’ challenge(s) to that award have been fully denied and the damages award is Final.
2.
The Lien against the Shares of DynaMéxico owned by Goldgroup Resources Inc. (established October 5, 2016, the “Lien against Goldgroup Shares”) is now fully confirmed, Final, and enforceable.
3.
Ownership of the shares of DynaMéxico held by Goldgroup Resources (currently representing 20% of the outstanding shares of DynaMéxico) are subject to the Lien against Goldgroup Shares.

The October 5, 2015 Resolution, The October 5, 2016 Embargo on the Goldgroup Shares, The August 24, 2017 Denial of Goldgroup Amparo Appeal, The May 27, 2019 Notice of Final Ruling, The July 3, 2019 México Supreme Court Rejection to Goldgroup, and the December 6, 2019 DynaMéxico Final México Legal Ruling, are described in Part II, Item 1., Legal Proceedings.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2019	2018
Annual volatility rate	144%	86%
Risk free rate	1.58%	2.48%
Remaining Term	0.5 years	1.5 years
Fair Value of common stock	$0.47	$1.20

For the year ended December 31, 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2019 and 2018:

Year Ended	2019	2018
Fair value of derivative (stock), beginning of year	$402,909	$1,531,789
Change in fair value of derivative	(365,871)	(1,128,880)
Fair value of derivative on the date of issuance	-	-
Fair value of derivative(stock), end of year	$37,038	$402,909

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

	2019	2018
Annual volatility rate	144%	86%
Risk free rate	1.58%	2.48%
Remaining Term	0.5	1.5
Fair Value of common stock	$0.47	$1.20

For the year ended December 31, 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2019 and 2018:

Year Ended	2019	2018
Fair value of derivative (warrants), beginning of year	$571,774	$1,649,719
Change in fair value of derivative	(522,708)	(1,077,945)
Fair value of derivative on the date of issuance	—	—
Fair value of derivative(warrants), end of year	$49,066	$571,774

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the years ended December 31, 2019 and December 31, 2018, respectively were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Beginning balance	$(5,611,528)	$(5,425,026)
Operating income (loss)	(62,511)	(383,630)
Share of Other Comprehensive Income (loss)	(49,624)	197,128
Ending balance	$(5,723,663)	$(5,611,528)

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

As of December 31, 2019, and December 31, 2018, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at December 31, 2019 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$86,104	-	-	86,104
Totals	$86,104	$-	$-	$86,104
Fair Value Measurement at December 31, 2018 Using:
Assets:
None	-	-	-	-
Totals	$-	$-	$-	$-

Liabilities:
Derivative Liabilities	$974,683	-	-	974,683
Totals	$974,683	$-	$-	$974,683

NOTE 14 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the twelve months ended December 31, 2019 and 2018, two and one customers accounted for 100% of revenue, respectively.

At December 31, 2019 and 2018, two and one customer accounted for 100% of accounts receivable, respectively.

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

In June 2018 the Company entered into financing agreements for the unpaid mining concession taxes for the year ended December 31, 2017 and the period ending June 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% payment of $347,826 and financed the balance over 36 months at 21.84%

In February 2019 the Company entered into a financing agreement for unpaid mining concession taxes for the year ended December 31, 2018 in the amount of $335,350. The Company paid an initial 20% payment of $67,070 and financed the balance over 36 months at an interest rate of 21%.

In October 2019 the Company entered into a financing agreement for unpaid mining concession taxes in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the years ended December 31, 2019 and 2018:

Balance at December 31, 2017	$367,311

Exchange Rate Adjustment	1,861
Property Holding Taxes January 1, 2016 – June 30, 2018	2,292,122
Initial payment of 20%	(458,423)
2018 principal payments	(399,636)
Balance at December 31, 2018	1,803,235

Exchange Rate Adjustment	73,314
Property Holding Taxes – July 1, 2018 – Dec 31, 2018 & Core Concessions	634,824
Initial payment of 20%	(126,965)
2019 principal payments	(111,977)
Balance at December 31, 2019	$2,272,431

At December 31, 2019 future maturities of notes payable are as follows Year Ending December 31:
2020	$1,637,509
2021	532,069
2022	102,853
Total	$2,272,432

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2019, through the date whereupon the financial statements were issued, and has determined the below described events subsequent to the end of the period.

DynaMéxico Foreclosure and Recovery of All Remaining Shares of Goldgroup Resources

On February 20, 2020, a México City court issued its Final Judgment, effectively foreclosing on all of the remaining shares in DynaMéxico held by Goldgroup Resources Inc. and awarding the shares to DynaMéxico (the “DynaMéxico Foreclosure Judgment”).

The DynaMéxico Foreclosure Judgment awarded to DynaMéxico 100% of the Shares of DynaMéxico previously owned by Goldgroup Resources Inc. (a Subsidiary Company in México owned 100% by Goldgroup Mining Inc., Vancouver, BC., “GGA.TO”). Prior to the DynaMéxico Foreclosure Judgment, Goldgroup Resources Inc. owned shares of DynaMéxico constituting 20% of the total outstanding shares of DynaMéxico (the “Goldgroup Shares of DynaMéxico”). The Goldgroup Shares of DynaMéxico were held under Lien by DynaMéxico since October 2016. DynaUSA previously owned 80% of the outstanding shares of DynaMéxico.

Previously, On December 20, 2019 DynaMéxico and DynaUSA announced that the 11th Federal Circuit Collegiate Court in México issued its Final Ruling on Friday, December 6, 2019; which Ruled in Finality that Goldgroup Resources Inc.’s Amparo challenge was denied (“the DynaMéxico Final Legal Ruling”). The DynaMéxico Foreclosure Judgment, and, the DynaMéxico Final Legal Ruling are not subject to further appeal.

The DynaMéxico Foreclosure Judgment, and The DynaMéxico Final Legal Ruling are the Final Legal results and culmination of 7 years of legal action performed by DynaMéxico. With the DynaMéxico Foreclosure Judgment, and the DynaMéxico Final Legal Ruling, all matters before the Court in México with respect to DynaMéxico and Goldgroup Resources Inc. are fully resolved and are no longer subject to appeal or reconsideration.

Summary of the DynaMéxico Foreclosure Judgment and the DynaMéxico Final México Legal Ruling:

1. Goldgroup Resources Inc. retains No Shares of DynaMéxico;

2. Goldgroup Resources Inc. retains No Shareholder Rights in DynaMéxico;

3. Goldgroup Resources Inc. owes $48,280,808.34 USD in damages awarded to DynaMéxico;

4. DynaMéxico owns 100% of the San Jose de Gracía Project.

United States District Court Denial of DynaUSA and DynaMéxico Motion to Alter or Amend Judgment

On March 25, 2020, the United States District Court for the District of Colorado denied the motion to alter or amend its judgment (confirming the August 2016 arbitration award), and denied DynaUSA and DynaMéxico’s motions for stay and judgment pending appeal and to waive or reduce supersedeas bond.

Previously, on February 13, 2018, United States Magistrate Judge Kathleen M. Tafoya issued a thoughtful and well-reasoned formal Recommendation.

o
In the formal Recommendation, Magistrate Judge Tafoya had recommended that the district court rule in favor of DynaResource and DynaResource de México, and the Recommendation requested the court to vacate the arbitration award.

On April 10, 2020, DynaUSA and DynaMéxico appealed the March 25, 2020 ruling to the Tenth Circuit Court of Appeals.

On April 28, 2020 DynaUSA and DynaMéxico agreed to a forbearance agreement with Goldgroup Resources Inc. (“Goldgroup”). According to the forbearance agreement, DynaUSA, DynaMéxico, and Goldgroup have agreed to stay current litigation matters, and to attend mediation proceedings in Dallas, Texas on May 18, 2020, or such other date as may be subsequently agreed, in front of mediator Mr. Chris Nolland.

Mediation Agreement with Goldgroup

On May 18, 2020 DynaUSA and DynaMexico reached the following agreement in Mediation with Goldgroup:

The parties agree that they have not reached a binding agreement, but they will work in good faith to prepare a final settlement agreement and release and related documents.  The high-level agreement in principle is that DynaResource will pay Goldgroup a 2% NSR for the life of the San Jose de Gracía mine.  This agreement in principle is based on certain information presented during the mediation, as to which Goldgroup will be given the opportunity to conduct some independent and reasonable due diligence.  All lawsuits, judgments, claims and disputes between the parties will be dismissed and released.  This will become a binding agreement only upon execution of formal settlement documents.  The parties’ “gentlemen’s agreement” concerning standstill of litigation proceedings will remain in effect pending execution of the formal agreement.

Mercuria Energy Trading, S.A. – Failure to Perform

On April 13, 2020, Mineras de DynaResource S.A. de C.V. (“DynaMineras”) filed a response to Mercuria Energy Trading, S.A., claiming that Mercuria failed to perform numerous promises made to advance funds to DynaMineras in the amount of $1.5M USD.; and further challenging amounts payable by Mineras claimed by Mercuria.

DynaResource, Inc. (“DynaUSA”) Closes $3.9M Convertible Promissory Note Financing and Related Events

On May 14, 2020, DynaUSA (the “Company”) closed a financing agreement with Golden Post Rail, LLC, a Texas limited liability company and certain individual investors. A summary of the transaction is set forth below:

1.
Pursuant to the May 14, 2020 Note Purchase Agreement (the “NPA”) among the Company, Golden Post Rail, LLC (the “Lead Purchaser”), and the other parties listed on Exhibit A thereto (the “Remaining Purchasers”):

o
Golden Post acquired the following securities:

(a)
A convertible promissory note (the “Golden Post Note”) payable to Golden Post in the principal amount of $2,500,000, bearing interest at 10%, and maturing two years from the date of execution. One half of the principal amount of Golden Post Note, or $1,250,000, has been fully funded in accordance with an agreed-upon draw summary and budget. The balance of the principal amount will also be funded in accordance with agreed-upon draw summaries and the budget. The Golden Post Note is convertible, at the option of Golden Post, into shares of Series D Senior Convertible Preferred Stock (the “Series D Preferred”) at a conversion price of $2.00 per share; and

(b)
A common stock purchase warrant (the “2020 Warrant”) for the purchase of 783,976 shares of the Company’s common stock, at an exercise price of $0.01 per share, and maturing on the 10-year anniversary of the date of issuance. The 2020 Warrant contains anti-dilution provisions; and

o
The Remaining Purchasers acquired the following securities:

a)
Convertible promissory notes (the “Remaining Notes”) in the aggregate principal amount of $1,400,000, bearing interest at 10%, and maturing two years from the date of issuance. The Remaining Notes have been fully funded. The Remaining Notes are convertible, at the option of each individual Remaining Purchaser, into shares of Series D Preferred at a conversion price of $2.00 per share; and

b)
Common stock purchase warrants (the “Remaining Purchasers Warrants”) for the purchase of an aggregate of 439,026 shares of the Company’s common stock, at an exercise price of $0.01 per share, and maturing on the 10-year anniversary of the date of issuance. The Remaining Purchasers Warrants contain anti-dilution provisions.

2.
Also pursuant to the NPA, the Company and the Lead Purchaser have agreed to amend the common stock purchase warrant dated June 30, 2015 (the “2015 Warrant”), issued to the Lead Purchaser in connection with that certain Securities Purchase Agreement dated as of May 6, 2015. The 2015 Warrant contemplates the purchase, upon exercise, of 2,166,527 shares (subject to adjustment) of the Company’s common stock and matures June 30, 2020 (the “Termination Date”). The amendment to the 2015 Warrant provides that, if not exercised in full by the Termination Date, the Company will issue to the Lead Purchaser a new warrant (the “New Warrant”), substantially in the same form of the 2015 Warrant, for the number of shares of the Company’s common stock that went unexercised on the Termination Date. The New Warrant would have a maturity date of June 30, 2022.
As part of the transaction contemplated by the NPA, the Company executed an Amended and Restated Registration Rights Agreement pursuant to which Golden Post may require the Company to register the shares of common stock which may be issued upon (i) the conversion of the Series C Senior Convertible Preferred Stock (“Series C Preferred”), (ii) the conversion of the Series D Preferred, and (iii) the shares of common stock issuable upon the exercise of the 2015 Warrant, the 2020 Warrant, the New Warrant, and a compensatory warrant issued to the Lead Purchaser on May 13, 2020 (described below under the heading “Compensatory Issuances”), including any additional shares of common stock issuable pursuant to anti-dilution provisions of such securities.
Pursuant to the transaction contemplated by the NPA, the Company has agreed to call a special meeting of Company stockholders, to be held not later than July 14, 2020, to solicit stockholder approval of (a) an amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 40,000,000 shares, and (b) an amendment of the Certificate of Designations of the Series C Preferred, in order to (a) extend the maturity date of the Series C Preferred by an additional two (2) years, (ii) add an equity cap in respect of the conversion of Series C Preferred into common stock of the Company, and (iii) add certain restrictions on the ability of the Company to issue Series C Preferred.

Compensatory Issuances. On May 13, 2020, one business day prior to the NPA, the Company issued to the Lead Purchaser the following: (i) a common stock purchase warrant for 2,306 shares, at an exercise price of $0.01 per share, and maturing on the 7-year anniversary of the date of issuance (the “Compensatory Warrant”); and (ii) 1,845 shares of Series C Preferred. These issuances were occasioned by the Company’s obligations under the Securities Purchase Agreement dated as of May 6, 2015.

In order to accommodate the issuance of the additional 1,845 shares of Series C Preferred, on May 13, 2020 the Company filed with the Secretary of State of Delaware a Certificate of Increase of Series C Senior Convertible Preferred Stock, to increase the number of shares of preferred stock designated as Series C Preferred from 1,733,221 shares to 1,734,992 shares (“Certificate of Increase”).

Also on May 13, 2020, the Company filed with the Secretary of State of Delaware a Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series D Senior Convertible Preferred Stock, contemplating the authorization of 3,000,000 shares of Series D Preferred (“Certificate of Designation”).
The sale of the Golden Post Note, the Remaining Purchasers Notes, the 2020 Warrant, the Remaining Purchasers Warrants, the Compensatory Warrant, and the Series C Preferred was made pursuant to a privately negotiated transaction that did not involve a public offering of securities and, accordingly, the Company believes that the transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. Each investor represented that it (A) is an “accredited investor” and (B) has such knowledge and experience in financial and business matters that the investor is capable of evaluating the merits and risks of acquiring the securities acquired by such investor. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States of America. Efforts implemented by local and national governments, as well as businesses, including temporary closures, are expected to have adverse impacts on local, national and the global economies. Although the disruption is currently expected to be temporary, there is uncertainty around the duration and the related economic impact. Therefore, while we expect this matter to have an impact our business, the impact to our results of operations and financial position cannot be reasonably estimated at this time.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2019. Based on its evaluation, our management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. We have identified three areas which contain material weaknesses. First; the size of the Company and limitations inherent in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly, the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. Thirdly as a result of the two previously mention weaknesses the Company failed to properly apply United State General Accepted Accounting Principles (GAAP) in accounting for certain expenditures as mining equipment and fixtures and depreciated them over their useful lives. Because the Company does not have proven and probable reserves under U.S. GAAP as defined in SEC Industry Guide 7 all costs of mine development including items with a useful life greater than one year should be expensed in the period incurred. As a result, we filed a 10K/A for the year ended December 31, 2018 during 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors.

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

The following table lists the names and ages of the executive officers, directors and key consultants of the Company. The directors will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All Directors have been elected to serve through 2019. All officers serve at the discretion of the President, Chairman of the Board of Directors, and members of the Board of Directors.

Name	Age	Position	Held Since
K. W. (“K.D.”) Diepholz	62	Chairman of The Board	May 1995
222 W. Las Colinas Blvd Suite 1910 N. Tower		CEO/President; CFO; Treasurer;	May 1997 May 1997
Irving, Texas 75039

Dr. Jose Vargas Lugo	59	Director of Operations - México, President - México	August 2011
Enrique Dunant Y5 de Mayo #963		Director;	August 2013
Fracc, Los Parques
Guamuchil, Sin CP 81460

Pedro Ignacio Teran Cruz Sierra Grande #134	60	Executive Vice President, Director of Exploration and Resource Development;	2008-2013;
Fraccionamiento Lomas de Mazatlán, Mazatlán, Sinaloa 82110		Board Member	March 2016

John C. Wasserman 222 W. Las Colinas Blvd. Suite 1910 North Tower Irving, Texas 75039	80	Independent Director	December, 2014

Dale G. Petrini 222 W. Las Colinas Blvd.	65	Independent Director	December 2016
Suite 1901 North Tower
Irving, TX. 75039

Philip K. Rose	31	Independent Director	July 2015
222 W. Las Colinas Blvd.
Suite 1910 North Tower
Irving, TX. 75039

Bradford J. Saulter	60	Vice President – Investor Relations	May 1998
7618 Straits Lane
Rowlett, Texas 75088

Rene L.F. Mladosich Sierra Grande #134 Fraccionamiento Lomas de Mazatlán, Mazatlán, Sinaloa 82110	57	General Manager at San Jose de Gracía	October 2019

Praxedis Martinez Sierra Grande #134 Fraccionamiento Lomas de Mazatlán, Mazatlán, Sinaloa 82110	72	Senior Consultant – Plant Operations	July 2017

K.W. (“K.D.”) Diepholz. Mr. Diepholz has been involved in the resource sectors, primarily as an investor/entrepreneur, since 1980. He founded KWD Properties Corp. an Oil and Gas exploration and production company in 1983 and served as an executive manager to this Oil and Gas concern, and as a General partner to several limited partnerships. Mr. Diepholz has served in a variety of capacities with DynaResource, Inc. from 1994 to the present, and has served as Chairman of the Board, President, CEO and Treasurer since 1995. Mr. Diepholz has special skills in the areas of negotiation, business development, project planning and management, corporate financing, acquisition analysis, investment program interpretation and structuring, and executive management. Mr. Diepholz has been instrumental to the Company in the negotiations of the following: the acquisition of 24.9% Net Profits Interest in the San José de Gracía in 1995; the acquisition of an additional 25% interest in San José de Gracía in 1998; the acquisition and consolidation of 100% of the rights to the San José de Gracía from prior owners, culminating in March 2000; the acquisition and consolidation of several outstanding Concessions at the San José de Gracía from previous Mexican owners during 2000-2003; the direction and management of the test mining and pilot mill operations at San José de Gracía during 2003-2006; the negotiation of the Stock Purchase/Earn In Agreement in 2006; the negotiation of the surface rights agreement with the Santa Maria Ejido in 2013; the negotiation of the financing agreement with Golden Post Rail, LLC, and the general financing of, and the general management of the Company since inception. In addition to his roles with the Company, Mr. Diepholz serves as Chairman and CEO of DynaResource Nevada, Inc., an affiliated company, and as President of DynaNevada de México, a wholly owned subsidiary of DynaResource Nevada Inc. Mr. Diepholz is also the current President of the following subsidiaries of the Company in México: DynaResource de México, Mineras de DynaResource, and DynaResource Operaciones.

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

Mr. Mladosich holds a B.S. degree from the University of Sonora, where he was awarded First of the Class 6 times; and, Mr. Mladosich studied 1 year of metallurgy in the Master’s Degree work program at the University. Mr. Mladosich speaks fluent Spanish and English and has studied French under the French Embassy Program in Mexico.
Mr. Mladosich was named General Manager at SJG in January 2016 – June 2017, and again in October 2019.

Dr. Jose Vargas Lugo. Dr. Vargas is a licensed physician with graduate from the Universidad Nacional Autonoma de México (UNAM) and is a 4th year law student at Universidad Autonoma de Sinaloa (UAS). Dr. Vargas commenced his involvement with the mining business with Minera Industrial Peñoles as a Medical Assistant to the Mining Services Division of Peñoles in Fresnillo, Zacatecas. Since 1993, Dr. Vargas has been a supplier of industrial goods and services in and around the municipalities of Sinaloa de Leyva and Mocorito Sinaloa. Dr. Vargas has worked with companies such as Compañia Minera El Rosarito, which was conducting operations at San Jose de Gracía during the period 1993 – 1995. Dr. Vargas later provided services and supplies to Mineras Finesterre at San Jose de Gracía, and to Minera Pangea, which was owned by Queenstake Resources, then Nevada Pacific, and now US. Gold. Dr. Vargas began working with DynaResource de México in spring 2000; as it commenced activities to acquire and consolidate the San Jose de Gracía District. Over the past + 10 Years, Dr. Vargas has proven to be an integral part of the Company’s activities at San Jose de Gracía and in Sinaloa State; involved in all facets of the Company’s business. Dr. Vargas has proven instrumental in the areas of public relations, community relations, governmental affairs, environmental matters, and overall management of the company’s business activities in México.

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

Since 2008, Mr. Teran began working as a Consultant Geologist with DynaResource, Inc. in the "San Jose de Gracía Gold Project" located in Sinaloa, México, an advanced exploration project. Mr. Teran now is working 100% of his time with the DynaResource Team and with full focus at San Jose de Gracía.

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

Key Employees and Consultants

Praxedis Martinez (Senior Engineer – Advisor)

College: UNIVERSIDAD DE GUANAJUATO, Guanajuato, Gto. 1964-1969. Degree: Mine Engineer and metallurgist.

Graduate School: Escuela de Graduados en Administración INSTITUTO TECNOLÓGICO Y DE ESTUDIOS SUPERIORES DE MONTERREY, México, D.F. 1978-1980

Degree: MBA.

Company CÍA Minera La Campana, S.A. DE C.V., Reforma Mine. Group: Peñoles; Engineering Department Assistant; Dec. 1969- Feb. 1970; Shift Foreman, March 1969- Dec. 1971; Supervision of mine exploration and development works such as tunnels, crosscuts and raise shafts; Stope preparation works, Stope exploitation; Mercurio Mexicano, SA. De C.V., Tiro General mine Superintendent, January 1972- Dec. 1972, Responsible for the operation of Tiro General Mine;

Servicios Industriales Peñoles, Briquetting plant Construction and other construction works inside the lead smelter of Met – Mex Peñoles in Torreon, Resident engineer, January 1973- December 1973; Responsible for supervising several contractor’s works.

Praxedis Martinez Ramos Company, Mining and ore sales, ore concentration and concentrates sales. Mine plant equipment fabrication. Metallurgical consulting and laboratory testing. Mineral Perlite expansion, January 1974 – July 1993, during this time, in society with Mr. José Luis Martínez, we exploited 6 different mines located in Zacatecas, Durango, and Coahuila States, in one of them we operated a flotation plant. In some of these mines the ore was sold as extracted to the Met-Mex Peñoles Smelter in Torreón; from some other mines the ore would be concentrated in custom flotation plants and the concentrates then sold to the Smelter; and in other cases the ore was concentrated in our own plant, a small shop for Mine Plant Equipment was started and operated, a Mineral Perlite expansion furnace was set up, and continued working until Dec. 2003.

Desarrollos Mineros del Centro, SA. De CV., Luismin, Metallurgical Research Manager, August 1993 – January 1998, Responsible for the Research Area, which included the following laboratories: Assay, Water analysis, Metallurgical, Pilot Plant, Biotechnology, Tests were done in Flotation, Bottle roll cyanidation, Column Cyanidation Acid leach, Filtration, Thickening, Gold diagnostic leach, Mass balance, Work index (Wi) determination, Equipment calculation, Statistical analysis of plant operation, Ore Bio-oxidation, Ore Bioleaching. The Biotechnology testing was done in cooperation with Little Bear and McClelland Labs. And with Dr. Corale Bryerley as consultant.

Praxedis Martinez Ramon, Mineral Perlite expansion, Metallurgical consulting, February 1998 – December 2004, during this period I continued to operate the Perlite expansion furnace. Also, metallurgical consulting to several miners and mining Companies including Minas de San Luis;

Servicios Administrativos Luismin, SA de CV., Metallurgical troubleshooting in the Goldcorp Mexico plants, New projects metallurgical research design and supervision, January 2005 – June 2008, Part of the Technical Services Direction team, reporting to the Metallurgical manager;

SGS, Durango Laboratory, Planning and supervising test work for the different clients’ projects in Mexico, July 2008 – June 2013, together with the heads of the different section of the lab, examining the samples of ore that needed testing different of routine work;

La Salle University (ULSA), in the Laguna region, teaching in the mining and construction career, August 2013 to date;

Praxedis Martinez Ramos, Private mining and metallurgical consulting, July 2013 to date, Consulting to Mineras de DynaResource SA de CV., since May 2017 to date, mainly in the plant expansion project at San Jose de Gracía.

Bradford J. Saulter (VP. – Shareholder Relations). Attended University of Texas, Austin, Texas; Marketing Department of Metagram, Inc., a Dallas National Marketing Company; Regional Manager for Lugar, Lynch, & Associates, A Dallas Financial Services Company, Involved in Sales & Marketing of Various Investment Products; Independent Marketing Consultant; Series 22 & 63 Securities License; Vice President / Marketing - Dynacap Group Ltd. (1992 - Present); Director: Farm Partners, Inc. (1992 - Present), Vice President – Investor Relations - DynaResource, Inc., Dallas, Texas (1995 to present).

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

ITEM 11.     EXECUTIVE COMPENSATION

The following officers received the following compensation for the years ended December 31, 2019 and 2018. These officers(*) do not have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation *
K.W. (“K.D.”) Diepholz,	2019	$250,000	None	None	None	None	None	None
CEO/President	2018	$250,000	None	None	None	None	None	None

Dr. Jose Vargas Lugo; EVP.,	2019	$90,000	None	None	None	None	None	None
President of México Operation	2018	$90,000	None	None	None	None	None	None

Eduardo Luna	2019	$27,778	None	None	None	None	None	None
Sr. Advisor to	2018	$166,670	None	None	None	None	None	None
President of Mineras de DynaResource

Rene L.F. Mladosich;	2019	$40,000	None	None	None	None	None	None
GM of San Jose de Gracía Project	2018	None	None	None	None	None	None	None

Pedro Ignacio Teran Cruz,	2019	$120,000	None	None	None	None	None	None
Dir. of Exp. and Dev. Bradford J. Saulter VP., Investor Relations	2018 2019 2018	$120,000 $90,000 $90,000	None None None	None None None	None None None	None None None	None None None	None None $20,000
David Orta	2019	$24,000	None	None	None	None	None	None
Controller Dyna USA	2018	$125,000	None	None	None	None	None	None
* As disclosed in the financial statements, the Company paid consulting fees to Dynacap Group, Ltd.

		Option Award				Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) un-exercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested

K.W. (“K.D.”) Diepholz	None	None	None	N/A	N/A	None
CEO/President

Dr. Jose Vargas Lugo	None	None	None	N/A	N/A	None
President of México Operations

Rene L.F. Mladosich	None	None	None	N/A	N/A	None
GM of San Jose de Gracía Project (2016-2017; 2019)

Pedro Ignacio Teran Cruz; Dir. of Expl.	None	None	None	N/A	N/A	None

David Orta	None	None	None	N/A	N/A
Controller Dyna USA						None

Bradford J. Saulter	None	None	None	N/A	N/A	None

John C. Wasserman	None	None	None	N/A	N/A	None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of common stock of the Company as of December 31, 2019.  The following table sets forth the information based on 17,722,825(1) common shares issued and outstanding (1) as of December 31, 2019.

COMMON STOCK	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	222 W. Las Colinas Blvd. Suite 1910 North Tower Irving, Texas 75039	1,865,100	10.49%
Common Stock	Mineras de DynaResource SA de CV.	CP 82110, Mazatlán, Sinaloa, México	504,300	2.8%
Common Stock	Gareth Nichol	Denver, Colorado	2,333,333	13.13%
Common Stock	Dr. Jose Vargas Lugo EVP, Director	Plutarco Elías Calles 47 Guamúchil Sin. Mex. 81450	274,508	1.54%

Common Stock	Pedro I. Teran Cruz EVP; Director	Hermosillo, Sonora México	37,500	0.21%
Common Stock	Bradford J. Saulter VP., Investor Relations	222 W. Las Colinas Blvd. Suite 1910 North Tower Irving, Texas 75039	124,439	0.70%
Common Stock	John C. Wasserman Director;	Waterville, Ohio 43566	134,389.076%
Common Stock	Dale G. Petrini Director	Houston, Texas 77027	156,330	0.88%
**	Philip A. Rose (2) Director	Westlake, Texas

	All Officers, Directors and Beneficial owners as a Group (10 holders)		5,429,899	30.55%

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

OPTIONS/WARRANTS

The officers and directors and those 5% beneficial owners held the following options/warrants as of December 31, 2019:

None.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dynacap Group Ltd.

The Company paid $146,125 and $113,750 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the years ended December 31, 2019 and 2018, respectively. Dynacap retained two subcontractors who provided accounting, administrative and executive support services to the Company during recent years.

Cash Advances by Management

None

Stock Issued to Management

None

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees
The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2019 and 2018 was $206,992 and $146,780, respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying exhibit index are filed (except as otherwise indicated) as part of this report.

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

DYNARESOURCE, INC.

Dated: June 9, 2020	By:	/s/ K.W. (“K.D.”) DIEPHOLZ
K.W. (K.D.) Diepholz, Chairman of the Board of Directors and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K.W. (“K.D.”) DIEPHOLZ	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	June 9, 2020
K.W. (K.D.) Diepholz

/s/ K.W. (“K.D.”) DIEPHOLZ	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	June 9, 2020
K.W. (K.D.) Diepholz