Form 10-Q
period 2020-03-31
DYNARESOURCE INC
filed 2020-07-13
CIK 1111741

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [ ] No [X]

As of June 30, 2020, there were 17,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-6
	Notes to Unaudited Financial Statements	7-27

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	27

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	43

ITEM 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	44

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	51

ITEM 3.	Default Upon Senior Securities	51

ITEM 4.	Mine Safety Disclosures	51

ITEM 5.	Other Information	51

ITEM 6.	Exhibits	51

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2020 AND DECEMBER 31, 2019

	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$827,118	$354,572
Accounts Receivable	403,737	1,103,205
Inventories	—	523,089
Foreign Tax Receivable	1,051,928	1,297,387
Other Current Assets	278,566	336,969
Total Current Assets	2,561,349	3,615,222

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $110,740 and $109,927)	8,414	9,227
Operating Lease	794,141	812,861
Mining Concessions	4,132,678	4,132,678
Investment in Affiliate	70,000	70,700
Other Assets	84,958	99,223

TOTAL ASSETS	$7,651,540	$8,739,211

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,564,981	$2,059,429
Accrued Expenses	1,480,797	1,775,404
Customer Advances	1,000,000	1,000,000
Due to Non-Controlling Interest	—	231,500
Derivative Liabilities	24,855	86,104
Stockholder Advances	900,000	—
Convertible Notes Payable	112,500	112,500
Current Portion of Operating Lease Payable	75,190	69,146
Current Portion of Long-Term Debt	1,479,753	1,637,509
Total Current Liabilities	6,638,076	6,971,592

Convertible Notes Payable, Less Current Portion	789,813	765,879
Operating Lease Payable, Less Current Portion	739,639	768,684
Long Term Debt, Less Current Portion	326,685	634,922

TOTAL LIABILITIES	8,494,213	9,141,077

Preferred Stock, Series C, $0.0001 par value, 1,733,221 shares Authorized, issued and outstanding	4,333,053	4,333,053
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 25,000,000 shares authorized
17,722,825 and 17,722,825 issued and outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	51,056,738	56,622,159
Treasury Stock, 778,980 and 778,980 shares	(2,223,891)	(2,223,891)
Accumulated Other Comprehensive income	1,471,814	325,841
Accumulated Deficit	(55,697,616)	(53,952,594)
Total DynaResource Inc. Stockholders' Equity (Deficit)	(5,175,726)	988,744
Non-Controlling Interest	—	(5,723,663)
TOTAL STOCKHOLDERS’ DEFICIT	(5,175,726)	(4,734,919)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,651,540	$8,739,211

The accompanying notes are an integral part of these consolidated financial statements.

         DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	2020	2019
REVENUE	$418,044	$2,329,563
COSTS AND EXPENSES OF MINING OPERATION
Production Cost Applicable to Sales	211,575	451,291
Mine Production Costs	533,901	1,055,940
Mine Exploration Costs	40,825	862,300
Mine Expansion Costs	269,534	217,223
Camp, Warehouse and Facilities	452,042	671,774
Transportation	76,180	250,826
Property Holding Costs	36,823	105,962
General and Administrative	420,256	644,677
Depreciation and Amortization	813	2,027
Total Operating Expenses	2,041,949	4,262,020
NET OPERATING LOSS	(1,623,905)	(1,932,457)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	(109,375)	139,352
Interest Expense	(134,580)	(126,389)
Derivatives Mark-to-Market Gain	61,249	622,500
Other Income (Expense)	—	373
TOTAL OTHER INCOME (EXPENSES)	(182,706)	635,836

NET LOSS BEFORE TAXES	(1,806,611)	(1,296,621)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,806,611)	$(1,296,621)

DEEMED DIVIDEND FOR SERIES C PREFERRED	(43,330)	(43,330)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	61,589	26,890

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,788,352)	$(1,313,061)

EARNINGS PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Loss Per Common Share	$(0.10)	$(0.07)
Weighted Average Shares Outstanding - Basic	17,722,825	17,722,825

Diluted Loss Per Common Share	$(0.10)	$(0.07)
Weighted Average Shares Outstanding - Diluted	17,722,825	17,722,825

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain (Loss)	1,134,304	(166,627)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,134,304	(166,627)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(672,307)	$(1,463,248)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(599,049)	$(1,415,879)
NON-CONTROLLING INTEREST	$(73,258)	$(47,369)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIODS ENDED MARCH 31, 2020 AND 2019

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals

Balance, December 31, 2018	—	1	17,722,825	177,228	0	$40,000	$56,622,159	778,980	$(2,223,891)	$1,247,198	$(53,154,259)	$(5,611,528)	$(2,903,092)

Other Comprehensive Income (Loss)										(146,148)		(20,479)	(166,627)

Net Income (Loss)											(1,269,731)	(26,890)	(1,296,621)

Balance, March 31, 2019	—	1	17,722,825	177,228	0	$40,000	$56,622,159	778,980	$(2,223,891)	$1,101,050	$(54,423,990)	$(5,658,897)	$(4,366,340)

Balance, December 31, 2019	—	1	17,722,825	$177,228		$40,000	$56,622,159	$778,980	$(2,223,891)	$325,841	$(53,952,594)	$(5,723,663)	$(4,734,919)

Other Comprehensive Income (Loss)										1,145,973		(11,669)	1,134,304

Net Income (Loss)											(1,745,022)	(61,589)	(1,806,611)

Elimination of Non-Controlling Interest							(5,565,421)					5,796,921	231,500

Balance, March 31, 2020	—	1	17,722,825	177,228	0	$40,000	$51,056,738	778,980	$(2,223,891)	$1,471,814	$(55,697,616)	$0	$(5,175,726)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss	$(1,806,611)	$(1,296,621)
Adjustments to reconcile net loss to cash used in operating activities
Change in Derivatives	(61,249)	(622,500)
Depreciation and Amortization	813	2,027
Change in Operating Assets and Liabilities
Accounts Receivable	699,468	245,273
Inventories	523,089	(198,343)
Foreign Tax Receivable	245,459	(326,315)
Operating Lease Assets	18,720	(861,668)
Other Assets	72,668	13,123
Accounts Payable	(494,448)	2,278,939
Accrued Expenses	(270,673)	(1,132,637)
Lease Liabilities	(23,001)	873,188
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,095,765)	(925,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholders	900,000	—
Payments of Long-Term Debt	(15,994)	(169,675)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	884,006	(169,675)

Effects of Foreign Exchange	684,305	(148,104)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILANTS	472,546	(1,243,313)
CASH AND CASH EQUIVILANTS AT BEGINNING OF PERIOD	354,572	2,685,576
CASH AND CASH EQUIVILANTS AT END OF PERIOD	$827,118	$1,442,263

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$27,401	$127,702
Cash Paid for Income Taxes	$—	$—
NON-CASH TRANSACTION
Conversion of Accounts Payable to Long-Term Debt	$—	$260,447
Accrued Interest Rolled into Notes Payable	$23,934	$—

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de México S.A. de C.V., chartered in México (“DynaMéxico”).  This Company was formed to acquire, invest in and develop resource properties in México. DynaMéxico owns a portfolio of mining concessions that currently includes its interests in the San José de Gracía Project (“SJG”) in northern Sinaloa State, México. The SJG District covers 69,121 hectares (170,802 acres) on the west side of the Sierra Madre mountain range. The Company currently owns 100% of the outstanding capital of DynaMéxico. A 20% minority interest in Dyna México was held by Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver BC (“Goldgroup”) until February 24, 2020.

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

Principles of Consolidation

The financial statements include the accounts of DynaResource, Inc., as well as DynaResource de México, S.A. de C.V. (100% ownership), DynaResource Operaciones S.A. de C.V. (100% ownership) and Mineras de DynaResource S.A. de C.V. (100% ownership). All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

Non-Controlling Interest

The Company’s subsidiary, DynaResource de México S.A. de C.V, was 20% owned by Goldgroup Resources, Inc. until February 24, 2020 when The Company recovered the shares as partial satisfaction of a legal judgement. See Note 10 for further details.

The Company accounted for this outside interest as “non-controlling interest” through February, 2020. A 20% share of operating income (loss) and comprehensive income (loss) is allocated to the non-controlling interest through the date of the recovery of the shares.

Investments in Affiliates

The Company owns a 19.95% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”. The Company accounts for this investment using the cost basis. The Company has significant influence over DynaNevada, but not control, due to the lack of a majority voting interest in the entity. DynaNevada has been dormant for several years. DynaUSA has no plan or intention of future funding with DynaNevada nor are any other transactions with DynaNevada contemplated at this time. The Company therefore accounts for this investment using the cost basis. The investment was $70,000 and $70,000 at March 31, 2020 and December 31, 2019, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of March 31, 2020 and December 31, 2019, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of March 31, 2020 and December 31, 2019 are $1,051,928 and $1,297,387, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $0 and $523,089 as of March 31, 2020 and December 31, 2019, respectively.

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

As of March 31, 2020, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracía Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracía Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of March 31, 2020, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,919 hectares at the San Jose de Gracía property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of March 31, 2020 and December 31, 2019, no indications of impairment existed.

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

Pre-Pilot Production Costs

During 2016, the Company has conducted rehabilitation activity at the San Pablo mine and has refurbished the Pilot Mill Facility at San Jose de Gracía and, in general prepared for test mining and pilot milling (“Pilot Production”) Operations. The costs associated with the rehabilitation, preparation, clean up and facilitation of this process are expensed as pre-pilot production costs.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended March 31, 2020 and December 31, 2019 (Mexican Pesos per one U.S. dollar):

		Mar 31, 2020	Dec 31, 2019
Exchange Rate at Period End	Pesos	23.47	18.86

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended March 31, 2020 and March 31, 2019 (Mexican Pesos per one U.S. dollar):

		Mar 31, 2020	Mar 31, 2019
Weighted Average Exchange Rate for the Three Months Ended	Pesos	20.28	19.21

The Company recorded currency transaction gains (losses) of $(109,375) and $139,352 for the three months ended March 31, 2020 and 2019, respectively.

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

Revenue Recognition

The Company follows ASC 606 “Revenue from contracts with customers”. The Company generates revenue by selling gold and silver produce from its mining operations. The Company recognizes revenue for gold and silver concentrate production, net of treatment and refining costs, when it satisfies the performance obligation of transferring control of the concentrate to the customer. This is generally when the material is delivered to the customer facility for treatment and processing as the customer has the ability to direct the use of and obtain substantially all the remaining benefits from the material and the customer has the risk of loss.

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

As of March 31, 2020 there are $1,000,000 in customer deposit liabilities for payments received in advance expected to be settled in 2020.

During the periods ended March 31, 2020 and 2019 there was $0 and $0 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer on order cancellation.

As of and for the periods ended March 31, 2020 and December 31, 2019, there are no contract costs or commissions deferred.

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

The Company had 2,166,527 warrants outstanding at March 31, 2020 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 2,166,527 shares of common stock. The Company also had convertible debt instruments as of March 31, 2020 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 360,925 shares of stock.

The Company had 2,166,527 warrants outstanding at December 31, 2019 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 2,166,527 shares of common stock. The Company also had convertible debt instruments as of December 31, 2019 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 351,352 shares of stock.

	Three months ended March 31
	2020	2019
Net loss attributable to common shareholders	$(1,788,352)	$(1,313,061)
Shares:
Weighted average number of common shares outstanding, Basic	17,722,825	17,722,825

Weighted average number of common shares outstanding, Diluted	17,722,825	17,722,825

Basic loss per share	$(0.10)	$(0.07)

Diluted loss per share	$(0.10)	$(0.07)

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

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of March 31, 2020 and December 31, 2019, respectively, were as follows:

	2020	2019

Mined Tonnage, Gold-Silver Concentrates, and/or Gravity Tailings (Flotation Feed Material)	$–	$523,089
Total Inventories	$–	$523,089

NOTE 3 – PROPERTY

Property consists of the following at March 31, 2020 and December 31, 2019:

	2020	2019

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(110,740)	(109,927)
Total Property	$8,414	$9,227

The Company purchased equipment of $0 and $0 in the periods ended March 31, 2020 and 2019, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $813 and $2,027 for the periods ended March 31, 2020 and 2019 respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at March 31, 2020 and December 31, 2019:

	2020	2019
San Jose de Gracia (“SJG”):

Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $0 and $0 for the periods ended March 31, 2020 and 2019, respectively.

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

On December 31, 2010, the received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of March 31, 2019 and December 31, 2019 to be $70,000 and $70,000, respectively.

At March 31, 2020 and December 31, 2019, the Company had a receivable from DynaNevada de México of $57,185 and $71,156, respectively for working capital advances which is included in other assets on the accompanying balance sheet.

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

The Notes originally matured on December 31, 2015. On December 31, 2019, the Company entered into agreements to extend seven outstanding notes totaling $646,875 plus accrued interest totaling $34,277 for new total notes of $681,152 until December 31, 2020. At December 31, 2019 seven Series I Notes remained outstanding with a total balance of $681,152.

On March 31, 2020 the Company entered into agreements to extend the seven outstanding notes totaling $681,152 plus accrued interest totaling $21,286 for a new total of $702,438 until June 30, 2022. At March 31, 2020 seven Series I Notes remaining outstanding with a total balance of $702,438

The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

The Series I Note holder retains the option, at any time prior to maturity or prepayment, to convert any unpaid principal and accrued interest into Common Stock at $2.50 per share. If the Series I Note is converted into Common Stock, at the time of conversion, the holder would also receive warrants, in the same number as the number of common shares received upon conversion, to purchase additional common shares of the Company for $7.50 per share, with such warrants expiring one year from their conversion date.

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

The Notes originally matured on December 31, 2015. At December 31, 2018 three the Series II notes totaling $191,250 had been extended to December 30, 2019. On December 31, 2019 the Company entered into agreements to extend the two notes totaling $78,750 plus accrued interest of $5,977 for total new notes of $84,727 to December 31, 2020. One note for $112,500 was not extended and is past due as of December 31, 2019. At December 31, 2019 three Series II notes remained outstanding for $197,226.

On March 31, 2019 the Company entered into agreements to extend the two notes totaling $84,597 plus accrued interest of $2,648 for total new notes of $87,374 to June 30, 2022. One note for $112,500 was not extended and is past due as of March 31, 2020. At March 31, 2020 three Series II notes remained outstanding for $199,874.

The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $2.50 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring one year from their conversion date.

At December 31, 2019 the principal and capitalized interest balance on the remaining Series I Notes was $681,152, and the principal and capitalized interest on the Series II Notes was $197,227, for a total Note balance of $878,379.

At March 31, 2020, the principal and capitalize interest balance on the remaining Series I Notes was $702,438, and the principal and capitalized interest on the Series II Notes was $199,874, for a total Note balance of $903,312,

Subsequent to period end the Company paid off one Series II note for $112,500. See Note 17 for details.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 25% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of March 31, 2020 and December 31, 2019 are as follows:

Deferred Tax Asset Related to:
	2020	2019
Prior Year	$13,780,730	$13,343,134
Tax (Expense) Benefit for Current Year	466,965	437,596
Total Deferred Tax Asset	14,247,695	13,780,730
Less: Valuation Allowance	(14,247,695)	(13,780,730)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company as of March 31, 2020 and 2019 differ from those computed using the statutory rates of 25% due to the following:
	2020	2019
Tax Expense (Benefit) at Statutory Rates	$(451,653)	$(324,155)
Other Permanent Differences	(15,312)	(155,625)
Change in Valuation Allowance	466,965	479,780
Provision for (Benefit from) Income Taxes, Net	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $56,590,000 at March 31, 2020 and will expire in the years 2028 through 2034.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2020.

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At March 31, 2020 and December 31, 2019, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through June 30, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. The Dividend is calculated at 4.0% of $4,333,053 payable annually on June 30. At March 31, 2020 dividends for the years 2017 to 2019 totaling $519,360 were in arrears.

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

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities. At December 31, 2019 the total Derivative Liability was $24,854 which included $10,787 for the Series C Preferred Shares, and $14,068 in connection with the Golden Post Warrant. The Deemed Dividend for the three months ending March 31, 2020 and March 31, 2019 was $43,330, and $43,330 respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2018	$4,333,053
Issuances at Fair Value, Net of Issuance Costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, December 31, 2019	4,333,053

Issuances at Fair Value, Net of Issuance Costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, March 31, 2020	$4,333,053

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,733,221 shares designated as Series C Preferred Shares, the Company is authorized to issue an additional 16,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At March 31, 2020 and December 31, 2019, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 25,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At March 31, 2020 and December 31, 2019, there were 17,722,825 and 17,722,825 shares outstanding, respectively. No dividends were paid for the periods ended March 31, 2020 and 2019, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracía Pilot Production Plant and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of March 31, 2020 and December 31, 2019, respectively.

Stock Issuances

There were no issuances of common stock during the periods ending March 31, 2020 and December 31, 2019.

Treasury Stock

No treasury stock was issued during the periods ended March 31, 2020 and December 31, 2019. At March 31, 2020 and 2019, 778,980 treasury shares were outstanding.

Warrants

2020 activity

The Company had 2,166,527 warrants outstanding at March 31, 2020. There were no warrants issued or exercised in 2020 and no warrants expired in 2020.

2019 activity

The Company had 2,166,527 warrants outstanding at December 31, 2019. There were no warrants issued or exercised in 2019 and no warrants expired in 2019.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2018	2,166,527	$2.45	1.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at December 31, 2019	2,166,527	$2.45	0.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at March 31, 2020	2,166,527	$2.45	0.26	$—
Exercisable at March 31, 2020	2,166,527	$2.45	0.26	$—

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

Dynacap Group Ltd.

The Company paid $15,000 and $31,250 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the periods ended March 31, 2020 and 2019, respectively.

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 was carried by DynaMéxico as a Due to Non-Controlling Interest. This balance was removed as part of the elimination of the non-controlling interest in February, 2020. At March 31, 2020 and December 31, 2019 the balance of Due to Non-Controlling interest was $0 and $231,500, respectively.

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

The Company determines if a contract is or contains a lease at inception. As of March 31, 2020, the Company has two operating leases - a six- and one-half year lease for office space with a remaining term of thirty-six months and a twenty-year ground lease in association with its México mining operations with a remaining term of fourteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Period Ended March 31, 2020
Operating Lease – Office Lease	$20,920
Operating Lease – Ground Lease	21,523
Short Term Lease Costs	1,989
Variable Lease Costs	—
TOTAL	$44,432

 Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending March 31:

YEAR
2021	$173,556
2022	178,022
2023	167,719
2024	96,896
2025	99,803
Thereafter	787,681
Total	$1,503,678
Less Imputed Interest	(688,849)
RIGHT OF USE LIABILITY	$814,829

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

Legal Summary - Consequence of the DynaMéxico Final México Legal Ruling:

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

The October 5, 2015 Resolution, The October 5, 2016 Embargo on the Goldgroup Shares, The August 24, 2017 Denial of Goldgroup Amparo Appeal, The May 27, 2019 Notice of Final Ruling, The July 3, 2019 México Supreme Court Rejection to Goldgroup, and the December 6, 2019 DynaMéxico Final México Legal Ruling, and The February 20, 2020 Foreclosure and Recovery of all remaining shares of DynaMéxico previously owned by Goldgroup Resources Inc. are described in Part II, Item 1., Legal Proceedings.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2020	2019
Annual volatility rate	154%	144%
Risk free rate	0.23%	1.58%
Remaining Term	0.25 years	0.5 years
Fair Value of common stock	$0.51	$0.47

For the periods ended March 31, 2020 and December 31, 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended March 31, 2020 and December 31, 2019.

Year Ended	2020	2019
Fair value of derivative (stock), beginning of year	$37,038	$402,909
Change in fair value of derivative	(26,251)	(365,871)
Fair value of derivative on the date of issuance	-	-
Fair value of derivative(stock), end of year	$10,787	$37,038

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

22

	2020	2019
Annual volatility rate	154%	144%
Risk free rate	0.23%	1.58%
Remaining Term	0.25 years	0.5 years
Fair Value of common stock	$0.51	$0.47

For the periods ended March 31, 2020 and December 31, 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended March 31, 2020 and December 31, 2019.

Year Ended	2020	2019
Fair value of derivative (warrants), beginning of year	$49,066	$571,774
Change in fair value of derivative	(34,998)	(522,708)
Fair value of derivative on the date of issuance	—	—
Fair value of derivative(warrants), end of year	$14,068	$49,066

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the periods ended March 31, 2020 and December 31, 2019, respectively were as follows:

	2020	2019
Beginning balance	$(5,723,663)	$(5,611,528)
Operating income (loss)	(61,589)	(62,511)
Share of Other Comprehensive Income (loss)	(11,669)	(49,624)
Elimination of Non-Controlling Interest	(5,796,921)	—
Ending balance	$—	$(5,723,663)

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

As of March 31, 2020, and December 31, 2019, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at March 31, 2020 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None
Totals	$—	$—	$—	$—
Liabilities:
Derivative Liabilities	$24,855	—	—	24,855
Totals	$24,855	$—	$—	$24,855
Fair Value Measurement at December 31, 2019 Using:
Assets:
None	—	—	—	—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$86,104	—	—	86,104
Totals	$86,104	$—	$—	$86,104

NOTE 14 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the three months ended March 31, 2020 and 2019, two and one customers accounted for 100% of revenue, respectively.

At March 31, 2020 and December 31, 2019, three and two customer accounted for 100% of accounts receivable, respectively.

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

The following is a summary of the transaction during the periods ended March 31, 2020 and December 31, 2019:

Balance December 31, 2018	$1,803,235
Exchange Rate Adjustment	73,314
Property Holding Taxes - Core Concessions	634,824
20% Down Payment	(126,965)
2019 Principal Payments	(111,977)
Balance December 31, 2019	2,272,431
Exchange Rate Adjustment	(446,179)
2020 Principal Payments	(19,814)
Balance March 31, 2020	$1,806,438

At March 31, 2020 future maturities of notes payable are as follows:

Year Ending March 31:
2021	$1,479,753
2022	278,761
2023	47,924
$1,806,438

note 16 – subsequEnt events

The Company has evaluated events from March 31, 2020, through the date whereupon the financial statements were issued, and has determined the below described events subsequent to the end of the period.

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

Mediation Agreement with Goldgroup

On May 18, 2020 DynaUSA and DynaMéxico reached the following agreement in Mediation with Goldgroup:

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

On July 7, 2020 counsel for DynaUSA and DynaMéxico were informed that (a) Goldgroup would not proceed as it agreed in mediation, and (b) Goldgroup intended to pursue collection efforts.

DynaUSA and DynaMéxico continue to believe Goldgroup’s claims are without merit and intend to vigorously defend against any collection efforts.

Mercuria Energy Trading, S.A. (“Mercuria”) – Failure to Perform

On December 8, 2019 Mercuria informed DynaMineras that it was terminating its mineral concentrates business. DynaMineras commenced delivery of Concentrates to Mercuria in February 2017.

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

The Company currently owns 100% of the outstanding shares of DynaMéxico. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracia Project, under contract with DynaMéxico, and we own 100% of DynaResource Operaciones de San Jose de Gracia, S.A. de C.V., (“DynaOperaciones”), a company which manages the personnel registered to work at the San Jose de Gracia Project.

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

Company Ownership and Description of Subsidiaries

A description of the subsidiaries owned by the Company and its ownership in each is summarized below:

DynaResource de México S.A. de C.V.:	100% Owned by DynaResource, Inc.;
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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,151	$1,251
2017	$1,379	$1,101	$1,236
2018	$1,355	$1,178	$1,288
2019	$1,546	$1,270	$1,393
2020 (Through June 23, 2020)	$1,769	$1,474	$1,642

Source: Kitco, Reuters and the London Bullion Market Association

On June 23, 2020, the afternoon fixing gold price on the London Bullion Market was $1,769 per ounce.

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

Project Improvements, Expansion and Increased Output (2017 to 2020)

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

Since January 2017, the Company has expended over $10.4 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion;	$1,927,000
Tailings Pond Expansion	265,000
Machinery and Equipment	792,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigoes	689,000
SJG Mining Concessions	1,300,000
Surface Rights and Permitting	238,000
Debt Retirement	125,000
Legal Fees	1,146,000
Total	$10,417,000

The Cmpany is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The results of expensing all costs is that the Company has accumulated a net loss carry forward from Mexico operations of $33 million USD which amount is available to offset future taxable earnings.

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

Test pilot operations in 2019 yielded 66,031 tons mined and processed from underground mining activity and pilot mill operations; and the production of approximately 10,646 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 9,713 Oz. Au) contained in gold-silver concentrates, and the receipt of $11,612,722 in revenues from the sale of gold-silver concentrates.

Test pilot operations in 2018 yielded 52,038 tons mined and processed from underground mining activity and pilot mill operations; and the production of approximately 14,147 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 13,418 Oz. Au) contained in gold-silver concentrates, and the receipt of $14,059,697 in revenues from the sale of gold-silver concentrates.

Summary of Test Mining and Pilot Mill Operations for the three months ended March 31, 2020 and 2019:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)

Three Months Ended March 31, 2020	8,608	3.33	83.71%	772	624
Three Months Ended March 31, 2019	17,599	5.21	85.47%	2,517	2,058

Test pilot operations in Q1 2020 yielded 511 tons mined and another 8,097 tons of inventory for a total of 8,608 processed through mill operations; and the production of 772 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 624 Oz. Au) contained in gold-silver concentrates, and the receipt of $418,044 in revenues from the sale of gold-silver concentrates.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $418,044 and $2,329.563 for the three months ended March 31, 2020 and 2019 respectively.

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

Results for the Three Months Ended March 31, 2020 and 2019

In the three months ended March 31, 2020 and 2019, the Company, through its wholly owned subsidiary DynaMineras, continued full test mining and pilot mill operations at San Jose de Gracia.

DynaMineras conducted test mining and milling operations in the first quarters of 2020 and 2019. During the three months ended March 31, 2020, the test mining and pilot milling operations have yielded the underground mining and mill processing of approx. 8,608 tons of mineralized material, the production of approximately 772 gross oz. Au (and net of weight and value adjustment) approximately oz. Au) contained in gold-silver concentrates. DynaMineras realized the receipt of $418,044 in revenues from the delivery and sale of gold-silver concentrates in the first three months of 2020.

REVENUE. Revenues for the three months ended March 31, 2020 and 2019 were $418,044 and $2,329,563, respectively. The decrease was due the Company ceasing mining production at the end of January and mill processing of the inventory at the end of February. The Company processed a total of 8,608 tons of material of which only 511 were current year mined production and the remainder were from the Company’s ore inventory stockpile. The Company ceased mining activity due to the low grade of the ore being mine from the current mine. The Company determined it was best to preserve it’s remaining cash resources and redirect mining efforts to the opening of the Tres Amigos mine and the upgrade of the Company’s mill with a goal of achieving 300 tons of high grade production in the third quarter.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended March 31, 2020 and 2019 were $211,575 and $451,291 respectively. The decrease was due to the Company’s ceasing mill operations at the end of February to complete the facility upgrade.

MINE PRODUCTION COSTS. Mine production costs for the three months ended March 31, 2020 and 2019 were $533,901 and $1,055,940 respectively. These costs are directly related to the extraction of mine tonnage for processing. The decrease was due to the ceasing of mining operations at the end of January. Most of the quarter expenses represents the value of the inventory which was processed during the quarter.

MINE EXPLORATION COSTS: Mine Explorations costs for the three months ended March 31, 2020 and 2019 were $40,825 and $862,300 respectively. These are the cost of extracting waste material to reach the materials to be extracted for processing. The decrease is due to the Company ceasing mining production at the end of January, 2020 to preserve capital.

MINE EXPANSION COSTS: Mine expansion costs are the cost incurred in opening new areas to mining including the construction of mine infrastructure and expansion of min support facilities. Mine expansion costs for the three months ended March 31, 2020 and 2019 were $269,534 and $217,223, respectively..  The 2020 cost is largely associated with opening of the Tres Amigos mine. The Company began active mining of the Tres Amigos mine July 1, 2020.

TRANSPORTATION. Transportation costs for the three months ended March 31, 2020 and 2019 were $76,180 and $250,826, respectively.. These are the costs of transporting the product to the customer for treatment and sale. The decrease in transportation cost is consistent with the decrease in production and revenue.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the three months ended March 31, 2020 and 2019 were $452,042 and $671,774 respectively. These are the support cost of the mining facilities including housing, food, security and warehouse operations. The decrease is due to the decrease in mining activity.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended March 31, 2020 and 2019 were $36,823 and $105,962 respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. The decrease in a result of final settlement of prior year concession taxes on the Francisco Arturo property and the reduction of the total concession area.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2020 and 2019 were $420,256 and $644,677 respectively. The above expenses exclude depreciation and amortization amounts of $813 and $2,027 for the three months ended March 31, 2020 and 2019, respectively. The decrease was due to the Company reduction in mining activity and corresponding reduction in overhead expenses to preserve cash.

OTHER INCOME (EXPENSE). Other income (expense) for the three months ended March 31, 2020 and 2019 were $(182,706) and $635,836, respectively. Included in this category in 2020 is interest expense of $(134,580), change in derivative liability of $61,249 and currency transaction loss of $(109,375). Included in this category in 2019 were interest expense of $(126,389), other income of $373, change in derivative liability of $622,500, .and currency transaction gain of $139,352.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended March 31, 2020 and 2019 were $61,589 and $26,890, respectively. The 2020 allocation includes only the non-controlling interest share of the net loss for January and February as the non-controlling interest was eliminated at the end of February.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the three months ended March 31, 2020 and 2019, the Company recorded a gain (loss) of $1,134,304 and $(166,627), respectively, which were made up of unrealized losses on currency translation..

Liquidity and Capital Resources

As of March 31, 2020, the Company had a negative working capital of $(4,076,727), comprised of current assets of $2,561,349 and current liabilities of $6,638,076. This represents a increase of $720,357 in the working capital (deficit) maintained by the Company of $(3,356,370) as of December 31, 2019, due primarily to an increase in cash used to fund the Company’s operating loss.

Net cash used by operations for the three months ended March 31, 2020 was $1,095,765 compared with cash used by operations of $925,534 for the three months ended March 31, 2019.

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $0 and $0, respectively.

Net cash provided by (used in) financing activities for the three months ended March 31, 2020 and 2019 was $884,006 and $(169,675) respectively.  The amount provided by in 2020 represents $900,000 of stockholder advances toward the Company’s $3.9 million stockholder financing which closed in May. See Note 16 to the financial statement for details of the financing arrangement.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. On February 24, 2020 the Company recovered the shares in partial satisfaction of the Company $48M judgement against Goldgroup and the non-controlling interest was eliminated from the Company’s financial statements. In the three months ended March 31, 2020 and 2019 the loss attributable to Goldgroup was $61,589 and $26,890, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through 2020. The Company obtained $3.9 million in stockholder financing in May 2020. The Company intends to use these proceeds to complete access to higher grade tonnage through the opening of the Tres Amigos Mine and completion of the upgrade of milling capacity to 300 tons a day.

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

As of March 31, 2020, and December 31, 2019 DynaMineras owed the Company $5,757,956 and $5,667,956, respectively.

As of March 31, 2020, and December 31, 2019 DynaMéxico owed the Company $4,000,000 and $4,000,000, respectively.

As of March 30, 2020, and December 31, 2019 DynaOperaciones owed the Company $225,000 and $225,000, respectively.

As of March 31, 2020, and December 31, 2019 DynaMéxico owed DynaMineras $2,373,500 and $2,373,500, respectively.

As of March 31, 2020, and December 31, 2019 DynaOperaciones owed DynaMineras $7,134,800 and $7,134,800, respectively.

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

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. As of March 31, 2020 and December 31, 2019 $0 and $231,500 is being carried by DynaMéxico as a Due to Non-Controlling Interest.

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had $0 receivable from DynaResource Nevada, Inc. at March 31, 2020 and December 31, 2019 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of March 31, 2020 and December 31, 2019, respectively.

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

Based upon an evaluation conducted for the period ended March 31, 2020, our Chief Executive Officer and Chief Financial Officer as of the date of this Report, have concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First, the size of the Company and inherent limitations in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

  The Dyna entities letter of April 10, 2014, notified the AAA’s International Centre for Dispute Resolution confirming that the Dyna entities refused to submit to arbitration in response to Goldgroup’s demand for arbitration in Denver, Colorado;
  The AAA’s response issued 15 days later stating that “[t]he ICDR will continue to proceed with administering this matter unless and until a court order staying the arbitration is presented, or the parties agree to hold the arbitration in abeyance;”

On December 9, 2014, DynaMéxico filed an Ordinary commercial lawsuit (Civil Claims) against Goldgroup Mining Inc., its parent company Goldgroup Resources Inc., and the AAA, in the Thirty Sixth Civil Court in the Federal District of México, under file 1120 number / 2014 ("the DynaMéxico Trial"). The DynaMéxico Trial seeks to terminate the U.S.-based arbitration proceedings, as DynaMéxico believes there is no legal basis for arbitration, and to nullify the arbitration proceedings since Goldgroup previously sought recourse in the Mexican courts. In the DynaMéxico Trial, DynaMéxico also requests that substantial damages (in the amount of US $50 million) be awarded to DynaMéxico against Goldgroup for:

a)	Wrongfully using and disseminating confidential information and data belonging to DynaMéxico;
b)	Asserting that Goldgroup owns any interest in the San Jose de Gracía Project in northern Sinaloa, México, rather than accurately disclosing that Goldgroup owns a common shares equity interest (shareholder’s interest) in DynaMéxico;
c)	Improperly disclosing the percentage of common shares equity interest (shareholder’s interest) owned by Goldgroup in DynaMéxico;
d)	Improperly disclosing or implying that Goldgroup is the operator of the San Jose de Gracía Project;
e)	Attempting to delay, stop, or impair the financing of, and further development of, the SJG Project;
f)	Making numerous threats against DynaMéxico management and officers;
g)	Failing to properly disclose that broad powers of attorney for acting on behalf of DynaMéxico are held by an individual not affiliated with Goldgroup.

Arbitration to Cease and Desist

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

Denial of Goldgroup Amparo Appeal

On August 24, 2017, a Federal Amparo Judge (“Juzgado de Distrito”) in the State of Vera Cruz, México, dismissed Goldgroup Resources Inc’s Amparo Trial Challenge to the $48 M USD damages award previously granted in favor of DynaMéxico. Pursuant to the dismissal ruling, the $48M USD damages award, previously granted to DynaMéxico by the Thirty-Sixth Civil Court of the Superior Court of Justice of the Federal District of México on October 5, 2015, was effectively confirmed.

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

Rejection of Goldgroup Resources Inc. request to the Supreme Court of México

On July 3, 2019, an Official Ruling from The Supreme Court of México was issued to Reject the Request of Goldgroup Resources Inc. (the “México Supreme Court Rejection to Goldgroup”). The Justices of the First Chamber of the Supreme Court of Justice of México issued a Rejection Notice to Goldgroup Resources Inc., “due to the lack of legitimacy presented by Goldgroup”; and in issuing the Rejection Notice to Goldgroup, the Supreme court thereby reverted the Amparo Appeal back to the México Circuit Court where the Official and Final Ruling from the México Circuit Court is expected to be issued.

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

Summary of October 5, 2015 Ruling - Arbitration to Cease and Desist

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

DynaUSA and DynaMéxico filed Motion to Vacate Arbitration Ruling

On November 17, 2016, DynaUSA and DynaMéxico filed a Motion to Vacate the Arbitration Ruling in United States District Court, District of Colorado.

Recommendation to Vacate Arbitration Ruling issued by United States Magistrate Judge

On February 13, 2018, a Recommendation to Vacate the Arbitration Ruling was issued by a United States Magistrate Judge of the United States District Court, District of Colorado.

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

On June 7, 2019 DynaUSA and DynaMéxico filed A Motion for Stay of Judgment Pending Appeal and to Waive Bond.

DynaUSA and DynaMéxico filed Motion for Leave to Supplement the Record

On July 13, 2019 DynaUSA and DynaMéxico filed A Motion for Leave to Supplement the Record with the following information:

“Rejection of Goldgroup Resources Inc. request to the Supreme Court of México”

On July 3, 2019, an Official Ruling from The Supreme Court of México was issued to Reject the Request of Goldgroup Resources Inc. (the “México Supreme Court Rejection to Goldgroup”). The Justices of the First Chamber of the Supreme Court of Justice of México issued a Rejection Notice to Goldgroup Resources Inc., “due to the lack of legitimacy presented by Goldgroup”; and in issuing the Rejection Notice to Goldgroup, the Supreme court thereby reverted the Amparo Appeal back to the México Circuit Court where the Official and Final Ruling from the México Circuit Court is expected to be issued.

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

On April 10, 2020, DynaUSA and DynaMéxico appealed the March 25, 2020 ruling to the Tenth Circuit Court of Appeals. (See Subsequent Events).

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

Date: July 13, 2020

