Form 10-Q
period 2020-06-30
DYNARESOURCE INC
filed 2020-08-19
CIK 1111741

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [ ] No [X]

As of August 12, 2020, there were 17,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-6
	Notes to Unaudited Financial Statements	7-28

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	29

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	45

ITEM 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	53

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	53

ITEM 3.	Default Upon Senior Securities	53

ITEM 4.	Mine Safety Disclosures	53

ITEM 5.	Other Information	53

ITEM 6.	Exhibits	53

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 AND DECEMBER 31, 2019

	2020 (unaudited)	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$831,779	$354,572
Accounts Receivable	384,718	1,103,205
Inventories	—	523,089
Foreign Tax Receivable	1,158,127	1,297,387
Other Current Assets	391,164	336,969
Total Current Assets	2,765,788	3,615,222

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $111,532 and $109,927)	7,602	9,227
Operating Lease	774,974	812,861
Mining Concessions	4,132,678	4,132,678
Investment in Affiliate	70,000	70,000
Other Assets	86,087	99,223

TOTAL ASSETS	$7,837,129	$8,739,211

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,460,512	$2,059,429
Accrued Expenses	1,971,526	1,775,404
Customer Advances	1,000,000	1,000,000
Due to Non-Controlling Interest	—	231,500
Derivative Liabilities	1,873,871	86,104
Stockholder Advances	45,000	—
Current Portion of Convertible Notes Payable	—	112,500
Current Portion of Operating Lease Payable	77,627	69,146
Current Portion of Long-Term Debt	1,662,211	1,637,509
Total Current Liabilities	8,090,747	6,971,592

Convertible Notes Payable - Series D (Net of Amortized Discount of $1,029,836 and $0)	2,245,164	—
Convertible Notes Payable - Series I & II, Less Current Portion	789,813	765,879
Operating Lease Payable, Less Current Portion	722,544	768,684
Long Term Debt, Less Current Portion	164,884	634,922

TOTAL LIABILITES	12,013,152	9,141,077

Preferred Stock, Series C, $0.0001 par value, 1,734,992 and 1,733,221 shares Authorized, issued and outstanding	4,337,480	4,333,053
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 40,000,000 and 25,000,000 shares authorized
17,722,825 and 17,722,825 issued and outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	50,692,821	56,622,159
Treasury Stock, 616,480 and 778,980 shares	(1,759,974)	(2,223,891)
Accumulated Other Comprehensive income	1,482,497	325,841
Accumulated Deficit	(59,146,076)	(53,952,594)
Total DynaResource Inc. Stockholders' Equity (Deficit)	(8,513,503)	988,744
Non-Controlling Interest	—	(5,723,663)
TOTAL STOCKHOLDERS’ DEFICIT	(8,513,503)	(4,734,919)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,837,129	$8,739,211

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months June 30, 2020	Three Months June 30, 2019	Six Months June 30, 2020	Six Months June 30, 2019

REVENUES	$(3,409)	$3,412,973	$414,635	$5,742,536
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	—	405,163	211,575	856,454
Mine Production Costs	—	796,705	533,901	1,849,645
Mine Exploration Costs	—	654,915	40,825	1,517,215
Mine Expansion Costs	639,656	300,981	909,190	598,204
Camp, Warehouse and Facilities	421,282	649,667	873,324	1,321,441
Transportation	(446)	187,329	75,734	438,155
Property Holding Costs	31,306	267	68,129	106,229
General and Administrative	1,097,315	398,600	1,517,571	1,043,277
Depreciation and Amortization	812	(397)	1,625	1,630
Total Operating Expenses	2,189,925	3,470,230	4,231,874	7,732,250

NET OPERATING LOSS	(2,193,334)	(57,257)	(3,817,239)	(1,989,714)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	(230,310)	154,348	(339,685)	293,700
Interest Expense	(269,865)	(127,023)	(404,445)	(253,412)
Derivatives Adj. Mark-to-Market Gain	(750,524)	23,585	(689,275)	646,085
Other Income (Expense)	4,427	234	4,427	607
Total Other Income (Expense)	(1,255,126)	51,144	(1,437,832)	686,980

LOSS BEFORE TAXES	(3,448,460)	(6,113)	(5,255,071)	(1,302,734)

TAXES	—	—	—	—

NET LOSS	$(3,448,460)	$(6,113)	$(5,255,071)	$(1,302,734)
Cumulative Dividend for Series C Preferred	$(43,330)	(43,330)	(86,660)	(86,660)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$—	$1,960	$61,589	$30,850
ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,491,790)	$(47,483)	$(5,280,142)	$(1,358,544)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC:

Basic Loss per Common Share	$(.20)	$(.00)	$(.30)	$(.08)
Diluted Loss per Common Share	$(.20)	$(.00)	$(.30)	$(.08)

Weighted Average Shares Outstanding, Basic	17,722,825	17,722,825	17,722,825	17,722,825
Weighted Average Shares Outstanding, Diluted	17,722,825	17,722,825	17,722,825	17,722,825

OTHER COMPREHENSIVE LOSS
NET LOSS PER ABOVE	$(3,448,460)	$(6,113)	$(5,255,071)	$(1,302,734)

Foreign Currency Exchange Gains (Losses)	10,683	(133,683)	1,144,987	(300,265)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	10,683	(133,683)	1,144,987	(300,265)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,437,777)	$(139,751)	$(4,110,084)	$(1,602,999)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(3,437,777)	$(116,044)	$(4,036,826)	$(1,531,923)
NON-CONTROLLING INTERESTS	$—	$(23,707)	$(73,258)	$(71,076)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,437,777)	$(139,751)	$(4,110,084)	$(1,602,999)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED JUNE 30 2020 AND 2019

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals

THREE MONTHS ENDED JUNE 30, 2019
Balance, March 31, 2019	—	1	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,101,050	$(54,423,990)	$(5,658,897)	$(4,366,340)

Other Comprehensive Loss										(113,891)		(19,747)	(133,638)

Net Income (Loss)											(2,153)	(3,960)	(6,113)

Balance, June 30, 2019	—	1	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$987,159	$(54,426,143)	$(5,682,604)	$(4,506,091)

THREE MONTHS ENDED JUNE 30, 2020
Balance, March 31, 2020	—	1	17,722,825	177,228	40,000	$40,000	$51,056,738	778,980	$(2,223,891)	$1,471,814	$(55,697,616)	$—	$(5,175,726)

Treasury Stock Issued for Services							(363,917)	(162,500)	463,917				100,000

Other Comprehensive Income										10,683			10,683

Net Income (Loss)											(3,448,460)		(3,448,460)

Balance, June 30, 2020	—	1	17,722,825	177,228	40,000	$40,000	$50,692,821	616,480	$(1,759,974)	$1,482,497	$(59,146,076)	$—	$(8,513,503)

SIX MONTHS ENDED JUNE 30, 2019
Balance January 1, 2019	—	1	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,247,198	$(53,154,259)	$(5,611,528)	$(2,903,092)

Other Comprehensive Loss										(260,039)		(40,226)	(300,265)

Net Income (Loss)											(1,271,884)	(30,850)	(1,302,734)

Balance, June 30, 2019	—	1	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$987,159	$(54,426,143)	$(5,682,604)	$(4,506,091)

SIX MONTHS ENDED JUNE 30, 2020
Balance January 1, 2020	—	1	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$325,841	$(53,952,594)	$(5,723,663)	$(4,734,919)

Treasury Stock Issued for Services							(363,917)	(162,500)	463,917				100,000

Other Comprehensive Income										1,156,656		(11,669)	1,144,987

Net Income (Loss)											(5,193,482)	(61,589)	(5,255,071)

Elimination of Non-Controlling Interest							(5,565,421)					5,796,921	231,500

Balance, June 30, 2020	—	1	17,722,825	177,228	40,000	$40,000	$50,692,821	616,480	$(1,759,974)	$1,482,497	$(59,146,076)	$—	$(8,513,503)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss	$(5,255,071)	$(1,302,734)
Adjustments to reconcile net loss to cash used in operating activities
Change in Derivatives	689,275	(646,085)
Depreciation and Amortization	1,625	1,630
Amortization of Loan Discount	68,656	—
Stock Issued for Services	100,000	—
Non-Dilution Stock Issuance	4,427	—
Change in Operating Assets and Liabilities
Accounts Receivable	718,487	744,200
Inventories	523,089	(288,161)
Foreign Tax Receivable	139,260	(248,609)
Operating Lease Assets	37,887	(844,246)
Other Assets	(41,059)	(82,026)
Customer Advances	—	(750,000)
Accounts Payable	(598,917)	1,451,407
Accrued Expenses	220,058	(372,390)
Lease Liabilities	(37,659)	860,562
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,429,944)	(1,476,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholders	45,000	—
Proceeds from Borrowing	3,275,000	—
Payments of Convertible Notes	(112,500)	—
Payments of Long-Term Debt	(29,315)	(362,818)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,178,185	(362,818)

Effects of Foreign Exchange	728,966	(262,756)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILANTS	477,207	(2,102,056)
CASH AND CASH EQUIVILANTS AT BEGINNING OF PERIOD	354,572	2,685,576
CASH AND CASH EQUIVILANTS AT END OF PERIOD	$831,779	$583,520

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$47,875	$254,725
Cash Paid for Income Taxes	$—	$—
NON-CASH TRANSACTION
Conversion of Accounts Payable to Long-Term Debt	$—	$263,161
Accrued Interest Rolled into Notes Payable	$23,934	$—

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

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

Investments in Affiliates

The Company owns a 19.95% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”. The Company accounts for this investment using the cost basis. The Company has significant influence over DynaNevada, but not control, due to the lack of a majority voting interest in the entity. DynaNevada has been dormant for several years. DynaUSA has no plan or intention of future funding with DynaNevada nor are any other transactions with DynaNevada contemplated at this time. The Company therefore accounts for this investment using the cost basis. The investment was $70,000 and $70,000 at June 30, 2020 and December 31, 2019, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of June 30, 2020 and December 31, 2019, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of June 30, 2020 and December 31, 2019 are $1,158,127 and $1,297,387, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $0 and $523,089 as of June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracía Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracía Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of June 30, 2020, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,919 hectares at the San Jose de Gracía property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of June 30, 2020 and December 31, 2019, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended June 30, 2020 and December 31, 2019 (Mexican Pesos per one U.S. dollar):

		June 30, 2020	Dec 31, 2019
Exchange Rate at Period End	Pesos	23.04	18.86

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended June 30, 2020 and June 30, 2019 (Mexican Pesos per one U.S. dollar):

		June 30, 2020	June 30, 2019
Weighted Average Exchange Rate for the Six Months Ended	Pesos	21.65	19.16

The Company recorded currency transaction gains (losses) of $(339,685) and $293,700 for the six months ended June 30, 2020 and 2019, respectively and $(230,310) and $154,348 for the three months ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020, there are $1,000,000 in customer deposit liabilities for payments received in advance expected to be settled in 2020.

During the periods ended June 30, 2020 and 2019 there was $0 and $0 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer on order cancellation.

As of and for the periods ended June 30, 2020 and December 31, 2019, there are no contract costs or commissions deferred.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, accrued expenses and long-term debt. The carrying amount of cash, receivable and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and the Company’s incremental risk adjusted borrowing rate.

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

The Company had 3,391,855 warrants outstanding at June 30, 2020 which upon exercise, would result in the issuance of 3,391,855 shares of common stock. Of these warrants 2,166,527 were exercisable at $2.05 per share and 1,225,308 were exercisable at $.01 per share. The Company also had convertible debt instruments as of June 30, 2020 which, upon conversion at a valuations from $2.00 to $2.50 per share, would result in the issuance of 1,953,425 shares of stock.

The Company had 2,166,527 warrants outstanding at December 31, 2019 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 2,166,527 shares of common stock. The Company also had convertible debt instruments as of December 31, 2019 which would result in the issuance of 351,352 shares of stock.

	Three Month Ended June 30, 2020	Three Month Ended June 30, 2019	Six Month Ended June 30, 2020	Six Month Ended June 30, 2019

Net loss attributable to common shareholders	$(3,448,460)	$(6,113)	$(5,255,071)	$(1,302,734)

Weighted average number of common shares outstanding, Basic	17,722,825	17,722,825	17,722,825	17,722,825

Diluted weighted average number of common shares outstanding,	17,722,825	17,722,825	17,722,825	17,722,825

Basic earnings (loss) per share	$(0.20)	$(0.00)	$(0.30)	$(0.08)

Diluted earnings (loss) per share	$(0.20)	$(0.00)	$(0.30)	$(0.08)

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

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of June 30, 2020 and December 31, 2019, respectively, were as follows:

	2020	2019

Mined Tonnage, Gold-Silver Concentrates, and/or Gravity Tailings (Flotation Feed Material)	$—	$523,089
Total Inventories	$—	$523,089

NOTE 3 – PROPERTY

Property consists of the following at June 30, 2020 and December 31, 2019:

	2020	2019

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(111,552)	(109,927)
Total Property	$7,602	$9,227

The Company purchased equipment of $0 and $0 in the periods ended June 30, 2020 and 2019, respectively.

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $1,625 and $1,630 for the six months ended June 30, 2020 and 2019 respectively and $812 and $(397) for the three months ended June 30, 2020 and 2019, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at June 30, 2020 and December 31, 2019:

	2020	2019
San Jose de Gracia (“SJG”):

Total Mining Concessions	$4,132,678	$4,132,678

Depletion expense was $0 and $0 for the periods ended June 30, 2020 and 2019, respectively.

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

On December 31, 2010, the received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of June 30, 2019 and December 31, 2019 to be $70,000 and $70,000, respectively.

At June 30, 2020 and December 31, 2019, the Company had a receivable from DynaNevada de México of $57,185 and $71,156, respectively for working capital advances which is included in other assets on the accompanying balance sheet.

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

On March 31, 2020 the Company entered into agreements to extend the seven outstanding notes totaling $681,152 plus accrued interest totaling $21,286 for a new total of $702,438 until June 30, 2022. At June 30, 2020 seven Series I Notes remaining outstanding with a total balance of $702,438

The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

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

The Notes originally matured on December 31, 2015. At December 31, 2018 three the Series II notes totaling $191,250 had been extended to December 30, 2019. On December 31, 2019 the Company entered into agreements to extend the two notes totaling $78,750 plus accrued interest of $5,976 for total new notes of $84,726 to December 31, 2020. One note for $112,500 was not extended and is past due as of December 31, 2019. At December 31, 2019 three Series II notes remained outstanding for $197,226.

On March 31, 2019 the Company entered into agreements to extend the two notes totaling $84,726 plus accrued interest of $2,648 for total new notes of $87,374 to June 30, 2022. One note for $112,500 was not extended and was paid off in May 2020. At June 30, 2020 two Series II notes remained outstanding for $87,374.

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

At June 30, 2020, the principal and capitalize interest balance on the remaining Series I Notes was $702,438, and the principal and capitalized interest on the Series II Notes was $87,374, for a total Note balance of $789,813.

Notes Payable – Series D

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

(a)	A convertible promissory note (the “Golden Post Note”) payable to Golden Post in the principal amount of $2,500,000, bearing interest at 10%, and maturing two years from the date of execution. $1,875,000 of the principal amount of Golden Post Note, was funded in accordance with an agreed-upon draw summary and budget. The balance of the principal amount will also be funded in accordance with agreed-upon draw summaries and the budget. The Golden Post Note is convertible, at the option of Golden Post, into shares of Series D Senior Convertible Preferred Stock (the “Series D Preferred”) at a conversion price of $2.00 per share; and

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

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 25% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of June 30, 2020 and December 31, 2019 are as follows:

Deferred Tax Asset Related to:
	2020	2019
Prior Year	$13,780,730	$13,343,134
Tax Benefit for Current Year	1,083,980	437,596
Total Deferred Tax Asset	14,864,470	13,780,730
Less: Valuation Allowance	(14,864,470)	(13,780,730)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company as of June 30, 2020 and 2019 differ from those computed using the statutory rates of 25% due to the following:
	2020	2019
Tax Expense (Benefit) at Statutory Rates	$(1,313,768)	$(325,683)
Other Permanent Differences	229,788	(161,521)
Change in Valuation Allowance	1,083,980	487,204
Provision for (Benefit from) Income Taxes, Net	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $59,000,000 at June 30, 2020 and will expire in the years 2028 through 2034.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2020.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which one thousand (1,000) shares shall be designated as Series A Preferred Stock and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”).

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At June 30, 2020 and December 31, 2019, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $ 4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. On May 13, 2020 the Company issued an addition 1,771 Series C Preferred Stock for anti-dilution provision bringing the total shares outstanding to 1,734,992. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through June 30, 2022. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. The Dividend is calculated at 4.0% of $4,333,053 payable annually on June 30. At June 30, 2020 dividends for the years 2017 to 2020 totaling $693,280 were in arrears.

In order to accommodate the issuance of the additional 1,771 shares of Series C Preferred, on May 13, 2020 the Company filed with the Secretary of State of Delaware a Certificate of Increase of Series C Senior Convertible Preferred Stock, to increase the number of shares of preferred stock designated as Series C Preferred from 1,733,221 shares to 1,734,992 shares (“Certificate of Increase”).

Series D Preferred Stock

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

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company

1.	On May 6, 2015, the Company, Golden Post Rail, LLC, a Texas limited liability company (“Golden Post”), and Mr. Koy W. (“K.D.”) Diepholz, Chairman-CEO of the Company entered into a Securities Purchase Agreement (the “SPA”). Pursuant to the SPA, Golden Post acquired the following securities:
a)	1,600,000 shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred”) at a purchase price of $2.50 per share ($4M USD), plus an additional 133,221 shares of Series C Preferred pursuant to anti-dilution provisions. The Series C Preferred is entitled to receive dividends at the per share rate of four percent (4%) per annum, ranks senior (in priority) to the Common Stock, the Series A Preferred Stock, and each other class or series of equity security of the Company. The Series C Preferred is convertible into Common Stock of the Company at the price of $2.05 per share and is entitled to anti-dilution protection for (i) subsequent equity issuances by the Company and (ii) changes in the Company’s ownership of DynaResource de México SA de CV (“DynaMéxico”). The Series C Preferred is also entitled to preemptive rights, and the holder has the right to designate one person to the Company’s Board of Directors as a Class III director.
b)	A Common Stock Purchase Warrant (the “Golden Post Warrant”) for the purchase of 2,166,527 shares of the Company’s Common Stock, at an exercise price of $2.50 per share, and expiring June 30, 2022. The anti-dilution protections contained in the terms of the Series C Preferred are essentially replicated in the Golden Post Warrant.
2.	Pursuant to the SPA, the Company executed a Registration Rights Agreement pursuant to which Golden Post may require the Company to register the shares of Common Stock which may be issued upon the conversion of the Series C Preferred and the shares of Common Stock issuable upon the exercise of the Warrant, including any additional shares of Common Stock issuable pursuant to anti-dilution provisions.

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities. On May 14, 2020 in connection with the Series D Convertible Note financing both the expirations date for the Series C Preferred Shares and the Golden Post Warrants were extended to June 30, 2022. In addition a new derivative liability was incurred due to the insurance of Warrants for Kicker Shares At December 31, 2019 the total Derivative Liability was $24,854 which included $10,787 for the Series C Preferred Shares, and $14,068 in connection with the Golden Post Warrants. At June 30, 2020 the total Derivative Liability was $1,873,871 which included $495,365 for the Series C Preferred Shares, and $685,675 in connection with the Golden Post Warrants and $692,831 in connection with the Series D Convertible Note Kicker Warrants. The Deemed Dividend for the six months ending June 30, 2020 and June 30, 2019 was $86,660, and $86,660 respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount.

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2018	$4,333,053
Issuances at Fair Value, Net of Issuance Costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, December 31, 2019	4,333,053

Issuances of 1,771 shares at Fair Value for anit-dilution	—
Bifurcation of Derivative Liability	4,427
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, June 30, 2020	$4,337,480

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock, the 1,734,992 shares designated as Series C Preferred Shares and the 3,000,000 shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 13,266,779 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At June 30, 2020 and December 31, 2019, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At June 30, 2020 and December 31, 2019, there were 17,722,825 and 17,722,825 shares outstanding, respectively. No dividends were paid for the periods ended June 30, 2020 and 2019, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracía Pilot Production Plant and received $158,500 in 2003 and $626,000 in 2002. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2004, $558,312 was repaid and as of December 31, 2005, an additional $186,188 was repaid, leaving a current balance of $40,000 and $40,000 as of June 30, 2020 and December 31, 2019, respectively.

Stock Issuances

There were no issuances of common stock during the periods ending June 30, 2020 and December 31, 2019.

Treasury Stock

No treasury shares were issued or acquired during the year ended December 31, 2019. At December 31 2019, 778,980 treasury shares were outstanding.

During the period ending June 30, 2020, 162,500 shares were issued for services to the Company. At June 30, 2020 616,480 treasury shares were outstanding.

Warrants

2020 activity

On May 13, 2020 the Company issued 2,306 warrants to purchase shares of common stock at $.01 for anti-dilution. The warrants expire on May 13, 2027.

On May 14, 2020 the Company issued 1,223,002 warrants to purchase shares of common stock at $.01 as kicker shares as part of the Series D note agreements. The warrants expire on May 14, 2030.

On June 30, 2020 as part of the Series D note agreement the Company issued 2,166,527 warrants to purchase share of common stock at $2.04 to replace the 2,166,527 warrants previously outstanding which expired on that date.

At June 30, 2020 the Company had a total of 3,391,835 warrants outstanding.

2019 activity

The Company had 2,166,527 warrants outstanding at December 31, 2019. There were no warrants issued or exercised in 2019 and no warrants expired in 2019.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2018	2,166,527	$2.45	1.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at December 31, 2019	2,166,527	$2.45	0.51	$—
Granted	3,391,845	$1.31	4.89	$—
Exercised	—	$—		$—
Forfeited	2,166,527	$2.45		$—
Balance at June 30, 2020	3,391,845	$1.31	4.84	$—
Exercisable at June 30, 2020	3,391,845	$1.31	4.84	$—

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

Dynacap Group Ltd.

The Company paid $37,500 and $68,875 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the periods ended June 30, 2020 and 2019, respectively.

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total $231,500 was carried by DynaMéxico as a Due to Non-Controlling Interest. This balance was removed as part of the elimination of the non-controlling interest in February, 2020. At June 30, 2020 and December 31, 2019 the balance of Due to Non-Controlling interest was $0 and $231,500, respectively.

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

The Company determines if a contract is or contains a lease at inception. As of June 30, 2020, the Company has two operating leases - a six- and one-half year lease for office space with a remaining term of thirty-six months and a twenty-year ground lease in association with its México mining operations with a remaining term of fourteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Period Ended June 30, 2020
Operating Lease – Office Lease	$41,839
Operating Lease – Ground Lease	43,046
Short Term Lease Costs	2,252
Variable Lease Costs	—
TOTAL	$87,137

 Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending June 30:

YEAR
2021	$174,008
2022	178,474
2023	145,896
2024	96,896
2025	99,803
Thereafter	787,681
Total	$1,482,758
Less Imputed Interest	(682,587)
RIGHT OF USE LIABILITY	$800,171

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

Litigation

The Company believes that no material adverse change will occur as a result of the legal actions taken, and the Company further believes that there is little to no potential for the assessment of a material monetary judgment against the Company for legal actions it has filed in México. Further, the Company believes there is no legal basis for which to conduct arbitration proceedings. (See Item 1. Legal Proceedings. And, see Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations).

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2020	2019
Annual volatility rate	160.%	144%
Risk free rate	0.16%	1.58%
Remaining Term	2.00 years	0.5 years
Fair Value of common stock	$0.57	$0.47

For the period ended June 30, 2020 and year ended December 31, 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the period ended June 30, 2020 and year ended December 31, 2019.

Period Ended	2020	2019
Fair value of derivative (stock), beginning of period/year	$37,038	$402,909
Change in fair value of derivative	170,599	(365,871)
Fair value of derivative on the date of extension	287,728	-
Fair value of derivative(stock), end of period/year	$495,365	$37,038

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2020	2019
Annual volatility rate	160.%	144%
Risk free rate	0.16%	1.58%
Remaining Term	2.00 years	0.5 years
Fair Value of common stock	$0.57	$0.47

For the period ended June 30, 2020 and year ended December 31, 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the period ended June 30, 2020 and year ended December 31, 2019.

Period Ended	2020	2019
Fair value of derivative (warrants), beginning of period/year	$49,066	$571,774
Change in fair value of derivative	235,843	(522,708)
Fair value of derivative on the date of issuance	400,766	—
Fair value of derivative(warrants), end of period/year	$685,675	$49,066

Series D Notes Kicker Warrants

As discussed in Note 8, the Company analyzed the embedded conversion features of the Series D Notes and determined that the Warrants qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series D Warrants based on the assumptions below:

	2020	2019
Annual volatility rate	160.%	—
Risk free rate	0.16%	—
Remaining Term	10.00 years	—
Fair Value of common stock	$0.57	—

For the period ended June 30, 2020 and year ended December 31, 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the period ended June 30, 2020 and year ended December 31, 2019.

Period Ended	2020	2019
Fair value of derivative (warrants), beginning of period/year	$—	$—
Change in fair value of derivative	282,833	—
Fair value of derivative on the date of issuance	409,998	—
Fair value of derivative(warrants), end of period/year	$692,831	$—

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% thereafter. Changes in Non-Controlling Interest for the periods ended June 30, 2020 and December 31, 2019, respectively were as follows:

25

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

As of June 30, 2020, and December 31, 2019, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of and changes to the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at June 30, 2020 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$1,873,871	—	—	1,873,871
Totals	$1,873,871	$—	$—	$1,873,871
Fair Value Measurement at December 31, 2019 Using:
Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$86,104	—	—	86,104
Totals	$86,104	$—	$—	$86,104

NOTE 14 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the six months ended June 30, 2020 and 2019, two and one customers accounted for 100% of revenue, respectively.

At June 30, 2020 and December 31, 2019, three and two customer accounted for 100% of accounts receivable, respectively.

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

The following is a summary of the transaction during the period ended June 30, 2020 and year ended December 31, 2019:

Balance December 31, 2018	$1,803,235
Exchange Rate Adjustment	73,314
Property Holding Taxes - Core Concessions	634,824
20% Down Payment	(126,965)
2019 Principal Payments	(111,977)
Balance December 31, 2019	2,272,431
Exchange Rate Adjustment	(411,268)
2020 Principal Payments	(29,315)
Balance June 30, 2020	$1,827,095

At June 30, 2020 future maturities of notes payable are as follows:

Year Ending June 30:
2021	$1,662,211
2022	136,229
2023	28,655
$1,827,095

note 16 – subsequEnt events

The Company has evaluated events from June 30, 2020, through the date whereupon the financial statements were issued, and has determined the below described events subsequent to the end of the period.

Submission of Matters to a Vote of Security Holders.

On July 13, 2020, DynaResource, Inc. (the “Company”) held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders voted on two proposals described in the Company’s Proxy Statement filed on Schedule 14A on June 15, 2020.

The Special Meeting was held to permit Company stockholders to consider and vote upon the following two proposals:

(1)	An amendment of the Certificate of Incorporation of the Company, as amended to date, to increase the number of authorized shares of Common Stock from 25,000,000 shares to 40,000,000 shares (Proposal No. 1) and

(2)	An amendment of the Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof Series C Senior Convertible Preferred Stock (“Series C Preferred”) of the Company, in order to (a) extend the maturity date of the Series C Preferred by an additional two (2) years, (ii) add an equity cap in respect of the conversion of Series C Preferred into Common Stock of the Company, and (iii) add certain restrictions on the ability of the Company to issue Series C Preferred. (Proposal No. 2)

1. Amendment to the Certificate of Incorporation. The stockholders approved an amendment to the Certificate of Incorporation of the Company, to increase the number of authorized shares of Common Stock from 25,000,000 shares to 40,000,000 shares.

Votes For	Votes Against / Withheld / Abstentions
12,159,535	280,546

2. Amendment of the Series C Preferred. The stockholders approved an amendment to the Certificate of Incorporation of the Company, in order to (a) extend the maturity date of the Series C Preferred by an additional two (2) years, (ii) add an equity cap in respect of the conversion of Series C Preferred into Common Stock of the Company, and (iii) add certain restrictions on the ability of the Company to issue Series C Preferred. The vote was as follows:

Votes For	Votes Against / Withheld / Abstentions
11,432,109	204,242

Amendments to Articles of Incorporation and Bylaws

On July 15, 2020, the Company filed with the Delaware Secretary of State the following:

(1)	An amendment of the Certificate of Incorporation of the Company, as amended to date, to increase the number of authorized shares of Common Stock from 25,000,000 shares to 40,000,000 shares (Proposal No. 1) and

(2)	An amendment of the Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof Series C Senior Convertible Preferred Stock (“Series C Preferred”) of the Company, in order to (a) extend the maturity date of the Series C Preferred by an additional two (2) years, (ii) add an equity cap in respect of the conversion of Series C Preferred into Common Stock of the Company, and (iii) add certain restrictions on the ability of the Company to issue Series C Preferred.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,151	$1,251
2017	$1,379	$1,101	$1,236
2018	$1,355	$1,178	$1,288
2019	$1,546	$1,270	$1,393
2020 (Through August 12, 2020)	$2,067	$1,474	$1,693

Source: Kitco, Reuters and the London Bullion Market Association

On August 12, 2020, the afternoon fixing gold price on the London Bullion Market was $1,932 per ounce.

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

Since January 2017, the Company has expended over $12 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion;	$1,927,000
Tailings Pond Expansion	265,000
Machinery and Equipment	821,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigoes	1,599,000
SJG Mining Concessions	1,321,000
Surface Rights and Permitting	238,000
Debt Retirement	237,000
Legal Fees	1,688,000
Total	$12,031,000

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

Summary of Test Mining and Pilot Mill Operations for the six months ended June 30, 2020 and 2019:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)

Three Months Ended June 30, 2020	8,608	3.33	83.71%	772	624
Three Months Ended June 30, 2019	33,137	6.36	87.06%	5,895	5,097

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

There were no test pilot operations in Q2 2020.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $414,635 and $5,742,536 for the six months ended June 30, 2020 and 2019 respectively.

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

Results for the Six Months Ended June 30, 2020 and 2019

DynaMineras conducted test mining and milling operations in the first quarters of 2020 and the first and second quarter of 2019. During the six ended March 31, 2020, the test mining and pilot milling operations have yielded the underground mining and mill processing of approx. 8,608 tons of mineralized material, the production of approximately 772 gross oz. Au (and net of weight and value adjustment) approximately oz. Au) contained in gold-silver concentrates. DynaMineras realized $414,635 in revenues from the delivery and sale of gold-silver concentrates in the first six months of 2020. The Company ceased mining activity due to the low grade of the ore being mine from the current mine. The Company determined it was best to preserve its remaining cash resources and redirect mining efforts to the opening of the Tres Amigoes mine and the upgrade of the Company’s mill with a goal of achieving 300 tons of high grade production per day in the third quarter. The Company resumed mining and milling operations in July 2020. Therefore overall revenue and expenses related to mining and milling operations are significantly lower for the first six months of 2020 than the same period in 2019. Likewise mine expansion expenses are significantly higher.

REVENUE. Revenues for the six months ended June 30, 2020 and 2019 were $414,635 and $5,742,536, respectively. Revenues for the three months ended June 30, 2020 and 2019 were $(3,409) and $3,412,973. The decrease was due the Company ceasing mining production at the end of January and milling processing of the inventory at the end of February. The Company processed a total of 8,608 tons of material of which only 511 were current year mine production and the remainder were from the Company’s ore inventory stockpile.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the six months ended June 30, 2020 and 2019 were $211,575 and $856,454 respectively. Production costs related to sales for the three months ended June 30, 2020 and 2019 were $0 and $405,163 respectively. The decrease was due to the Company’s ceasing mill operations at the end of February to complete the facility upgrade.

MINE PRODUCTION COSTS. Mine production costs for the six months ended June 30, 2020 and 2019 were $533,901 and $1,849,645 respectively. Mine production costs for the three months ended June 30, 2020 and 2019 were $0 and $796,705, respectively. These costs are directly related to the extraction of mine tonnage for processing. The decrease was due to the ceasing of mining operations at the end of January. Most of the 2020 expenses represents the value of the inventory which was processed during the first quarter. The Company had no production in the second quarter of 2020.

MINE EXPLORATION COSTS: Mine Explorations costs for the six months ended June 30, 2020 and 2019 were $40,825 and $1,517,215 respectively. Mine exploration costs for the three months ended June 30, 2020 and 2019 were $0 and 654,915. These are the cost of extracting waste material to reach the materials to be extracted for processing. The decrease is due to the Company ceasing mining production at the end of January, 2020 to preserve capital. No mine exploration costs were incurred in the second quarter of 2020.

MINE EXPANSION COSTS: Mine expansion costs are the cost incurred in opening new areas to mining including the construction of mine infrastructure and expansion of min support facilities. Mine expansion costs for the six months ended June 30, 2020 and 2019 were $909,190 and $598,204, respectively. Mine expansion costs for the three months ended June 30, 2020 and 2019 were $639,656 and $300,981, respectively.  The 2020 cost is largely associated with opening of the Tres Amigos mine. The Company began active mining of the Tres Amigos mine in July 2020.

TRANSPORTATION. Transportation costs for the six months ended June 30, 2020 and 2019 were $75,734 and $438,155, respectively. Transportation costs for the three months ended June 30, 2020 and 2019 were $(446) and $187,329, respectively. These are the costs of transporting the product to the customer for treatment and sale. The Company shipped no concentrate after February, 2020. The expense in the second quarter represents an adjustment of costs previously billed.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the six months ended June 30, 2020 and 2019 were $873,324 and $1,321,441 respectively. Camp, warehouse and support facility costs for the three months ended June 30, 2020 were $421,282 and $649,667, respectively. These are the support cost of the mining facilities including housing, food, security and warehouse operations. The decrease is due to the ceasing in mining activity and the reduce support required for the mine expansion work.

PROPERTY HOLDING COSTS. Property holding costs for the six months ended June 30, 2020 and 2019 were $68,129 and $106,229 respectively. Property holding costs for the three months ended June 30, 2020 and 2019 were $31,306 and $267. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. The decrease in a result of final settlement of prior year concession taxes on the Francisco Arturo property and the reduction of the total concession area.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2020 and 2019 were $1,517,571 and $1,043,277 respectively. The above expenses exclude depreciation and amortization amounts of $1,625 and $1,630 for the six months ended June 30, 2020 and 2019, respectively. General and administrative expense for the three months ended June 30, 2020 and 2019 were $1,097,315 and $398,600. The increase was largely a result of legal fees associated with the Company’s successful recovery of the non-controlling stock and legal cost of the Companies new financing.

OTHER INCOME (EXPENSE). Other income (expense) for the six months ended June 30, 2020 and 2019 were $(1,437,832) and $686,980, respectively. Included in this category in 2020 is interest expense of $(404,445), change in derivative liability of $(689,275), other expenses of $(4,427) and currency transaction loss of $(339,685). Included in this category in 2019 were interest expense of $(253,412), other income of $607, change in derivative liability of $646,085, .and currency transaction gain of $293,700. The increase in interest expense is due to the Company’s increase in debt. The change in derivative liability is a result of the Company’s new financing and extension of warrants and stock conversion provisions previously expiring. See note 10 for details.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the six months ended June 30, 2020 and 2019 were $61,589 and $30,850, respectively. The non-controlling interest portion of the net loss for the three months ended June 30, 2020 and 2019 were $0 and $1,960, respectively. The 2020 allocation includes only the non-controlling interest’s share of the net loss for January and February as the non-controlling interest was eliminated at the end of February.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the six months ended June 30, 2020 and 2019, the Company recorded a gain (loss) of $1,144,987 and $(300,265), respectively, which were made up of unrealized losses on currency translation.

Liquidity and Capital Resources

As of June 30, 2020, the Company had a negative working capital of $(5,324,959), comprised of current assets of $2,765,788 and current liabilities of $8,090,747. This represents an increase of $1,968,569 in the working capital (deficit) maintained by the Company of $(3,356,370) as of December 31, 2019, due primarily to increase in cash used to fund the Company’s operating loss.

Net cash used by operations for the six months ended June 30, 2020 was $3,429,944 compared with cash used by operations of $1,476,482 for the six months ended June 30, 2019.

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $0 and $0, respectively.

Net cash provided by (used in) financing activities for the three months ended June 30, 2020 and 2019 was $3,178,185 and $(362,818) respectively.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. On February 24, 2020 the Company recovered the shares in partial satisfaction of the Company $48M judgement against Goldgroup and the non-controlling interest was eliminated from the Company’s financial statements. In the six months ended June 30, 2020 and 2019 the loss attributable to Goldgroup was $61,589 and $30,850, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

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

The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through 2020. In May 2020 the Company closed on $3.9M of financing. The Company intends to use these proceeds to complete access to higher grade tonnage through the opening of the Tres Amigos Mine and completion of the upgrade of milling capacity to 300 tons a day.

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

As of June 30, 2020, and December 31, 2019 DynaMineras owed the Company $7,503,456 and $5,667,956, respectively.

As of June 30, 2020, and December 31, 2019 DynaMéxico owed the Company $4,000,000 and $4,000,000, respectively.

As of June 30, 2020, and December 31, 2019 DynaOperaciones owed the Company $225,000 and $225,000, respectively.

As of June 30, 2020, and December 31, 2019 DynaMéxico owed DynaMineras $2,373,500 and $2,373,500, respectively.

As of June 30, 2020, and December 31, 2019 DynaOperaciones owed DynaMineras $7,134,800 and $7,134,800, respectively.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had $0 receivable from DynaResource Nevada, Inc. at June 30, 2020 and December 31, 2019 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of June 30, 2020 and December 31, 2019, respectively.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2020, our Chief Executive Officer and Chief Financial Officer as of the date of this Report, have concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First, the size of the Company and inherent limitations in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

DynaResource Files Declaratory Relief in Dallas Texas State Court to Recognize $48M USD Judgment against Goldgroup Resources Inc. in the United States. (See Subsequent Events).

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

DynaResource Filed Appeal in US District Court – 10th Circuit

On August 10, 2020, DynaResource filed an Appeal Brief in US District Court – 10th Circuit challenging the March 25, 2020 Ruling of the US District Court.

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

On April 10, 2020, DynaUSA and DynaMéxico appealed the March 25, 2020 ruling to the Tenth Circuit Court of Appeals.

DynaResource Filed Appeal in US District Court – 10th Circuit

On August 10, 2020, DynaResource filed an Appeal Brief in US District Court – 10th Circuit challenging the March 25, 2020 Ruling of the US District Court.

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

Date: August 19, 2020

