Form 10-Q
period 2020-09-30
DYNARESOURCE INC
filed 2020-11-19
CIK 1111741

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [ ] No [X]

As of November 15, 2020, there were 17,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-6
	Notes to Unaudited Financial Statements	7-27

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	28

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	44

ITEM 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	45

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	52

ITEM 3.	Default Upon Senior Securities	52

ITEM 4.	Mine Safety Disclosures	52

ITEM 5.	Other Information	52

ITEM 6.	Exhibits	52

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	2020 (unaudited)	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$1.271,032	$354,572
Accounts Receivable	983,193	1,103,205
Inventories	76,332	523,089
Foreign Tax Receivable	1,539,095	1,297,387
Appeal Bond	1,111,111	—
Other Current Assets	573,352	336,969
Total Current Assets	5,554,115	3,615,222

Property and Equipment (Net of Accumulated
Depreciation of $112,364 and $109,927)	6,790	9,227
Operating Lease	755,341	812,861
Mining Concessions	4,132,678	4,132,678
Investment in Affiliate	70,000	70,000
Other Assets	87,529	99,223

TOTAL ASSETS	$10,606,453	$8,739,211

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,642,880	$2,059,429
Accrued Expenses	2,634,480	1,775,404
Customer Advances	1,000,000	1,000,000
Due to Non-Controlling Interest	—	231,500
Derivative Liabilities	3,741,363	86,104
Current Portion of Convertible Notes Payable	—	112,500
Current Portion of Operating Lease Payable	80,140	69,146
Current Portion of Long-Term Debt	1,769,546	1,637,509
Total Current Liabilities	10,868,409	6,971,592

Convertible Notes Payable - Series D (Net of Amortized Discount of $892,525 and $0)	3,127,475	—
Convertible Notes Payable - Series I & II, Less Current Portion	789,813	765,879
Operating Lease Payable, Less Current Portion	704,607	768,684
Long Term Debt, Less Current Portion	131,150	634,922

TOTAL LIABILITES	15,621,454	9,141,077

Preferred Stock, Series C, $0.0001 par value, 1,734,992 and 1,733,221 shares authorized, issued and outstanding	4,337,480	4,333,053
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Preferred Stock, Series D, $0.0001 par value, 3,000,000 shares
authorized, no shares issued and outstanding	—	—
17,722,825 and 17,722,825 issued and outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	50,692,821	56,622,159
Treasury Stock, 616,480 and 778,980 shares	(1,759,974)	(2,223,891)
Accumulated Other Comprehensive Income	2,052,086	325,841
Accumulated Deficit	(60,554,643)	(53,952,594)
Total DynaResource Inc. Stockholders' Equity (Deficit)	(9,352,481)	988,744
Non-Controlling Interest	—	(5,723,663)
TOTAL STOCKHOLDERS’ DEFICIT	(9,352,481)	(4,734,919)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,606,453	$8,739,211

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Sept. 30, 2020	Three Months Sept. 30, 2019	Nine Months Sept. 30, 2020	Nine Months Sept. 30, 2019

REVENUES	$4,830,461	$3,417,521	$5,245,096	$9,160,057
COSTS AND EXPENSES OF MINING
OPERATIONS
Production Costs Applicable to Sales	471,025	472,053	682,600	1,328,507
Mine Production Costs	854,297	1,306,831	1,388,198	3,156,476
Mine Exploration Costs	676,511	193,397	717,336	1,710,612
Mine Expansion Costs	—	166,820	909,190	765,024
Camp, Warehouse and Facilities	542,630	647,146	1,415,954	1,968,587
Transportation	201,281	196,533	277,015	634,688
Property Holding Costs	33,394	292,956	101,523	399,185
General and Administrative	557,069	546,919	2,074,640	1,590,196
Depreciation and Amortization	812	812	2,437	2,442
Total Operating Expenses	3,337,019	3,823,467	7,568,893	11,555,717

NET OPERATING INCOME (LOSS)	1,493,442	(405,946)	(2,323,797)	(2,395,660)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	(685,509)	(401,826)	(1,025,194)	(108,126)
Interest Expense	(349,008)	(208,721)	(753,453)	(462,133)
Derivatives Adj. Mark-to-Market Gain (Loss)	(1,867,492)	185,029	(2,556,767)	831,114
Other Income (Expense)	—	163	(4,427)	770
Total Other Income (Expense)	(2,902,009)	(425,355)	(4,339,841)	261,625

LOSS BEFORE TAXES	(1,408,567)	(831,301)	(6,663,638)	(2,134,035)

TAXES	—	—	—	—

NET LOSS	$(1,408,567)	$(831,301)	$(6,663,638)	$(2,134,035)
Cumulative Dividend for Series C Preferred	$(43,330)	(43,330)	(129,990)	(129,990)
ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$—	$133,974	$61,589	$164,824
ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,451,897)	$(740,657)	$(6,732,039)	$(2,099,201)

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC:

Basic Loss per Common Share	$(.08)	$(.04)	$(.38)	$(.12)
Diluted Loss per Common Share	$(.08)	$(.04)	$(.38)	$(.12)

Weighted Average Shares Outstanding, Basic	17,722,825	17,722,825	17,722,825	17,722,825
Weighted Average Shares Outstanding, Diluted	17,722,825	17,722,825	17,722,825	17,722,825

OTHER COMPREHENSIVE LOSS
NET LOSS PER ABOVE	$(1,408,567)	$(831,301)	$(6,663,638)	$(2,134,035)

Foreign Currency Exchange Gains (Losses)	569,589	405,791	1,714,576	105,526
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	569,589	405,791	1,714,576	105,526

TOTAL COMPREHENSIVE INCOME (LOSS)	$(838,978)	$(425,510)	$(4,949,062)	$(2,028,509)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(838,978)	$(421,823)	$(4,875,804)	$(1,953,746)
NON-CONTROLLING INTERESTS	$—	$(3,687)	$(73,258)	$(74,763)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(838,978)	$(425,510)	$(4,949,062)	$(2,028,509)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED SEPTEMBER 30 2020 AND 2019

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals

THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance, June 30, 2019	—	1	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$987,159	$(54,426,143)	$(5,682,604)	$(4,506,091)

Other Comprehensive Loss										275,504		130,287	405,791

Net Income (Loss)											(697,327)	(133,974)	(831,301)

Balance, September 30, 2019	—	1	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,262,663	$(55,123,470)	$(5,686,291)	$(4,931,601)

THREE MONTHS ENDED SEPTEMBER 30, 2020
Balance, June 30, 2020	—	1	17,722,825	177,228	40,000	$40,000	$50,692,821	616,480	$(1,759,974)	$1,482,497	$(59,146,076)	$—	$(8,513,503)

Treasury Stock Issued for Services							(363,917)	(162,500)	463,917				100,000

Other Comprehensive Income										569,589			569,589

Net Income (Loss)											(1,408,567)		(1,408,567)

Balance, September 30, 2020	—	1	17,722,825	177,228	40,000	$40,000	$50,328,904	453,980	$(1,296,057)	$2,052,086	$(60,554,643)	$—	$(9,252,481)

NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance January 1, 2019	—	1	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,247,198	$(53,154,259)	$(5,611,528)	$(2,903,092)

Other Comprehensive Loss										15,465		90,061	105,526

Net Income (Loss)											(1,969,211)	(164,824)	(2,134,035)

Balance, September 30, 2019	—	1	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$1,262,663	$(55,123,470)	$(5,686,291)	$(4,931,601)

NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance January 1, 2020	—	1	17,722,825	177,228	40,000	$40,000	$56,622,159	778,980	$(2,223,891)	$325,841	$(53,952,594)	$(5,723,663)	$(4,734,919)

Treasury Stock Issued for Services							(363,917)	(162,500)	463,917				100,000

Other Comprehensive Income										1,726,245		(11,669)	1,714,576

Net Income (Loss)											(6,602,049)	(61,589)	(6,663,638)

Elimination of Non-Controlling Interest							(5,565,421)					5,796,921	231,500

Balance, September 30, 2020	—	1	17,722,825	177,228	40,000	$40,000	$50,692,821	616,480	$(1,759,974)	$2,052,086	$(60,554,643)	$—	$(9,352,481)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss	$(6,663,638)	$(2,134,035)
Adjustments to reconcile net loss to cash used in operating activities
Derivatives Adjustment (Gain) Loss	2,556,767	(831,114)
Depreciation and Amortization	2,437	2,442
Amortization of Loan Discount	205,967	—
Stock Issued for Services	100,000	—
Non-Dilution Stock Issuance	4,427	—
Change in Operating Assets and Liabilities
Accounts Receivable	120,012	688,892
Inventories	446,757	244,308
Foreign Tax Receivable	(241,708)	(361,125)
Operating Lease Assets	57,520	(831,070)
Other Assets	(224,689)	(179,868)
Appeal Bond	(1,111,111)	—
Accounts Payable	(416,549)	1,296,452
Accrued Expenses	883,010	332,893
Customer Advances	—	(250,000)
Lease Liabilities	(53,083)	851,604
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,333,881)	(1,170,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Borrowing	4,020,000	—
Payments of Convertible Notes	(112,500)	—
Payments of Long-Term Debt	(40,085)	(132,658)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,867,415	(132,658)

Effects of Foreign Exchange	1,382,926	95,977

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	916,460	(1,207,302)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	354,572	2,685,576
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,271,032	$1,478,274

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$89,396	$189,518
Cash Paid for Income Taxes	$—	$—
NON-CASH TRANSACTION
Conversion of Accounts Payable to Long-Term Debt	$—	$256,433
Accrued Interest Rolled into Notes Payable	$23,934	$—
Treasury Stock Issued for Services	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

The Company elected to become a voluntary reporting issuer in Canada in order to avail itself of Canadian regulations regarding reporting for mining properties and, more specifically, National Instrument 43-101 (“NI 43-101”). This regulation sets forth standards for reporting resources in a mineral property in Canada and is a standard recognized in the mining industry.

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

Investments in Affiliates

The Company owns a 19.95% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”. The Company accounts for this investment using the cost basis. The Company has significant influence over DynaNevada, but not control, due to the lack of a majority voting interest in the entity. DynaNevada has been dormant for several years. DynaUSA has no plan or intention of future funding with DynaNevada nor are any other transactions with DynaNevada contemplated at this time. The Company therefore accounts for this investment using the cost basis. The investment was $70,000 and $70,000 at September 30, 2020 and December 31, 2019, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of September 30, 2020 and December 31, 2019, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of September 30, 2020 and December 31, 2019 are $1,539,095 and $1,297,387, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $76,332 and $523,089 as of September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracía Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of September 30, 2020 and December 31, 2019, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended September 30, 2020 and December 31, 2019 (Mexican Pesos per one U.S. dollar):

		Sept 30, 2020	Dec 31, 2019
Exchange Rate at Period End	Pesos	22.07	18.86

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended June 30, 2020 and June 30, 2019 (Mexican Pesos per one U.S. dollar):

		Sept 30, 2020	Sept 30, 2019
Weighted Average Exchange Rate for the Nine Months Ended	Pesos	21.79	19.25

The Company recorded currency transaction gains (losses) of $(1,025,194) and $(108,126) for the nine months ended September 30, 2020 and 2019, respectively and $(685,509) and $(401,826) for the three months ended September 30, 2020 and 2019, respectively.

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

Income from the Company’s subsidiaries in México are taxed under applicable Mexican tax law.

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

As of September 30, 2020, there are $1,000,000 in customer deposit liabilities for payments received in advance expected to be settled in 2020.

During the periods ended September 30, 2020 and 2019 there was $0 and $0 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer on order cancellation.

As of and for the periods ended September 30, 2020 and December 31, 2019, there are no contract costs or commissions deferred.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, accrued expenses and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and the Company’s incremental risk adjusted borrowing rate.

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

The Company had 3,391,835 warrants outstanding at September 30, 2020 which upon exercise, would result in the issuance of 3,391,835 shares of common stock. Of these warrants 2,166,527 were exercisable at $2.05 per share and 1,225,308 were exercisable at $.01 per share. The Company also had convertible debt instruments as of September 30, 2020 which, upon conversion at a valuations from $2.00 to $2.50 per share, would result in the issuance of 2,325,925 shares of stock.

The Company had 2,166,527 warrants outstanding at December 31, 2019 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 2,166,527 shares of common stock. The Company also had convertible debt instruments as of December 31, 2019 which would result in the issuance of 351,352 shares of stock.

	Three Month Ended Sept 30, 2020	Three Month Ended Sept 30, 2019	Nine Month Ended Sept 30, 2020	Nine Month Ended Sept 30, 2019
Net loss attributable to common shareholders	$(1,451,897)	$(740,657)	$(6,732,039)	$(2,099,201)

Weighted average number of common shares outstanding, Basic	17,722,825	17,722,825	17,722,825	17,722,825

Diluted weighted average number of common shares outstanding,	17,722,825	17,722,825	17,722,825	17,722,825

Basic earnings (loss) per share	$(0.08)	$(0.04)	$(0.38)	$(0.12)

Diluted earnings (loss) per share	$(0.08)	$(0.04)	$(0.38)	$(0.12)

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

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of September 30, 2020 and December 31, 2019, respectively, were as follows:

	2020	2019

Mined Tonnage, Gold-Silver Concentrates, and/or Gravity Tailings (Flotation Feed Material)	$76,332	$523,089
Total Inventories	$76,332	$523,089

NOTE 3 – PROPERTY AND EQUIPMENT

Property consists of the following at September 30, 2020 and December 31, 2019:

	2020	2019

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(112,364)	(109,927)
Total Property	$6,790	$9,227

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $2,437 and $2,442 for the nine months ended September 30, 2020 and 2019 respectively and $812 and $812 for the three months ended September 30, 2020 and 2019, respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the following at September 30, 2020 and December 31, 2019:

	2020	2019
San Jose de Gracia (“SJG”):	$4,132,678	$4,132,678

Total Mining Concessions	$4,132,678	$4,132,678

There was no depletion expense the periods ended September 30, 2020 and 2019, respectively.

NOTE 5 – INVESTMENT IN AFFILIATE

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

On December 31, 2010, the Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 cash and the remainder unproven mining properties. Based upon the above, Management estimated the value of the Company’s DynaNevada shares as of September 30, 2020 and December 31, 2019 to be $70,000 and $70,000, respectively.

At September 30, 2020 and December 31, 2019, the Company had a receivable from DynaNevada de México of $65,954 and $73,976, respectively for working capital advances which is included in other assets on the accompanying balance sheet.

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

On March 31, 2020, the Company entered into agreements to extend the seven outstanding notes totaling $681,152 plus accrued interest totaling $21,286 for a new total of $702,438 until June 30, 2022. At September 30, 2020 seven Series I Notes remaining outstanding with a total balance of $702,438

The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

The Series I Note holder retains the option, at any time prior to maturity or prepayment, to convert any unpaid principal and accrued interest into Common Stock at $2.50 per share. If the Series I Note is converted into Common Stock, at the time of conversion, the holder would also receive warrants, in the same number as the number of common shares received upon conversion, to purchase additional common shares of the Company for $7.50 per share, with such warrants expiring one year from their issuance date.

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

The Notes originally matured on December 31, 2015. At December 31, 2018 three of the Series II notes totaling $191,250 had been extended to December 30, 2019. On December 31, 2019 the Company entered into agreements to extend two of the three notes totaling $78,750 plus accrued interest of $5,976 for total new notes of $84,726 to December 31, 2020. The other note for $112,500 was not extended and was past due as of December 31, 2019. At December 31, 2019 three Series II notes remained outstanding for $197,226.

On March 31, 2019 the Company entered into agreements to extend two of the three notes totaling $84,726 plus accrued interest of $2,648 for total new notes of $87,374 to June 30, 2022. The other note for $112,500 was not extended and was paid off in May 2020. At September 30, 2020 two Series II notes remained outstanding for $87,374.

The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $2.50 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share. These warrant would expire one year from their issuance date.

At December 31, 2019 the principal and capitalized interest balance on the remaining Series I Notes was $681,152, and the principal and capitalized interest on the Series II Notes was $197,227, for a total Note balance of $878,379.

At September 30, 2020, the principal and capitalize interest balance on the remaining Series I Notes was $702,438, and the principal and capitalized interest on the Series II Notes was $87,374, for a total Note balance of $789,813.

Notes Payable – Series D

On May 14, 2020, DynaUSA (the “Company”) closed a financing agreement with Golden Post Rail, LLC, a Texas limited liability company and certain individual investors. A summary of the transaction is set forth below:

1.	Pursuant to the May 14, 2020 Note Purchase Agreement (the “NPA”) among the Company, Golden Post Rail, LLC (the “Lead Purchaser”), and the other parties (the “Remaining Purchasers”):

Golden Post acquired the following securities:

(a)	A convertible promissory note (the “Golden Post Note”) payable to Golden Post in the principal amount of $2,500,000, bearing interest at 10%, and maturing two years from the date of execution. $1,250,000 of the principal amount of Golden Post Note, was funded at closing in accordance with an agreed-upon draw summary and budget. The balance of the principal amount was funded in accordance with agreed-upon draw summaries and the budget. The Golden Post Note is convertible, at the option of Golden Post, into shares of Series D Senior Convertible Preferred Stock (the “Series D Preferred”) at a conversion price of $2.00 per share; and

(b)	A common stock purchase warrant (the “2020 Warrant”) for the purchase of 783,976 shares of the Company’s common stock, at an exercise price of $0.01 per share, and maturing on the 10-year anniversary of the date of issuance. The 2020 Warrant contains anti-dilution provisions; and

     The Remaining Purchasers acquired the following securities:

a)	Convertible promissory notes (the “Remaining Notes”) in the aggregate principal amount of $1,520,000, bearing interest at 10%, and maturing two years from the date of issuance. The Remaining Notes have been fully funded. The Remaining Notes are convertible, at the option of each individual Remaining Purchaser, into shares of Series D Preferred at a conversion price of $2.00 per share; and

b)	Common stock purchase warrants (the “Remaining Purchasers Warrants”) for the purchase of an aggregate of 439,026 shares of the Company’s common stock, at an exercise price of $0.01 per share, and maturing on the 10-year anniversary of the date of issuance. The Remaining Purchasers Warrants contain anti-dilution provisions.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 25% (blended for U.S. and México) of significant items comprising the Company’s net deferred tax amounts as of September 30, 2020 and December 31, 2019 are as follows:

Deferred Tax Asset Related to:
	2020	2019
Prior Year	$13,780,490	$13,343,134
Tax Benefit for Current Year	950,226	437,356
Total Deferred Tax Asset	14,730,716	13,780,490
Less: Valuation Allowance	(14,730,716)	(13,780,490)
Net Deferred Tax Asset	$—	$—

The income tax provision for the Company as of September 30, 2020 and 2019 differ from those computed using the statutory rates of 25% due to the following:
	2020	2019
Tax Expense (Benefit) at Statutory Rates	$(1,665,910)	$(533,509)
Other Permanent Differences	715,684	(207,779)
Change in Valuation Allowance	950,226	741,288
Provision for (Benefit from) Income Taxes, Net	$—	$—

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $58,500,000 at September 30, 2020 and will expire in the years 2028 through 2034.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2020.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which one 1,000 shares shall be designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of September 30, 2020 15,264,010 of Preferred stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At September 30, 2020 and December 31, 2019, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. On May 13, 2020 the Company issued an additional 1,771 shares of Series C Preferred Stock related to the anti-dilution provision bringing the total shares outstanding to 1,734,992. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through June 30, 2022. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. The dividend is calculated at 4.0% of $4,333,053 and is payable annually on June 30 of each year. At September 30, 2020, dividends for the years 2017 to 2020 totaling $693,280 were in arrears.

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

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company

1.	On May 6, 2015, the Company, Golden Post Rail, LLC, a Texas limited liability company (“Golden Post”), and Mr. Koy W. (“K.D.”) Diepholz, Chairman-CEO of the Company entered into a Securities Purchase Agreement (the “SPA”). Pursuant to the SPA, Golden Post acquired the following securities:
a)	1,600,000 shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred”) at a purchase price of $2.50 per share ($4M USD), plus an additional 133,221 shares of Series C Preferred pursuant to anti-dilution provisions. The Series C Preferred is entitled to receive dividends at the per share rate of four percent (4%) per annum, ranks senior (in priority) to the Common Stock, the Series A Preferred Stock, and each other class or series of equity security of the Company. The Series C Preferred is convertible into Common Stock of the Company at the price of $2.05 per share and is entitled to anti-dilution protection for (i) subsequent equity issuances by the Company and (ii) changes in the Company’s ownership of DynaResource de México SA de CV (“DynaMéxico”). The Series C Preferred is also entitled to preemptive rights, and the holder has the right to designate one person to the Company’s Board of Directors as a Class III director.
b)	A Common Stock Purchase Warrant (the “Golden Post Warrant”) for the purchase of 2,166,527 shares of the Company’s Common Stock, at an exercise price of $2.50 per share, and which expires June 30, 2022. The anti-dilution protections contained in the terms of the Series C Preferred are essentially replicated in the Golden Post Warrant.
2.	Pursuant to the SPA, the Company executed a Registration Rights Agreement pursuant to which Golden Post may require the Company to register the shares of Common Stock which may be issued upon the conversion of the Series C Preferred and the shares of Common Stock issuable upon the exercise of the Warrant, including any additional shares of Common Stock issuable pursuant to anti-dilution provisions.

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities. On May 14, 2020 in connection with the Series D Convertible Note financing the expiration date for the Series C Preferred Shares and the Golden Post warrants were extended to June 30, 2022. In addition, a new derivative liability was incurred due to the insurance of warrants for kicker shares at December 31, 2019 the total derivative liability was $24,854 which included $10,787 for the Series C Preferred shares, and $14,068 in connection with the Golden Post Warrants. At September 30, 2020 the total derivative liability was $3,741,363 which included $1,203,559 for the Series C Preferred Shares, and $1,315,816 in connection with the Golden Post Warrants and $1,221,988 in connection with the Series D Convertible Note Kicker Warrants. The deemed dividend for the nine months ending September 30, 2020 and September 30, 2019 was $129,990, and $129,990 respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount.

Due to the nature of this transaction as mandatorily redeemable, the Series C Preferred Shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2018	$4,333,053
Issuances at Fair Value, Net of Issuance Costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, December 31, 2019	4,333,053

Issuances of 1,771 shares at Fair Value for anti-dilution	—
Bifurcation of Derivative Liability	4,427
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, September 30, 2020	$4,337,480

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock, the 1,734,992 shares designated as Series C Preferred Shares and the 3,000,000 shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 13,266,779 shares of preferred stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the preferred stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution, the terms attached to the preferred stock. At September 30, 2020 and December 31, 2019, there were no other shares of preferred stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At September 30, 2020 and December 31, 2019, there were 17,722,825 and 17,722,825 shares outstanding, respectively. No dividends were paid for the periods ended September 30, 2020 and 2019, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracía Pilot Production Plant and received $784,500. This has been reflected as “Preferred Rights” in stockholders’ equity. As of September 30, 2020, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of September 30, 2020 and December 31, 2019, respectively.

Stock Issuances

There were no issuances of common stock during the periods ending September 30, 2020 and December 31, 2019.

Treasury Stock

No treasury shares were issued or acquired during the year ended December 31, 2019. At December 31 2019, 778,980 treasury shares were outstanding.

During the period ending September 30, 2020, 162,500 treasury shares were issued for services provided to the Company. At September 30, 2020, 616,480 treasury shares remained outstanding.

Warrants

2020 activity

On May 13, 2020 the Company issued 2,306 warrants to purchase shares of common stock at $.01per share related to anti-dilution provisions of the Series C preferred stock. These warrants expire on May 13, 2027.

On May 14, 2020, the Company issued 1,223,002 warrants to purchase shares of common stock at $.01 per share as kicker shares as part of the Series D note agreements. These warrants expire on May 14, 2030.

On June 30, 2020, as part of the Series D note agreement the Company issued 2,166,527 warrants to purchase share of common stock at $2.04 per share to replace the 2,166,527 warrants previously outstanding which expired on that date. These warrants expire on June 30, 2022.

At September 30, 2020, the Company had a total of 3,391,835 warrants outstanding.

2019 activity

The Company had 2,166,527 warrants outstanding at December 31, 2019. There were no warrants issued or exercised in 2019 and no warrants expired in 2019.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2018	2,166,527	$2.45	1.51	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at December 31, 2019	2,166,527	$2.45	0.51	$—
Granted	3,391,845	$1.31	4.89	$—
Exercised	—	$—		$—
Forfeited	2,166,527	$2.45		$—
Balance at September 30, 2020	3,391,845	$1.31	4.84	$—
Exercisable at September 30, 2020	3,391,845	$1.31	4.84	$—

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Transactions

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the fair value option subsection of Section 825–10–15, to be accounted for using the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Dynacap Group Ltd.

The Company paid $71,250 and $114,875 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the periods ended September 30, 2020 and 2019, respectively.

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total of $231,500 was carried by DynaMéxico as a Due to Non-Controlling Interest. This balance was removed as part of the elimination of the non-controlling interest in February 2020. At September 30, 2020 and December 31, 2019 the balance of Due to Non-Controlling interest was $0 and $231,500, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Concession Taxes

The Company is required to pay taxes in México in order to maintain mining concessions owned by DynaMéxico.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions and are adjusted annually for inflation.  Based on Management’s recent business activities and current and forward plans and considering expenditures on mining concessions from 2002 to 2017 and continuing expenditures in current and forward activities, the Company does not anticipate that DynaMéxico will have any difficulties meeting the minimum annual expenditures for the concessions ($388 – $2,400 Mexican Pesos per hectare). DynaMéxico retains sufficient carry-forward amounts to cover over 10 years of the minimum expenditure (as calculated at the 2017 minimum, adjusted for annual inflation of 4%).

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20-year land lease agreement. The 20 year land lease agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía was dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras of $1,359,443 Pesos (approx. $72,000 USD), commencing in 2014. The land lease agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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

Effective January 1, 2019, the Company adopted ASC 842, which requires recognition of a right-of-use asset and lease liability for all leases at the commencement date based on the present value of lease payments over the lease term. Additional qualitative and quantitative disclosures regarding the Company's leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the transition practical expedients that do not require reassessment of (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

The Company determines if a contract is or contains a lease at inception. As of September 30, 2020, the Company has two operating leases - a six- and one-half year lease for office space with a remaining term of thirty-six months and a twenty-year ground lease in association with its México mining operations with a remaining term of fourteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's promissory note interest rate.

The Company’s components of lease expense are as follows:

Period Ended Sept 30, 2020
Operating Lease – Office Lease	$63,060
Operating Lease – Ground Lease	64,568
Short Term Lease Costs	10,158
Variable Lease Costs	—
TOTAL	$137,786

 Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending September 30:

YEAR
2021	$174,459
2022	178,925
2023	123,773
2024	96,896
2025	99,803
Thereafter	787,682
Total	$1,461,538
Less Imputed Interest	(676,791)
RIGHT OF USE LIABILITY	$784,747

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

On August 24, 2017 a Federal Amparo Judge (“Juzgado de Distrito”) in the State of Vera Cruz, México, dismissed Goldgroup Resources Inc’s Amparo Trial Challenge to the $48M USD damages award previously granted in favor of DynaMéxico. Pursuant to the dismissal ruling, the $48M USD damages award, previously granted to DynaMéxico by the Thirty-Sixth Civil Court of the Superior Court of Justice of the Federal District of México on October 5, 2015, was effectively confirmed.

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

On July 3, 2019 an Official Ruling from The Supreme Court of México was issued to reject the Request of Goldgroup Resources Inc. (the “México Supreme Court Rejection to Goldgroup”). The Justices of the First Chamber of the Supreme Court of Justice of México issued a Rejection Notice to Goldgroup Resources Inc., “due to the lack of legitimacy presented by Goldgroup”; and in issuing the Rejection Notice to Goldgroup, the Supreme court thereby reverted the Amparo Appeal back to the México Circuit Court where the Official and Final Ruling from the México Circuit Court.

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

Legal Summary - Consequence of the DynaMéxico Final México Legal Ruling:

1.	The $48,280,808.34 USD damages award (dated October 05, 2015) in favor of DynaMéxico and against Goldgroup Resources Inc. is now Final. Goldgroup Resources’ challenge(s) to that award have been fully denied and the damages award is Final.
2.	On August 28, 2020, the Company filed in Dallas County, Texas a Petition for Recognition of the $48M USD Foreign Judgment, to be recognized in the U.S.
3.	On November 6, 2020, the Mexican courts ruled the $48M USD judgement could be transferred to the U.S.
4.	The Lien against the Shares of DynaMéxico owned by Goldgroup Resources Inc. (established October 5, 2016, the “Lien against Goldgroup Shares”) is now fully confirmed, Final, and enforceable.
5.	Ownership of the shares of DynaMéxico held by Goldgroup Resources (currently representing 20% of the outstanding shares of DynaMéxico) are subject to the Lien against Goldgroup Shares.

DynaResource Filed Appeal in US District Court – 10th Circuit

On August 10, 2020, DynaResource filed an Appeal Brief in US District Court – 10th Circuit challenging the March 25, 2020 Ruling of the US District Court.

United States District Court Denial of DynaUSA and DynaMéxico Motion to Alter or Amend Judgment

On March 25, 2020, the United States District Court for the District of Colorado denied the motion to alter or amend its judgment (confirming the August 2016 arbitration award), and denied DynaUSA and DynaMéxico’s motions for stay and judgment pending appeal and to waive or reduce supersedes bond.

Previously, on February 13, 2018, United States Magistrate Judge Kathleen M. Tafoya issued a thoughtful and well-reasoned formal Recommendation.

  In the formal Recommendation, Magistrate Judge Tafoya had recommended that the district court rule in favor of DynaResource and DynaResource de México, and the Recommendation requested the court to vacate the arbitration award.

On April 10, 2020, DynaUSA and DynaMéxico appealed the March 25, 2020 ruling to the Tenth Circuit Court of Appeals and in accordance with the requirements of the appeal, posted a cash bond of $1,111,111 which is being held with the court. This amount is included in the Current Asset section of the balance sheet.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2020	2019
Annual volatility rate	162%	144%
Risk free rate	0.13%	1.58%
Remaining Term	1.75 years	0.5 years
Fair Value of common stock	$1.00	$0.47

For the period ended September 30, 2020 and year ended December 31, 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the period ended September 30, 2020 and year ended December 31, 2019.

Period Ended	2020	2019
Fair value of derivative (stock), beginning of period/year	$37,038	$402,909
Change in fair value of derivative	878,793	(365,871)
Fair value of derivative on the date of extension	287,728	-
Fair value of derivative(stock), end of period/year	$1,203,559	$37,038

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2020	2019
Annual volatility rate	162%	144%
Risk free rate	0.13%	1.58%
Remaining Term	1.75 years	0.5 years
Fair Value of common stock	$1.00	$0.47

For the period ended September 30, 2020 and year ended December 31, 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the period ended September 30, 2020 and year ended December 31, 2019. Period Ended	2020	2019
Fair value of derivative (warrants), beginning of period/year	$49,066	$571,774
Change in fair value of derivative	865,984	(522,708)
Fair value of derivative on the date of issuance	400,766	—
Fair value of derivative(warrants), end of period/year	$1,315,816	$49,066

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2020	2019
Annual volatility rate	162%	—
Risk free rate	0.13%	—
Remaining Term	9.62 years	—
Fair Value of common stock	$1.00	—

For the period ended September 30, 2020 and year ended December 31, 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the period ended September 30, 2020 and year ended December 31, 2019.

Period Ended	2020	2019
Fair value of derivative (warrants), beginning of period/year	$—	$—
Change in fair value of derivative	811,990	—
Fair value of derivative on the date of issuance	409,998	—
Fair value of derivative(warrants), end of period/year	$1,221,988	$—

 NOTE 12 – NON-CONTROLLING INTEREST

The Company’s non-controlling interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% from then until February 24, 2020 when the minority interest was eliminated. Changes in Non-Controlling Interest for the nine months ended September 30, 2020 and year ended December 31, 2019, respectively were as follows:

	2020	2019
Beginning balance	$(5,723,663)	$(5,611,528)
Operating income (loss)	(61,589)	(62,511)
Share of Other Comprehensive Income (loss)	(11,669)	(49,624)
Elimination of Non-Controlling Interest	(5,796,921)	—
Ending balance	$-	$(5,723,663)

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

As of September 30, 2020, and December 31, 2019, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of and changes to the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at September 30, 2020 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$3,741,363	—	—	3,741,363
Totals	$3,741,363	$—	$—	$3,741,363
Fair Value Measurement at December 31, 2019 Using:
Assets:
None	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Liabilities:
Derivative Liabilities	$86,104	$—	$—	$86,104
Totals	$86,104	$—	$—	$86,104

NOTE 14 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the nine months ended September 30, 2020 and 2019, two and one customers accounted for 100% of revenue, respectively.

At September 30, 2020 and December 31, 2019, three and two customer accounted for 100% of accounts receivable, respectively.

NOTE 15 – NOTES PAYABLE

In June 2017, the Company entered into financing agreements for unpaid mining concession taxes for the period July 1, 2014 to December 31, 2015 in the amount of $533,580. The Company paid an initial 20% payment in the amount of $106,716 and financed the balance over 36 months at 18% interest.

In February 2018, the Company entered into a financing agreement for unpaid mining concessions taxes for the year ended December 31, 2016 in the amount of $552,990. The Company paid an initial payment of $110,598 and financed the balance over 36 months at 18%.

In June 2018, the Company entered into financing agreements for the unpaid mining concession taxes for the year ended December 31, 2017 and the period ending June 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% payment of $347,826 and financed the balance over 36 months at 21.84%

In February 2019, the Company entered into a financing agreement for unpaid mining concession taxes for the year ended December 31, 2018 in the amount of $335,350. The Company paid an initial 20% payment of $67,070 and financed the balance over 36 months at an interest rate of 21%.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the period ended September 30, 2020 and year ended December 31, 2019:

Balance December 31, 2018	$1,803,235
Exchange Rate Adjustment	73,314
Property Holding Taxes - Core Concessions	634,824
20% Down Payment	(126,965)
2019 Principal Payments	(111,977)
Balance December 31, 2019	2,272,431
Exchange Rate Adjustment	(334,572)
2020 Principal Payments	(40,085)
Balance September 30, 2020	$1,897,774

At September 30, 2020 future maturities of notes payable are as follows:

Year Ending September 30:
2021	$1,766,624
2022	123,467
2023	7,683
$1,897,774

note 16 – subsequEnt events

The Company has evaluated events from September 30, 2020, through the date whereupon the financial statements were issued, and has determined the below described events subsequent to the end of the period.

On November 6, 2020, the Mexican courts ruled the $48M USD judgement could be transferred to the U.S. to support the Company’s filing on August 28, 2020 when the Company filed a Petition for Recognition in the U.S. of the $48M USD Foreign Judgment.

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

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Quarterly Report on Form 10-Q is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the DynaMéxico 43-101 Mineral Resource Estimate compiled for DynaResource de Mexico SA de CV, under Canadian National Instrument 43-101 and filed by the Company with SEDAR, are not disclosed in this Form 10-Q. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

Company

The Company is a minerals investment, management, and exploration company, and is currently conducting test mining and pilot milling operations through an operating subsidiary in México, with specific focus on precious and base metals in México. The Company was incorporated in the State of California on September 28, 1937, under the name West Coast Mines, Inc. In November 1998, the Company re-domiciled from California to Delaware and changed its name to DynaResource, Inc. (“DynaUSA”).

We currently conduct operations in México through our operating subsidiaries. We currently own 100% of the outstanding shares of DynaResource de México, S.A. de C.V. (“DynaMéxico”). DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracía Property, in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracía Project, (“SJG Project”) under contract with DynaMéxico.

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

San Jose de Gracía - History

Historical production records from the SJG report 1,000,000 Oz gold production from a series of underground workings. The major areas report 471,000 Oz. produced at the La Purisima area of SJG, at an average grade of 66.7 g/t.; and 215,000 Oz. produced from the La Prieta area, at an average grade of 27.6 g/t. Mineralization at SJG has been traced on surface and underground over 15 sq. km.

DynaMéxico was formed in March 2000, for the purpose of acquiring the concessions comprising the SJG District, and to consolidate all ownership of SJG under DynaMéxico. DynaMéxico focused on acquisition and consolidation work through 2003, and reported a virtually clear title and consolidated ownership to the district at December 31, 2013.

Drilling – Exploration Programs (1997 – 2000)

A drill program was conducted at SJG in 1997 to 1998 by a prior majority owner. Approximately 6,172 meters drilling was completed in 63 core drill holes. Significant intercepts, including bonanza grades, outlined the down dip potential of the Northeast section (150 Meter NE to SW extent of the Drilling) of the Los Hilos to Tres Amigos Trend of SJG. Surface and underground sampling in 1999 to 2000 confirmed high grades in historic workings and surface exposures throughout the project area. These high grades outline the presence of mineralization shoots developed within the veins. The mineralized shoots appear to be controlled by dilatational jogs and/or vein intersections. A total of 544 samples were collected in 1999 to 2000, and assayed an average 6.51 g/t gold.

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
100% owner of the San Jose de Garcia Property;

Mineras de DynaResource, S. A. de C.V.:
100% Owned by DynaResource, Inc.;
Exclusive Operator of the San Jose de Gracía Project;
Entered into Exploitation Agreement (“EAA”) with
DynaMéxico (See EAA below);
Entered into a 20-year Surface Rights Agreement
with the Santa Maria Ejido (See Surface Rights Agreement below);

DynaResource Operaciones de	100% Owned by DynaResource, Inc.;
San Jose de Gracía, S.A. de C.V.:	Personnel Management Company at San Jose de Gracía;

Pilot Production Activities (2003 – 2006)

DynaMéxico, conducting operations through DynaMineras, mined high-grade veins at the San Pablo area of SJG from mid-2003 to June 2006. 18,250 Oz. gold was produced and sold from mill feed tonnage of 42,000 tones, at an average grade of approximately 15-20 g/t. Production costs were reported at approximately $175/Oz. gold in this small scale, pilot production operation (See results in table below). The pilot operations at SJG consisted of the installation of a gravity/flotation processing circuit to an existing mill, and initial test runs with tailings were completed in 2002. Actual test mining at the high-grade San Pablo area of the property commenced in March 2003.

Mined and Milled Tonnage	42,000 tones
Production (Oz Au)	18,250 Oz
Average Grade	15-20 g/t
Recovery Efficiency (Plant)	85%
Recovery in Concentrate (Sales)	90%
Production Cost (Average, 4 Years)	$175 / Oz

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

The veins at San Jose de Gracía have been historically mined for many years and historic mined volumes are not available. The one exception is the approximate 42,000 tons of ore processed by DynaMéxico during its pilot production activities in 2003-2006. The resource table is not adjusted for any historic mining. To validate that historic mining had not significantly reduced the resource, CAM reviewed the database for all assays greater than 1 gram per ton gold that were next to missing values at the bottom of drill holes. Only four assays satisfying this criterion were found, and on the basis of this review, Mr. Sandefur does not believe that significant mining has occurred within the volumes defined by the wireframes.

Servicios y Proyectos Mineros performed a database review and considers that a reasonable level of verification has been completed, and that no material issues have been left unidentified from the drilling programs undertaken.

DynaMéxico NI 43-101 Mineral Resource Estimate and DynaMéxico NI 43-101 Technical Report - Data Verification--Mr. Ramon Luna Espinoza (“Mr. Luna”) initially visited the San Jose de Gracía Project in November 2010, and conducted site inspections at SJG in November 2011 and January 2012. Mr. Sandefur conducted a site inspection of the SJG Project in January 2012. While at the Property in November 2011, Mr. Luna inspected the areas of Tres Amigos, La Prieta, Gossan Cap, San Pablo, La Union, and La Purisima, and historic mining sites. In January 2012, Mr. Sandefur and Mr. Luna inspected the areas of Tres Amigos, San Pablo, La Union, and La Purisima. Pictures of the areas were taken. Many of the drill pads for the drilling programs of 2007 to 2011 were clearly located and identified. Mr. Luna also inspected San José de Gracia’s core logging and storage facilities, the geology offices, the meteorological station, the plant nursery, and the mill. Mr. Sandefur also inspected San José de Gracia’s core logging and storage facilities.

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

Activities under Exploitation Amendment Agreement

In 2013, DynaMineras, in accordance with the terms of the Exploitation Amendment Agreement, commenced the rehabilitation of the San Pablo Mine and the refurbishment of the pilot production facility at SJG. DynaMéxico received permits as discussed above for the rehabilitation and operation of the pilot mill facility and the exploitation and mining of the San Pablo area of SJG. The basis for the mining activity and the operation of the pilot mill facility are the NI 43-101 Mineral Resource Estimate, the Technical Report, the block models prepared as a result of the recent drilling activity, and the production history of 2003-2006.

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

Capital Requirements

The mining industry in general requires significant capital in order to take a property from exploration, to development to production. These costs remain a significant barrier to entry for the average company but once in production, there is a ready market for the final products, in the case of SJG, the final product would be mainly gold, the price of which is determined by global markets, so there is not a dependence on a customer base.

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

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,380	$1,140	$1,265
2015	$1,303	$1,057	$1,175
2016	$1,366	$1,151	$1,251
2017	$1,379	$1,101	$1,236
2018	$1,355	$1,178	$1,288
2019	$1,546	$1,270	$1,393
2020 (Through November 4, 2020)	$2,067	$1,474	$1,755

Source: Kitco, Reuters and the London Bullion Market Association

On November 4, 2020, the afternoon fixing gold price on the London Bullion Market was $1,900 per ounce.

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

Project Improvements, Expansion and Increased Output (2017 to 2020)

The Company continues its business plan of operations at San Jose de Gracía, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production output. Since 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per day, to a current 200 tons per day, and during fiscal year 2019 the Company expects to achieve production output of 250 tons per day. (Note the Summary of Test Mining and Pilot Mill Operations for 2015, 2016, 2017, 2018, and 2019 below).

Since January 2017, the Company has expended over $12 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion;	$1,927,000
Tailings Pond Expansion	265,000
Machinery and Equipment	816,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigos	1,599,000
SJG Mining Concessions	1,342,000
Surface Rights and Permitting	238,000
Debt Retirement	237,000
Legal Fees	1,726,000
Total	$12,085,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The results of expensing all costs is that the Company has accumulated a net loss carry forward from Mexico operations of $33 million USD which amount is available to offset future taxable earnings.

Summary of Test Mining and Pilot Mill Operations for 2015 to 2019:

Year	Total Tones Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2015	7,180	8.30	78.0%	1,495	1,308
2016	33,172	12.70	79.7%	10,836	8,668
2017	35,170	12.95	85.00%	12,636	10,740
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
Total	193,591	9.46	84.56%	49,760	43,847

DynaMineras expects to continue to increase its test underground mining activity and pilot milling operations in 2020; and projects the increased output to 300 tons/day from the mine(s) and mill during 2020.

Test pilot operations in 2019 yielded 66,031 tons mined and processed from underground mining activity and pilot mill operations; and the production of approximately 10,646 gross Oz. Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 9,713 Oz. Au) contained in gold-silver concentrates, and the receipt of $11,612,722 in revenues from the sale of gold-silver concentrates.

Test pilot operations in 2018 yielded 52,038 tons mined and processed from underground mining activity and pilot mill operations; and the production of approximately 14,147 gross Oz. Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 13,418 Oz. Au) contained in gold-silver concentrates, and the receipt of $14,059,697 in revenues from the sale of gold-silver concentrates.

Summary of Test Mining and Pilot Mill Operations for the nine months ended September 30, 2020 and 2019:

	Total Tones Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)

Nine Months Ended September 30, 2020	26,525	5.54	86.98%	4,095	3,947
Nine Months Ended September 30, 2019	49,701	6.19	86.86%	8,585	7,719

Test pilot operations in Q1 2020 yielded 511 tons mined and another 8,097 tons of inventory for a total of 8,608 processed through mill operations; and the production of 772 gross Oz. Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 624 Oz. Au) contained in gold-silver concentrates, and the receipt of $414,044 in revenues from the sale of gold-silver concentrates.

There were no test pilot operations in Q2 2020.

Test pilot operations in Q3 2020 yielded 17,917 tons mined and processed through mill operations; and the production of 3,323 gross Oz. Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 3,947 Oz. Au) contained in gold-silver concentrates, and the receipt of $4,830,461 in revenues from the sale of gold-silver concentrates.

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

Wifley Shaking Table: The concentrate from the spirals feed the Wifley shaking table, producing a high-grade gravity concentrate. The high-grade gravity concentrate is bagged and shipped for sale. There are no chemicals present in the gravity concentrate. It is estimated that the gravity concentrate produced is approx. 40% of the total recovered gold; and estimated that a 300-400 g/t Au would be the final gravity concentrate grade.

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

The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of the SJG activities and personnel. These fee amounts are eliminated in consolidation. Other than those intercompany fees, the Company reported revenue of $5,245,096 and $9,160,057 for the nine months ended June 30, 2020 and 2019 respectively.

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

Results for the Nine Months Ended September 30, 2020 and 2019

DynaMineras conducted test mining and milling operations in the first quarters of 2020 and the first and second quarter of 2019. During the nine months ended September 30, 2020, the test mining and pilot milling operations have yielded the underground mining and mill processing of approximately 26,525 tons of mineralized material, the production of approximately 4,095 gross oz. Au (and net of weight and value adjustment) approximately oz. Au) contained in gold-silver concentrates. DynaMineras realized the receipt of $5,245,096 in revenues from the delivery and sale of gold-silver concentrates in the first six months of 2020. The Company ceased mining activity due to the low grade of the ore being mined from the current mine. The Company determined it was best to preserve its remaining cash resources and redirect mining efforts to the opening of the Tres Amigoes mine and the upgrade of the Company’s mill with a goal of achieving 300 tons of high grade production per day in the third quarter. The Company resumed mining and milling operations in July 2020. Therefore overall revenue and expenses related to mining and milling operations are significantly lower for the first six months of 2020 than the same period in 2019. Likewise mine expansion expenses are significantly higher.

REVENUE. Revenues for the nine months ended September 30, 2020 and 2019 were $5,245,096 and $9,160,057, respectively. Revenues for the three months ended September 30, 2020 and 2019 were $4,830,461 and $3,417,521. The YTD decrease is a result on the company’s shutdown of mining operations from March to June, 2020. The 41% increase for the 3rd quarter was due to the Company increased processing capacity from Mill expansion, the higher grade ore from the opening of the Tres Amigos mine and the increase in gold price

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the nine months ended September 30, 2020 and 2019 were $682,600 and $1,328,507 respectively. Production costs related to sales for the three months ended September 30, 2020 and 2019 were $471,025 and $472,053 respectively. The YTD decrease was due to the Company’s ceasing Mill operations from March to June to complete the facility upgrade.

MINE PRODUCTION COSTS. Mine production costs for the nine months ended September 30, 2020 and 2019 were $1,388,198 and $3,156,476 respectively. Mine production costs for the three months ended September 30, 2020 and 2019 were $854,297 and $1,306,831, respectively. These costs are directly related to the extraction of mine tonnage for processing. The decrease was due to the ceasing of mining operations from the end of March until July 2020. The Company resume mining in the third quarter of 2020 and produced 17,970 of ore for processing.

MINE EXPLORATION COSTS. Mine Explorations costs for the nine months ended September 30, 2020 and 2019 were $717,336 and $1,710,612 respectively. Mine exploration costs for the three months ended September 30, 2020 and 2019 were $676,511 and 193,397. These are the cost of extracting waste material to reach the materials to be extracted for processing. The decrease is due to the Company ceasing mining production at the end of March 2020 until July 2020 to preserve capital.

MINE EXPANSION COSTS. Mine expansion costs are the cost incurred in opening new areas to mining including the construction of mine infrastructure and expansion of mine support facilities. Mine expansion costs for the nine months ended September 30, 2020 and 2019 were $909,190 and $765,024, respectively. Mine expansion costs for the three months ended September 30, 2020 and 2019 were $0 and $166,820, respectively.  The 2020 cost is largely associated with opening of the Tres Amigos mine. The Company began active mining of the Tres Amigos mine in July 2020.

TRANSPORTATION. Transportation costs for the nine months ended September 30, 2020 and 2019 were $277,015 and $634,688, respectively. Transportation costs for the three months ended September 30, 2020 and 2019 were $201,281 and $196,533, respectively. These are the costs of transporting the product to the customer for treatment and sale. The Company shipped no concentrate after February 2020 until July 2020. The 2020 YTD reduction is due to the lack of ore produced in the second quarter.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the nine months ended September 30, 2020 and 2019 were $1,415,954 and $1,968,587, respectively. Camp, warehouse and support facility costs for the three months ended September 30, 2020 were $542,630 and $647,146, respectively. These are the support cost of the mining facilities including housing, food, security and warehouse operations. The decrease is due to the ceasing in mining activity and the reduced support required for the mine expansion work from March 2020 through June 2020. Cost in the 3rd quarter 2020 is consistent with cost of the prior year due to the return to full mining operations.

PROPERTY HOLDING COSTS. Property holding costs for the nine months ended September 30, 2020 and 2019 were $101,523 and $399,185, respectively. Property holding costs for the three months ended September 30, 2020 and 2019 were $33,394 and $292,956, respectively. These costs are concessions taxes, leases on land and other direct costs of maintaining the property. The year to date decrease is a result of final settlement of prior year concession taxes on the Francisco Arturo property and the reduction of the total concession area.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2020 and 2019 were $2,074,640 and $1,590,196, respectively. The above expenses exclude depreciation and amortization amounts of $2,437 and $2,442 for the nine months ended September 30, 2020 and 2019, respectively. General and administrative expense for the three months ended September 30, 2020 and 2019 were $557,069 and $546,919, respectively. The year to date increase was largely a result of legal fees associated with the Company’s successful recovery of the non-controlling stock and legal cost of the Company’s new financing.

OTHER INCOME (EXPENSE). Other income (expense) for the nine months ended September 30, 2020 and 2019 were $(4,339,841) and $261,625, respectively. Included in this category in 2020 is interest expense of $(753,453), change in derivative liability of $(2,556,767), other expenses of $(4,427) and currency transaction loss of $(1,025,194). Included in this category in 2019 were interest expense of $(462,133), other income of $770, change in derivative liability of $831,114 and currency transaction loss of $(108,126). The increase in interest expense is due to the Company’s increase in debt. The change in derivative liability is a result of the Company’s new financing and extension of warrants and stock conversion provisions previously expiring. See note 10 for details.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the nine months ended September 30, 2020 and 2019 were $61,589 and $164,824, respectively. The non-controlling interest portion of the net loss for the three months ended September 30, 2020 and 2019 were $0 and $133,974, respectively. The 2020 allocation includes only the non-controlling interest’s share of the net loss for January and February as the non-controlling interest was eliminated at the end of February.

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. For the nine months ended September 30, 2020 and 2019, the Company recorded a gain (loss) of $1,714,576 and $105,526, respectively, which were made up of unrealized losses on currency translation.

Liquidity and Capital Resources

As of September 30, 2020, the Company had negative working capital of $(5,314,294), comprised of current assets of $5,554,115 and current liabilities of $10,868,409. This represents an increase of $1,957,924 in the working capital (deficit) maintained by the Company of $(3,356,370) as of December 31, 2019, due primarily to an increase in the derivative liability

Net cash used by operations for the nine months ended September 30, 2020 was $4,333,881 compared with cash used by operations of $1,170,621 for the nine months ended September 30, 2019. This was primarily due to the company’s increase in operating loss as a result of the four month shutdown in mining operations.

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $0 and $0, respectively.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2020 and 2019 was $3,867,415 and $(132,658) respectively.

Non-controlling Interest

Under the terms of the Earn In Agreement (September 1, 2006 to March 15, 2011), Goldgroup Mining Inc. and its wholly owned subsidiary Goldgroup Resources, Inc. (Goldgroup), through 2010, had contributed capital to DynaMéxico in order to acquire 25% of the outstanding shares (a shareholder interest) of DynaResource de México, S.A. de C.V. (DynaMéxico). In March 2011, Goldgroup had contributed a total of $18M USD capital to DynaMéxico in order to acquire a total of 50% of the outstanding shares (a shareholder interest) of DynaMéxico. From March 2011 through May 2013, Goldgroup owned 50% of the outstanding shares of DynaMéxico, and since May 2013 to current date Goldgroup owns 20% of the outstanding shares of DynaMéxico. On February 24, 2020, the Company recovered the shares in partial satisfaction of the Company $48M judgment against Goldgroup and the non-controlling interest was eliminated from the Company’s financial statements. In the nine months ended September 30, 2020 and 2019 the loss attributable to Goldgroup was $61,589 and $164,824, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company did not have any off-balance sheet arrangements (as that phrase is defined by SEC rules applicable to this report) which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall 2015 at the rate of approximately 100 tons per day from the mine and approximately the same output at the Mill. Over the past 4 years, the Company has gradually increased its output to approximately 200 tons per day from the mines and Mill. In 2020, the Company projects to complete its phases of expansion to reach the output of approximately 300 tons per day from the mine and the Mill.

The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through 2020. In May 2020, the Company closed on $3.9M of financing. The Company used these proceeds to complete access to higher grade tonnage through the opening of the Tres Amigos Mine and completion of the upgrade of milling capacity to 300 tons a day.

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

As of September 30, 2020, and December 31, 2019 DynaMineras owed the Company $6,347,456 and $5,667,956, respectively.

As of September 30, 2020, and December 31, 2019 DynaMéxico owed the Company $4,030,000 and $4,030,000, respectively.

As of September 30, 2020, and December 31, 2019 DynaOperaciones owed the Company $225,000 and $225,000, respectively.

As of September 30, 2020, and December 31, 2019 DynaMéxico owed DynaMineras $2,273,500 and $2,273,500, respectively.

As of September 30, 2020, and December 31, 2019 DynaOperaciones owed DynaMineras $7,134,800 and $7,134,800, respectively.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding share capital of DynaNevada. DynaNevada is a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). In March 2010, DynaNevada de México completed the Option with IMMSA so that it now owns 100% of Santa Gertrudis. In June 2010, DynaNevada de México acquired an additional 6,000 Hectares in the State of Sinaloa (“the San Juan Property”). The Company has loaned additional funds to DynaNevada since 2010 for maintenance of concessions and other nominal required fees and expenses. The Company had $0 receivable from DynaResource Nevada, Inc. at September 30, 2020 and December 31, 2019 respectively. The Company has investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of September 30, 2020 and December 31, 2019, respectively.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for small reporting company

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that the company’s disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2020, our Chief Executive Officer and Chief Financial Officer as of the date of this Report, have concluded that as of the end of the period covered by this report, our internal control over financial reporting was not effective. We have identified two areas which contain material weaknesses. First, the size of the Company and inherent limitations in companies with limited accounting staff prevent the desired multiple checks and balances prior to processing daily operations. We need more compensating controls. Though adequate processes are in place and functioning, subsequent reviews are deemed necessary to identify unauthorized transactions. Secondly; the same inherent current limitation on company staffing requires specialized outside accounting assistance to implement additional procedures that are effective, and another review to the process, to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them. The material weaknesses identified will be addressed with the implementation of revised internal control procedures to be developed and approved by the Board of Directors. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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
  On August 28, 2020, the Company filed in Dallas County, Texas a Petition for Recognition of the $48M USD Foreign Judgment, to be recognized in the U.S.
  On November 6, 2020, the Mexican courts ruled the $48M USD judgement could be transferred to the U.S.
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

Summary of October 5, 2015 Ruling - Arbitration to Cease and Desist

On October 5, 2015, in an appellate ruling, the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), file number 1120/2014 declared, among other resolutions, that:

A.	The AAA must “cease and desist” from the arbitration proceeding;
B.	The AAA does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006; and
C.	The AAA does not have jurisdiction to hear disputes arising between shareholders of DynaMéxico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006

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

United States District Court Denial of DynaUSA and DynaMéxico Motion to Alter or Amend Judgment

On March 25, 2020, the United States District Court for the District of Colorado denied the motion to alter or amend its judgment (confirming the August 2016 arbitration award), and denied DynaUSA and DynaMéxico’s motions for stay and judgment pending appeal and to waive or reduce supersedes bond.

Previously, on February 13, 2018, United States Magistrate Judge Kathleen M. Tafoya issued a thoughtful and well-reasoned formal Recommendation.

  In the formal Recommendation, Magistrate Judge Tafoya had recommended that the district court rule in favor of DynaResource and DynaResource de México, and the Recommendation requested the court to vacate the arbitration award.

On April 10, 2020, DynaUSA and DynaMéxico appealed the March 25, 2020 ruling to the Tenth Circuit Court of Appeals and in accordance with the requirements of the appeal, posted a cash bond of $1,111,111 which is being held with the court.

DynaResource Filed Appeal in US District Court – 10th Circuit

On August 10, 2020, DynaResource filed an Appeal Brief in US District Court – 10th Circuit challenging the March 25, 2020 Ruling of the US District Court. (See Subsequent Events).

DynaResource Files Declaratory Relief in Dallas Texas State Court to Recognize $48M USD Judgment against Goldgroup Resources Inc. in the United States. (See Subsequent Events.)

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

Date:  November 19, 2020

