Form 10-K
period 2020-12-31
DYNARESOURCE INC
filed 2021-03-31
CIK 1111741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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

[X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer ☐	☐ (Do not check if a sm	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2020, was $9,588,482 based on the closing price of $0.78 per share as reported on the OTCQB.  For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 17,722,825 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (March 15, 2021).

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS—INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES

The Company is an “OTC Reporting Issuer” as that term is defined in BC Multilateral Instrument 51-105, Issuers Quoted in the U.S. Over-the-Counter Markets promulgated by the British Columbia Securities Commission. In Canada, an issuer is required to provide technical information with respect to mineralization, including reserves and resources, if any, on its mineral exploration properties in accordance with Canadian requirements, which differ significantly from the requirements of the United States Securities and Exchange Commission (the “SEC”) applicable to registration statements and reports filed by United States companies pursuant to the Securities Act or the Exchange Act. As such, certain disclosures of mineralization under Canadian standards may not be comparable to similar information made public by United States companies subject to the reporting and disclosure requirements of the SEC and not subject to Canadian securities legislation.

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

We currently own 80% of the outstanding shares of DynaMéxico, and DynaMéxico currently holds 20% of the outstanding shares of DynaMéxico. DynaMéxico owns 100% of the mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracía Property (“SJG”), in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracía Project, under contract with DynaMéxico. DynaMineras currently conducts test mining and pilot milling operations, and other exploration activities in México. The Company also has another wholly owned subsidiary, DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”). DynaOperaciones entered into a personnel management agreement with DynaMineras and, under the terms of that agreement, DynaOperaciones is the exclusive management company for registered employees.

Segment Information

Our only current operating segment is DynaMéxico.

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

During 2020, we reported the delivery and sale of 5,828 net Oz gold contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracía Property in México.

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

Gold and Silver Pilot Processing Methods

Gold and silver are extracted from mined mineralized material, by crushing, grinding, milling, and further by simple gravity and flotation recoveries. The mineralized material is extracted by underground mining methods. The processing plant at the San José de Gracía mine is composed of conventional crushing and grinding circuits, and with gravity and flotation recovery methods. The gravity and flotation concentrates are dewatered and shipped to purchasers in semi-truck trailers.

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

Mining Royalties.    In October 2013, the Mexican lower house passed a bill levying a tax-deductible mining royalty of 7.5% on earnings before the deduction of interest, taxes, depreciation and amortization, along with an additional 0.5% surcharge on precious metals revenue for mining companies. The effective date of the law was January 1, 2014. Although there are a few uncertainties surrounding the scope, calculation and enforcement of the royalty, based on the Company's current interpretation of the bill, the royalty or surcharge was not material for 2020.

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

2020 Forestry Law. The 2020 Forestry Law provides for general policies for the use and protection of the surface, and for plants, soil and trees. The regulation of the Forestry Law is with the Ministry of Environment and Natural Resources, with the assistance of PROFEPA.

Residues Law. The Residues Law, also known as Norm 141, provides for general policies for the deposit and storage of residue and waste. The regulation of the Residues Law is with the Ministry Of Environment and Natural Resources, with the assistance of PROFEPA.
The primary laws and regulations used by the State of Sinaloa, where our San Jose de Gracía property is located, in order to govern environmental protection for mining and exploration are: The General Law, the 2020 Forestry Law, Residues Law, as well as their specific regulations on air, water and residues, and the Mexican official norms (known as "NOM-120"). In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploitation and exploration stage. The time required to obtain the required permits is dependent on a few factors including the type of vegetation and trees impacted by proposed activities.

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

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the year ended December 31, 2020, the Company sold gold-silver concentrates to three purchasers.

Employees

As of December 31, 2020, we had 186 employees, including 182 employees based in México, and 4 in the United States. Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

ITEM 1A.          RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

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

DynaMéxico owns 100% of the mineral concessions at the SJG Property, and all mineral concessions are contiguous. The SJG Property is comprised of 33 concessions covering approximately 9,920 hectares (24,513 acres).

Current Mining Concessions - San José de Gracía
Claim Name	Claim Number	Staking date	Expiry	Hectares	Taxes / ha (pesos)
AMPL. SAN NICOLAS	183815	22/11/1988	21/11/2038	17.4234	111.27
AMPL. SANTA ROSA	163592	30/10/1978	29/10/2028	25.0000	111.27
BUENA VISTA	211087	31/03/2000	30/03/2050	17.9829	63.22
EL CASTILLO	214519	02/10/2001	01/10/2051	100.0000	31.62
EL REAL	212571	07/11/2000	07/11/2052	2038.0000	31.62
EL REAL 2	216301	30/04/2002	29/04/2052	280.1555	31.62
FINISTERRE FRACC. A	219001	28/01/2003	27/01/2053	18.7856	31.62
FINISTERRE FRACC. B	219002	28/01/2003	27/01/2053	174.2004	31.62
GUADALUPE	189470	05/12/1990	04/12/2040	7.0000	111.27
LA GRACIA I	215958	02/04/2002	01/04/2052	300.0000	31.62
LA GRACIA II	215959	02/04/2002	01/04/2052	230.0000	31.62
LA LIBERTAD	172433	15/12/1983	14/12/2033	97.0000	111.27
LA NUEVA AURORA	215119	08/02/2002	07/02/2052	89.3021	31.62
LA NUEVA ESPERANZA	226289	06/12/2005	05/12/2055	40.0000	7.6
LA UNION	176214	26/08/1985	25/08/2035	4.1098	111.27
LOS TRES AMIGOS	172216	27/10/1983	26/10/2033	23.0000	111.27
MINA GRANDE	163578	10/10/1978	09/10/2028	6.6588	111.27
NUEVO ROSARIO	184999	13/12/1989	12/12/2039	32.8781	111.27
PIEDRAS DE LUMBRE 2	215556	05/03/2002	04/03/2052	34.8493	31.62
PIEDRAS DE LUMBRE 3	218992	28/01/2003	27/01/2053	4.3098	31.62
PIEDRAS DE LUMBRE No.4	212349	29/09/2000	28/09/2050	0.2034	63.22
PIEDRAS DE LUMBRE UNO	215555	05/03/2002	04/03/2052	40.2754	31.62
SAN ANDRES	212143	31/08/2000	30/08/2050	385.0990	63.22
SAN JOSÉ	208537	24/11/1998	23/11/2048	27.0000	111.27
SAN MIGUEL (1)	183504	26/10/1988	25/10/2038	7.0000	111.27
SAN NICOLAS	163913	14/12/1978	13/12/2028	55.5490	111.27
SAN SEBASTIAN	184473	08/11/1989	07/11/2039	40.0000	111.27
SANTA MARIA	218769	17/01/2003	16/01/2053	4.2030	31.62
SANTA ROSA	170557	13/05/1982	12/05/2032	31.4887	111.27
SANTO TOMAS	187348	13/08/1986	12/08/2036	312.0000	111.27
TRES AMIGOS 2	212142	31/08/2000	30/08/2050	54.4672	63.22
FINISTERRE 4	231166	18/01/2008	17/01/2058	2142.1302	5.08
FRANCISCO ARTURO	230494	06/09/2007	27/03/2057	3,279.56
TOTAL				9,920.00

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $68,250USD as of December 31, 2020), commencing in 2014. Additionally, under the description of the 20 Year Land Lease, DynaMineras constructed a Medical Facility at SJG in year 2017.

The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining, pilot production and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

The Company expects DynaMineras will be successful in expanding the size and scope of the resources at SJG through continued drilling and development programs at San Pablo, Tres Amigos, La Ceceña, Palos Chinos, San Pablo East, La Purisima, and La Prieta. The Company expects extensions to mineralization in all directions and down dip from the main target areas.

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

Technical Report and Resource Estimate According to Canadian National Instrument 43-101 (2012)

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

ITEM 3.         LEGAL PROCEEDINGS

$48M Damages Award to DynaMéxico

On October 5, 2015, DynaMéxico was awarded in excess of US $48 million in damages from Goldgroup Resources, Inc. the subsidiary of Goldgroup Mining Inc. (“GGA.TO”), by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the damages award and the additional Resolutions are referred to as, the “October 5, 2015 Resolution”).
The October 5, 2015 Resolution also declared:

(a)	The AAA (American Arbitration Association) must “cease and desist” from the arbitration proceeding;
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

Rejection of Goldgroup Resources Inc. request to the Supreme Court of México

On July 3, 2019 an Official Ruling from The Supreme Court of México was issued to Reject the Request of Goldgroup Resources Inc. (the “México Supreme Court Rejection to Goldgroup”). The Justices of the First Chamber of the Supreme Court of Justice of México issued a Rejection Notice to Goldgroup Resources Inc., “due to the lack of legitimacy presented by Goldgroup”; and in issuing the Rejection Notice to Goldgroup, the Supreme court thereby reverted the Amparo Appeal back to the México Circuit Court.

Final Legal Ruling in México (DynaMéxico Final Legal Ruling)

On December 6, 2019 the 11th Federal Circuit Collegiate Court in México issued its Final Ruling (“the DynaMéxico Final Legal Ruling”). The DynaMéxico Final Legal Ruling denied the Amparo challenge of Goldgroup Resources Inc. The DynaMéxico Final Legal Ruling constitutes the Final Appeal of Goldgroup Resources Inc.; and is Not subject to further appeal or protest.

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

DynaMéxico Foreclosure and Recovery of All Remaining Shares of Goldgroup Resources

1.
On February 20, 2020, a México City court issued its Final Judgment, effectively foreclosing on all of the remaining shares in DynaMéxico held by Goldgroup Resources Inc. and awarding the shares to DynaMéxico (the “DynaMéxico Foreclosure Judgment”).
2.
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
3.
DynaUSA owns 80% of the outstanding shares of DynaMéxico. The remaining 20% of the outstanding shares of DynaMéxico are held by DynaMéxico as treasury shares.

DynaUSA and DynaMéxico file Recognition Claim in Dallas County, Texas to Recognize the $48M Foreign Judgment in the US.

On August 28, 2020 DynaUSA and DynaMéxico filed a Recognition Claim in Dallas County Texas USA, in order to register the $48M Foreign Judgment against Goldgroup Resources Inc. in the US.
On November 6, 2020, the Mexican courts ruled the $48M USD judgement could be transferred to the U.S. to support the Company’s filing of August 28, 2020.

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

Mercuria Energy Trading, S.A. (“Mercuria”) – Mercuria’s Failure to Perform

On December 8, 2019 Mercuria informed Mineras de DynaResource (“DynaMineras”) that it was terminating its mineral concentrates business. DynaMineras commenced delivery of Concentrates to Mercuria in February 2017.

On March 16, 2020 DynaMineras was notified by Counsel for the London Court of International Arbitration (“LCIA”) that Mercuria had filed a request for Arbitration.

On April 13, 2020, DynaMineras filed a response to Mercuria Energy Trading, S.A., claiming that Mercuria failed to perform numerous promises made to DynaMineras to advance funds in the amount of $1.5M USD.; and further challenging amounts payable claimed by Mercuria in the Arbitration.

The arbitration matter is in the disclosure phase.

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

On May 9, 2019, the United States district court for the district of Colorado confirmed the August 2016 Arbitration award against DynaResource, Inc. and DynaResource de México, S.A. de C.V.  The district court’s decision overruled the recommendation previously issued by the magistrate judge to sustain the DynaResource entities’ motion to vacate the arbitration award. Each of DynaResource, Inc. and DynaResource de México, S.A. de C.V. continues to exercise all its rights, as appropriate, including an appeal.

On March 25, 2020, the United States District Court for the District of Colorado denied the motion by DynaUSA and DynaMéxico to alter or amend its judgment (thereby confirming the August 2016 arbitration award), and denied DynaUSA and DynaMéxico’s motions for stay and judgment pending appeal and to waive or reduce supersedes bond.

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

Year ended December 31, 2020	Low	High
First Quarter	0.38	0.78
Second Quarter	0.47	0.58
Third Quarter	0.53	1.10
Fourth Quarter	0.70	1.00

Year ended December 31, 2019	Low	High
First Quarter	0.86	1.10
Second Quarter	0.74	1.22
Third Quarter	0.37	1.00
Fourth Quarter	0.26	0.60

As of February 29, 2021, there were outstanding 17,722,825 shares of our common stock, which were held by approximately 460 shareholders of record. This figure does not include shareholders that hold their shares in street name or with a broker.

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

During the fiscal years ended December 31, 2020 and 2019, no securities of the Company were authorized for issuance under equity compensation plans.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS—INFORMATION CONCERNING PREPARATION OF RESOURCE AND RESERVE ESTIMATES

The Company is an “OTC Reporting Issuer” as that term is defined in BC Multilateral Instrument 51-105, Issuers Quoted in the U.S. Over-the-Counter Markets promulgated by the British Columbia Securities Commission.

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

We currently conduct operations in México through our operating subsidiaries. We currently own 80% of the outstanding shares of DynaResource de México, S.A. de C.V. (“DynaMéxico”), and DynaMéxico currently holds 20% of its outstanding shares recovered from Goldgroup Resources Inc. DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracía Property, in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracía Project, under contract with DynaMéxico. DynaOperaciones is the exclusive management company for registered employees.

Project Improvements, Expansion and Increased Output (2017 To 2020)

The Company continues its business plan of operations at San Jose de Gracía, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces. Since January 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per 24-hour operating day, to a current 200 tons per 24-hour operating day, and during first quarter 2021 the Company expects to achieve production output of 300 tons per 24-hour operating day. (Note the Summary of Test Mining and Pilot Mill Operations for 2018 to 2021 below).

Since January 2017, the Company has expended over $13.1 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion:	$1,927,000
Tailings Pond Expansion	265,000
Machinery and Equipment	895,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigos	1,599,000
SIG Mining Concessions	1,340,000
Surface Rights and Permitting	238,000
Debt Retirement	484,000
Legal Fees	2,465,000

Total	$13,148,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The result of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of $37 million USD which is available to offset future taxable earnings.

Results for the Years Ended December 31, 2020 and 2019

Summary of Test Mining and Pilot Mill Operations for 2020, 2019 and 2018:

Year	Total Tons Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828

DynaMineras continued to increase its test underground mining activity and pilot milling operations in 2020; and projects the increased output from to 300 tons per 24-hour operating /day from the mine and mill during 2021.

Test pilot operations in 2020 yielded 44,218 Tons mined and processed from underground test mining activity and pilot milling operations; and the production of approximately 7,001 gross Oz Au, and net of dry weight adjustments at the buyer’s facilities, the production of approximately 5,828 Oz Au. The Company reports net revenue of $9,048,831 net of buyer’s price discount and refining and treatment costs.

Test pilot operations in 2019 yielded 66,031 Tons mined and processed from underground test mining activity and pilot milling operations; and the production of approximately 10,646 gross Oz Au, and net of dry weight adjustments at the buyer’s facilities, the production of approximately 9,713 Oz Au. The Company reports net revenue of $11,612,722 net of buyer’s price discount and refining and treatment costs. In February 2020 the Company transitioned mining activity from San Pablo to Tres Amigos in order to achieve the opening of the Tres Amigos Mine. The Company determined it was best to preserve its remaining cash resources and redirect mining efforts to the opening of the Tres Amigos mine and the upgrade of the Company’s mill with a goal of achieving 300 tons pilot mill production per 24-hour operating day. During this transition period, limited pilot milling operations were achieved. The Company resumed pilot milling operations in July 2020. Therefore, overall revenue and expenses related to mining and milling operations were significantly lower for the first six months of 2020 than the same period in 2019. Likewise, mine expansion expenses are significantly higher.

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2021; and projects the output of 300 tons per 24-hour operating day from the mine and mill in 2021.

REVENUE. Revenues for the years ended December 31, 2020 and 2019 were $9,048,831 and $11,612,722, respectively. The Company continued the test mining and pilot mill processing at San Jose de Gracía, including the production and sale of precious metals concentrates. The YTD decrease is a result on the company’s transition of test mining operations from San Pablo to Tres Amigos from March to June 2020. Revenue in the second half of the year increased over 2019 due to the increase in processing capacity from Mill expansion, the higher grade from the opening of the Tres Amigos mine and the increase in gold prices.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the years ended December 31, 2020 and 2019 were $1,166,135 and $1,666,521, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. This represents a decrease in the cost per ton of milling ore. The YTD decrease was due to the Company’s ceasing mill operations from March to June to complete the facility upgrade.

MINE PRODUCTION COSTS. Mine production costs for the years ended December 31, 2020 and 2019 were $2,370,972 and $3,557,850 respectively. These costs were directly related to the extraction of mine tonnage to be processed at the mill. The YTD decrease was a result of decreased tonnage mined.

MINE EXPLORATION COSTS. Mine exploration costs for the years ended December 31, 2020 and 2019 were $1,610,747 and $1,486,037, respectively. These were the costs of extracting waste material to reach the materials to be extracted for processing. The YTD increase was a result of opening the Tres Amigos mine.

MINE EXPANSION COSTS: Mine expansion costs for the years ended December 31, 2020 and 2019 were $909,190 and $689,405, respectively. These were the costs associated with the expansion of the mining facilities and the cost associated with preparing the Tres Amigos for production.

TRANSPORTATION. Transportation costs for the years ended December 31, 2020 and 2019 were $528,423 and $816,504, respectively. These were the costs of transporting the product to the customer for treatment and sale. The decrease is consistent with the overall decrease in production.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the years ended December 31, 2020 and 2019 were $2,036,610 and $2,547,910, respectively. These were the support costs of the mining facilities including housing, food, security and warehouse operations. The decrease was a result of decreased activity at the camp during the shutdown of mining activity.

PROPERTY HOLDING COSTS. Property holding costs for the years ended December 31, 2020 and 2019 were $137,377 and $446,806, respectively. These costs were concessions taxes, leases on land and other direct costs of maintaining the property. The 2019 costs included settlement of prior year’s concession for an amount in excess of the accrual. The current year costs consist only of core concessions and the reduced area of the Francisco Arturo concession.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the years ended December 31, 2020 and 2019 were $2,996,073 and $2,053,083 respectively. These were the costs of operating the Company not directly associated with the mine operations including management, accounting, and legal expenses. The year-to-date increase was largely a result of legal fees associated with the Company’s successful recovery of the non-controlling stock and legal cost of the Company’s new financing.

OTHER INCOME (EXPENSE). Other income for the years ended December 31, 2020 and 2019 was $(2,685,878) and $793,803 respectively. Included in this category in 2020 was interest expense of $(1,133,360), change in derivative of $(1,186,964), currency transaction loss of $(361,127), and other expense of $(4,427). Included in this category in 2019 was interest expense of $(492,907), other income of $970, change in derivative liability of $888,579 and currency transaction gain of $397,161. The increase in derivative liability is the result of the extension of stock warrants and the issuance of new convertible debt and stock warrants as part of the Golden Post financing. Likewise, the increase in interest expense is reflective of the Company’s increase in debt.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the years ended December 31, 2020 and 2019 was $61,589 and $62,511, respectively. This represented the non-controlling interest share of Dyna México’s loss. The 2020 allocation included only the non-controlling interest’s share of the net loss for January and February as the non-controlling interest was eliminated at the end of February.

OTHER COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the years ended December 31, 2020 and 2019 consisted of unrealized currency gains (losses) of $100,582 and $(970,981), respectively. The YTD decrease is due to the variances in the peso exchange rates throughout the two years.

Liquidity and Capital Resources

As of December 31, 2020, the Company had working capital of $(5,778,992), comprised of current assets of $6,818,412 and current liabilities of $12,597,404. This represented a decrease of $2,422,622 from the working capital maintained by the Company of $(3,356,370) as of December 31, 2019. The primary reason for the decrease was the increase in derivative liabilities associated with the Company’s new financing.

Net cash provided by (used in) operations for the year ended December 31, 2020 was $(2,421,108) compared to $(1,321,360) in the year ended December 31, 2019. The decrease is primarily the result of the Company’s increase in operating loss as a result of the Company’s suspension of production mining and pilot milling operations during the first half of the year.

Net cash provided by (used) in investing activities for the years ended December 31, 2020 and 2019 was $0 and $0, respectively. In 2020 and 2019 expenditures necessary for the expansion of mining operations totaling $168,806 and $639,199, respectively which would normally have been included in this category were expenses due to the company’s lack of proven and probable reserves.

Net cash provided by (used in) financing activities for the year ended December 31, 2020 was $3,594,323 compared to $(111,977) for the year ended December 31, 2019. The increase represents the net proceeds from the Company’s Golden Post financing.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall 2015 at the rate of approximately 100 tons per 24-hour operating day from the mine and approximately the same output from the processing plant. Over the past five years, the Company has gradually increased its output to approximately 200 tons per 24-hour operating day from the mines and processing plant. In 2021, the Company projects to complete its phases of expansion to reach the output of approximately 300 tons per 24-hour operating day from the mine and the processing plant.

The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones, receive monthly fees for management of SJG activities and personnel. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through 2021.

Capital Expenditures

The Company’s primary activities relate to the test mining and pilot milling operations of the SJG property through its 100% owned operating subsidiary, DynaMineras. DynaMineras is conducting activities at SJG under the terms of the Exploitation Amendment Agreement (the “EAA”, or “operating agreement”) with DynaMéxico.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding shares of DynaNevada. DynaNevada is therefore a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). The Company had a receivable from DynaResource Nevada, Inc. of $71,465 and $73,976 at December 31, 2020 and 2019 respectively. The Company has an investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of December 31, 2020 and 2019, respectively.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated into and forming an integral part of this Form 10-K are the audited financial statements for the Company for the years ended December 31, 2020 and 2019. The financial statements as of December 31, 2020 of the Company included in this Form 10-K have been audited by Armanino LLP, an independent registered public accounting firm, as set forth in their report. The financial Statements as of December 31, 2019 have been audited by Whitley Penn LLP, an independent registered public accounting firm, as set forth in their report.

Financial Statements included in the Form 10-K:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2020 and 2019
Consolidated Statement of Changes in Stockholders’ (Deficit) for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
Notes to the Consolidated Financial Statements for the Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders DynaResource, Inc.
Irving, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DynaResource, Inc. (the "Company") and subsidiaries as of December 31, 2020, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Prior Period Financial Statements

The financial statements of DynaResource, Inc. as of December 31, 2019, were audited by other auditors whose report dated June 9, 2020, and expressed an unmodified opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Liabilities
As described in Note 11 to the consolidated financial statements, the derivative liabilities represent the embedded conversion features of the Series C Preferred Stock and Series D Convertible Notes Payable. The Company has classified the derivative liabilities as Level 3 liabilities and the fair value of the liabilities are evaluated each reporting period. As of December 31, 2020, the derivative liabilities were $2,371,560. The derivative liabilities include both quantitative and qualitative components. The calculation of the fair value of the derivative liabilities used a Black-Scholes pricing model. Key components of the fair value calculation included: the annual volatility rate, the risk-free rate, the remaining term, and the fair value of the underlying common stock.

The principal considerations for our determination that performing procedures relating to the fair value of the derivative liabilities is a critical audit matter is: there was significant judgment and estimation used by management in determining the fair value of the derivative liabilities, which led to an increased level of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained relating to the derivative liabilities, including the qualitative component.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included documenting the control environment in which judgements were made. These procedures also included, testing the reasonableness of the assumptions management used in the Black-Scholes pricing model, recalculating the change in fair value, and performing a stress-test on the assumptions.

ArmaninoLLP
Dallas, Texas
We have served as the Company's auditor since 2020.

March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DynaResource, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DynaResource, Inc. and subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the
“financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We served as the Company’s auditor from 2018 to 2020.

/s/ Whitley Penn LLP

Dallas, Texas
June 9, 2020

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 and 2019

	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,504,016	$354,572
Accounts receivable	840,743	1,103,205
Inventories	603,967	523,089
Foreign tax receivable	2,179,914	1,297,387
Appeal bond	1,111,111	—
Other current assets	578,661	336,969
Total current assets	6,818,412	3,615,222

Property and Equipment (net of accumulated
depreciation of $113,176 and $109,927)	5,978	9,227
Operating lease	735,220	812,861
Mining concessions	4,132,678	4,132,678
Investment in affiliate (at cost)	70,000	70,000
Other assets	95,380	99,223

TOTAL ASSETS	$11,857,668	$8,739,211

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,274,011	$2,059,429
Accrued expenses	3,385,093	1,775,404
Customer advances	2,500,000	1,000,000
Due to non-controlling interest	—	231,500
Derivative liabilities	2,371,560	86,104
Current portion of convertible notes payable	—	112,500
Current portion of operating lease payable	82,733	69,146
Current portion of long-term debt	1,984,007	1,637,509
Total current liabilities	12,597,404	6,971,592

Convertible notes payable - Series D (net of amortized discount of $755,214 and $0)	3,264,786	—
Convertible notes payable - Series I & II, less current portion	543,279	765,879
Operating lease payable, less current portion	685,951	768,684
Long term debt, less current portion	97,428	634,922

TOTAL LIABILITES	17,188,848	9,141,077

Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 and 1,733,221 shares Authorized, issued and outstanding	4,337,480	4,333,053
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 40,000,000 and 25,000,000 shares authorized
17,722,825 and 17,722,825 issued and outstanding	177,228	177,228
Preferred rights	40,000	40,000
Additional paid-in-capital	50,407,333	56,622,159
Treasury stock, 516,480 and 778,980 shares	(1,474,486)	(2,223,891)
Accumulated other comprehensive income	438,092	325,841
Accumulated deficit	(59,256,828)	(53,952,594)
Total DynaResource Inc. Stockholders' Equity (Deficit)	(9,668,660)	988,744
Non-Controlling Interest	—	(5,723,663)
TOTAL STOCKHOLDERS’ DEFICIT	(9,668,660)	(4,734,919)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,857,668	$8,739,211

The accompanying notes are an integral part of these consolidated financial statements.

         DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
REVENUE	$9,048,831	$11,612,722
COSTS AND EXPENSES OF MINING OPERATION
Production cost applicable to sales	1,166,135	1,666,521
Mine production costs	2,370,972	3,557,850
Mine exploration costs	1,610,747	1,486,037
Mine expansion costs	909,190	689,405
Camp, warehouse and facilities	2,036,610	2,547,910
Transportation	528,423	816,504
Property holding costs	137,377	446,806
General and administrative	2,966,073	2,053,083
Depreciation and amortization	3,249	3,255
TOTAL OPERATING EXPENSES	11,728,776	13,267,371
NET OPERATING LOSS	(2,679,945)	(1,654,649)

OTHER INCOME (EXPENSE)
Foreign currency gains (loss)	(361,127)	397,161
Interest expense	(1,133,360)	(492,907)
Derivatives mark-to-market gain (loss)	(1,186,964)	888,579
Other income (expense)	(4,427)	970
TOTAL OTHER INCOME	(2,685,878)	793,803

NET LOSS BEFORE TAXES	(5,365,823)	(860,846)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(5,365,823)	$(860,846)

DEEMED DIVIDEND FOR SERIES C PREFERRED	(173,499)	(173,320)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	61,589	62,511

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,477,733)	$(971,655)

EARNINGS PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic and Diluted loss per common share	$(0.31)	$(0.05)
Weighted average shares outstanding - Basic	17,722,825	17,722,825

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	100,582	(970,981)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	100,582	(970,981)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(5,265,241)	$(1,831,827)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$(5,191,983)	$(1,719,692)
NON-CONTROLLING INTEREST	$(73,258)	$(112,135)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred A		Common
	Shares	Amount	Shares	Amount	Preferred Rights	Preferred Amount	Paid in Capital	Treasury Shares	Treasury Amount	Other Comp Income	Accumulated Deficit	Non Controlling Interests	Totals

Balance, December 31, 2018	1,000	$1	17,722,825	$177,228	0	$40,000	$56,622,159	$778,980	$(2,223,891)	$1,247,198	$(53,154,259)	$(5,611,528)	$(2,903,092)

Other Comprehensive Income (Loss)										(921,357)		(49,624)	(970,981)

Net Income (Loss)											(798,335)	(62,511)	(860,846)

Balance, December 31, 2019	1,000	$1	17,722,825	$177,228	0	$40,000	$56,622,159	$778,980	$(2,223,891)	$325,841	$(53,952,594)	$(5,723,663)	$(4,734,919)

Treasury Stock Issued for Services							(649,405)	(262,500)	749,405				100,000

Other Comprehensive Income										112,251		(11,669)	100,582

Net Income (Loss)											(5,304,234)	(61,589)	(5,365,823)

Elimination of Non-Controlling Interest							(5,565,421)					5,796,921	231,500

Balance, December 31, 2019	1,000	$1	17,722,825	$177,228	0	$40,000	$50,407,333	$516,480	$(1,474,486)	$438,092	$(59,256,828)	$0	$(9,668,660)

 The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss	$(5,365,823)	$(860,846)
Adjustments to reconcile net loss to cash used in operating activities
Change in derivatives	1,186,964	(888,579)
Depreciation and amortization	3,249	3,255
Amortization of loan discount	343,279	—
Stock issued for services	100,000	—
Non-dilution stock issuance	4,427	—
Change in operating assets and liabilities
Accounts receivable	262,462	(28,481)
Inventories	(80,878)	1,065,689
Foreign tax receivable	(882,527)	(451,823)
Appeal bond	(1,111,111)	—
Other assets	(237,849)	33,153
Operating lease assets	77,641	(812,861)
Accounts payable	214,582	990,056
Accrued expenses	1,633,622	(458,753)
Customer advances	1,500,000	(750,000)
Lease liabilities	(69,146)	837,830
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,421,108)	(1,321,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	4,020,000	—
Payments of convertible notes	(359,033)	—
Payments of long-term debt	(66,644)	(111,977)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,594,323	(111,977)

Effects of foreign currency exchange	(23,771)	(897,667)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,149,444	(2,331,004)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	354,572	2,685,576
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,504,016	$354,572

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$206,642	$196,327
Cash paid for income taxes	$—	$—
NON-CASH TRANSACTION
Conversion of accounts payable to long-term debt	$—	$507,859
Accrued interest rolled into notes payable	$23,933	$40,254

 The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de México S.A. de C.V., chartered in México (“DynaMéxico”).  This Company was formed to acquire, invest in and develop resource properties in México. DynaMéxico owns a portfolio of mining concessions that currently includes its interests in the San José de Gracía Project (“SJG”) in northern Sinaloa State, México. The SJG District covers 9,920 hectares (24,513 acres) on the west side of the Sierra Madre mountain range. The Company currently owns 80% of the outstanding capital of DynaMéxico. DynaMéxico currently holds 20% of the Shares of DynaMéxico as treasury shares, after complete foreclosure and recovery of those shares on February 20, 2020 from Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver, BC (“Goldgroup”).

In 2005, the Company formed DynaResource Operaciones de San Jose De Gracía S.A. de C.V. (“DynaOperaciones”) as an operating subsidiary to manage registered employees, and acquired effective control of Mineras de DynaResource, S.A. de C.V. (formerly Minera Finesterre S.A. de C.V., “DynaMineras”). The Company owns 100% of DynaMineras and 100% of DynaOperaciones.

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

Use of Estimates

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determines whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from the resolution currently anticipated by management and on which the financial statements are based.

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

Non-Controlling Interest

The Company’s subsidiary, DynaResource de México S.A. de C.V, was 20% owned by Goldgroup Resources, Inc. until February 20, 2020 when the Company recovered the shares as partial satisfaction of a legal judgement. See Note 10 for further details.

The Company accounted for this outside interest as a “non-controlling interest” through February 2020. A 20% share of operating income (loss) and comprehensive income (loss) was allocated to the non-controlling interest through the date of the recovery of the shares.

Investments in Affiliates

The Company owns a 19.95% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”. The Company accounts for this investment using the cost basis. The Company has significant influence over DynaNevada, but not control, due to the lack of a majority voting interest in the entity. DynaNevada has been dormant for several years. DynaUSA has no plan or intention of future funding with DynaNevada nor are any other transactions with DynaNevada contemplated at this time. The Company therefore accounts for this investment using the cost basis. The investment was $70,000 and $70,000 at December 31, 2020 and 2019, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2020, the Company had $1,507,278 of deposits in U.S. Banks in excess of the FDIC limit.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of December 31, 2020, and 2019, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered to the company in Mexico and paid by the company.  Under certain circumstances, these taxes are recoverable by filing a tax return and application for reimbursement.  IVA Amounts charged to and paid by the company are recorded and carried as receivables until the funds are collected by the company.  The total amounts of the IVA receivable as of December 31, 2020 and December 31, 2019 were $2,179,914 and $1,297,387, respectively.

Inventories

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories were $603,967 and $523,089 as of December 31, 2020 and December 31, 2019, respectively.

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
As of December 31, 2020, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracía Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

Technical Report and Resource Estimate According to Canadian National Instrument 43-101 (2012)

In 2012, DynaMéxico commissioned Servicios y Proyectos Mineros (“SPM”) for the production of Technical Report 43-101 (“43-101”) at San Jose de Gracía. Additionally, DynaMéxico commissioned Mr. Robert Sandefur, a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”) to produce a mineral resource estimate for the 4 main vein systems at the property.

Property and Equipment

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

Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. As no proven and probable reserves have been established on any of the Company's properties, design, construction and development costs are not capitalized at any of the Company's properties, and accordingly, substantially all costs are expensed as incurred, resulting in the Company reporting larger operating expenses than if such expenditures had been capitalized. Additionally, the Company does not have a corresponding depreciation or amortization of these costs going forward since these expenditures were expensed as incurred as opposed to being capitalized. As a result of these and other differences, the Company's financial statements may not be comparable to the financial statements of mining companies that have established reserves as defined in Industry Guide 7.

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracía Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of December 31, 2020, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,919 hectares at the San Jose de Gracía property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

The recoverability of the book value of each property is assessed annually for indicators of impairment such as adverse changes to any of the following:

●	estimated recoverable ounces of gold, silver or other precious minerals;
●	estimated future commodity prices;
●	estimated expected future operating costs, capital expenditures and reclamation expenditures.

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis is completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of December 31, 2020, and 2019, no indications of impairment existed.

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

Pre-Pilot Production Costs

During 2016, the Company conducted rehabilitation activity at the San Pablo mine and refurbished the Pilot Mill Facility at San Jose de Gracía and, in general prepared for test mining and pilot milling (“Pilot Production”) Operations. The costs associated with the rehabilitation, preparation, clean up and facilitation of this process were expensed as pre-pilot production costs.

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

Transactions in and Translations of Foreign Currency

The functional currency for the subsidiaries of the Company is the Mexican Peso. As a result, the financial statements of the subsidiaries have been translated from Mexican Pesos into U.S. dollars using (i) year-end exchange rates for balance sheet accounts, and (ii) the weighted average exchange rate of the reporting period for all income statement accounts. Foreign currency translation gains and losses are reported as a separate component of stockholders’ equity and comprehensive income (loss).

The financial statements of the subsidiaries should not be construed as representations that Mexican Pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.
Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the years ended December 31, 2020 and 2019 (Mexican Pesos per one U.S. dollar):

		Dec 31, 2020	Dec 31, 2019
Current exchange rate	Pesos	19.91	18.86
Weighted average exchange rate for the period ended	Pesos	21.47	19.25

The Company recorded currency transaction gains (losses) of $(361,127) for the year ended December 31, 2020 and $397,161 for the year ended December 31, 2019.

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

Income from the Company’s subsidiaries in México are taxed in accordance with applicable Mexican tax law.

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
The amount of revenue recognized is initially recorded on a provisional basis based on the contract price and the estimated metal quantities based on assay data. The revenue is adjusted upon final settlement of the sale. The chief risk associated with the recognition of sales on a provisional basis is the fluctuations between the estimated quantities of precious metals based on the initial assay and the actual recovery from treatment and processing.
As of December 31, 2020, there are $2,500,000 in customer deposit liabilities for payments received during the period for contracts expected to be settled in 2021.
During the years ended December 31, 2020 and December 31, 2019 there was $0 and $1,750,000 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer due to order cancellation.

As of and for the year ended December 31, 2020 and December 31, 2019, there are no deferred contract costs or commissions.

We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the concentrate.

Stock-Based Compensation

The Company accounts for stock options at fair value as prescribed in ASC 718 “Compensation – Stock Compensation”. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

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

The Company had 3,391,855 warrants outstanding at December 31, 2020 which upon exercise, would result in the issuance of 3,391,855 shares of common stock. Of these warrants 2,166,527 were exercisable at $2.05 per share and 1,225,308 were exercisable at $.01 per share. The Company also had convertible debt instruments as of December 31, 2020 which, upon conversion at valuations from $2.00 to $2.50 per share, would result in the issuance of 2,227,312 shares of stock.

The Company had 2,166,527 warrants outstanding at December 31, 2019 exercisable at $2.50 per share, which upon exercise, would result in the issuance of 2,166,527 shares of common stock. The Company also had convertible debt instruments as of December 31, 2019 which, upon conversion at a valuation of $2.50 per share, would result in the issuance of 335,250 shares of stock.

Due to the Company’s net loss fully diluted weighted number of common shares outstanding and diluted earnings per share are the same under United States GAAP.

	Years ended December 31
	2020	2019
Net loss attributable to common shareholders	$(5,477,733)	$(971,655)
Shares:
Weighted average number of common shares outstanding, Basic	17,722,825	17,722,825

Weighted average number of common shares outstanding, Diluted	17,722,825	17,722,825

Basic loss per share	$(0.31)	$(0.05)

Diluted loss per share	$(0.31)	$(0.05)

Related Party Transactions

FASB ASC 850 "Related Party Disclosures" requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recently Issued Accounting Pronouncements

Leases
In February 2016, FASB issued ASU 2016-02— Leases (Topic 842). The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. As such, The Company was required to adopt these provisions as of the fiscal year beginning on January 1, 2019. The Company elected the available practical expedients and adopted ASC 842 effective January 1, 2019, prospectively. The adoption of this standard resulted in the initial recognition of right-of-use assets and lease liabilities of $878,605 and $891,023, respectively, with no material impact on the results of operations and cash flows. See Note 10 for additional information regarding our leases.

NOTE 2 – INVENTORIES

The Company commenced underground test mining and pilot milling activities (“pilot production”) in the 2nd quarter of 2014. Rehabilitation of the San Pablo Mine and refurbishing of the Pilot Mill Facility and construction of the adjacent tailings pond continued through 2016. Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or flotation feed material). Inventory balances as of December 31, 2020 and December 31, 2019, respectively, were as follows:

	2020	2019

Mined Tonnage, Gold-Silver Concentrates, and/or Gravity Tailings (Flotation Feed Material)	$603,967	$523,089
Total Inventories	$603,967	$523,089

NOTE 3 – PROPERTY AND EQUIPMENT

Property consists of the following at December 31, 2020 and December 31, 2019:

	2020	2019

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation and amortization	(113,176)	(109,927)
Total Property	$5,978	$9,227

The Company purchased no equipment during the years ended December 31, 2020 and 2019, respectively.

Depreciation and amortization has been provided over each asset’s estimated useful life.  Depreciation and amortization expense was $3,249 and $3,255 for the years ended December 31, 2020 and 2019 respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the San Jose de Gracía (“SJG”) concessions. Mining Concessions were $4,132,678 and $4,132,678 at December 31, 2020 and December 31, 2019, respectively.
There was no depletion expense for the years ended December 31, 2020 and 2019.

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

On December 31, 2010, the Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 of cash and the remainder being unproven mining properties. Subsequent, to the exchange management determined the investment to be impaired due to lack of development of the properties and incurred a charge to the income statement. Management estimated the value of the Company’s DynaNevada shares as of December 31, 2020 and December 31, 2019 to be $70,000 and $70,000, respectively.

At December 31, 2020 and December 31, 2019, the Company had a receivable from DynaNevada de México of $71,465 and $73,976, respectively for working capital advances. These amounts are included in Other Assets in the accompanying consolidated balance sheets.

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

The Notes originally matured on December 31, 2015. As of December 31, 2018, seven of the Series I Notes totaling $646,875 had subsequently been extended to December 30, 2019. On December 31, 2019, the Company entered into agreements to extend seven outstanding notes totaling $646,875 plus accrued interest totaling $34,277 for new total notes of $691,152 until December 31, 2020. At December 31, 2019 Series I Notes remained outstanding with a total balance of $691,152.

On March 31, 2020 the Company entered into agreements to extend the seven outstanding notes totaling $691,152 plus accrued interest totaling $21,286 for a new total of $702,438 until June 30, 2022. At December 31, 2020 one note for $246,533 was paid off leaving six Series I Notes remaining outstanding with a total balance of $455,905 The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

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

The Notes originally matured on December 31, 2015. On December 31, 2019 the Company entered into agreements to extend the two notes totaling $78,750 plus accrued interest of $5,977 for total new notes of $84,757 to December 31, 2020. One note for $112,500 was not extended and was past due as of December 31, 2019. At December 31, 2019 three Series II notes remained outstanding for $197,226.

On March 31, 2020 the Company entered into agreements to extend the two notes totaling $84,726 plus accrued interest of $2,648 for total new notes of $87,374 to June 30, 2022. One note for $112,500 was not extended and was paid off in May 2020. At December 31, 2020 two Series II notes remained outstanding for $87,374. The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $2.50 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring one year from their conversion date.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The cumulative tax effect at the expected tax rate of 21% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2020 and December 31, 2019 are as follows:

Deferred Tax Asset Related to:
	2020	2019
Prior Year	$13,780,730	$13,343,134
Tax (Expense) Benefit for Current Year	953,120	437,596
Expiration of NOL Carryforward Period	(1,260,850)	-
Total Deferred Tax Asset	13,473,000	13,780,730
Less Valuation Allowance	(13,473,000)	(13,780,730)
Net Deferred Tax Asset	$-	$-

For Financial Reporting Purposes Income (Loss) Before Taxes includes the following components:
	2020	2019
United States	$(3,955,124)	$(928,078)
Foreign	(1,410,699)	67,232
	$(5,365,823)	$(860,846)

The Expense (Benefit) for Taxes Consist of the Following
Current
Federal	-	-
State	-	-
Foreign	-	-
	-	-

Deferred and Other
Federal	$(486,441)	$(454,164)
State	-	-
Foreign	(466,679)	16,808
	(953,120)	(437,356)

Total Tax Expense (Benefit)	(953,120)	(437,356)
Change in Valuation Allowance	953,120	437,356
Net Tax Expense (Benefit)	$-	$-

The Company's Income Tax Expense (Benefit) Differ from the Statutory Rate of 21% due to the following:

	2020	2019
Tax (Expense) Benefit at Statutory Rate	$(1,126,823)	$(180,778)
Foreign Tax Rate Differential	(126,963)	(34,434)
Permanent Differences
Stock Issued for Services	21,000
Change in Derivative Liability	249,262	(222,145)
Amortization of Loan Discount	72,089
Other	(41,685)
Change in Valuation Allowance	953,120	437,356
Provision for Income Tax Expense (Benefit)	$-	$-

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $52,800,000 at December 31, 2020 and will expire as follows:

United States Expiring 2029 through 2038	$18,500,000
United States indefinite carry forward period	7,800,000
Foreign expiring from 2020 to 2021	26,500,000
Total	$52,800,000

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2020.

On December 11, 2013, the Mexican government enacted a tax reform that increased the effective tax rate applicable to the Company's Mexican operations. The law, effective January 1, 2014, increased the future corporate income tax rate to 30%, created a 10% withholding tax on dividends paid to non-resident shareholders and created a new Extraordinary Mining duty which is equal to 0.5% of gross revenues from the sale of gold, silver and platinum. Furthermore, the reform introduced a Special Mining Duty of 7.5%. The Special Mining Duty is deductible for income tax purposes. The Special Mining Duty is generally applicable to earnings before income tax, depreciation, depletion, amortization and interest. There will be no deductions related to development type costs, but exploration and prospecting costs are deductible when incurred. Certain non-deducted exploration expenditures incurred prior to January 1, 2014 are also deductible in the calculation of the Special Mining Duty. For the years ended December 31, 2020 and 2019, the Company had no taxes payable under the 7.5% Special Mining Duty.

The Company or its subsidiaries file income tax returns in the United States and México. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States:   Three years after utilization of Net Operating Loss Carryforward
México:            2016 to 2020

The Company recognizes interest and penalties related to UTBs on the interest expense line and other expense line of the accompanying consolidated statement of operations. Accrued interest and penalties are included in the related liability lines in the accompanying balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which one thousand (1,000) shares shall be designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of December 31, 2020, 15,265,008 of Preferred stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At December 31, 2020 and December 31, 2019, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares were convertible to common shares at $2.50 per share, through June 30, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. The Dividend is calculated at 4.0% of $4,337,480 payable annually on June 30. At December 31, 2020 dividends for the years 2017 to 2020 totaling $693,459 were in arrears.

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

b)
A Common Stock Purchase Warrant (the “Golden Post Warrant”) for the purchase of 2,166,527 shares of the Company’s Common Stock, at an exercise price of $2.50 per share, and expiring June 30, 2020. The anti-dilution protections contained in the terms of the Series C Preferred are essentially replicated in the Golden Post Warrant. The expiration of the Golden Post Warrant was extended on May 14, 2020, pursuant to an additional financing agreement with Golden Post.

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

Additional Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company, and with Shareholders of DynaResource, Inc.

On May 14, 2020, the Company closed an additional financing agreement with Golden Post, and with certain individual shareholders of DynaUSA (“DynaUSA Shareholders”), and related agreements. A summary of the transactions and related agreements are set forth below:

1.
Pursuant to the May 14, 2020 Note Purchase Agreement (the “NPA”) among the Company, Golden Post Rail, LLC (the “Lead Purchaser”), and the other parties listed on Exhibit A thereto (the “Remaining Purchasers”):
●
Golden Post acquired the following securities:
(a)
A convertible promissory note (the “Golden Post Note”) payable to Golden Post in the principal amount of $2,500,000, bearing interest at 10%, and maturing two years from the date of execution. One half of the principal amount of the Golden Post Note, or $1,250,000, has been fully funded in accordance with an agreed-upon draw summary and budget. The balance of the principal amount will also be funded in accordance with agreed-upon draw summaries and the budget. The Golden Post Note is convertible, at the option of Golden Post, into shares of Series D Senior Convertible Preferred Stock (the “Series D Preferred”) at a conversion price of $2.00 per share; and
(b)
A common stock purchase warrant (the “2020 Warrant”) for the purchase of 783,976 shares of the Company’s common stock, at an exercise price of $0.01 per share, and maturing on the 10-year anniversary of the date of issuance. The 2020 Warrant contains anti-dilution provisions; and
●
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

2.
Also pursuant to the NPA, the Company and the Lead Purchaser have agreed to amend the common stock purchase warrant dated June 30, 2015 (the “2015 Warrant”), issued to the Lead Purchaser in connection with that certain Securities Purchase Agreement dated as of May 6, 2015. The 2015 Warrant contemplates the purchase, upon exercise, of 2,166,527 shares (subject to adjustment) of the Company’s common stock and matured June 30, 2020 (the “Termination Date”). The amendment to the 2015 Warrant provides that, following the expiration of the 2015 Warrant pursuant to its terms, the Company will issue to the Lead Purchaser a new warrant (the “New Warrant”), substantially in the same form of the 2015 Warrant, for the number of shares of the Company’s common stock that went unexercised on the Termination Date, if any. The New Warrant has a maturity date of June 30, 2022.
3.
As part of the transaction contemplated by the NPA, the Company executed an Amended and Restated Registration Rights Agreement pursuant to which Golden Post may require the Company to register the shares of common stock which may be issued upon (i) the conversion of the Series C Senior Convertible Preferred Stock (“Series C Preferred”), (ii) the conversion of the Series D Preferred, and (iii) the shares of common stock issuable upon the exercise of the 2015 Warrant, the 2020 Warrant, and a compensatory warrant issued to the Lead Purchaser on May 13, 2020 (described below under the heading “Compensatory Issuances”), including any additional shares of common stock issuable pursuant to anti-dilution provisions of such securities.
4.
Pursuant to the transaction contemplated by the NPA, the Company agreed to call a special meeting of Company stockholders, to be held not later than July 14, 2020, to solicit stockholder approval of (a) an amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 40,000,000 shares, and (b) an amendment of the Certificate of Designations of the Series C Preferred, in order to (a) extend the maturity date of the Series C Preferred by an additional two (2) years, (ii) add an equity cap in respect of the conversion of Series C Preferred into common stock of the Company, and (iii) add certain restrictions on the ability of the Company to issue Series C Preferred.
The special meeting was properly called and held on July 13, 2020, whereby Company stockholders confirmed approval for each item referenced in item 4 above.
5.
Compensatory Issuances. On May 13, 2020, one business day prior to the NPA, the Company issued to the Lead Purchaser the following: (i) a common stock purchase warrant for 2,306 shares, at an exercise price of $0.01 per share, and maturing on the 7-year anniversary of the date of issuance (the “Compensatory Warrant”); and (ii) 1,771 shares of Series C Preferred Shares. These issuances were occasioned by the Company’s obligations under the Securities Purchase Agreement dated as of May 6, 2015.
6.
In order to accommodate the issuance of the additional 1,771 shares of Series C Preferred, on May 13, 2020 the Company filed with the Secretary of State of Delaware a Certificate of Increase of Series C Senior Convertible Preferred Stock, to increase the number of shares of preferred stock designated as Series C Preferred from 1,733,221 shares to 1,734,992 shares (“Certificate of Increase”).

(1)
Also, on May 13, 2020, the Company filed with the Secretary of State of Delaware a Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series D Senior Convertible Preferred Stock, contemplating the authorization of 3,000,000 shares of Series D Preferred (“Certificate of Designation”).

The sale of the Golden Post Note, the Remaining Notes, the 2020 Warrant, the Remaining Purchasers Warrants, the Compensatory Warrant, and the Series C Preferred was made pursuant to a privately negotiated transaction that did not involve a public offering of securities and, accordingly, the Company believes that the transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. Each investor represented that it (A) is an “accredited investor” and (B) has such knowledge and experience in financial and business matters that the investor is capable of evaluating the merits and risks of acquiring the securities acquired by such investor. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities. On May 14, 2020 in connection with the Series D Convertible Note financing, the expiration date for the Series C Preferred Shares and the Golden Post warrants were extended to June 30, 2022. In addition, a new derivative liability was incurred due to the issuance of warrants for kicker shares at December 31, 2019 the total derivative liability was $86,104 which included $37,038 for the Series C Preferred shares, and $49,066 in connection with the Golden Post Warrants. At December 31, 2020 the total derivative liability was $2,371,560 which included $601,313 for the Series C Preferred Shares, and $817,613 in connection with the Golden Post Warrants and $952,634 in connection with the Series D Convertible Note Kicker Warrants. The deemed dividend for the years ending December 31, 2020 and December 31, 2019 was $173,499 and $173,320 respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount on the accompanying consolidated statements of income (loss).

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2019	$4,333,053

Issuances at Fair Value, Net of Issuance Costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	4,427
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, December 31, 2020	$4,337,480

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock, the 1,734,992 shares designated as Series C Preferred Shares and 3,000,000 shares designated as Series D Preferred Shares, the Company is authorized to issue an additional 15,265,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2020 and December 31, 2019, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2020 and December 31, 2019, there were 17,722,825 and 17,722,825 shares outstanding, respectively. No dividends were paid for the years ended December 31, 2020 and 2019, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracía Pilot Production Plant and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 30, 2020, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2020 and 2019, respectively

Stock Issuances

There were no issuances of common stock during the years ending December 31, 2020 and December 31, 2019.

Treasury Stock

No treasury shares were issued or acquired during the year ended December 31, 2019. At December 31, 2019, 778,980 treasury shares were outstanding.

During the year ending December 31, 2020, 262,500 treasury shares were transferred for services provided to the Company. At December 31, 2020, 516,480 treasury shares remained outstanding.

Warrants

2020 Activity

On May 13, 2020 the Company issued 2,306 warrants to purchase shares of common stock with an exercise price of $.01per share related to anti-dilution provisions of the Series C preferred stock. These warrants expire on May 13, 2027.
On May 14, 2020, the Company issued 1,223,002 warrants to purchase shares of common stock with an exercise price of $.01 per share as kicker shares as part of the Series D note agreements. These warrants expire on May 14, 2030.
On June 30, 2020, as part of the Series D note agreement the Company issued 2,166,527 warrants to purchase shares of common stock with an exercise price of $2.05 per share to replace the 2,166,527 warrants previously outstanding which expired on that date. These warrants expire on June 30, 2022.

At December 2020, the Company had a total of 3,391,835 warrants outstanding.

2019 Activity

The Company had 2,166,527 warrants outstanding at December 31, 2019. There were no warrants issued or exercised in 2019 and no warrants expired in 2019.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2019	2,166,527	$2.45	0.51	$-
Granted	3,391,835	$1.31	4.89	$-
Exercised	-	$-		$-
Forfeited	2,166,527	$-		$-
Balance at December 31, 2020	3,391,835	$1.31	4.34	$-
Exercisable at December 31, 2020	3,391,835	$1.31	4.34	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Transactions

Dynacap Group Ltd.

The Company paid $114,250 and $146,125 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the years ended December 31, 2020 and 2019, respectively.

Advances from Goldgroup Mining Inc. (“Goldgroup”) to DynaMéxico

In 2014, Goldgroup advanced $111,500 to DynaMéxico and in 2013 Goldgroup advanced $120,000 USD to DynaMéxico. This total of $231,500 was carried by DynaMéxico as a Due to Non-Controlling Interest. This balance was removed as part of the elimination of the non-controlling interest in February 2020. At December 31, 2020 and December 31, 2019, the balance of Due to Non-Controlling interest was $0 and $231,500, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Concession Taxes

The Company is required to pay taxes in México in order to maintain mining concessions owned by DynaMéxico.  Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held.  The minimum expenditures are calculated based upon the land area, as well as the age of the concessions.  Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions and are adjusted annually for inflation.  Based on Management’s recent business activities and current and forward plans and considering expenditures on mining concessions from 2002-2017 and continuing expenditures in current and forward activities, the Company does not anticipate that DynaMéxico will have any difficulties meeting the minimum annual expenditures for the concessions ($388 – $2,400 Mexican Pesos per hectare). DynaMéxico retains sufficient carry-forward amounts to cover over 10 years of the minimum expenditure (as calculated at the 2017 minimum, adjusted for annual inflation of 4%).

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

The Company determines if a contract is or contains a lease at inception. As of December 31, 2020, the Company has two operating leases - a six- and one-half year lease for office space with a remaining term of twenty-four months and a twenty-year ground lease in association with its México mining operations with a remaining term of thirteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Year Ended December 31, 2020
Operating Lease – Office Lease	$84,431
Operating Lease – Ground Lease	86,091
Short Term Lease Costs	12,730
Variable Lease Costs	—
TOTAL	$183,252

 Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00%
Weighted Average Discount Rate – Operating Leases	12.50%
Estimated future minimum lease obligations are as follow for the years ending December 31:
YEAR
2021	$174,911
2022	179,377
2023	101,499
2024	96,896
2025	99,803
Thereafter	787,681
Total	$1,440,167
Less Imputed Interest	(671,483)
RIGHT OF USE LIABILITY	$768,684

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

$48M USD Damages Awarded to DynaMéxico in México Litigation

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

On July 3, 2019 an Official Ruling from The Supreme Court of México was issued to Reject the Request of Goldgroup Resources Inc. (the “México Supreme Court Rejection to Goldgroup”). The Justices of the First Chamber of the Supreme Court of Justice of México issued a Rejection Notice to Goldgroup Resources Inc., “due to the lack of legitimacy presented by Goldgroup”; and in issuing the Rejection Notice to Goldgroup, the Supreme court thereby reverted the Amparo Appeal back to the México Circuit Court where the Official and Final Ruling from the México Circuit Court was issued.

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

1.
On February 20, 2020, a México City court issued its Final Judgment, effectively foreclosing on all of the remaining shares in DynaMéxico held by Goldgroup Resources Inc. and awarding the shares to DynaMéxico (the “DynaMéxico Foreclosure Judgment”).
2.
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
3.
DynaUSA owns 80% of the outstanding shares of DynaMéxico; DynaMéxico holds 20% of the outstanding shares of DynaMéxico as treasury shares.

DynaUSA and DynaMéxico file Recognition Claim in Dallas County, Texas to Recognize the $48M Foreign Judgment in the US.

On August 28, 2020 DynaUSA and DynaMéxico filed a Recognition Claim in Dallas County Texas USA, in order to register the $48M Foreign Judgment against Goldgroup Resources Inc. in the United States.

On November 6, 2020, the Mexican courts ruled the $48M USD judgement could be transferred to the U.S. to support the Company’s filing of August 28, 2020.

Appeal of U.S. Arbitration Award and Posting of Appeal Bond

On March 25, 2020, the United States District Court for the District of Colorado denied the motion by DynaUSA and DynaMéxico to alter or amend its judgment (thereby confirming the August 2016 arbitration award), and, denied DynaUSA and DynaMéxico’s motions for stay and judgment pending appeal and to waive or reduce supersedes bond.

On April 10, 2020, DynaUSA and DynaMéxico appealed the March 25, 2020 ruling to the Tenth Circuit Court of Appeals and in accordance with the requirements of the appeal, posted a cash bond of $1,111,111 which is being held with the court.

Mercuria Energy Trading, S.A. (“Mercuria”) – Mercuria’s Failure to Perform

On December 8, 2019 Mercuria informed Mineras de DynaResource (“DynaMineras”) that it was terminating its mineral concentrates business. DynaMineras commenced delivery of Concentrates to Mercuria in February 2017.

On March 16, 2020 DynaMineras was notified by Counsel for the London Court of International Arbitration (“LCIA”) that Mercuria had filed a request for Arbitration.

On April 13, 2020, DynaMineras filed a response to Mercuria Energy Trading, S.A., claiming that Mercuria failed to perform numerous promises made to DynaMineras to advance funds in the amount of $1.5M USD.; and further challenging amounts payable claimed by Mercuria in the Arbitration.

The arbitration matter is in the disclosure phase.

Litigation

The Company believes that no material adverse change will occur as a result of the legal actions taken, and the Company further believes that there is little to no potential for the assessment of an adverse material monetary judgment against the Company for legal actions it has filed in México. Further, the Company believes there is no legal basis for which to conduct arbitration proceedings.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of the conversion feature of the Series C Preferred Stock based on the assumptions below:

	2020	2019
Annual volatility rate	156%	144%
Risk free rate	0.13%	1.58%
Remaining Term	1.50 years	0.5 years
Fair Value of common stock	$0.78	$0.47

For the years ended December 31, 2020 and 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.
The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2020 and 2019.

Period Ended	2020	2019
Fair value of derivative (stock), beginning of period/year	$37,038	$402,909
Change in fair value of derivative	276,547	(365,871)
Fair value of derivative on the date of extension	287,728	-
Fair value of derivative(stock), end of period/year	$601,313	$37,038

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2020	2019
Annual volatility rate	156%	144%
Risk free rate	0.13%	1.58%
Remaining Term	1.50 years	0.5 years
Fair Value of common stock	$0.78	$0.47

For the years ended December 31, 2020 and 2019, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.
The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2020 and 2019.

Period Ended	2020	2019
Fair value of derivative (warrants), beginning of period/year	$49,066	$571,774
Change in fair value of derivative	367,781	(522,708)
Fair value of derivative on the date of issuance	400,766	—
Fair value of derivative(warrants), end of period/year	$817,613	$49,066

Series D Notes Kicker Warrants

As discussed in Note 8, the Company analyzed the conversion features of the Series D Notes and determined that the Warrants qualified as a derivative liability. The fair value was required to be allocated among the notes, conversion features, and the warrants, and then remeasured at each reporting date. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series D Warrants based on the assumptions below:

2020
Annual volatility rate	156%
Risk free rate	0.13%
Remaining Term	10.00 years
Fair Value of common stock	$0.78

For the year ended December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.
The below table represents the change in the fair value of the derivative liability during the year ended December 31, 2020.

Period Ended	2020
Fair value of derivative (warrants), beginning of period/year	—
Fair value of derivatives on date of issuance	$409,998
Change in fair value of derivatives	542,636
Fair value of derivative(warrants), end of period/year	$952,634

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% until February 24, 2020 when the minority interest was eliminated. Changes in Non-Controlling Interest for the years ended December 31, 2020 and 2019, respectively were as follows:

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

As of December 31, 2020, and December 31, 2019, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at December 31, 2020 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities	$2,371,560	—	—	2,371,560
Totals	$2,371,560	$—	$—	2,371,560
Fair Value Measurement at December 31, 2019 Using:
Liabilities:
Derivative Liabilities	$86,104	—	—	86,104
Totals	$86,104	$—	$—	86,104

NOTE 14 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the twelve months ended December 31, 2020 and 2019, three and two customers accounted for 100% of revenue, respectively.

At December 31, 2020 and 2019, four and two customers accounted for 100% of accounts receivable, respectively.

NOTE 15 – NOTES PAYABLE

In June 2017, the Company entered into financing agreements for unpaid mining concession taxes on the Francisco Arturo mining concession for the period July 1, 2014 to December 31, 2015 in the amount of $533,580. The Company paid an initial 20% payment in the amount of $106,716 and financed the balance over 36 months at 18% interest.

In February 2018 the Company entered into a financing agreement for unpaid mining concessions taxes on the Francisco Arturo mining concession for the year ended December 31, 2016 in the amount of $552,990. The Company paid an initial payment of $110,598 and financed the balance over 36 months at 18%.

In June 2018 the Company entered into financing agreements for the unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2017 and the period ending June 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% payment of $347,826 and financed the balance over 36 months at 21.84%

In February 2019 the Company entered into a financing agreement for unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2018 in the amount of $335,350. The Company paid an initial 20% payment of $67,070 and financed the balance over 36 months at an interest rate of 21%.

In June 2018, the Company applied for a reduction of the Francisco Arturo mining concession, from 69,121 hectares to 3,280 hectares. On July 31, 2018, The application for reduction was approved and the Company paid an initial amount of 985,116 MNP (Pesos), for the second semester 2018 mining concessions taxes on the reduced Francisco Arturo mining concession. The Company continues to accrue an amount of $22,500 (USD) per semester on the reduced Francisco Arturo mining concession.

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda for a reduction in the liability equal to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes at unpaid principal amount and accrues interest on a monthly basis. At December 31, 2020 $675,606 of accrued interest on the notes was included in accrued liabilities on the consolidated balance sheet.

In October 2019 the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the years ended December 31, 2020 and 2019:

Balance December 31, 2018	$1,803,235
Exchange Rate Adjustment	73,314
Property Holding Taxes - Core Concessions	634,824
20% Down Payment	(126,965)
2019 Principal Payments	(111,977)
Balance December 31, 2019	2,272,431
Exchange Rate Adjustment	(124,352)
2020 Principal Payments	(66,644)
Balance December 31, 2020	$2,081,435

At December 31, 2020 future maturities of notes payable are as follows:

Year Ending December 31:
2021	$1,984,007
2022	97,428
$2,081,435

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2020, through the date whereupon the financial statements were issued, and has described below the events subsequent to the end of the period.

Termination of Sales Agreement

On January 6, 2021 Mineras de DynaResource SA de CV terminated its sales agreement with a major customer.

$48M First Amended Petition and Recognition Claim Filed in Dallas County, Texas USA

On February 4, 2021 DynaUSA and DynaMéxico filed its First Amended Petition for Recognition of the $48M Foreign Judgment against Goldgroup Resources Inc. in the US.

Revolving Credit Line Facility

On February 4, 2021 Mineras de DynaResource SA de CV (“Seller”) entered into a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL"), with a commercial buyer. Under the terms of the RCL:

●
The Company will deliver 100% of its produced concentrates to the buyer and provider of the RCL, through December 31, 2022; unless extended by the Company;
●
An initial RCL has been established by buyer in the amount of $3.75M USD;
●
At May 1, 2021, the RCL will be increased to an amount equal to 80% of prior 3 month’s revenue;
●
Each successive month, the RCL shall be adjusted according to the company’s prior 3 month’s revenue;
●
The RCL shall never be less than $3.75M USD;
●
The RCL will be interest free for 45 days;
●
The RCL is to be repaid through deliveries of Concentrates or Cash within 120 days;

Deposits under Revolving Credit Line Facility

Under the terms of the RCL, Mineras de DynaResource received the following advances from Buyer:

(1)
$2.5M on February 4, 2021; and,
(2)
$3.75M on March 31, 2021.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2020. Based on its evaluation, our management concluded that, as of December 31, 2020, our internal control over financial reporting were effective.

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

Changes in Internal Controls over Financial Reporting

We added additional internal controls to mitigate the material internal control weaknesses reported in the 2019 10K. These additional controls consist of an additional review during the consolidation and SEC reporting process to review for items capitalized in the operating subsidiaries which must be expensed for SEC reporting due to the lack of proven and probable reserves.

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

Name	Age	Position	Held Since
K. W. (“K.D.”) Diepholz	63	Chairman of The Board	May 1995
222 W. Las Colinas Blvd Suite 1910 N. Tower		CEO/President; CFO; Treasurer;	May 1997 May 1997
Irving, Texas 75039
Dr. Jose Vargas Lugo	60	Director of Operations - México, President - México	August 2011
Enrique Dunant Y5 de Mayo #963		Director;	August 2013
Fracc, Los Parques
Guamuchil, Sin CP 81460

Pedro Ignacio Teran Cruz Sierra Grande #134	61	Executive Vice President, Director of Exploration and Resource Development;	2008-2013;
Fraccionamiento Lomas de Mazatlán, Mazatlán, Sinaloa 82110		Board Member	March 2016 – Oct. 2020
John C. Wasserman	81	Independent Director	December, 2014
222 W. Las Colinas Blvd.
Suite 1910 North Tower
Irving, Texas 75039

Dale G. Petrini 222 W. Las Colinas Blvd.	66	Independent Director	December 2016
Suite 1901 North Tower
Irving, TX. 75039

Philip K. Rose	32	Independent Director	July 2015
222 W. Las Colinas Blvd.
Suite 1910 North Tower
Irving, TX. 75039

Bradford J. Saulter	61	Vice President – Investor Relations	May 1998
7618 Straits Lane
Rowlett, Texas 75088

Rene L.F. MladosichSierra Grande	58	General Manager at San Jose de Gracía	October 2019
Sierra Grande #134
Fraccionamiento Lomas de
Mazatlán, Sinaloa 82110

Praxedis Martinez	73	Senior Consultant – Plant Operations	July 2017
Sierra Grande #134
Fraccionamiento Lomas de
Mazatlán, Sinaloa 82110

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

Mr. Mladosich holds a B.S. degree from the University of Sonora, where he was awarded First of the Class 6 times; and Mr. Mladosich studied 1 year of metallurgy in the Master’s Degree work program at the University. Mr. Mladosich speaks fluent Spanish and English and has studied French under the French Embassy Program in Mexico.

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

Praxedis Martinez Ramos Company, Mining and ore sales, ore concentration and concentrates sales. Mine plant equipment fabrication. Metallurgical consulting and laboratory testing. Mineral Perlite expansion, January 1974 – July 1993, during this time, in society with Mr. José Luis Martínez, we exploited 6 different mines located in Zacatecas, Durango, and Coahuila States, in one of them we operated a flotation plant. In some of these mines the ore was sold as extracted to the Met-Mex Peñoles Smelter in Torreón; from some other mines the ore would be concentrated in custom flotation plants and the concentrates then sold to the Smelter; and in other cases, the ore was concentrated in our own plant, a small shop for Mine Plant Equipment was started and operated, a Mineral Perlite expansion furnace was set up, and continued working until Dec. 2003.

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
2. Had any conviction in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3. Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
4. Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed suspended or vacated.

ITEM 11.         EXECUTIVE COMPENSATION

The following officers received the following compensation for the years ended December 31, 2020 and 2019. These officers(*) do not have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation *
K.W. (“K.D.”) Diepholz,	2020	$250,000	None	None	None	None	None	None
CEO/President	2019	$250,000	None	None	None	None	None	None

Dr. Jose Vargas Lugo; EVP.,	2020	$75,507	None	None	None	None	None	None
President of México Operation	2019	$90,000	None	None	None	None	None	None

Eduardo Luna	2019	$27,778	None	None	None	None	None	None
Sr. Advisor to
President of Mineras de DynaResource

Rene L.F. Mladosich;	2020	$101,890	None	None	None	None	None	None
GM of San Jose de Gracía Project	2019	$40,000	None	None	None	None	None	None

Pedro Ignacio Teran Cruz,	2020	$52,073	None	None	None	None	None	None
Dir. of Exp. and Dev.	2019	$120,000	None	None	None	None	None	None

Bradford J. Saulter	2020	$90,000	None	None	None	None	None	None
VP., Investor Relations	2019	$90,000	None	None	None	None	None	None

David Orta	2019	$24,000	None	None	None	None	None	None
Controller Dyna USA
* As disclosed in the financial statements, the Company paid consulting fees to Dynacap Group, Ltd.

		Option Awards				Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) un-exercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested

K.W. (“K.D.”) Diepholz	None	None	None	N/A	N/A	None
CEO/President

Dr. Jose Vargas Lugo	None	None	None	N/A	N/A	None
President of México Operations

Rene L.F. Mladosich	None	None	None	N/A	N/A	None
GM of San Jose de Gracía Project (2016-2017; 2019)

Pedro Ignacio Teran Cruz; Dir. of Expl.	None	None	None	N/A	N/A	None

David Orta	None	None	None	N/A	N/A
Controller Dyna USA						None

Bradford J. Saulter	None	None	None	N/A	N/A	None

John C. Wasserman	None	None	None	N/A	N/A	None

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of common stock of the Company as of December 31, 2020.  The following table sets forth the information based on 17,722,825(1) common shares issued and outstanding (1) as of December 31, 2020.

COMMON STOCK	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	222 W. Las Colinas Blvd. Suite 1910 North Tower Irving, Texas 75039	1,865,100	10.52%
Common Stock	Mineras de DynaResource SA de CV.	CP 82110, Mazatlán, Sinaloa, México	504,300	2.85%
Common Stock	Gareth Nichol	Denver, Colorado	2,333,333	13.17%
Common Stock	Dr. Jose Vargas Lugo EVP, Director	Plutarco Elías Calles 47 Guamúchil Sin. Mex. 81450	274,508	1.55%

Common Stock	Pedro I. Teran Cruz EVP; Director	Hermosillo, Sonora México	37,500	0.21%
Common Stock	Bradford J. Saulter VP., Investor Relations	222 W. Las Colinas Blvd. Suite 1910 North Tower Irving, Texas 75039	124,439	0.70%
Common Stock	John C. Wasserman Director;	Waterville, Ohio 43566	134,389	0.76%
Common Stock	Dale G. Petrini Director	Houston, Texas 77027	156,330	0.88%
**	Philip A. Rose (2) Director	Westlake, Texas

	All Officers, Directors and Beneficial owners as a Group (10 holders)		5,429,899	30.64%

(1) Does Not Include (i) 1,734,992 shares of common stock issuable upon the conversion of 1,734,992 shares of Series C Convertible Preferred Stock, which are currently convertible, and (ii) 2,166,527 shares of common stock issuable upon the exercise of a warrant, which is exercisable, and subsequent conversion into common shares.

(2)  Does not include 1,223,002 shares of common stock issuable upon the exercise of a cashless warrant which is exercisable and subsequent conversion into common stock

(3) Mr. Rose is a Director of the Company, elected by the holder of the Series C Preferred Shares.

No officer or director holds options which are either (a) vested or (b) will vest within 60 days.

OPTIONS/WARRANTS

The officers and directors and those 5% beneficial owners held the following options/warrants as of December 31, 2020:

Garreth Nichol                         313,590

Dale Petrini                              31,359

PREFERRED SHARES (SERIES A)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series “A”	K.W. (“K.D.”) Diepholz, CEO	1303 Regency Court Southlake, Texas76092	1,000	100.0%

PREFERRED SHARES (SERIES C)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series “C”	Golden Post Rail LLC.	1110 Post Oak Place Westlake, Texas 76262	1,734,992	100.0%

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dynacap Group Ltd.

The Company paid $114,250 and $146,125 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the years ended December 31, 2020 and 2019, respectively. Dynacap retained two subcontractors who provided accounting, administrative and executive support services to the Company during recent years.

Cash Advances by Management

None

Stock Issued to Management

None

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2020 and 2019 was $230,359 and $206,992, respectively.

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

Not Applicable.

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

DYNARESOURCE, INC.

Date: March 31, 2021	By:	/s/ K.W. (“K.D.”) DIEPHOLZ
K.W. (K.D.) Diepholz
Chairman of the Board of Directors and Chief Executive Officer

SIGNATURES

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K.W. (“K.D.”) DIEPHOLZ	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2021
K.W. (K.D.) Diepholz

/s/ K.W. (“K.D.”) DIEPHOLZ	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
K.W. (K.D.) Diepholz