Form 10-Q
period 2021-03-31
DYNARESOURCE INC
filed 2021-05-10
CIK 1111741

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

Yes [ ]   No [X]

As of April 30, 2021, there were 17,722,825 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL STATEMENTS

ITEM 1.	Unaudited Financial Statements	3-6

	Notes to Unaudited Financial Statements	7-31

ITEM 2.	Management's Discussion and Analysis and Plan of Operation	32

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	42

ITEM 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	43

ITEM 2.	Unregistered Sales of Securities and Use of Proceeds	48

ITEM 3.	Default Upon Senior Securities	48

ITEM 4.	Mine Safety Disclosures	48

ITEM 5.	Other Information	48

ITEM 6.	Exhibits	48

CERTIFICATIONS
EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2021 AND DECEMBER 31, 2020

	2021	2020
ASSETS
Current Assets
Cash and Cash Equivalents	$4,729,253	$1,504,016
Accounts Receivable	1,317,787	840,743
Inventories	1,259,844	603,967
Foreign Tax Receivable	2,552,318	2,179,914
Appeal Bond	1,111,111	1,111,111
Other Current Assets	665,300	578,661
Total Current Assets	11,635,613	6,818,412

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $113,988 and $113,176)	5,166	5,978
Operating Lease	714,316	735,220
Mining Concessions	4,132,678	4,132,678
Investment in Affiliate	70,000	70,700
Other Assets	93,586	95,380

TOTAL ASSETS	$16,651,359	$11,857,668

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,941,062	$2,274,011
Accrued Expenses	3,747,578	3,385,093
Customer Advances	6,250,000	2,500,000
Derivative Liabilities	2,766,827	2,371,560
Current Portion of Operating Lease Payable	89,627	82,733
Current Portion of Long-Term Debt	1,954,958	1,984,007
Total Current Liabilities	16,750,052	12,597,404

Convertible Notes Payable – Series D, (Net of Unamortized Discount of $617,902 and $755,214)	3,402,098	3,264,786
Convertible Notes Payable – Series I & II	543,279	543,279
Operating Lease Payable, Less Current Portion	650,012	685,951
Long Term Debt, Less Current Portion	55,018	97,428

TOTAL LIABILITIES	21,400,459	17,188,848

Preferred Stock, Series C, $0.0001 par value, 1,734,992 shares Authorized, issued and outstanding	4,337,480	4,337,480
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 40,000,000 shares authorized
17,722,825 and 17,722,825 issued and outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	50,407,333	50,407,333
Treasury Stock, 516,480 and 516,480 shares	(1,474,486)	(1,474,486)
Accumulated Other Comprehensive income	730,463	438,092
Accumulated Deficit	(58,967,119)	(59,256,828)
TOTAL STOCKHOLDERS’ DEFICIT	(9,086,580)	(9,668,660)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,651,359	$11,857,668

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	2021	2020
REVENUE	$4,912,712	$418,044
COSTS AND EXPENSES OF MINING OPERATION
Production Cost Applicable to Sales	381,266	211,575
Mine Production Costs	806,470	533,901
Mine Exploration Costs	1,020,748	40,825
Mine Expansion Costs	—	269,534
Camp, Warehouse and Facilities	535,195	452,042
Transportation	238,564	76,180
Property Holding Costs	42,747	36,823
General and Administrative	514,977	420,256
Depreciation and Amortization	812	813
Total Operating Expenses	3,532,779	2,041,949
NET OPERATING INCOME (LOSS)	1,379,933	(1,623,905)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	(333,735)	(109,375)
Interest Expense	(361,222)	(134,580)
Derivatives Mark-to-Market Gain (Loss)	(395,267)	61,249
Other Income (Expense)	—	—
TOTAL OTHER INCOME (EXPENSES)	(1,090,224)	(182,706)

NET INCOME (LOSS) BEFORE TAXES	289,709	(1,806,611)
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$289,709	$(1,806,611)

DEEMED DIVIDEND FOR SERIES C PREFERRED	(43,375)	(43,330)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	61,589

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$246,334	$(1,788,352)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Earnings (Loss) Per Common Share	$0.01	$(0.10)
Weighted Average Shares Outstanding - Basic	17,722,825	17,722,825

Diluted Earnings (Loss) Per Common Share	$0.01	$(0.10)
Weighted Average Shares Outstanding - Diluted	18,948,133	17,722,825

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain (Loss)	292,371	1,134,304
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	292,371	1,134,304

TOTAL COMPREHENSIVE INCOME (LOSS)	$582,080	$(672,307)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$582,080	$(599,049)
NON-CONTROLLING INTEREST	$—	$(73,258)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIODS ENDED MARCH 31, 2021 AND 2020

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals
Balance, December 31, 201	1,000	$1	17,722,825	$177,228	1	$40,000	$56,622,159	778,980	$(2,223,891)	$325,841	$(53,952,594)	$(5,723,663)	$(4,734,919)

Other Comprehensive Income (Loss)										1,145,973		(11,669)	1,134,304

Net Income (Loss)											(1,745,022)	(61,589)	(1,806,611)

Elimination of Non-Controlling Interest							(5,565,421)					5,796,921	231,500

Balance, March 31, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$51,056,738	778,980	$(2,223,891)	$1,471,814	$(55,697,616)	$0	$(5,175,726)

Balance, December 31, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$438,092	$(59,256,828)	$0	$(9,668,660)

Other Comprehensive Income (Loss)										292,371			292,371

Net Income (Loss)											289,709		289,709

Balance, March 31, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$730,463	$(58,967,119)	$0	$(9,086,580)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITES:
Net income (Loss)	$289,709	$(1,806,611)
Adjustments to reconcile net loss to cash used in operating activities
Change in Derivatives	395,267	(61,249)
Depreciation	812	813
Amortization of Loan Discount	137,312	—
Change in Operating Assets and Liabilities
Accounts Receivable	(477,044)	699,468
Inventories	(655,877)	523,089
Foreign Tax Receivable	(372,404)	245,459
Operating Lease Assets	20,904	18,720
Other Assets	(84,845)	72,668
Accounts Payable	(332,949)	(494,448)
Accrued Expenses	362,485	(270,673)
Customer Advances	3,750,000	—
Lease Liabilities	(29,045)	(23,001)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,004,325	(1,095,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholders	—	900,000
Payments of Long-Term Debt	(17,291)	(15,994)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(17,291)	884,006

Effects of Foreign Exchange	238,203	684,305

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILANTS	3,225,237	472,546
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,504,016	354,572
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,729,253	$827,118

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$140,799	$27,401
Cash Paid for Income Taxes	$—	$—
NON-CASH TRANSACTION
Accrued Interest Rolled into Notes Payable	$—	$23,934

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020

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

Significant Accounting Policies

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenues and expenses. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

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

The Company accounted for this outside interest as “non-controlling interest” through February 2020. A 20% share of operating income (loss) and comprehensive income (loss) was allocated to the non-controlling interest through the date of the recovery of the shares.

Investments in Affiliates

The Company owns a 19.95% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”. The Company accounts for this investment using the cost basis. The Company has significant influence over DynaNevada, but not control, due to the lack of a majority voting interest in the entity. DynaNevada has been dormant for several years. DynaUSA has no plan or intention of future funding with DynaNevada nor are any other transactions with DynaNevada contemplated at this time. The Company therefore accounts for this investment using the cost basis. The investment was $70,000 and $70,000 at March 31, 2021 and December 31, 2020, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2021, the Company had $4,153,181 of deposits in U.S. Banks in excess of the FDIC limit.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of March 31, 2021 and December 31, 2020, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered.  Under certain circumstances, these taxes are recoverable by filing a tax return.  Amounts paid for IVA are tracked and held as receivables until the funds are remitted.  The total amounts of the IVA receivable as of March 31, 2021 and December 31, 2020 are $2,552,318 and $2,179,914, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $1,259,844 and $603,967 as of March 31, 2021 and December 31, 2020, respectively.

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
As of March 31, 2021, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracía Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracía Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of March 31, 2021, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San Jose de Gracía property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of March 31, 2021 and December 31, 2020, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended March 31, 2021 and December 31, 2020 (Mexican Pesos per one U.S. dollar):

		Mar 31, 2021	Dec 31, 2020
Exchange Rate at Period End	Pesos	20.45	19.91

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended March 31, 2021 and March 31, 2020 (Mexican Pesos per one U.S. dollar):

		Mar 31, 2021	Mar 31, 2020
Weighted Average Exchange Rate for the Three Months Ended	Pesos	20.36	20.28

The Company recorded currency transaction gains (losses) of $(333,735) and $(109,375) for the three months ended March 31, 2021 and 2020, respectively.

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

As of March 31, 2021 there are $6,250,000 in customer deposit liabilities for payments received in advance expected to be settled in 2021.

During the periods ended March 31, 2021 and 2020 there was $0 and $0 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer on order cancellation.

As of and for the periods ended March 31, 2021 and December 31, 2020, there are no contract costs or commissions deferred.

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

Per Share Amounts

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”.  The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Potentially dilutive common shares are additional common shares assumed to be exercised.  Potentially dilutive common shares consist of stock warrants, convertible preferred shares and convertible notes and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss or where the average stock price was below the exercise price of the respective potentially dilutive common share, as their effect would be considered anti-dilutive.

The Company had 3,391,835 warrants outstanding at March 31, 2021 which upon exercise, would result in the issuance of 3,391,835 shares of common stock. Of these warrants 2,166,527 were exercisable at $2.05 per share and 1,225,308 were exercisable at $.01 per share. The Company also had convertible debt instruments as of March 31, 2021 which, upon conversion at valuations from $2.00 to $2.50 per share, would result in the issuance of 2,227,312 shares of stock.

The Company had 3,391,835 warrants outstanding at December 31, 2020 which upon exercise, would result in the issuance of 3,391,835 shares of common stock. Of these warrants 2,166,527 were exercisable at $2.05 per share and 1,225,308 were exercisable at $.01 per share. The Company also had convertible debt instruments as of December 31, 2020 which, upon conversion at valuations from $2.00 to $2.50 per share, would result in the issuance of 2,227,312 shares of stock.

	Three months ended March 31
	2021	2020
Net Income (loss) attributable to common shareholders	$246,334	$(1,788,352)
Shares:
Weighted average number of common shares outstanding, Basic	17,722,825	17,722,825

Weighted average number of common shares outstanding, Diluted	18,948,133	17,722,825

Basic loss per share	$0.01	$(0.10)

Diluted loss per share	$0.01	$(0.10)

At March 31, 2021 2,166,527 shares of potentially dilutive common stock related to outstanding stock warrants and 2,227,312 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation because the exercise and conversion prices exceeded the average stock price and therefore their effect would be anti-dilutive.

At March 31, 2020 potentially dilutive common shares related to stock warrants and convertible debt were excluded from the diluted earning per share computation because the Company incurred a net loss and therefore their effect would be anti-dilutive.

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

NOTE 2 – INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of March 31, 2021 and December 31, 2020, respectively, were as follows:

	2021	2020

Mined Tonnage	$1,103,731	$555,608
Gold-Silver Concentrates	156,113	48,359
Total Inventories	$1,259,844	$603,967

NOTE 3 – PROPERTY

Property consists of the following at March 31, 2021 and December 31, 2020:

	2021	2020

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(113,988)	(113,176)
Total Property	$5,166	$5,978

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $812 and $813 for the periods ended March 31, 2021 and 2020 respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the San Jose de Gracía (“SJG”) concessions. Mining Concessions were $4,132,678 and $4,132,678 at March 31, 2021 and December 31, 2020, respectively.

Depletion expense was $0 and $0 for the periods ended March 31, 2021 and 2020, respectively.

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

On December 31, 2010, the Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 of cash and the remainder being unproven mining properties. Subsequent to the exchange management determined the investment to be impaired due to a lack of development of the properties and incurred a charge to the income statement. Management estimated the value of the Company’s DynaNevada shares as of March 31, 2021 and December 31, 2020 to be $70,000 and $70,000, respectively.

At March 31, 2021 and December 31, 2020, the Company had a receivable from DynaNevada de México of $70,294 and $71,465, respectively for working capital advances. These amounts are included in Other Assets in the accompanying consolidated balance sheets.

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

On March 31, 2020 the Company entered into agreements to extend the seven outstanding notes totaling $691,152 plus accrued interest totaling $21,286 for a new total of $702,438 until June 30, 2022. At December 31, 2020 one note for $246,533 was paid off leaving six Series I Notes remaining outstanding with a total balance of $455,905.

At March 31, 2021 six Series I Notes remained outstanding with a total balance of $455,905. The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

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

At March 31, 2021, two Series II notes remained outstanding for $87,374. The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

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

The cumulative tax effect at the expected statutory tax rate of 21% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2021 and December 31, 2020 are as follows:

Deferred Tax Asset Related to:

	2021	2020
Prior Year	$13,473,000	$13,780,490
Tax (Expense) Benefit for Current Year	50,970	953,120
Expiration of NOL Carryforward Period	-	(1,260,610)
Total Deferred Tax Asset	13,523,970	13,473,000
Less Valuation Allowance	(13,523,970)	(13,473,000)
Net Deferred Tax Asset	$-	$-

For Financial Reporting Purposes Income (Loss) Before Taxes for the Periods ended March 31, 2021 and 2020 includes the Following Components:

	2021	2020
United States	$(1,114,646)	$(297,172)
Foreign	1,404,354	(1,509,439)
	$289,708	$(1,806,611)

The Expense (Benefit) for Taxes for the Periods Ended March 31, 2021 and 2020 Consist of the Following:

Current
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-
Deferred and Other
Federal	$(123,944)	$(89,605)
State	-	-
Foreign	72,974	(377,360)
	(50,970)	(466,965)

Total Tax Expense (Benefit)	(50,970)	(466,965)
Change in Valuation Allowance	50,970	466,965
Net Tax Expense (Benefit)	$-	$-

The Company's Income Tax Expense (Benefit)for the periods ending March 31, 2021 and 2020 differs from the Statutory Rate of 21% due to the following:

	2021	2020
Tax (Expense) Benefit at Statutory Rate	$60,839	$(379,388)
Foreign Tax Rate Differential	126,392	(72,264)
Permanent Differences
Stock Issued for Services	-
Change in Derivative Liability	83,006	(15,312)
Amortization of Loan Discount	28,836
Timing Differences
Depreciation & Capitalized Assets	(8,163)
Sales & Accounts Receivable	(137,265)
Inventory and COGS	(202,905)
Other	(1,710)
Change in Valuation Allowance	50,970	466,965
Provision for Income Tax Expense (Benefit)	$-	$-

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $53,590,000 at March 31, 2021 and will expire as follows:

United States Expiring 2029 through	$18,500,000
United States indefinite limited to 80% of NOL	8,390,000
Foreign expiring from 2020 to 2021	26,700,000
Total	$53,590,000

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which one thousand (1,000) shares shall be designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of March 31, 2021, 15,265,008 of Preferred stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At March 31, 2021 and December 31, 2020, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares were convertible to common shares at $2.50 per share, through June 30, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. The Dividend is calculated at 4.0% of $4,337,480 payable annually on June 30. At March 31, 2021 dividends for the years 2017 to 2020 totaling $693,459 were in arrears.

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

(a)
Convertible promissory notes (the “Remaining Notes”) in the aggregate principal amount of $1,400,000, bearing interest at 10%, and maturing two years from the date of issuance. The Remaining Notes have been fully funded. The Remaining Notes are convertible, at the option of each individual Remaining Purchaser, into shares of Series D Preferred at a conversion price of $2.00 per share; and
(b)
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

4.
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

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities. On May 14, 2020 in connection with the Series D Convertible Note financing, the expiration date for the Series C Preferred Shares and the Golden Post warrants were extended to June 30, 2022. In addition, a new derivative liability was incurred due to the issuance of warrants for kicker shares. At March 31, 2021 the total derivative liability was $2,766,827 which included $712,532 for the Series C Preferred Shares, and $953,997 in connection with the Golden Post Warrants and $1,100,298 in connection with the Series D Convertible Note Kicker Warrants. At December 31, 2020 the total derivative liability was $2,371,560 which included $601,313 for the Series C Preferred Shares, and $817,613 in connection with the Golden Post Warrants and $952,634 in connection with the Series D Convertible Note Kicker Warrants. The deemed dividend for the periods ending March 31, 2021 and March 31, 2020 were $43,375 and $43,330. respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount on the accompanying consolidated statements of income (loss).

Due to the nature of this transaction as mandatorily redeemable, the preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2019	$4,333,053
Issuances at Fair Value, Net of Issuance Costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	4,427
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, December 31, 2020	4,337,480

Issuances at Fair Value, Net of Issuance Costs	—
Bifurcation of Derivative Liability	—
Relative Fair Value of Warrants – Preferred Stock Discount	—
Accretion of Preferred Stock to Redemption Value	—
Carrying Value, March 31, 2021	$4,337,480

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,734,992 shares designated as Series C Preferred Shares and the 3,000,000 shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 15,265,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At March 31, 2021 and December 31, 2020, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At March 31, 2021 and December 31, 2020, there were 17,722,825 and 17,722,825 shares outstanding, respectively. No dividends were paid for the periods ended March 31, 2021 and 2020, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracía Pilot Production Plant and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity. As of March 31, 2021, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of March 31, 2021 and December 31, 2020, respectively

Stock Issuances

There were no issuances of common stock during the periods ending March 31, 2021 and December 31, 2020.

Treasury Stock

During the year ending December 31, 2020, 262,500 treasury shares were transferred for services provided to the Company.

No treasury stock was issued during the period ended March 31, 2021

Outstanding treasury shares total 516,980 at both March 31, 2021 and December 31, 2020.

Warrants

2021 activity

The Company had 3,391,835 warrants outstanding at March 31, 2021. There were no warrants issued or exercised in 2021 and no warrants expired in 2021.

2020 Activity

On May 13, 2020, the Company issued 2,306 warrants to purchase shares of common stock with an exercise price of $.01per share related to anti-dilution provisions of the Series C preferred stock. These warrants expire on May 13, 2027.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2019	2,166,527	$2.45	0.51	$—
Granted	3,391,815	$1.31	4.89	$—
Exercised	—	$—		$—
Forfeited	2,166,527	$—		$—
Balance at December 31, 2020	3,391,815	$1.31	4.34	$—
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Balance at March 31, 2021	3,391,815	$1.31	4.09	$—
Exercisable at March 31, 2021	3,391,815	$1.31	4.09	$—

NOTE 9 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $33,750 and $15,000 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the periods ended March 31, 2021 and 2020, respectively.

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

The Company determines if a contract is or contains a lease at inception. As of March 31, 2021, the Company has two operating leases - a six and one-half year lease for office space with a remaining term of twenty-one months and a twenty-year ground lease in association with its México mining operations with a remaining term of thirteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Period Ended March 31, 2021
Operating Lease – Office Lease	$21,371
Operating Lease – Ground Lease	22,169
Short Term Lease Costs	3,792
Variable Lease Costs	—
TOTAL	$47,332

 Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending March 31:

YEAR
2022	$178,022
2023	167,719
2024	96,896
2025	99,803
2026	102,797
Thereafter	684,884
Total	$1,330,121
Less Imputed Interest	(590,482)
RIGHT OF USE LIABILITY	$739,639

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

On December 9, 2014, DynaMéxico filed an Ordinary commercial lawsuit (Civil Claims) against Goldgroup Mining Inc., its parent company Goldgroup Resources Inc., and the AAA, in the Thirty Sixth Civil Court in the Federal District of México, under file 1120 number / 2014 ("the DynaMéxico Trial"). The DynaMéxico Trial sought to terminate the U.S.-based arbitration proceedings, as DynaMéxico believes there is no legal basis for arbitration, and to nullify the arbitration proceedings since Goldgroup previously sought recourse in Mexican courts. In the DynaMéxico Trial, DynaMéxico also requests that substantial damages (in the amount of US $50 million) be awarded to DynaMéxico against Goldgroup for:

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

$48M Damages Awarded to DynaMéxico

Also on October 5, 2015, DynaMéxico was awarded in excess of US $48 million in damages from Goldgroup Resources, Inc. by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the damages award and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”).

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
ELEVENTH:
This Court declares that the American Arbitration Association does not have jurisdiction to hear any matters where Koy Wilber Diepholz, who is the President of the Board of Directors of DynaMéxico and has been personally sued in relation to the arbitration clause established under clause 8.16 of the Earn In/Option Agreement, dated September 1, 2006, since he signed the mentioned instrument in representation of the Company and not in his personal capacity.
TWELFTH:
The expenses and costs associated with these proceedings are hereby waived.
THIRTEENTH:
LET IT SO BE PUBLISHED. A Copy of this order and Sentence shall be found in the corresponding records.

ORDERED, adjudged and decreed by the Thirty Sixth Civil Judge of the Superior Court of the Federal District, Mr. JULIO GABRIEL IGLESIAS GOMEZ.

The October 5, 2015 Resolution constitutes a public record which may be viewed through the Courts in México City.

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

DynaMéxico Recovery of 100% of Goldgroup Shares

On February 20, 2020, a México City court issued its Final Judgment, effectively foreclosing on all shares of DynaMéxico formerly held by Goldgroup Resources Inc. and awarding those shares to DynaMéxico (the “DynaMéxico Foreclosure Judgment”).

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

(d)
The October 5, 2015 Court Order and the $48 million USD award of damages against Goldgroup Resources Inc. remained in full force and effect as issued. DynaMéxico was currently pursuing all available remedies in order to collect $48 million USD in damages from Goldgroup Resources Inc. (See Court Approves Lien on Shares of DynaMéxico owned by Goldgroup Resources, above).

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

DynaResource Entities Filings in US District Court in Response to Arbitration Ruling

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

Final Legal Ruling in México (DynaMéxico Final México Legal Ruling)

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

DynaMéxico Recovery of 100% of Goldgroup Shares

On February 20, 2020, a México City court issued its Final Judgment, effectively foreclosing on all shares of DynaMéxico formerly held by Goldgroup Resources Inc. and awarding those shares to DynaMéxico (the “DynaMéxico Foreclosure Judgment”).

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

Confirmation of Arbitration Award in U.S. District Court – District of Colorado

On March 25, 2020 The U.S. District Court, District of Colorado affirmed the August 24, 2016 Arbitration Award in favor of Goldgroup Resources Inc.

DynaUSA and DynaMéxico filed Appeal of Arbitration Affirmation to U.S. District Court - 10th Circuit Court of Appeals

On July 17, 2020, DynaUSA and DynaMéxico filed an Appeal of the Affirmation of the Arbitration Award to the U.S. District Court – 10th Circuit Court of Appeals.

On July 17, 2020, DynaUSA and DynaMéxico posted supersedeas bond with the U.S. District Court, District of Colorado, in the amount of $1.111M USD.; and DynaUSA and DynaMéxico filed a motion for Stay of Judgment pending Appeal.

U.S. Court of Appeals - 10th Circuit Court of Appeals Denial of DynaUSA and DynaMéxico Appeal

On April 16, 2021, the U.S. Court of Appeals for the 10th Circuit Court issued a Ruling which denied the DynaUSA and DynaMéxico Appeal of the August 24, 2016 Arbitration Award in favor of Goldgroup Resources, Inc. In denying the Appeal of DynaUSA and DynaMéxico, the Arbitration Award in favor of Goldgroup was affirmed.

●
On July 17, 2020, DynaUSA and DynaMéxico posted supersedeas bond with the U.S. District Court, District of Colorado, in the Amount of $1.111M USD, in order to fully bond the Monetary portion of the Arbitration Award.
●
On August 24, 2020, DynaMéxico conducted an Extraordinary Shareholder’s Meeting of DynaMéxico, wherein all Non-Monetary portions of the Arbitration Award were fully performed and executed.
●
In addition to fully performing the Monetary and Non-Monetary Portions of the Arbitration Award; DynaUSA and DynaMéxico are analyzing the options in response to the Ruling of the U.S. Court of Appeals, including an Appeal.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2021	2020
Annual volatility rate	165%	156%
Risk free rate	0.16%	0.13%
Remaining Term	1.25 years	1.50 years
Fair Value of common stock	$0.90	$0.78

For the periods ended March 31, 2021 and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended March 31, 2021 and December 31, 2020.

Year Ended	2021	2020
Fair value of derivative (stock), beginning of year	$601,313	$37,038
Change in fair value of derivative	111,219	276,547
Fair value of derivative on the date of issuance	-	287,728
Fair value of derivative (stock), end of year	$712,532	$601,313

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

	2021	2020
Annual volatility rate	165%	156%
Risk free rate	0.16%	0.13%
Remaining Term	1.25 years	1.5 years
Fair Value of common stock	$0.90	$0.78

For the periods ended March 31, 2021 and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended March 31, 2021 and December 31, 2020.

Year Ended	2021	2020
Fair value of derivative (warrants), beginning of year	$817,613	$49,066
Change in fair value of derivative	136,384	367,781
Fair value of derivative on the date of issuance	—	400,766
Fair value of derivative(warrants), end of year	$953,997	$817,613

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series D Warrants based on the assumptions below:

	2021	2020
Annual volatility rate	165%	156%
Risk free rate	0.16%	0.13%
Remaining Term	9.13 years	10 years
Fair Value of common stock	$0.90	$0.78

For the periods ended March 31, 2021 and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended March 31, 2021 and December 31, 2020.

Year Ended	2021	2020
Fair value of derivative (warrants), beginning of year	$952,634	$—
Fair value of derivative on the date of issuance	—	409,998
Change in fair value of derivative	147,664	542,636
Fair value of derivative(warrants), end of year	$1,100,298	$952,634

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% until February 24, 2020 when the minority interest was eliminated. Changes in Non-Controlling Interest for the year ended December 31, 2020 was as follows:

2020
Beginning balance	$(5,723,663)
Operating income (loss)	(61,589)
Share of Other Comprehensive Income (loss)	(11,669)
Elimination of Non-Controlling Interest	5,796,921
Ending balance	$—

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

As of March 31, 2021, and December 31, 2020, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at March 31, 2021 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Derivative Liabilities	$2,766,827	—	—	2,766,827
Totals	$2,766,827	$—	$—	$2,766,827
Fair Value Measurement at December 31, 2020
Liabilities:
Derivative Liabilities	$2,371,560	—	—	2,371,560
Totals	$2,371,560	$—	$—	$2,371,560

NOTE 14 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the three months ended March 31, 2021 and 2020, three and two customers accounted for 100% of revenue, respectively.

At March 31, 2021 and December 31, 2020, three and four customer accounted for 100% of accounts receivable, respectively.

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda for a reduction in the liability equal to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes at unpaid principal amount and accrues interest on a monthly basis. At March 31, 2021 $757,321 of accrued interest on the notes was included in accrued liabilities on the consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the periods ended March 31, 2021 and December 31, 2020:

Balance December 31, 2019	2,272,431
Exchange Rate Adjustment	(124,352)
2020 Principal Payments	(66,644)
Balance December 31, 2020	2,081,435
Exchange Rate Adjustment	(54,168)
2021 Principal Payments	(17,291)
Balance March 31, 2021	$2,009,976

At March 31, 2021 future maturities of notes payable are as follows:

Year Ending March 31:
2022	$1,954,958
2023	55,018
$2,009,976

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2021, through the date whereupon the financial statements were issued, and has determined the below described events subsequent to the end of the period.

U.S. Court of Appeals - 10th Circuit Court of Appeals Denial of DynaUSA and DynaMéxico Appeal

On April 16, 2021, the U.S. Court of Appeals for the 10th Circuit Court issued a Ruling which denied the DynaUSA and DynaMéxico Appeal of the August 24, 2016 Arbitration Award in favor of Goldgroup Resources, Inc. In denying the Appeal of DynaUSA and DynaMéxico, the Arbitration Award in favor of Goldgroup was affirmed.

●
On July 17, 2020, DynaUSA and DynaMéxico posted supersedeas bond with the U.S. District Court, District of Colorado, in the Amount of $1.111M USD, in order to fully bond the Monetary portion of the Arbitration Award.
●
On August 24, 2020, DynaMéxico conducted an Extraordinary Shareholder’s Meeting of DynaMéxico, wherein all Non-Monetary portions of the Arbitration Award were fully performed and executed.
●
In addition to fully performing the Monetary and Non-Monetary Portions of the Arbitration Award; DynaUSA and DynaMéxico are analyzing the options in response to the Ruling of the U.S. Court of Appeals, including an Appeal.

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

The Company

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

Segment Information

Not required for small reporting Companies

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

During the first quarter of 2021, we reported the delivery and sale of 3,024 net Oz gold contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracía Property in México.

Gold-silver concentrates are sold at a discount to the prevailing spot market price, based on the price per ounce of gold and silver quoted at the London PM fix, with the actual net precious metals prices received depending on the sales contract. Concentrates are priced by individual concentrate lots of 36 to 72 tons, or as a series of lots under contract, whereby the final selling price and gold-silver quantities are subject to final adjustments at the time of final purchase settlement.

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

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the quarter ended March 31, 2021, the Company sold gold-silver concentrates to three purchasers.

Employees

As of March 31, 2021, we had 178 employees, including 174 employees based in México, and 4 in the United States. Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

The San Jose de Gracia Mineral Property

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

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $66,500 USD as of March 31, 2021), commencing in 2014.

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

Mineral Reserves / No Known Reserves

Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG property is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaMéxico is not disclosed in this Form 10-Q. There has been insufficient exploration to define any mineral reserves on the property, and it is not certain if further exploration will result in the definition of mineral reserves.

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

Project Improvements, Expansion and Increased Output (2017 To 2021)

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

Since January 2017, the Company has expended over $13.6 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion:	$1,927,000
Tailings Pond Expansion	265,000
Machinery and Equipment	948,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigos	1,599,000
SIG Mining Concessions	1,357,000
Surface Rights and Permitting	468,000
Debt Retirement	484,000
Legal Fees	2,628,000
Total	$13,611,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The result of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of $25 million USD which is available to offset future taxable earnings.

Summary of Test Mining and Pilot Mill Operations for 2016 to 2020:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2016	33,172	12.70	79.70%	10,836	8,668
2017	35,170	12.95	85.00%	12,636	10,740
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
Total	230,629	8.76	88.40%	55,266	48,367

Test pilot operations in 2020 yielded 44,218 tons mined and processed from underground mining activity and pilot mill operations; and the production of approximately 7,001 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 5,828 Oz. Au) contained in gold-silver concentrates, and the receipt of $9,048,831 in revenues from the sale of gold-silver concentrates.

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

Summary of Test Mining and Pilot Mill Operations for the three months ended March 31, 2021 and 2020:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)

Three Months Ended March 31, 2021	17,342	7.66	83.45%	3,571	3,024
Three Months Ended March 31, 2020	8,608	3.33	83.71%	772	624

Test pilot operations in Q1 2021 yielded 17,342 tons mined and processed through mill operations; and the production of 3,571 gross Oz Au (and net weights, buyer’s price discount and refining and treatment costs, approximately 3,024 Oz. Au) contained in gold-silver concentrates, and the receipt of $4,912,712 in revenues from the sale of gold-silver concentrates.

Additional Test Mining and Mill Operations Disclosure

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2021, and projects the output of 300 tons per 24-hour operating day from the mine and mill in April 2021.

Results for the Periods March 31, 2021 and 2020

REVENUE. Revenues for the three months ended March 31, 2021 and 2020 were $4,912,712 and $418,044, respectively. The Company continued the test mining and pilot mill processing at San Jose de Gracía, including the production and sale of precious metals concentrates. The increase is a result on the company’s limited activity in the first quarter of 2020 while we worked on a financing transaction in order to transition the test mining operations from San Pablo to Tres Amigos which occurred from March to June 2020. The revenue in the 2021 period increased over 2019 period due to the increase in processing capacity from Mill expansion and the higher grade from the opening of the Tres Amigos mine.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended March 31, 2021 and 2020 were $381,266 and $211,575, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. This represents a decrease in the cost per ton of milling ore. The decrease was due to the Company’s ceasing mill operations from March to June 2020 to complete the financing and facility upgrade which allowed the Company to open the Tres Amigos mine and increase the output from the mill.

MINE PRODUCTION COSTS. Mine production costs for the three months ended March 31, 2021 and 2020 were $806,470 and $533,901 respectively. These costs were directly related to the extraction of mine tonnage to be processed at the mill. The increase was a result of increased tonnage mined. The 2020 cost primarily represented the processing of inventory from the prior year.

MINE EXPLORATION COSTS. Mine exploration costs for the three months ended March 31, 2021 and 2020 were $1,012,748 and $40,825, respectively. These were the costs of extracting waste material to reach the materials to be extracted for processing. The increase was a result of opening the Tres Amigos mine and the limited mining in the 2020 period.

MINE EXPANSION COSTS: Mine expansion costs for the three months ended March 31, 2021 and 2020 were $0 and $269,524, respectively. These were the costs associated with the expansion of the mining facilities and the cost associated with preparing the Tres Amigos for production in the 2020 period while in the 2021 period the mine was already opened so we had no mine exploration costs.

TRANSPORTATION. Transportation costs for the three months ended March 31, 2021 and 2020 were $238,564 and $76,180, respectively. These were the costs of transporting the product to the customer for treatment and sale. The increase is consistent with the overall increase in production.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the three months ended March 31, 2021 and 2020 were $535,195 and $452,042, respectively. These were the support costs of the mining facilities including housing, food, security and warehouse operations. The increase was a result of the increased activity at the camp during the three months ended March 31, 2021 compared to the shutdown of mining activity in the three months ended March 31, 2020.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended March 31, 2021 and 2020 were $42,747 and $36,823, respectively. These costs were concessions taxes, leases on land and other direct costs of maintaining the property.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2021 and 2020 were $514,977 and $420,256 respectively. These were the costs of operating the Company not directly associated with the mine operations including management, accounting, and legal expenses. The increase was largely a result of legal fees associated with the Company’s successful recovery of the non-controlling stock and legal cost of the Company’s new financing.

OTHER INCOME (EXPENSE). Other income for the three months ended March 31, 2021 and 2020 was $(1,090,224) and $(182,706) respectively. Included in this category in 2021 was interest expense of $(361,222), change in derivative of $(395,267) and currency transaction loss of $(333,735). Included in this category in 2020 was interest expense of $(134,580), change in derivative of $61,249 and currency transaction loss of $(109,375). The increase in derivative liability is the result of the extension of stock warrants and the issuance of new convertible debt and stock warrants as part of the financing closed in the second quarter of 2020. Likewise, the increase in interest expense is reflective of the Company’s increase in debt.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the three months ended March 31, 2021 and 2020 was $0 and $61,589, respectively. This represented the non-controlling interest share of Dyna México’s loss. The 2020 allocation included only the non-controlling interest’s share of the net loss for January and February as the non-controlling interest was eliminated at the end of February 2020.

OTHER COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the three months ended March 31, 2021 and 2020 consisted of unrealized currency gains (losses) of $292,371 and $1,134,304, respectively. The decrease is due to the variances in the peso exchange rates throughout the two periods.

Liquidity and Capital Resources

As of March 31, 2021, the Company had working capital of $(5,114,439), comprised of current assets of $11,635,613 and current liabilities of $16,750,052. This represented an increase of $664,553 from the working capital maintained by the Company of $(5,778,992) as of December 31, 2020. The primary reason for the increase was the increase in accounts receivable and inventory.

Net cash provided by (used in) operations for the three months ended March 31, 2021 and 2020 was $3,004,325 and $(1,095,765), respectively. The increase is primarily the result of the Company’s increase in customer advances as a result of the Company’s increased production in its mining and pilot milling operations during the three months in 2021 over the three months in 2020.

Net cash provided by (used) in investing activities for the three months ended March 31, 2021 and 2020 was $0 and $0, respectively. Expenditures necessary for the expansion of mining operations totaled $52,670 and $269,534 in the three months ended March 31, 2021 and 2020, respectively, would normally have been included in this category were expenses due to the company’s lack of proven and probable reserves.

Net cash provided by (used in) financing activities for the three months ended March 31, 2021 and 2020 was $(17,291) and $884,006, respectively. In the 2020 period, the Company received advances from shareholders totaling $900,000. The Company used $(17,291) and $(15,994) for repayments of long-term debt in the three months ended March 31, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall 2015 at the rate of approximately 100 tons per 24-hour operating day from the mine and approximately the same output from the processing plant. Over the past five years, the Company has gradually increased its output to approximately 200 tons per 24-hour operating day from the mines and processing plant. In 2021, the Company projects to complete its phases of expansion to reach the output of approximately 300 tons per 24-hour operating day from the mine and the processing plant. We achieved this increased output in April 2021.

The Company funds its general and administrative expenses in the US. The Company’s operating subsidiaries, DynaMineras and DynaOperaciones. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through the subsequent twelve months.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share.  On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding shares of DynaNevada. DynaNevada is therefore a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). The Company had a receivable from DynaResource Nevada, Inc. of $70,294 and $71,465 at March 31, 2021 and December 31, 2020 respectively. The Company has an investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of March 31, 2021 and December 31, 2020, respectively.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure on Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

The Company has not made any changes in its internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
ITEM 1         LEGAL PROCEEDINGS

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

On December 9, 2014, DynaMéxico filed an Ordinary commercial lawsuit (Civil Claims) against Goldgroup Mining Inc., its parent company Goldgroup Resources Inc., and the AAA, in the Thirty Sixth Civil Court in the Federal District of México, under file 1120 number / 2014 ("the DynaMéxico Trial"). The DynaMéxico Trial sought to terminate the U.S.-based arbitration proceedings, as DynaMéxico believes there is no legal basis for arbitration, and to nullify the arbitration proceedings since Goldgroup previously sought recourse in Mexican courts. In the DynaMéxico Trial, DynaMéxico also requests that substantial damages (in the amount of US $50 million) be awarded to DynaMéxico against Goldgroup for:

h)
Wrongfully using and disseminating confidential information and data belonging to DynaMéxico;
i)
Asserting that Goldgroup owns any interest in the San Jose de Gracía Project in northern Sinaloa, México, rather than accurately disclosing that Goldgroup owns a common shares equity interest (shareholder’s interest) in DynaMéxico;
j)
Improperly disclosing the percentage of common shares equity interest (shareholder’s interest) owned by Goldgroup in DynaMéxico;
k)
Improperly disclosing or implying that Goldgroup is the operator of the San Jose de Gracía Project;
l)
Attempting to delay, stop, or otherwise impair the financing of, and further development of, the SJG Project;
m)
Making numerous threats against DynaMéxico management and officers;
n)
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

$48M Damages Awarded to DynaMéxico

Also on October 5, 2015, DynaMéxico was awarded in excess of US $48 million in damages from Goldgroup Resources, Inc. by virtue of a Sentencia Definitiva (the “Definitive Sentence”) issued by the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), File number 1120/2014. The Definitive Sentence included the considerations and resolutions by the Court, and additional Resolutions were also ordered in favor of DynaMéxico (together the damages award and the additional Resolutions are referred to as, the “Oct. 5, 2015 Resolution”).

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
ELEVENTH:
This Court declares that the American Arbitration Association does not have jurisdiction to hear any matters where Koy Wilber Diepholz, who is the President of the Board of Directors of DynaMéxico and has been personally sued in relation to the arbitration clause established under clause 8.16 of the Earn In/Option Agreement, dated September 1, 2006, since he signed the mentioned instrument in representation of the Company and not in his personal capacity.
TWELFTH:
The expenses and costs associated with these proceedings are hereby waived.
THIRTEENTH:
LET IT SO BE PUBLISHED. A Copy of this order and Sentence shall be found in the corresponding records.

ORDERED, adjudged and decreed by the Thirty Sixth Civil Judge of the Superior Court of the Federal District, Mr. JULIO GABRIEL IGLESIAS GOMEZ.

The October 5, 2015 Resolution constitutes a public record which may be viewed through the Courts in México City.

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

4.
The $48,280,808.34 USD damages award (dated October 05, 2015) in favor of DynaMéxico and against Goldgroup Resources Inc. is now Final. Goldgroup Resources’ challenge(s) to that award have been fully denied and the damages award is Final.
5.
The Lien against the Shares of DynaMéxico owned by Goldgroup Resources Inc. (established October 5, 2016, the “Lien against Goldgroup Shares”) is now fully confirmed, Final, and enforceable.
6.
Ownership of the shares of DynaMéxico currently held by Goldgroup Resources (currently representing 20% of the outstanding shares of DynaMéxico) are subject to the Lien against Goldgroup Shares.

DynaMéxico Recovery of 100% of Goldgroup Shares

On February 20, 2020, a México City court issued its Final Judgment, effectively foreclosing on all shares of DynaMéxico formerly held by Goldgroup Resources Inc. and awarding those shares to DynaMéxico (the “DynaMéxico Foreclosure Judgment”).

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

(d)
The October 5, 2015 Court Order and the $48 million USD award of damages against Goldgroup Resources Inc. remained in full force and effect as issued. DynaMéxico was currently pursuing all available remedies in order to collect $48 million USD in damages from Goldgroup Resources Inc. (See Court Approves Lien on Shares of DynaMéxico owned by Goldgroup Resources, above).

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

DynaResource Entities Filings in US District Court in Response to Arbitration Ruling

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

Final Legal Ruling in México (DynaMéxico Final México Legal Ruling)

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

DynaMéxico Recovery of 100% of Goldgroup Shares

On February 20, 2020, a México City court issued its Final Judgment, effectively foreclosing on all shares of DynaMéxico formerly held by Goldgroup Resources Inc. and awarding those shares to DynaMéxico (the “DynaMéxico Foreclosure Judgment”).

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

Confirmation of Arbitration Award in U.S. District Court – District of Colorado

On March 25, 2020 The U.S. District Court, District of Colorado affirmed the August 24, 2016 Arbitration Award in favor of Goldgroup Resources Inc.

DynaUSA and DynaMéxico filed Appeal of Arbitration Affirmation to U.S. District Court - 10th Circuit Court of Appeals

On July 17, 2020, DynaUSA and DynaMéxico filed an Appeal of the Affirmation of the Arbitration Award to the U.S. District Court – 10th Circuit Court of Appeals.

On July 17, 2020, DynaUSA and DynaMéxico posted supersedeas bond with the U.S. District Court, District of Colorado, in the amount of $1.111M USD.; and DynaUSA and DynaMéxico filed a motion for Stay of Judgment pending Appeal.

U.S. Court of Appeals - 10th Circuit Court of Appeals Denial of DynaUSA and DynaMéxico Appeal

On April 16, 2021, the U.S. Court of Appeals for the 10th Circuit Court issued a Ruling which denied the DynaUSA and DynaMéxico Appeal of the August 24, 2016 Arbitration Award in favor of Goldgroup Resources, Inc. In denying the Appeal of DynaUSA and DynaMéxico, the Arbitration Award in favor of Goldgroup was affirmed.

●
On July 17, 2020, DynaUSA and DynaMéxico posted supersedeas bond with the U.S. District Court, District of Colorado, in the Amount of $1.111M USD, in order to fully bond the Monetary portion of the Arbitration Award.
●
On August 24, 2020, DynaMéxico conducted an Extraordinary Shareholder’s Meeting of DynaMéxico, wherein all Non-Monetary portions of the Arbitration Award were fully performed and executed.
●
In addition to fully performing the Monetary and Non-Monetary Portions of the Arbitration Award; DynaUSA and DynaMéxico are analyzing the options in response to the Ruling of the U.S. Court of Appeals, including an Appeal.

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

DYNARESOURCE, INC.

May 10, 2021	By:	/s/ K.W. (“K.D.”) Diepholz
K.W. (“K.D.”) Diepholz
CEO