Form 10-Q
period 2021-06-30
DYNARESOURCE INC
filed 2021-08-12
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. Yes ☐    No ☒

As of July 31, 2021, there were 17,722,825 shares of Common Stock of the issuer outstanding.

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2021 AND DECEMBER 31, 2020

	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$9,364,960	$1,504,016
Accounts Receivable	3,828,995	840,743
Inventories	1,364,836	603,967
Foreign Tax Receivable	3,204,226	2,179,914
Appeal Bond	-	1,111,111
Other Current Assets	714,766	578,661
Total Current Assets	18,477,783	6,818,412

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $114,801 and $113,176)	4,353	5,978
Operating Lease	692,889	735,220
Mining Concessions	4,132,678	4,132,678
Investment in Affiliate	70,000	70,000
Other Assets	95,267	95,380

TOTAL ASSETS	$23,472,970	$11,857,668

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,363,617	$2,274,011
Accrued Expenses	4,404,998	3,385,093
Customer Advances	9,250,000	2,500,000
Derivative Liabilities	2,556,676	2,371,560
Current Portion of Convertible Notes Payable – Series D	3,539,409	-
Current Portion of Convertible Notes Payable – Series I & II	543,279	-
Current Portion of Long-Term Debt	2,009,461	1,984,007
Current Portion of Operating Lease Payable	92,386	82,733
Total Current Liabilities	23,759,826	12,597,404

Convertible Notes Payable – Series D, (Net of Unamortized Discount of $480,591 and $755,214), Less Current Portion	-	3,264,786
Convertible Notes Payable – Series I & II, Less Current Portion	-	543,279
Long Term Debt, Less Current Portion	33,119	97,428
Operating Lease Payable, Less Current Portion	630,158	685,951

TOTAL LIABILITIES	24,423,103	17,188,848

Preferred Stock, Series C, $0.0001 par value, 1,734,992 shares Authorized, issued and outstanding	4,337,480	4,337,480
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 40,000,000 shares authorized 17,722,825 and 17,722,825 issued and outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	50,407,333	50,407,333
Treasury Stock, 516,480 and 516,480 shares	(1,474,486)	(1,474,486)
Accumulated Other Comprehensive income	66,685	438,092
Accumulated Deficit	(54,504,374)	(59,256,828)
TOTAL STOCKHOLDERS’ DEFICIT	(5,287,613)	(9,668,660)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,472,970	$11,857,668

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three Months June 30, 2021	Three Months June 30, 2020	Six Months June 30, 2021	Six Months June 30, 2020

REVENUES	$10,526,313	$(3,409)	$15,439,025	$414,635
COSTS AND EXPENSES OF MINING OPERATIONS
Production Costs Applicable to Sales	778,885	-	1,160,151	211,575
Mine Production Costs	1,442,932	-	2,249,402	533,901
Mine Exploration Costs	1,273,241	-	2,285,989	40,825
Mine Expansion Costs	-	639,656	- _	909,190
Camp, Warehouse and Facilities	723,527	421,282	1,258,722	873,324
Transportation	355,134	(446)	593,698	75,734
Property Holding Costs	36,903	31,306	79,650	68,129
General and Administrative	651,992	1,097,315	1,166,969	1,517,571
Depreciation and Amortization	813	812	1,625	1,625
Total Operating Expenses	5,263,427	2,189,925	8,796,206	4,231,874

NET OPERATING INCOME (LOSS)	5,262,886	(2,193,334)	6,642,819	(3,817,239)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	470,016	(230,310)	136,281	(339,685)
Interest Expense	(369,197)	(269,865)	(730,419)	(404,445)
Derivatives Adj. Mark-to-Market Gain (Loss)	210,151	(750,524)	(185,116)	(689,275)
Arbitration Award Expense	(1,111,111)	-	(1,111,111)	-
Other Income (Expense)	-	(4,427)	-_	(4,427)
Total Other Income (Expense)	(800,141)	(1,255,126)	(1,890,365)	(1,437,832)

NET INCOME (LOSS) BEFORE TAXES	4,462,745	(3,448,460)	4,752,454	(5,255,071)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$4,462,745	$(3,448,460)	$4,752,454	$(5,255,071)
DEEMED DIVIDEND FOR SERIES C PREFERRED	$(43,375)	(43,330)	(86,750)	(86,660)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$-	$-	$-	$61,589
NET INCOME (LOSS)ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,419,370	$(3,491,790)	$4,665,704	$(5,280,142)

EARNINGS (LOSS) PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC:

Basic Loss per Common Share	$0.25	$(0.20)	$0.26	$(0.30)
Diluted Loss per Common Share	$0.24	$(0.19)	$0.25	$(0.30)

Weighted Average Shares Outstanding, Basic	17,722,825	17,722,825	17,722,825	17,722,825
Weighted Average Shares Outstanding, Diluted	18,945,827	17,722,825	18,945,827	17,722,825

OTHER COMPREHENSIVE LOSS

Foreign Currency Exchange Gains (Losses)	(663,778)	10,683	(371,407)	1,144,987
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(663,778)	10,683	(371,407)	1,144,987

TOTAL COMPREHENSIVE INCOME (LOSS)	$3,798,967	$(3,437,777)	$4,381,047	$(4,110,084)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$3,798,967	$(3,437,777)	$4,381,047	$(4,036,826)
NON-CONTROLLING INTERESTS	$-	$-	$-	$(73,258)
TOTAL COMPREHENSIVE INCOME (LOSS)	$3,798,967	$(3,437,777)	$4,381,047	$(4,110,084)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2021, AND 2020

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals
Balance, March 31, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$51,056,738	778,980	$(2,223,891)	$1,471,814	$(55,697,616)	$0	$(5,175,726)

Treasury Stock Issued for Services							(363,917)	(162,500)	463,917				100,000

Other Comprehensive Income (Loss)										10,683			10,683

(Loss)											(3,448,460)		(3,448,460)

Balance, June 30, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$50,692,821	616,480	$(1,759,974)	$1,482,497	$(59,146,076)	$0	$(8,513,503)

Balance, March 31, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$730,463	$(58,967,119)	$0	$(9,086,580)

Other Comprehensive Income (Loss)										(663,778)			(663,778)

Net Income											4,462,745		4,462,745

Balance, June 30, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$66,685	$(54,504,374)	$0	$(5,287,613)

Balance, December 31, 2019	1,000	$1	17,722,825	$177,228	1	$40,000	$56,622,159	778,980	$(2,223,891)	$325,841	$(53,952,594)	$(5,723,663)	$(4,734,919)

Treasury Stock Issued for Services							(363,917)	(162,500)	463,917				100,000

Other Comprehensive Income (Loss)										1,156,656		(11,669)	1,144,987

Net (Loss)											(5,193,482)	(61,589)	(5,255,071)

Elimination of Non-Controlling Interest							(5,565,421)					5,796,921	231,500

Balance, June 30, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$50,692,821	616,480	$(1,759,974)	$1,471,814	$(59,146,076)	$0	$(8,513,503)

Balance, December 31, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$438,092	$(59,256,828)	$0	$(9,668,660)

Other Comprehensive Income (Loss)										(371,407)			(371,407)

Net Income											4,752,454		4,752,454

Balance, June 30, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$66,685	$(54,504,374)	$0	$(5,287,613)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITES:
Net income (Loss)	$4,752,454	$(5,255,071)
Adjustments to reconcile net loss to cash used in operating activities
Change in Derivatives	185,116	689,275
Depreciation	1,625	1,625
Amortization of Loan Discount	274,623	68,656
Stock issued for Services	-	100,000
Non-Dilution Stock Issuance	-	4,427
Change in Operating Assets and Liabilities
Accounts Receivable	(2,988,252)	718,487
Inventories	(760,869)	523,089
Foreign Tax Receivable	(1,024,312)	139,260
Appeal Bond	1,111,111	-
Operating Lease Assets	42,331	37,887
Other Assets	(135,992)	(41,059)
Accounts Payable	(910,394)	(598,917)
Accrued Expenses	1,019,905	220,056
Customer Advances	6,750,000	-
Lease Liabilities	(46,140)	(37,659)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,271,206	(3,429,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholders		45,000
Proceeds from Borrowing	-	3,275,000
Payments of Convertible Notes	-	(112,500)
Payments of Long-Term Debt	(36,460)	(29,315)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(36,460)	3,178,185

Effects of Foreign Exchange	(373,802)	728,966

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILANTS	7,860,944	477,207
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,504,016	354,572
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,364,960	$831,779

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$243,979	$47,875
Cash Paid for Income Taxes	$-	$-
NON-CASH TRANSACTION Accrued Interest Rolled into Notes Payable	$-	$23,934

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

In 2005, the Company formed DynaResource Operaciones de San Jose De Gracía S.A. de C.V. (“DynaOperaciones”), and acquired control of Mineras de DynaResource, S.A. de C.V. (formerly Minera Finesterre S.A. de C.V., “DynaMineras”). The Company owns 100% of Dyna Mineras.

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

Investments in Affiliates

The Company owns a 19.95% interest in DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”), together “DynaNevada”. The Company accounts for this investment using the cost basis. The Company has significant influence over DynaNevada, but not control, due to the lack of a majority voting interest in the entity. DynaNevada has been dormant for several years. DynaUSA has no plan or intention of future funding with DynaNevada nor are any other transactions with DynaNevada contemplated at this time. The Company therefore accounts for this investment using the cost basis. The investment was $70,000 and $70,000 at June 30, 2021 and December 31, 2020, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2021, the Company had $9,507,800 of deposits in U.S. Banks in excess of the FDIC limit.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of June 30, 2021 and December 31, 2020, respectively, no allowance has been made.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered. Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVA are tracked and held as receivables until the funds are remitted. The total amounts of the IVA receivable as of June 30, 2021 and December 31, 2020 are $3,204,226 and $2,179,914, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $1,364,836 and $603,967 as of June 30, 2021 and December 31, 2020, respectively.

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

As June 30, 2021 of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracía Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracía Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of June 30, 2021, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San Jose de Gracía property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets. As of June 30, 2021 and December 31, 2020, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended June 30, 2021 and December 31, 2020 (Mexican Pesos per one U.S. dollar):

	June 30, 2021	Dec 31, 2020
Exchange Rate at Period End Pesos	19.94	19.91

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended June 30, 2021 and June 30, 2020 (Mexican Pesos per one U.S. dollar):

	June 30, 2021	June 30, 2020
Weighted Average Exchange Rate for the Six Months Ended Pesos	20.19	21.65

The Company recorded currency transaction gains (losses) of $136,281 and $(339,685) for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021 there are $9,250,000 in customer deposit liabilities for payments received in advance expected to be settled in 2021.

During the periods ended June 30, 2021 and 2020 there was $0 and $0 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer on order cancellation.

As of and for the periods ended June 30, 2021 and December 31, 2020, there are no contract costs or commissions deferred.

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

The Company had 3,391,835 warrants outstanding at June 30, 2021 which upon exercise, would result in the issuance of 3,391,835 shares of common stock. Of these warrants 2,166,527 were exercisable at $2.05 per share and1,225,308 were exercisable at $.01 per share. The Company also had convertible debt instruments as of June 31, 2021 which, upon conversion at valuations from $2.00 to $2.50 per share, would result in the issuance of 2,227,312 shares of stock.

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

	Three Month Ended June 30, 2021	Three Month Ended June 30, 2020	Six Month Ended June 30, 2021	Six Month Ended June 30, 2020
Net loss attributable to common shareholders	$4,419,370	$(3,491,790)	$4,665,704	$(5,280,142)

Weighted average number of common shares outstanding, Basic	17,722,825	17,722,825	17,722,825	17,722,825

Diluted weighted average number of common shares outstanding,	18,945,827	17,722,825	18,945,827	17,722,825

Basic earnings (loss) per share	$0.25	$(0.20)	$0.26	$(0.30)

Diluted earnings (loss) per share	$0.24	$(0.19)	$0.25	$(0.30)

At June 30, 2021 2,166,527 shares of potentially dilutive common stock related to outstanding stock warrants and 2,227,312 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation because the exercise and conversion prices exceeded the average stock price and therefore their effect would be anti-dilutive.

At June 30, 2020 potentially dilutive common shares related to stock warrants and convertible debt were excluded from the diluted earning per share computation because the Company incurred a net loss and therefore their effect would be anti-dilutive.

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

NOTE 2 – INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of June 30, 2021 and December 31, 2020, respectively, were as follows:

	2021	2020

Mined Tonnage	$1,218,021	$555,608
Gold-Silver Concentrates	146,815	48,359
Total Inventories	$1,364,836	$603,967

NOTE 3 – PROPERTY

Property consists of the following at June 30, 2021 and December 31, 2020:

	2021	2020

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(114,801)	(113,176)
Total Property	$4,353	$5,978

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $1,625 and $1,625 for the periods ended June 30, 2021 and 2020 respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the San Jose de Gracía (“SJG”) concessions. Mining Concessions were $4,132,678 and $4,132,678 at June 30, 2021 and December 31, 2020, respectively.

Depletion expense was $0 and $0 for the periods ended June 20, 2021 and 2020, respectively.

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

On December 31, 2010, the Company received 3,223,040 shares, which represents approximately 19.95% of the outstanding shares of DynaNevada. At the time of the exchange, DynaNevada’s net book value was approximately $695,000, consisting of $30,000 of cash and the remainder being unproven mining properties. Subsequent to the exchange management determined the investment to be impaired due to a lack of development of the properties and incurred a charge to the income statement. Management estimated the value of the Company’s DynaNevada shares as of June 30, 2021 and December 31, 2020 to be $70,000 and $70,000, respectively.

At June 30, 2021 and December 31, 2020, the Company had a receivable from DynaNevada de México of $71,379 and $71,465, respectively for working capital advances. These amounts are included in Other Assets in the accompanying consolidated balance sheets.

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

At June 30, 2021 six Series I Notes remained outstanding with a total balance of $455,905. The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

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

At June 30, 2021, two Series II notes remained outstanding for $87,374. The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

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

The cumulative tax effect at the expected statutory tax rate of 21% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2021 and December 31, 2020 are as follows:

Deferred Tax Asset Related to:

	June 30, 2021	December 31, 2020
Prior Year	$13,473,000	$13,780,490
Tax (Expense) Benefit for Current Year	(1,421,781)	953,120
Expiration of NOL Carryforward Period	-	(1,260,610)
Total Deferred Tax Asset	12,051,219	13,473,000
Less Valuation Allowance	(12,051,219)	(13,473,000)
Net Deferred Tax Asset	$-	$-

For Financial Reporting Purposes Income (Loss) Before Taxes for the Six Months ended June 30, 2021 and 2020 includes the Following Components:

	2021	2020
United States	$(4,841,452)	$(1,862,612)
Foreign	9,593,906	(3,392,459)
	$4,752,454	$(5,255,071)

The Expense (Benefit) for Taxes for the Six Months Ended June 30, 2021 and 2020 Consist of the Following:

Current
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-
Deferred and Other
Federal	$(920,960)	$(285,487)
State	-	-
Foreign	2,342,741	(848,115)
	1,421,781	(1,133,602)

Total Tax Expense (Benefit)	1,421,781	(1,133,602)
Change in Valuation Allowance	(1,421,781)	1,133,602
Net Tax Expense (Benefit)	$-	$-

The Company's Income Tax Expense (Benefit)for the six months ending June 30, 2021 and 2020 differs from the Statutory Rate of 21% due to the following:

	2021	2020
Tax Expense (Benefit) at Statutory Rate	$998,015	$(1,103,565)
Foreign Tax Rate Differential	863,450	(210,203)
Permanent Differences
Stock Issued for Services	-	21,000
Change in Derivative Liability	38,874	144,748
Amortization of Loan Discount	57,671	14,418
Timing Differences
Depreciation & Capitalized Assets	(15,283)
Sales & Accounts Receivable	(321,479)
Inventory and COGS	(198,667)
Other	(800)
Change in Valuation Allowance	(1,421,781)	1,133,602
Provision for Income Tax Expense (Benefit)	$-	$-

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $49,800,000 at June 30, 2021 and will expire as follows:

United States Expiring 2029 through	$18,500,000
United States indefinite limited to 80% of NOL	11,300,000
Foreign expiring from 2021 to 2030	20,000,000
Total	$49,800,000

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which one thousand (1,000) shares shall be designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of June 30, 2021, 15,265,008 of Preferred stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At June 30, 2021 and December 31, 2020, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Shares

On June 30, 2015, the Company issued 1,600,000 Series C Senior Convertible Preferred Shares (the “Series C Preferred Shares”) at $2.50 per share for gross proceeds of $4,000,000, as well as issuing 133,221 additional Series C Preferred Shares due to anti-dilution provisions (with no cash remuneration). Legal fees of $45,000 were deducted from the proceeds of this transaction at closing. These Series C Preferred Shares were convertible to common shares at $2.50 per share, through June 30, 2020. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. A description of the transaction which included the issuance of the Series C Preferred Shares is included below. The Dividend is calculated at 4.0% of $4,337,480 payable annually on June 30. At June 30, 2021 dividends for the years 2017 to 2021 totaling $866,940 were in arrears.

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

•	Golden Post acquired the following securities:

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

•	The Remaining Purchasers acquired the following securities:

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

17

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

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities. On May 14, 2020 in connection with the Series D Convertible Note financing, the expiration date for the Series C Preferred Shares and the Golden Post warrants were extended to June 30, 2022. In addition, a new derivative liability was incurred due to the issuance of warrants for kicker shares. At June 30, 2021 the total derivative liability was $2,556,676 which included $626,579 for the Series C Preferred Shares, and $830,432 in connection with the Golden Post Warrants and $1,099,665 in connection with the Series D Convertible Note Kicker Warrants. At December 31, 2020 the total derivative liability was $2,371,560 which included $601,313 for the Series C Preferred Shares, and $817,613 in connection with the Golden Post Warrants and $952,634 in connection with the Series D Convertible Note Kicker Warrants. The deemed dividend for the periods ending June 30, 2021 and June 30, 2020 were $86,750 and $86,660. respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount on the accompanying consolidated statements of income (loss).

Due to the nature of this transaction as mandatorily redeemable, the Series C preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2019	$4,333,053
Issuances at Fair Value, Net of Issuance Costs	-
Bifurcation of Derivative Liability	-
Relative Fair Value of Warrants – Preferred Stock Discount	4,427
Accretion of Preferred Stock to Redemption Value	-
Carrying Value, December 31, 2020	4,337,480

Issuances at Fair Value, Net of Issuance Costs	-
Bifurcation of Derivative Liability	-
Relative Fair Value of Warrants – Preferred Stock Discount	-
Accretion of Preferred Stock to Redemption Value	-
Carrying Value, June 30, 2021	$4,337,480

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,734,992 shares designated as Series C Preferred Shares and the 3,000,000 shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 15,265,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At June 30, 2021 and December 31, 2020, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At June 30, 2021 and December 31, 2020, there were 17,722,825 and 17,722,825 shares outstanding, respectively. No dividends were paid for the periods ended June 30, 2021 and 2020, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracía Pilot Production Plant and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity. As of June 30, 2021, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of June 30, 2021 and December 31, 2020, respectively

Stock Issuances

There were no issuances of common stock during the periods ending June 30, 2021 and December 31, 2020.

Treasury Stock

During the year ending December 31, 2020, 262,500 treasury shares were transferred for services provided to the Company.

No treasury stock was issued during the period ended June 30, 2021

Outstanding treasury shares total 516,980 at both June 30, 2021 and December 31, 2020.

Warrants

2021 activity

The Company had 3,391,835 warrants outstanding at June 30, 2021. There were no warrants issued or exercised in 2021 and no warrants expired in 2021.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2019	2,166,527	$2.45	0.51	$-
Granted	3,391,815	$1.31	4.89	$-
Exercised	-	$-		$-
Forfeited	2,166,527	$-		$-
Balance at December 31, 2020	3,391,815	$1.31	4.34	$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited	-	$-		$-
Balance at June 30, 2021	3,391,815	$1.31	3.84	$-
Exercisable at June 30, 2021	3,391,815	$1.31	3.84	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $87,500 and $37,500 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the periods ended June 30, 2021 and 2020, respectively.

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

The Company determines if a contract is or contains a lease at inception. As of June 30, 2021, the Company has two operating leases - a six and one-half year lease for office space with a remaining term of eighteen months and a twenty-year ground lease in association with its México mining operations with a remaining term of thirteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Period Ended June 30, 2021
Operating Lease – Office Lease	$42,742
Operating Lease – Ground Lease	44,337
Short Term Lease Costs	6,279
Variable Lease Costs	-
TOTAL	$93,358

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending June 30:

YEAR
2022	$179,474
2023	145,896
2024	96,896
2025	99,803
2026	102,797
Thereafter	684,885
Total	$1,308,751
Less Imputed Interest	(586,207)
OPERATING LEASE PAYABLE	$722,544

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

DynaResource de Mexico filed Civil Claims again Goldgroup Mining Inc., and Goldgroup Resources Inc. requesting Damages of $50M USD

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

On October 5, 2015, the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), file number 1120/2014 declared, among other resolutions, that:

a)	The AAA must “cease and desist” from the arbitration proceeding;
b)	The AAA does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006; and
c)

The AAA does not have jurisdiction to hear disputes arising between shareholders of DynaMexico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.

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

EIGHTH:

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

DynaUSA and DynaMéxico filed an Original Petition for Recognition of the $48M USD Foreign Judgment in US. District Court, 134th Judicial District in Dallas County, Texas

•	On December 5, 2020, DynaUSA and DynaMéxico filed an Original Petition for Recognition of the $48M USD Foreign Judgment in US. District Court in Dallas County Texas.
•	On February 4, 2021, DynaUSA and DynaMéxico filed a First Amended Petition for Recognition of the $48M USD Foreign Judgment in US. District Court, 134th Judicial District, Dallas County, Texas.
•	On May 12, 2021, The US District Court for Dallas County issued a ruling stating the Court was not obligated to recognize the $48M Judgment in the US.; but found the $48M Judgment to be final, conclusive and enforceable under Mexican Law.

DynaUSA and DynaMéxico Appeal of the US. District Court Ruling

On May 14, 2021, DynaUSA and DynaMéxico filed a Notice of Appeal of the US District Court Ruling.

Arbitration Ruling

In direct contradiction to the October 5, 2015, Definitive Sentence issued by court in México, on August 25, 2016, the American Arbitration Association - International Centre for Dispute Resolution, Denver office (the “AAA”) issued an Arbitration Ruling (the “Arbitration Ruling”) in favor of Goldgroup Resources Inc. against DynaMéxico and DynaResource, Inc. The Arbitration Ruling was the result of a proceeding in which neither DynaMéxico nor DynaResource participated, since the Definitive Sentence issued by the court in México effectively prohibited their participation in the Arbitration proceeding and should have prohibited Goldgroup Resources Inc. participation.

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

DynaResource Entities Filings in US District Court in Response to Arbitration Ruling

•	DynaUSA and DynaMéxico filed Motion to Alter Judgment

On June 6, 2019, DynaUSA and DynaMéxico file a Motion to Alter Judgment.

•	DynaUSA and DynaMéxico filed Motion for Stay of Judgment Pending Appeal and to Waive Bond

On June 7, 2019, DynaUSA and DynaMéxico filed A Motion for Stay of Judgment Pending Appeal and to Waive Bond.

•	DynaUSA and DynaMéxico filed Motion for Leave to Supplement the Record

On July 13, 2019, DynaUSA and DynaMéxico filed A Motion for Leave to Supplement the Record with the following information:

•	“Rejection of Goldgroup Resources Inc. request to the Supreme Court of México”

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

•	DynaUSA and DynaMéxico filed Reply in Support of Motion to Alter Judgment.

On July 23, 2019, DynaUSA and DynaMéxico filed a Reply in Support of Motion to Alter Judgment. Goldgroup Resources was confirmed to be misleading the US District Court with inaccurate reports of the ruling of the México Supreme Court Rejection.

•	Final Legal Ruling in México (DynaMéxico Final México Legal Ruling)

On December 6, 2019, the 11th Federal Circuit Collegiate Court in México issued its Final Ruling (“the DynaMéxico Final México Legal Ruling”).

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

•	Legal Summary - Consequence of the México Final Legal Ruling:

o

The $48,280,808.34 USD damages award (dated October 05, 2015) in favor of DynaMéxico and against Goldgroup Resources Inc. is now Final. Goldgroup Resources’ challenge(s) to that award have been fully denied and the damages award is Final.

o	The Lien against the Shares of DynaMéxico owned by Goldgroup Resources Inc. (established October 5, 2016, the “Lien against Goldgroup Shares”) is now fully confirmed, Final, and enforceable.
o	Ownership of the shares of DynaMéxico currently held by Goldgroup Resources (currently representing 20% of the outstanding shares of DynaMéxico) are subject to the Lien against Goldgroup Shares.”

•	DynaMéxico Recovery of 100% of Goldgroup Shares

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

Confirmation of Arbitration Award in U.S. District Court – District of Colorado

On March 25, 2020 The U.S. District Court, District of Colorado affirmed the August 24, 2016 Arbitration Award in favor of Goldgroup Resources Inc.

DynaUSA and DynaMéxico filed Appeal of Arbitration Affirmation to U.S. District Court - 10th Circuit Court of Appeals

•	On July 17, 2020, DynaUSA and DynaMéxico filed an Appeal of the Affirmation of the Arbitration Award to the U.S. District Court – 10th Circuit Court of Appeals.

•	On July 17, 2020, DynaUSA and DynaMéxico posted supersedeas bond with the U.S. District Court, District of Colorado, in the amount of $1.111M USD.; and DynaUSA and DynaMéxico filed a motion for Stay of Judgment pending Appeal.

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

•	On July 17, 2020, DynaUSA and DynaMéxico posted supersedeas bond with the U.S. District Court, District of Colorado, in the Amount of $1.111M USD, in order to fully bond the Monetary portion of the Arbitration Award.
•	On August 24, 2020, DynaMéxico conducted an Extraordinary Shareholder’s Meeting of DynaMéxico, wherein all Non-Monetary portions of the Arbitration Award were fully performed and executed.

Full Performance of Arbitration Award by DynaUSA and DynaMéxico / Closure of the Arbitration Case by US. District Court

•	On August 24, 2020, DynaMéxico conducted an Extraordinary Shareholder’s Meeting of DynaMéxico, wherein all Non-Monetary portions of the Arbitration Award were fully performed and executed.
•	On May 20, 2021, DynaUSA and DynaMéxico agreed to release the $1.111 M USD supersedeas bond and paid an addition amount of $4,054.59 in interest calculated to June 2, 2021; in full performance and satisfaction of the monetary portion of the Arbitration Award.

Goldgroup Resources Inc. Filed Motion for Contempt of Court Sanctions against DynaUSA and DynaMéxico

On June 11, 2021, Goldgroup Resources Inc. filed a Motion for Civil Contempt Sanctions against DynaUSA and DynaMéxico. The Motion for Contempt Sanctions is pending.

DynaUSA and DynaMéxico file Motion for Relief of Judgment Pursuant to Federal Rule of Civil Procedure 60(b)

On July 1, 2021, DynaUSA and DynaMéxico filed a Motion for Relief of Judgment Pursuant to Federal Rule of Civil Procedure 60(b). The Motion for Relief of Judgment is pending.

Complaint filed by Goldgroup against the May 17, 2013, Shareholders’ Meeting of DynaMéxico

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2021	2020
Annual volatility rate	167%	156%
Risk free rate	0.25%	0.13%
Remaining Term	1.00 years	1.50 years
Fair Value of common stock	$0.90	$0.78

For the periods ended June 30, 2021 and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended June 30, 2021 and December 31, 2020.

Period Ended	2021	2020
Fair value of derivative (stock), beginning of period	$601,313	$37,038
Change in fair value of derivative	25,266	276,547
Fair value of derivative on the date of issuance	-	287,728
Fair value of derivative (stock), end of period	$626,579	$601,313

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

28

	2021	2020
Annual volatility rate	167%	156%
Risk free rate	0.25%	0.13%
Remaining Term	1.00 years	1.5 years
Fair Value of common stock	$0.90	$0.78

For the periods ended June 30, 2021 and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended June 30, 2021 and December 31, 2020.

Period Ended	2021	2020
Fair value of derivative (warrants), beginning of period	$817,613	$49,066
Change in fair value of derivative	12,819	367,781
Fair value of derivative on the date of issuance	-	400,766
Fair value of derivative(warrants), end of period	$830,432	$817,613

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series D Warrants based on the assumptions below:

	2021	2020
Annual volatility rate	167%	156%
Risk free rate	0.25%	0.13%
Remaining Term	8.88 years	10 years
Fair Value of common stock	$0.90	$0.78

For the periods ended June 30, 2021 and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended June 30, 2021 and December 31, 2020.

Period Ended	2021	2020
Fair value of derivative (warrants), beginning of period	$952,634	$-
Fair value of derivative on the date of issuance	-	409,998
Change in fair value of derivative	147,032	542,636
Fair value of derivative(warrants), end of period	$1,099,665	$952,634

NOTE 12 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% until February 24, 2020 when the minority interest was eliminated. Changes in Non-Controlling Interest for the year ended December 31, 2020 was as follows:

2020
Beginning balance	$(5,723,663)
Operating income (loss)	(61,589)
Share of Other Comprehensive Income (loss)	(11,669)
Elimination of Non-Controlling Interest	5,796,921
Ending balance	$-

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

As of June 30, 2021, and December 31, 2020, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 11.

Fair Value Measurement at June 30, 2021 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Derivative Liabilities	$2,556,676	-	-	2,556,676
Totals	$2,556,676	$-	$-	$2,556,676
Fair Value Measurement at December 31, 2020
Liabilities:
Derivative Liabilities	$2,371,560	-	-	2,371,560
Totals	$2,371,560	$-	$-	$2,371,560

NOTE 14 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the six months ended June 30, 2021 and 2020, three and two customers accounted for 100% of revenue, respectively.

At June 30, 2021 and December 31, 2020, three and four customer accounted for 100% of accounts receivable, respectively.

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda for a reduction in the liability equal to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes at unpaid principal amount and accrues interest on a monthly basis. At June 30, 2021 $879,240 of accrued interest on the notes was included in accrued liabilities on the consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the periods ended June 30, 2021 and December 31, 2020:

Balance December 31, 2019	2,272,431
Exchange Rate Adjustment	(124,352)
2020 Principal Payments	(66,644)
Balance December 31, 2020	2,081,435
Exchange Rate Adjustment	(2,395)
2021 Principal Payments	(36,460)
Balance June 30, 2021	$2,042,580

At June 30, 2021 future maturities of notes payable are as follows:

Year Ending June 30:
2022	$2,009,461
2023	33,119
$2,042,580

NOTE 16 – REVOLVING CREDIT LINE FACILITY

On February 4, 2021 Mineras de DynaResource SA de CV (“Seller”) entered into a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL"), with a commercial buyer. Under the terms of the RCL:

•	The Company will deliver 100% of its produced concentrates to the buyer and provider of the RCL, through December 31, 2022; unless extended by the Company;
•	An initial RCL was established by buyer in the amount of $3.75M USD;
•	At May 1, 2021, the RCL increased to an amount equal to 80% of prior 3 month’s revenue;
•	Each successive month, the RCL shall be adjusted according to the company’s prior 3 month’s revenue;
•	The RCL shall never be less than $3.75M USD;
•	The RCL will be interest free for 45 days;
•	The RCL is to be repaid through deliveries of Concentrates or Cash within 120 days;

Deposits under Revolving Credit Line Facility

Under the terms of the RCL, Mineras de DynaResource received the following advances from the buyer:

(1)	$2.5M advance on February 4, 2021. Settled on March 26, 2021.
(2)	$3.75M advance on March 30, 2021. Settled on May 12, 2021.
(3)	$3.75M advance on May 12, 2021. Settled on June 16, 2021.
(4)	$6.75M advance on June 18, 2021.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2021, through the date whereupon the financial statements were issued, and has determined the below described events subsequent to the end of the period.

Revolving credit line activity:

At August 1, 2021, the amount of the RCL was increased to $8.89M USD.

On August 4, 2021, Mineras de Dyna Resource S.A. de C.V. completed settlement of an advance in the amount of $6.75M USD from the Buyer of Concentrate products through a combination of product delivery and cash payment.

On August 9, 2021, Mineras de DynaResource S.A. de C.V. received an advance from the Buyer of Concentrate Products produced from San Jose de Gracía in the amount of $8.25M USD.

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

During the first six months of 2021, we reported the delivery and sale of 9,436 net Oz gold contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracía Property in México.

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

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the six months ended June 30, 2021, the Company sold gold-silver concentrates to three purchasers.

Employees

As of June 30, 2021, we had 173 employees, including 168 employees based in México, and 5 in the United States. Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

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

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $66,500 USD as of June 30, 2021), commencing in 2014.

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

Since January 2017, the Company has expended over $13.8 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion:	$1,927,000
Tailings Pond Expansion	265,000
Machinery and Equipment	968,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigos	1,599,000
SIG Mining Concessions	1,392,000
Surface Rights and Permitting	468,000
Debt Retirement	484,000
Legal Fees	2,635,000
Total	$13,773,000

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

Summary of Test Mining and Pilot Mill Operations for the six months ended June 30, 2021 and 2020:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)

Six Months Ended June 30, 2021	41,376	8.98	86.74%	10,320	9,436
Six Months Ended June 30, 2020	8,608	3.33	83.71%	772	624

Test pilot operations in Q1 2021 yielded 17,342 tons mined and processed through mill operations; and the production of 3,571 gross Oz Au (and net weights, buyer’s price discount and refining and treatment costs, approximately 3,024 Oz. Au) contained in gold-silver concentrates, and the receipt of $4,912,712 in revenues from the sale of gold-silver concentrates.

Test pilot operations in Q2 2021 yielded 24,034 tons mined and processed through mill operations; and the production of 6,749 gross Oz Au (and net weights, buyer’s price discount and refining and treatment costs, approximately 6.256 Oz. Au) contained in gold-silver concentrates, and the receipt of $10,526,313 in revenues from the sale of gold-silver concentrates.

Additional Test Mining and Mill Operations Disclosure

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2021, and projects the output of 300 tons per 24-hour operating day from the mine and mill during the third quarter.

Results for the three and six months ended June 30, 2021 and 2020

REVENUE. Revenues for the three months ended June 30, 2021 and 2020 were $10,526,313 and $(3,409), respectively. Year to date revenues for the six months ended June 30, 2021 and 2020 were $15,439,025 and $414,635, respectively. The increase is a result of the Company’s opening of the Tres Amigos mine and the expansion of mill capacity to 300 tones per day. As anticipated the opening of the Tres Amigos mine has resulted in an increase in yield from 3.33 to 8.98 au per ton. The increase mill capacity resulting of the processing of 24,034 tonnes of ore in Q2. During the prior year mining operations and milling were shutdown from March to July 2020 to open the Tres Amigos mine and expand the mill.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended June 30, 2021 and 2020 were $778,885 and $0, respectively. Production costs related to sales for the six months ended June 30, 2021 and 2020 were $1,160,151 and $211,575, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. This represents a decrease in the cost per ton of milling ore. The decrease was due to Company’s ceasing mill operations from March to June 2020 to complete the financing and facility upgrade which allowed the Company to open the Tres Amigos mine and increase the output from the mill.

MINE PRODUCTION COSTS. Mine production costs for the three months ended June 30, 2021 and 2020 were $1,442,932 and $0 respectively. Mine production costs for the six months ended June 30, 2021 and 2020 were $2,249,402 and $533,901 respectively. These costs were directly related to the extraction of mine tonnage to be processed at the mill. The increase was a result of increased tonnage mined. The 2020 cost primarily represented the processing of inventory from the prior year.

MINE EXPLORATION COSTS. Mine exploration costs for the three months ended June 30, 2021 and 2020 were $1,273,241 and $0, respectively. Mine exploration costs for the six months ended June 30, 2021 and 2020 were $2,285,989 and $40,825, respectively. These were the costs of extracting waste material to reach the materials to be extracted for processing. The increase was a result of opening the Tres Amigos mine and the limited mining in the 2020 period. There were no exploration costs from February to June of the prior year.

MINE EXPANSION COSTS: Mine expansion costs for the three months ended June 30, 2021 and 2020 were $0 and $639,656, respectively. Mine expansion costs for the six months ended June 30, 2021 and 2020 were $0 and $909,190, respectively. These were the costs associated with the expansion of the mining facilities and the cost associated with preparing the Tres Amigos for production in the 2020 period. There have been no mine expansion activities in 2021.

TRANSPORTATION. Transportation costs for the three months ended June 30, 2021 and 2020 were $355,134 and $(446), respectively. Transportation costs for the six months ended June 30, 2021 and 2020 were $593,698 and $75,734, respectively. These were the costs of transporting the product to the customer for treatment and sale. The increase is consistent with the overall increase in production and revenue.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the three months ended June 30, 2021 and 2020 were $723,527 and $421,282, respectively. Camp, warehouse and support facility cost for the six months ended June 30, 2021 and 2020 were $1,258,722 and $873,324, respectively. These were the support costs of the mining facilities including housing, food, security and warehouse operations. The increase was a result of the increased activity at the camp during the six months ended June 30, 2021 compared to the shutdown of mining activity in the six months ended June 30, 2020.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended June 30, 2021 and 2020 were $36,903 and $31,305, respectively. Property holding costs for the six months ended June 30, 2021 and 2020 were $79,650 and $68,129, respectively. These costs were concessions taxes, leases on land and other direct costs of maintaining the property.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2021 and 2020 were $651,992 and $1,097,315 respectively. General and administrative expenses for the six months ended June 30, 2021 and 2020 were $1,166,969 and $1,517,571 respectively. These were the costs of operating the Company not directly associated with the mine operations including management, accounting, and legal expenses. The decrease was largely a result of legal fees associated with the Company’s successful recovery of the non-controlling stock and legal cost of the Company’s new financing incurred in the second quarter of 2020.

OTHER INCOME (EXPENSE). Other income for the six months ended June 30, 2021 and 2020 was $(1,890,365) and $(1,437,832) respectively. Included in this category in 2021 was interest expense of $(730,419), change in derivative of $(185,116) and currency transaction gain of $136,281 and arbitration award expense of $1,111,111. Included in this category in 2020 was interest expense of $(404,445), change in derivative of $(689,275), currency transaction loss of $(339,665) and other expenses of $(4,427). The 2020 derivative liability increase is the result of the extension of stock warrants and the issuance of new convertible debt and stock warrants as part of the financing closed in the second quarter of 2020. The 2020 increase was limited to changes in stock prices and remaining life of the underlying securities. Likewise, the increase in interest expense is reflective of the Company’s increase in debt. See the legal summary for a more detail discussion of the arbitration award.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the six months ended June 30, 2021 and 2020 was $0 and $61,589, respectively. This represented the non-controlling interest share of Dyna México’s loss. The 2020 allocation included only the non-controlling interest’s share of the net loss for January and February as the non-controlling interest was eliminated at the end of February 2020.

OTHER COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the six months ended June 30, 2021 and 2020 consisted of unrealized currency gains (losses) of $(371,407) and $1,144,987, respectively. The change is due to the variances in the peso exchange rates throughout the two periods.

Liquidity and Capital Resources

As of June 30, 2021, the Company had working capital of $(5,282,043), comprised of current assets of $18,477,783 and current liabilities of $23,759,826. This represented an increase of $496,949 from the working capital maintained by the Company of $(5,778,992) as of December 31, 2020. The primary reason for the increase was the increase in accounts receivable and inventory.

Net cash provided by (used in) operations for the six months ended June 30, 2021 and 2020 was $8,271,206 and $(3,429,944), respectively. The increase is primarily the result of the Company’s operating profit and increase in customer advances as a result of the Company’s increased production in its mining and pilot milling operations during the six months in 2021.

Net cash provided by (used) in investing activities for the six months ended June 30, 2021 and 2020 was $0 and $0, respectively. Expenditures necessary for the expansion of mining operations totaled $111,702 and $21,219 in the six months ended June 30, 2021 and 2020, respectively, would normally have been included in this category were expenses due to the company’s lack of proven and probable reserves.

Net cash provided by (used in) financing activities for the six months ended June 30, 2021 and 2020 was $(36,460) and $3,178,185, respectively. In the 2020 period, the Company received $3,275,000 loan proceeds and $45,000 of advances from stockholders. The Company used $(36,460) and $(141,815) for repayments of long-term debt and convertible notes in the six months ended June 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall 2015 at the rate of approximately 100 tons per 24-hour operating day from the mine and approximately the same output from the processing plant. Over the past five years, the Company has gradually increased its output to approximately 200 tons per 24-hour operating day from the mines and processing plant. In 2021, the Company completed its phases of expansion to reach the output of approximately 300 tons per 24-hour operating day from the mine and the processing plant.

The Company funds its general and administrative expenses in the US, from the Company’s operating subsidiaries, DynaMineras and DynaOperaciones. These amounts are eliminated in consolidation. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through the subsequent twelve months.

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

Note Receivable and Investments in Affiliate

DynaResource Nevada, Inc., a Nevada Corporation (“DynaNevada”), with one operating subsidiary in México, DynaNevada de México, S.A. de C.V. (“DynaNevada de México”) have common officers, directors and shareholders. The total amount loaned by the Company to DynaNevada at December 31, 2010 was $805,760. The terms of the Note Receivable provided for a “Convertible Loan,” repayable at 5% interest over a 3-year period, and convertible at the Company’s option into Common Stock of DynaNevada at $0.25 / Share. On December 31, 2010, the Company converted its receivable from DynaNevada into 3,223,040 Shares of DynaNevada; and as a result, the Company owns 19.92% of the outstanding shares of DynaNevada. DynaNevada is therefore a related entity, and through its subsidiary in México (DynaNevada de México), (“DynaNevada de México”), has entered into an Option agreement with Grupo México (“IMMSA”) in México, for the exploration and development of approximately 3,000 hectares in the State of San Luis Potosi (“the Santa Gertrudis Property”). The Company had a receivable from DynaResource Nevada, Inc. of $70,294 and $71,465 at June 30, 2021 and December 31, 2020 respectively. The Company has an investment balance in DynaResource Nevada, Inc. of $70,000 and $70,000 as of June 30, 2021 and December 31, 2020, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

DynaResource de Mexico filed Civil Claims again Goldgroup Mining Inc., and Goldgroup Resources Inc. requesting Damages of $50M USD

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

On October 5, 2015, the Thirty Sixth Civil Court of the Superior Court of Justice of the Federal District of México (Tribunal Superior de Justicia del Distrito Federal), file number 1120/2014 declared, among other resolutions, that:

a)	The AAA must “cease and desist” from the arbitration proceeding;
b)	The AAA does not have jurisdiction to hear any conflict and/or interpretation arising from the Earn In/Option Agreement, dated September 1, 2006; and
c)

The AAA does not have jurisdiction to hear disputes arising between shareholders of DynaMexico, which disputes do not arise directly and immediately from the Earn In/Option Agreement, dated September 1, 2006.

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

DynaUSA and DynaMéxico filed an Original Petition for Recognition of the $48M USD Foreign Judgment in US. District Court, 134th Judicial District in Dallas County, Texas

•	On December 5, 2020, DynaUSA and DynaMéxico filed an Original Petition for Recognition of the $48M USD Foreign Judgment in US. District Court in Dallas County Texas.
•	On February 4, 2021, DynaUSA and DynaMéxico filed a First Amended Petition for Recognition of the $48M USD Foreign Judgment in US. District Court, 134th Judicial District, Dallas County, Texas.
•	On May 12, 2021, The US District Court for Dallas County issued a ruling stating the Court was not obligated to recognize the $48M Judgment in the US.; but found the $48M Judgment to be final, conclusive and enforceable under Mexican Law.

DynaUSA and DynaMéxico Appeal of the US. District Court Ruling

On May 14, 2021, DynaUSA and DynaMéxico filed a Notice of Appeal of the US District Court Ruling.

Arbitration Ruling

In direct contradiction to the October 5, 2015, Definitive Sentence issued by court in México, on August 25, 2016, the American Arbitration Association - International Centre for Dispute Resolution, Denver office (the “AAA”) issued an Arbitration Ruling (the “Arbitration Ruling”) in favor of Goldgroup Resources Inc. against DynaMéxico and DynaResource, Inc. The Arbitration Ruling was the result of a proceeding in which neither DynaMéxico nor DynaResource participated, since the Definitive Sentence issued by the court in México effectively prohibited their participation in the Arbitration proceeding and should have prohibited Goldgroup Resources Inc. participation.

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

DynaResource Entities Filings in US District Court in Response to Arbitration Ruling

•	DynaUSA and DynaMéxico filed Motion to Alter Judgment

On June 6, 2019, DynaUSA and DynaMéxico file a Motion to Alter Judgment.

•	DynaUSA and DynaMéxico filed Motion for Stay of Judgment Pending Appeal and to Waive Bond

On June 7, 2019, DynaUSA and DynaMéxico filed A Motion for Stay of Judgment Pending Appeal and to Waive Bond.

•	DynaUSA and DynaMéxico filed Motion for Leave to Supplement the Record

On July 13, 2019, DynaUSA and DynaMéxico filed A Motion for Leave to Supplement the Record with the following information:

•	“Rejection of Goldgroup Resources Inc. request to the Supreme Court of México”

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

•	DynaUSA and DynaMéxico filed Reply in Support of Motion to Alter Judgment.

On July 23, 2019, DynaUSA and DynaMéxico filed a Reply in Support of Motion to Alter Judgment. Goldgroup Resources was confirmed to be misleading the US District Court with inaccurate reports of the ruling of the México Supreme Court Rejection.

•	Final Legal Ruling in México (DynaMéxico Final México Legal Ruling)

On December 6, 2019, the 11th Federal Circuit Collegiate Court in México issued its Final Ruling (“the DynaMéxico Final México Legal Ruling”).

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

•	Legal Summary - Consequence of the México Final Legal Ruling:

	o	The $48,280,808.34 USD damages award (dated October 05, 2015) in favor of DynaMéxico and against Goldgroup Resources Inc. is now Final. Goldgroup Resources’ challenge(s) to that award have been fully denied and the damages award is Final.
	o	The Lien against the Shares of DynaMéxico owned by Goldgroup Resources Inc. (established October 5, 2016, the “Lien against Goldgroup Shares”) is now fully confirmed, Final, and enforceable.

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
K.W. (“KD”) Diepholz, Chairman / CEO

Date: August 11, 2021

