Form 10-Q
period 2021-09-30
DYNARESOURCE INC
filed 2021-11-04
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period ____________ to ___________.

Commission File Number 000-30371

DYNARESOURCE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	94-1589426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

222 W Las Colinas Blvd., Suite 1910 North Tower, Irving, Texas 75039(Address of principal executive offices)

(972) 868-9066

(Issuer’s telephone number)

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

As of October 31, 2021, there were 18,091,293 shares of Common Stock of the issuer outstanding.

TABLEOFCONTENTS

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONSOLIDATED BALANCE SHEETS

September 30 2021 and December 31, 2020

	2021	2020
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$15,832,290	$1,504,016
Accounts Receivable	965,995	840,743
Inventories	2,032,911	603,967
Foreign Tax Receivable	3,850,468	2,179,914
Appeal Bond	-	1,111,111
Other Current Assets	851,119	578,661
Total Current Assets	23,532,783	6,818,412

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $115,613 and $113,176)	3,541	5,978
Operating Lease	670,919	735,220
Mining Concessions	4,132,678	4,132,678
Other Assets	163,051	165,380

TOTAL ASSETS	$28,502,972	$11,857,668

LIBILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,854,688	$2,274,011
Accrued Expenses	4,766,453	3,385,093
Customer Advances	9,250,000	2,500,000
Derivative Liabilities	6,300,473	2,371,560
Current Portion of Convertible Notes Payable – Series D	3,676,721	-
Current Portion of Convertible Notes Payable – Series I & II	543,279	-
Current Portion of Long-Term Debt	1,956,079	1,984,007
Current Portion of Operating Lease Payable	95,232	82,733
Total Current Liabilities	28,442,925	12,597,404

Convertible Notes Payable – Series D, (Net of Unamortized Discount of $343,279 and $755,214), Less Current Portion	-	3,264,786
Convertible Notes Payable – Series I & II, Less Current Portion	-	543,279
Long Term Debt, Less Current Portion	8,233	97,428
Operating Lease Payable, Less Current Portion	609,375	685,951

TOTAL LIABILITIES	29,060,533	17,188,848

Preferred Stock, Series C, $0.0001 par value, 1,734,992 shares Authorized, issued and outstanding	4,337,480	4,337,480
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 40,000,000 shares authorized 17,722,825 and 17,722,825 issued and outstanding	177,228	177,228
Preferred Rights	40,000	40,000
Additional Paid In Capital	50,395,699	50,407,333
Treasury Stock, 495,513 and 516,480 shares	(1,414,628)	(1,474,486)
Accumulated Other Comprehensive income	136,106	438,092
Accumulated Deficit	(54,229,447)	(59,256,828)
TOTAL STOCKHOLDERS’ DEFICIT	(4,895,041)	(9,668,660)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,502,972	$11,857,668

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE,INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three Months Sept. 30, 2021	Three Months Sept. 30, 2020	Nine Months Sept. 30, 2021	Nine Months Sept. 30, 2020

REVENUES	$10,467,058	$4,830,461	$25,906,083	$5,245,096
COSTS AND EXPENSES OF MINING OPERATIONS
Production Costs Applicable to Sales	756,898	471,025	1,917,049	682,600
Mine Production Costs	1,135,938	854,297	3,385,340	1,388,198
Mine Exploration Costs	1,151,020	676,511	3,437,009	717,336
Mine Expansion Costs	579,432	-	579,432	909,190
Camp, and Facilities	697,446	542,630	1,956,168	1,415,954
Transportation	374,974	201,281	968,672	277,015
Property Holding Costs	36,866	33,394	116,516	101,523
General and Administrative	1,085,187	557,069	2,252,156	2,074,640
Depreciation and Amortization	812	812	2,437	2,437
Total Operating Expenses	5,818,573	3,337,019	14,614,779	7,568,893

NET OPERATING INCOME (LOSS)	4,648,485	1,493,442	11,291,304	(2,323,797)

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	(258,006)	(685,509)	(121,725)	(1,025,194)
Interest Expense	(372,336)	(349,008)	(1,102,755)	(753,453)
Derivatives Adj. Mark-to-Market Gain (Loss)	(3,743,797)	(1,867,492)	(3,928,913)	(2,556,767)
Arbitration Award Expense	-	-	(1,111,111)	-
Other Income (Expense)	581	-	581	(4,427)
Total Other Income (Expense)	(4,373,558)	(2,902,009)	(6,263,923)	(4,339,841)

NET INCOME (LOSS) BEFORE TAXES	274,927	(1,408,567)	5,027,381	(6,663,638)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	274,927	(1,408,567)	5,027,381	(6,663,638)
DEEMED DIVIDEND FOR SERIES C PREFERRED	(43,374)	(43,330)	(130,124)	(129,990)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	-	-	61,589
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$231,553	$(1,451,897)	$4,897,257	$(6,732,039)

EARNINGS (LOSS) PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC:

Basic Earnings (Loss) per Common Share	$0.01	$(0.08)	$0.28	$(0.38)
Diluted Earnings (Loss) per Common Share	$0.01	$(0.08)	$0.28	$(0.38)

Weighted Average Shares Outstanding, Basic	17,722,825	17,722,825	17,722,825	17,722,825
Weighted Average Shares Outstanding, Diluted	17,722,825	17,722,825	17,722,825	17,722,825

OTHER COMPREHENSIVE LOSS

Foreign Currency Exchange Gains (Losses)	69,421	569,589	(301,986)	1,714,576
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	69,421	569,589	(301,986)	1,714,576

TOTAL COMPREHENSIVE INCOME (LOSS)	$344,348	$(838,978)	$4,725,395	$(4,949,062)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$344,348	$(838,978)	$4,725,395	$(4,875,804)
NON-CONTROLLING INTERESTS	$-	$-	$-	$(73,258)
TOTAL COMPREHENSIVE INCOME (LOSS)	$344,348	$(838,978)	$4,725,395	$(4,949,062)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 DYNARESOURCE,INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021, AND 2020

	Preferred A		Common		Preferred		Paid In	Treasury		Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals

THREE MONTHS ENDED SEPTEMBER 30, 2020
Balance, June 30, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$50,692,821	616,480	$(1,759,974)	$1,482,497	$(59,146,076)	$-	$(8,513,503)

Treasury Stock Issued for Services							(363,917)	(162,500)	463,917				100,000

Other Comprehensive Income										569,589			569,589

Net Income (Loss)											(1,408,567)		(1,408,567)

Balance, September 30, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$50,328,904	453,980	$(1,296,057)	$2,052,086	$(60,554,643)	$-	$(9,252,481)

THREE MONTHS ENDED SEPTEMBER 30, 2021
Balance, June 30, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$66,685	$(54,504,374)	$-	$(5,287,613)

Treasury Stock Issued for Services							(11,634)	(20,967)	59,858				48,224

Other Comprehensive Income										69,421			69,421

Net Income (Loss)											274,927		274,927

Balance, September 30, 2021	1,000	$-	17,722,825	$177,228	1	$40,000	$50,395,699	495,513	$(1,414,628)	$136,106	$(54,229,447)	$-	$(4,895,041)

NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance December 31, 2019	1,000	$1	17,722,825	$177,228	1	$40,000	$56,622,159	778,980	$(2,223,891)	$325,841	$(53,952,594)	$(5,723,663)	$(4,734,919)

Treasury Stock Issued for Services							(363,917)	(162,500)	463,917				100,000

Other Comprehensive Income										1,726,245		(11,669)	1,714,576

Net Income (Loss)											(6,602,049)	(61,589)	(6,663,638)

Elimination of Non-Controlling Interest							(5,565,421)					5,796,921	231,500

Balance, September 30, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$50,692,821	616,480	$(1,759,974)	$2,052,086	$(60,554,643)	$-	$(9,352,481)

NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance December 31, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$438,092	$(59,256,828)	$-	$(9,668,660)

Treasury Stock Issued for Services							(11,634)	20,967)	59,858				48,224

Other Comprehensive Income										(301,986)			(301,986)

Net Income (Loss)											5,027,381		5,027,381

Balance, September 30, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,395,699	495,513	$(1,414,628)	$136,106	$(54,229,447)	$-	$(4,895,041)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE,INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITES:
Net income (Loss)	$5,027,381	$(6,663,638)
Adjustments to reconcile net loss to cash used in operating activities
Change in Derivatives	3,928,913	2,556,767
Depreciation and Amortization	2,437	2,437
Amortization of Loan Discount	411,935	205,967
Stock issued for Services	48,224	100,000
Non-Dilution Stock Issuance	-	4,427
Change in Operating Assets and Liabilities
Accounts Receivable	(125,252)	120,012
Inventories	(1,428,944)	446,757
Foreign Tax Receivable	(1,670,554)	(241,708)
Appeal Bond	1,111,111	(1,111,111)
Operating Lease Assets	64,301	57,520
Other Assets	(270,129)	(224,689)
Accounts Payable	(419,323)	(416,589)
Accrued Expenses	1,381,360	883,010
Customer Advances	6,750,000	-
Lease Liabilities	(64,077)	(53,083)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,747,383	(4,333,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholders
Proceeds from Borrowing	-	4,020,000
Payments of Convertible Notes	-	(112,500)
Payments of Long-Term Debt	(47,936)	(40,085)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(47,936)	3,867,415

Effects of Foreign Exchange	(371,173)	1,382,926

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,328,274	916,460
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,504,016	354,572
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,832,290	1,271,032

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$391,436	$89,396
Cash Paid for Income Taxes	$-	$-
NON-CASH TRANSACTION Accrued Interest Rolled into Notes Payable	$-	$23,934

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

Reclassifications and Adjustments

Certain financial statement reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of income or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets.

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

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items that: 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented.

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

Non-Controlling Interest

The Company’s subsidiary, DynaResource de México S.A. de C.V, was 20% owned by Goldgroup Resources, Inc. until February 24, 2020 when the Company recovered the shares as partial satisfaction of a legal judgement. See Note 9 for further details.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2021, the Company had $15,025,627 of deposits in U.S. Banks in excess of the FDIC limit.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of September 30, 2021 and December 31, 2020, respectively, no allowance has been deemed necessary.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered. Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVA are tracked and held as receivables until the funds are remitted. The total amounts of the IVA receivable as of September 30, 2021 and December 31, 2020 are $3,850,468 and $2,179,914, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $2,032,911 and $603,967 as of September 30, 2021 and December 31, 2020, respectively.

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

As September 30, 2021 of the Company’s properties do not contain resources that satisfy the definition of proven and probable reserves. Therefore the Company classifies the development of its properties, including the San Jose de Gracía Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

Property

Substantially all mine development costs, including design, engineering, mine construction, and installation of equipment are expensed as incurred as the Company has not established proven and probable reserves on any of its properties. Only certain types of mining equipment which has alternative uses or significant salvage value, may be capitalized without proven and probable reserves. Depreciation is computed using the straight-line method. Office furniture and equipment are being depreciated on a straight-line method over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company’s corporate office, are being amortized over the term of the lease of 10 years.

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

Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. As no proven and probable reserves have been established on any of the Company’s properties, design, construction and development costs are not capitalized at any of the Company’s properties, and accordingly, substantially all costs are expensed as incurred, resulting in the Company reporting larger losses than if such expenditures had been capitalized. Additionally, the Company does not have a corresponding depreciation or amortization of these costs going forward since these expenditures were expensed as incurred as opposed to being capitalized. As a result of these and other differences, the Company’s financial statements may not be comparable to the financial statements of mining companies that have established reserves.

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracía Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of September 30, 2021, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San Jose de Gracía property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

Impairment of Assets: The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Mineral properties are monitored for impairment based on factors such as mineral prices, government regulation and taxation, the Company’s continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property.

For operating mines, recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, an impairment loss is measured and recorded based on the excess of the net book value over fair value. Fair value for operating mines is determined using a combined approach, which uses a discounted cash flow model for the existing operations and a market approach for the fair value assessment of exploration land claims. Future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term “recoverable mineralized material” refers to the estimated amount of gold or other commodities that will be obtained after considering losses during processing and treatment of mineralized material. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, silver and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;
•	estimated expected future operating costs, capital expenditures and reclamation expenditures.

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write- down of any assets. As of September 30, 2021 and December 31, 2020, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the periods ended September 30, 2021 and December 31, 2020 (Mexican Pesos per one U.S. dollar):

	Sept. 30, 2021	Dec 31, 2020
Exchange Rate at Period End Pesos	20.60	19.91

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended September 30, 2021 and September 30, 2020 (Mexican Pesos per one U.S. dollar):

	Sept. 30, 2021	Sept. 30, 2020
Weighted Average Exchange Rate for the Nine Months Ended Pesos	20.13	21.79

The Company recorded currency transaction gains (losses) of $(121,725) and $(1,025,194) for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021 there are $9,250,000 in customer deposit liabilities for payments received in advance expected to be settled in 2021.

During the nine months ended September 30, 2021 and 2020 there was no revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer on order cancellation.

As of and for the periods ended September 30, 2021 and December 31, 2020, there are no contract costs or commissions deferred.

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

Per Share Amounts

Earnings per share are calculated in accordance with ASC 260 “ Earnings per Share”. The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. Potentially dilutive common shares consist of stock warrants, convertible preferred shares and convertible notes and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss or where the average stock price was below the exercise price of the respective potentially dilutive common share, as their effect would be considered anti-dilutive.

The Company had 3,429,467 warrants outstanding at September 30, 2021 which upon exercise, would result in the issuance of 3,429,467 shares of common stock. Of these warrants 2,168,833 were exercisable at $2.05 per share and 1,260,634 were exercisable at $.01 per share. The Company also had convertible debt instruments as of September 30, 2021 which, upon conversion at valuations from $2.00 to $2.50 per share, would result in the issuance of 2,227,312 shares of stock.

The Company had 3,429,467 warrants outstanding at December 31, 2020 which upon exercise, would result in the issuance of 3,429,467 shares of common stock. Of these warrants 2,168,833 were exercisable at $2.05 per share and 1,260,634 were exercisable at $.01 per share. The Company also had convertible debt instruments as of December 31, 2020 which, upon conversion at valuations from $2.00 to $2.50 per share, would result in the issuance of 2,227,312 shares of stock.

	Three Month Ended Sept. 30, 2021	Three Month Ended Sept. 30, 2020	Nine Month Ended Sept. 30, 2021	Nine Month Ended Sept. 30, 2020
Net income (loss) attributable to common shareholders	$231,553	$(1,451,897)	$4,897,257	$(6,732,039)

Weighted average number of common shares outstanding, Basic	17,722,825	17,722,825	17,722,825	17,722,825

Diluted weighted average number of common shares outstanding,	17,722,825	17,722,825	17,722,825	17,722,825

Basic earnings (loss) per share	$0.01	$(0.08)	$0.28	$(0.38)

Diluted earnings (loss) per share	$0.01	$(0.08)	$0.28	$(0.38)

At September 30, 2021, 2,168,833 shares of potentially dilutive common stock related to outstanding stock warrants and 224,103 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation because the exercise and conversion prices exceeded the average stock price and therefore their effect would be anti-dilutive. In addition, at September 30, 2021, 1,260,634 of potentially dilutive common stock related to outstanding stock warrants and 2,089,098 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation because the ratio of expenses related to the shares to issuable shares exceeded the basic earnings per share and therefore their effect would be antidilutive.

At September 30, 2020, potentially dilutive common shares related to stock warrants and convertible debt were excluded from the diluted earning per share computation because the Company incurred a net loss and therefore their effect would be anti-dilutive.

Related Party Transactions

FASB ASC 850, “Related Party Disclosures” requires companies to include in their financial statements, disclosures of material related party transactions. The Company discloses all material related party transactions. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

NOTE 2 – INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of September 30, 2021 and December 31, 2020, respectively, were as follows:

S

	2021	2020

Mined Tonnage	$1,864,794	$555,608
Gold-Silver Concentrates	168,117	48,359
Total Inventories	$2,032,911	$603,967

NOTE 3 – PROPERTY

Property consists of the following at September 30, 2021 and December 31, 2020:

	2021	2020

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(115,613)	(113,176)
Total Property	$3,541	$5,978

Depreciation and amortization has been provided over each asset’s estimated useful life. Depreciation and amortization expense was $2,437 and $2,437 for the nine months ended September 30, 2021 and 2020 respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the San Jose de Gracía (“SJG”) concessions. Mining Concessions were $4,132,678 and $4,132,678 at September 30, 2021 and December 31, 2020, respectively. There was no depletion expense during the nine months ended September 20, 2021 and 2020.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

Notes Payable – Series I

In April and May 2013, the Company entered into note agreements with shareholders in the principal amount of $1,495,000, of which $340,000 was then converted to preferred shares within the same year, netting proceeds of $1,155,000 (the “Series I Notes”). The Series I Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears.

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

At September 30, 2021, six Series I Notes remained outstanding with a total balance of $455,905. The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

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

Notes Payable – Series II

In 2013 and 2014, the Company entered into additional note agreements of $199,808 and $250,000, respectively (the “Series II Notes”) with similar terms as the Series I Notes. The Series II Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears

The Notes originally matured on December 31, 2015. On December 31, 2019 the Company entered into agreements to extend the two notes totaling $78,750 plus accrued interest of $5,977 for total new notes of $84,757 to December 31, 2020. One note for $112,500 was not extended and was past due as of December 31, 2019. At December 31, 2019 three Series II notes remained outstanding for $197,226.

On March 31, 2020, the Company entered into agreements to extend the two notes totaling $84,726 plus accrued interest of $2,648 for total new notes of $87,374 to June 30, 2022. One note for $112,500 was not extended and was paid off in May 2020. At December 31, 2020, two Series II notes remained outstanding for $87,374.

At September 30, 2021, two Series II notes remained outstanding with a balance of $87,374. The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $2.50 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring one year from their conversion date.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10, “ Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected statutory tax rate of 21% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2021 and December 31, 2020 are as follows:

Deferred Tax Asset related to:

	Sept. 30, 2021	December 31, 2020
Prior Year	$13,473,000	$13,780,490
Tax (Expense) Benefit for Current Year	(2,933,585)	953,120
Expiration of NOL Carryforward Period	-	(1,260,610)
Total Deferred Tax Asset	10,539,415	13,473,000
Less Valuation Allowance	(10,539,415)	(13,473,000)
Net Deferred Tax Asset	$-	$-

For financial reporting purposes income (loss) before taxes for the nine months ended September 30, 2021 and 2020 includes the following components:

	2021	2020
United States	$(9,600,150)	$(4,316,690)
Foreign	14,627,531	(2,346,948)
	$5,027,381	$(6,663,638)
The expense (benefit) for taxes for the nine months ended September 30, 2021 and 2020 consist of the following: Current

Current
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-
Deferred and Other
Federal	$(1,094,279)	$(363,489)
State	-	-
Foreign	4,027,864	(586,737)
	2,933,585	(950,226)

Total Tax Expense (Benefit)	2,933,585	(950,226)
Change in Valuation Allowance	(2,933,585)	950,226
Net Tax Expense (Benefit)	$-	$-

The Company’s income tax expense (benefit)for the nine months ending September 30, 2021 and 2020 differs from the statutory rate of 21% due to the following:

	2021	2020
Tax Expense (Benefit) at Statutory Rate	$1,055,750	$(1,399,364)
Foreign Tax Rate Differential	1,316,478	(266,546)
Permanent Differences
Stock Issued for Services	10,127	25,000
Change in Derivative Liability	825,072	639,192
Amortization of Loan Discount	86,507	51,492
Timing Differences
Depreciation & Capitalized Assets	173,409
Sales & Accounts Receivable	(128,875)
Inventory and COGS	(404,929)
Other	46
Change in Valuation Allowance	(2,933,585)	950,226
Provision for Income Tax Expense (Benefit)	$-	$-

The net deferred tax asset and benefit for the current year is generated primarily from the cumulative net operating loss carry-forward which is approximately $43,800,000 at September 30, 2021 and will expire as follows:

United States Expiring 2029 through	$18,500,000
United States indefinite limited to 80% of NOL	11,300,000
Foreign expiring from 2021 to 2030	14,000,000
Total	$43,800,000

NOTE 7– STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,000 shares shall be designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of September 30, 2021, 15,265,008 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At September 30, 2021 and December 31, 2020, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Shares

At September 30, 2021 and December 31, 2020 there were 1,734,992 and 1,734,992 Series C Preferred shares outstanding. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through June 30, 2022 and include anti-dilution protection. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The Dividend is calculated at 4.0% of $4,337,480 payable annually on June 30. At September 30, 2021 dividends for the years 2017 to 2021 totaling $866,940 were in arrears.

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

(a)

A convertible promissory note (the “Golden Post Note”) payable to Golden Post in the principal amount of $2,500,000, bearing interest at 10%, and maturing two years from the date of execution. One half of the principal amount of the Golden Post Note, or $1,250,000, has been fully funded in accordance with an agreed-upon draw summary and budget. The balance of the principal amount will also be funded in accordance with agreed-upon draw summaries and the budget. The Golden Post Note is convertible, at the option of Golden Post, into shares of Series D Senior Convertible Preferred Stock (the “Series D Preferred”) at a conversion price of $2.00 per share; and

(b)

A common stock purchase warrant (the “2020 Warrant”) for the purchase of 783,976 shares of the Company’s common stock, at an exercise price of $0.01 per share, and maturing on the 10-year anniversary of the date of issuance. The 2020 Warrant contains anti-dilution provisions; and

•	The Remaining Purchasers acquired the following securities:

(a)

Convertible promissory notes (the “Remaining Notes”) in the aggregate principal amount of $1,400,000, bearing interest at 10%, and maturing two years from the date of issuance. The Remaining Notes have been fully funded. The Remaining Notes are convertible, at the option of each individual Remaining Purchaser, into shares of Series D Preferred at a conversion price of $2.00 per share; and

(b)

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

15

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

4.

Compensatory Issuances. On May 13, 2020, one business day prior to the NPA, the Company issued to the Lead Purchaser the following: (i) a common stock purchase warrant for 2,306 shares, at an exercise price of $0.01 per share, and maturing on the 7-year anniversary of the date of issuance (the “Compensatory Warrant”); and (ii) 1,771 shares of Series C Preferred Shares. These issuances were occasioned by the Company’s obligations under the Securities Purchase Agreement dated as of May 6, 2015.

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

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities. On May 14, 2020 in connection with the Series D Convertible Note financing, the expiration date for the Series C Preferred Shares and the Golden Post warrants were extended to June 30, 2022. In addition, a new derivative liability was incurred due to the issuance of warrants for kicker shares. At September 30, 2021, the total derivative liability was $6,300,473 which included $1,639,587 for the Series C Preferred Shares, and $2,518,993 in connection with the Golden Post Warrants and $2,141,893 in connection with the Series D Convertible Note Kicker Warrants. At December 31, 2020 the total derivative liability was $2,371,560 which included $601,313 for the Series C Preferred Shares, and $817,613 in connection with the Golden Post Warrants and $952,634 in connection with the Series D Convertible Note Kicker Warrants. The deemed dividend for the periods ending September 30, 2021 and September 30, 2020 were $130,124 and $129,990. respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount on the accompanying consolidated statements of income (loss).

Due to the nature of this transaction as mandatorily redeemable, the Series C preferred shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2019	$4,333,053
Issuances at Fair Value, Net of Issuance Costs	-
Bifurcation of Derivative Liability	-
Relative Fair Value of Warrants – Preferred Stock Discount	4,427
Accretion of Preferred Stock to Redemption Value	-
Carrying Value, December 31, 2020	4,337,480

Bifurcation of Derivative Liability	-
Issuances at Fair Value, Net of Issuance Costs	-
Relative Fair Value of Warrants – Preferred Stock Discount	-
Accretion of Preferred Stock to Redemption Value	-
Carrying Value, September 30, 2021	$4,337,480

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,734,992 shares designated as Series C Preferred Shares and the 3,000,000 shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 15,265,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At September 30, 2021 and December 31, 2020, there were no other shares of Preferred Stock outstanding.

Separate Series; Increase or Decrease in Authorized Shares. The shares of each series of Preferred Stock may vary from the shares of any other series thereof in any or all of the foregoing respects and in any other manner. The Board of Directors may increase the number of shares of Preferred Stock designated for any existing series by a resolution adding to such series authorized and unissued shares of Preferred Stock not designated for any other series. Unless otherwise provided in the Preferred Stock Designation, the Board of Directors may decrease the number of shares of Preferred Stock designated for any existing series by a resolution subtracting from such series authorized and unissued shares of Preferred Stock designated for such existing series, and the shares so subtracted shall become authorized, unissued and undesignated shares of Preferred Stock.

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At September 30, 2021 and December 31, 2020, there were 17,722,825 and 17,722,825 shares outstanding, respectively. No dividends were paid for the periods ended September 30, 2021 and 2020, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracía Pilot Production Plant and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity. As of September 30, 2021, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of September 30, 2021 and December 31, 2020, respectively

Stock Issuances

There were no issuances of common stock during the periods ending September 30, 2021 and December 31, 2020.

Treasury Stock

During the year ending December 31, 2020, 262,500 treasury shares were transferred for services provided to the Company.

On September 2, 2021, 20,967 treasury shares were transferred for services provided to the Company.

Outstanding treasury shares total 495,513 and 516,480 at September 30, 2021 and December 31, 2020, respectively.

Warrants

2021 activity

The Company had 3,429,467 warrants outstanding at September 30, 2021. There were no warrants issued or exercised in 2021 and no warrants expired in 2021.

2020 Activity

On May 13, 2020, the Company issued 2,306 warrants to purchase shares of common stock with an exercise price of $.01 per share related to anti-dilution provisions of the Series C preferred stock. These warrants expire on May 13, 2027.

On May 14, 2020, the Company issued 1,223,002 warrants to purchase shares of common stock with an exercise price of $.01 per share as kicker shares as part of the Series D note agreements. These warrants expire on May 14, 2030. An additional 37,632 warrants were issued in July 2021 in connection with additional notes issued under the financing agreement.

On June 30, 2020, as part of the Series D note agreement the Company issued 2,166,527 warrants to purchase shares of common stock with an exercise price of $2.05 per share to replace the 2,166,527 warrants previously outstanding which expired on that date. These warrants expire on June 30, 2022.

At December 31, 2020, the Company had a total of 3,429,467 warrants outstanding.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2019	2,166,527	$2.45	0.51
Granted	3,429,467	$1.30	4.94	-
Exercised	-	$-
Forfeited	2,166,527	$-		-
Balance at December 31, 2020	3,429,467	$1.30	4.40
Granted	-	$-		-
Exercised	-	$-
Forfeited	-	$-		-
Balance at September 30, 2021	3,429,467	$1.30	3.65
Exercisable at September 30, 2021	3,429,467	$1.30	3.65	-

NOTE 8 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $128,500 and $71,250 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the periods ended September 30, 2021 and 2020, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Concession Taxes

The Company is required to pay taxes in México in order to maintain mining concessions owned by DynaMéxico. Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held. The minimum expenditures are calculated based upon the land area, as well as the age of the concessions. Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions and are adjusted annually for inflation. Based on Management’s recent business activities and current and forward plans and considering expenditures on mining concessions since 2002-2017 and continuing expenditures in current and forward activities, the Company does not anticipate that DynaMéxico will have any difficulties meeting the minimum annual expenditures for the concessions ($388 – $2,400 Mexican Pesos per hectare). DynaMéxico retains sufficient carry- forward amounts to cover over 10 years of the minimum expenditure (as calculated at the 2017 minimum, adjusted for annual inflation of 4%).

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

Effective January 1, 2019, the Company adopted ASC 842, which requires recognition of a right-of-use asset and lease liability for all leases at the commencement date based on the present value of lease payments over the lease term. Additional qualitative and quantitative disclosures regarding the Company’s leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients that does not require reassessment of (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

The Company determines if a contract is or contains a lease at inception. As of September 30, 2021, the Company has two operating leases - a six and one-half year lease for office space with a remaining term of eighteen months and a twenty-year ground lease in association with its México mining operations with a remaining term of thirteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company’s interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Period Ended
Sept. 30, 2021
Operating Lease – Office Lease	$64,414
Operating Lease – Ground Lease	66,506
Short Term Lease Costs	8,664
Variable Lease Costs	-
TOTAL	$139,584

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending September 30:
YEAR
2022	$178,925
2023	123,773
2024	96,896
2025	99,803
2026	102,797
Thereafter	684,885
Total	$1,287,079
Less Imputed Interest	(582,472)
OPERATING LEASE PAYABLE	$704,607

Other Contingencies

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

NOTE 10 – DERIVATIVE LIABILITIES

Preferred Series C Stock

As discussed in Note 7, the Company analyzed the embedded conversion features of the Series C Preferred Stock and determined that the stock qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2021	2020
Annual volatility rate	156%	156%
Risk free rate	0.25%	0.13%
Remaining Term	0.75 years	1.50 years
Fair Value of common stock	$2.00	$0.78

For the nine and twelve months ended September 30, 2021 and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the nine and twelve months ended September 30, 2021 and December 31, 2020.

Period Ended	2021	2020
Fair value of derivative (stock), beginning of period	$601,313	$37,038
Change in fair value of derivative	1,038,274	276,547
Fair value of derivative on the date of issuance	-	287,728
Fair value of derivative (stock), end of period	$1,639,587	$601,313

Preferred Series C Warrants

As discussed in Note 7, the Company analyzed the embedded conversion features of the Series C Preferred Stock and determined that the Warrants qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

20

	2021	2020
Annual volatility rate	156%	156%
Risk free rate	0.25%	0.13%
Remaining Term	0.75 years	1.5 years
Fair Value of common stock	$2.00	$0.78

For the nine and twelve months ended Septermber 30, 2021 and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended September 30, 2021 and December 31, 2020.

Period Ended	2021	2020
Fair value of derivative (warrants), beginning of period	$817,613	$49,066
Change in fair value of derivative	1,324,280	367,781
Fair value of derivative on the date of issuance	-	400,766
Fair value of derivative(warrants), end of period	$2,141,893	$817,613

Series D Notes Kicker Warrants

As discussed in Note 7, the Company analyzed the conversion features of the Series D Notes and determined that the Warrants qualified as a derivative liability. The fair value was required to be allocated among the notes, conversion features, and the warrants, and then remeasured at each reporting date. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series D Warrants based on the assumptions below:

	2021	2020
Annual volatility rate	156%	156%
Risk free rate	0.25%	0.13%
Remaining Term	8.62 years	9.37 yrs years
Fair Value of common stock	$2.00	$0.78

For the nine and twelve months ended September 30, 2021 and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the nine and twelve months ended September 30, 2021 and December 31, 2020.

Period Ended	2021	2020
Fair value of derivative (warrants), beginning of period	$952,634	$-
Fair value of derivative on the date of issuance	-	409,998
Change in fair value of derivative	1,566,359	542,636
Fair value of derivative(warrants), end of period	$2,518,993	$952,634

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

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of September 30, 2021, and December 31, 2020, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 10.

		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at September 30, 2021 Using:

Liabilities:
Derivative Liabilities	$6,300,473	$-	$-	$6,300,473
Totals	$6,300,473	$-	$-	$6,300,473
Fair Value Measurement at December 31, 2020
Liabilities:
Derivative Liabilities	$2,371,560	$-	$-	$2,371,560
Totals	$2,371,560	$-	$-	$2,371,560

NOTE 13 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the nine months ended September 30, 2021 and 2020, three and two customers accounted for 100% of revenue, respectively.

At September 30, 2021 and December 31, 2020, three and four customer accounted for 100% of accounts receivable, respectively.

NOTE 14 – NOTES PAYABLE

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda for a reduction in the liability equal to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes at unpaid principal amount and accrues interest on a monthly basis. At September 30, 2021 $957,779 of accrued interest on the notes was included in accrued liabilities on the consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the nine and twelve months ended September 30, 2021 and December 31, 2020:

Balance December 31, 2019	$2,272,431
Exchange Rate Adjustment	(124,352)
2020 Principal Payments	(66,644)
Balance December 31, 2020	2,081,435
Exchange Rate Adjustment	(69,187)
2021 Principal Payments	(47,936)
Balance September 30, 2021	$1,964,312

At September 30, 2021 future maturities of notes payable are as follows:

Year Ending September 30:
2022	$1,956,079
2023	8,233
$1,964,312

NOTE 16 – REVOLVING CREDIT LINE FACILITY

On February 4, 2021 Mineras de DynaResource SA de CV (“Seller”) entered into a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL”), with a commercial buyer. Under the terms of the RCL:

•	The Company will deliver 100% of its produced concentrates to the buyer and provider of the RCL, through December 31, 2022; unless extended by the Company;
•	An initial RCL was established by buyer in the amount of $3.75M USD;
•	At May 1, 2021, the RCL increased to an amount equal to 80% of prior 3 month’s revenue;
•	Each successive month, the RCL shall be adjusted according to the company’s prior 3 month’s revenue;
•	The RCL shall never be less than $3.75M USD;
•	The RCL will be interest free for 45 days;
•	The RCL is to be repaid through deliveries of Concentrates or Cash within 120 days;

Deposits under Revolving Credit Line Facility

Under the terms of the RCL, Mineras de DynaResource received the following advances from the buyer:

(1)	$2.5M advance on February 4, 2021. Settled on March 26, 2021.
(2)	$3.75M advance on March 30, 2021. Settled on May 12, 2021.
(3)	$3.75M advance on May 12, 2021. Settled on June 16, 2021.
(4)	$6.75M advance on June 18, 2021. Settled on August 5, 2021.
(5)	$8.25M advance on August 9, 2021. Settled on September 27, 2021
(6)	$8.25M advance on September 29, 2021.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2021, through the date whereupon the financial statements were issued, and has determined the below described events subsequent to the end of the period.

Filing of an amended designation of Series D Preferred Stock with the State of Delaware

On October 11, 2021 the Company filed an amended designation of Series D Preferred Stock with the State of Delaware which removed the anti-dilution provisions of the original designation.

Retirement of Series D Convertible Debt

On October 7, 2021 the Company paid $2,500,000 to repurchase one note that was convertible into Series D Preferred Stock.

The remaining ten noteholders of notes convertible into Series D Preferred Stock elected to convert their notes totaling $1,520,000 into Series D Preferred stock at $2.00 per share. On October 18, 2021 the Company issued 760,000 shares of Series D Preferred Stock for these notes.

As part of the transaction all Series D noteholders agreed to waive the non-dilution rights contained in the original note and an amendment of the Series D Preferred Stock designation was filed with the State of Delaware.

Exercise of Stock Warrants

On October 22, 2021 the Company issued 368,468 shares of common stock upon the exercise of 368,468 warrants by five warrant holders for $.01 a share.

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

During the first nine months of 2021, we reported the delivery and sale of 16,301 net Oz gold contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracía Property in México.

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

Environmental Law. The Environmental Law in México, called the “General Law of Ecological Balance and Protection to the Environment” (“General Law”), provides for general environmental policies, with specific requirements for certain activities such as exploration set forth in regulations called “Mexican official norms”. Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuraduria Federal de Protección al Ambiente (known as “PROFEPA”).

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

The primary laws and regulations used by the State of Sinaloa, where our San Jose de Gracía property is located, in order to govern environmental protection for mining and exploration are: The General Law, the 2020 Forestry Law, Residues Law, as well as their specific regulations on air, water and residues, and the Mexican official norms (known as “NOM-120”). In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploitation and exploration stage. The time required to obtain the required permits is dependent on a few factors including the type of vegetation and trees impacted by proposed activities.

Mining Permits. The Secretariat of Environmental and Natural Resources, the Mexican Government environmental authority (“SEMARNAT”), is responsible for issuing environmental permits associated with mining. Three main permits required before construction can begin are: Environmental Impact Statement (known in México as Manifesto Impacto Ambiental) (“MIA”), Land Use Change (known in México as Estudio Justificativo Para Cambio Uso Sueldo) (“ETJ”), and Risk Analysis (known in México as Analisis de Riesgo) (“RA”). A construction permit is required from the local municipality and an archaeological release letter must be obtained from the National Institute of Anthropology and History (known as “INAH”). An explosives permit is required from the ministry of defense before construction can begin. The Environmental Impact Statement is required to be prepared by a third-party contractor and submitted to SEMARNAT and must include a detailed analysis of climate, air quality, water, soil, vegetation, wildlife, cultural resources and socio-economic impacts. The Risk Analysis study (which is included into the Environmental Impact Statement and submitted as one complete document) identifies potential environmental releases of hazardous substances and evaluates the risks in order to establish methods to prevent, respond to, and control environmental emergencies. The Land Use Change requires that an evaluation be made of the existing conditions of the land, including a plant and wildlife study, an evaluation of the current and proposed use of the land, impacts to naturally occurring resources, and an evaluation of reclamation/re-vegetation plans.

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the nine months ended September 30, 2021, the Company sold gold-silver concentrates to three purchasers.

Employees

As of September 30, 2021, we had 178 employees, including 173 employees based in México, and 5 in the United States. Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

The San Jose de Gracia Mineral Property

We classify our mineral property as an “Exploration Property”. We do not suggest that we have proven or probable reserves at our property as defined by the SEC. Under U.S. standards, as set forth in SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SJG Property as described in this Annual Report on Form 10-K is without known reserves. Mineral resources which are not classified as mineral reserves do not have “demonstrated economic viability.” The quantity of resources and the quality (grade) of resources reported as “Indicated” and “Inferred” mineral resources in the mineral resource estimate compiled for DynaMéxico, under and filed by the Company on SEDAR, are not disclosed in this Form 10K. There has been insufficient exploration to define any mineral reserves on the SJG Property, and it is not certain if further exploration will result in the definition of mineral reserves.

San Jose de Gracia Mineral Property

San Jose de Gracía Property (“SJG”) is a high-grade mineralized system which reports historical production of 1,000,000 Oz. gold (“Au”), from a series of underground workings and is located in the state of Sinaloa, México. The Company is focused on the exploration and future exploitation of this vein-hosted, near surface, and over 400 meters down dip gold potential, that occurs within fault breccia veins; and has been traced on surface and underground over a 15 Sq. kilometer area.

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

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos (approx. $66,000 USD as of September 30, 2021), commencing in 2014.

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

Mineral Resource Estimate and 43-101 Technical Report - Data Verification-- Mr. Ramon Luna Espinoza (“Mr. Luna”) initially visited the San Jose de Gracía Project in November 2010 and conducted site inspections at SJG in November 2011 and January 2012. Mr. Sandefur conducted a site inspection of the SJG Project in January 2012. While at the Property in November 2011, Mr. Luna inspected the areas of Tres Amigos, La Prieta, Gossan Cap, San Pablo, La Union, and La Purisima, and historic mining sites. In January 2012, Mr. Sandefur and Mr. Luna inspected the areas of Tres Amigos, San Pablo, La Union, and La Purisima. Pictures of the areas were taken. Many of the drill pads for the drilling programs of 2007 to 2011 were clearly located and identified. Mr. Luna also inspected at San José de Gracía, the core logging and storage facilities, the geology offices, the meteorological station, the plant nursery, and the mill. Mr. Sandefur also inspected the core logging and storage facilities.

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

The mineral resource estimates prepared by Mr. Robert Sandefur for this Technical Report included Indicated Resources at Tres Amigos and San Pablo. Table summaries of Indicated and Inferred Resources are contained in the 2012 DynaMéxico-CAM Mineral Resource Estimate. The Resource Estimate has been filed, along with the Technical Report on SEDAR; but is not disclosed in this Form 10-Q.

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

Project Improvements, Expansion and Increased Output (2017 To 2021)

The Company continues its business plan of operations at San Jose de Gracía, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces. Since January 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per 24-hour operating day, to a current 300 tons per 24-hour operating day.

(Note the Summary of Test Mining and Pilot Mill Operations for 2018 to 2021 below).

Since January 2017, the Company has expended over $15 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion:	$2,506,000
Tailings Pond Expansion	265,000
Machinery and Equipment	1,134,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigos	1,599,000
SIG Mining Concessions	1,407,000
Surface Rights and Permitting	468,000
Debt Retirement	484,000
Legal Fees	3,247,000
Total	$15,045,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The result of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of $15 million USD which is available to offset future taxable earnings.

Summary of Test Mining and Pilot Mill Operations for 2016 to 2020:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Recovered (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2016	33,172	12.70	79.70%	10,836	8,668
2017	35,170	12.95	85.00%	12,636	10,740
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
Total	230,629	8.76	88.40%	55,266	48,367

Test pilot operations in 2020 yielded 44,218 tons mined and processed from underground mining activity and pilot mill operations; and the production of approximately 7,001 gross Oz Au (and net of dry weights, buyer’s price discount and refining and treatment costs, approximately 5,828 Oz. Au) contained in gold-silver concentrates, and the receipt of $9,048,831 in revenues from the sale of gold-silver concentrates.

32

51,604

Summary of Test Mining and Pilot Mill Operations for the nine months ended September 30, 2021 and 2020:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
Nine Months Ended September 30, 2021	66,695	9.48	89.45%	18,141	16,036
Nine Months Ended September 30, 2020	26,525	5.54	86.98%	4,095	3,427

(1)	Gold concentrate sold during the quarter is not equal to gold concentrate recovered during the quarter due to timing of shipments & buyers discount.

Test pilot operations in Q1 2021 yielded 15,615 tons mined and processed through mill operations (174 tons per day) ; and the recovery of 3,452 gross Oz Au resulting in sales of 3,024 gross Au Oz contained in gold-silver concentrates, and the receipt of $4,912,712 in revenues net of buyer’s price discount, refining and treatment costs.

Test pilot operations in Q2 2021 yielded 24,034 tons mined and processed through mill operations (264 tons per day) ; and the recovery of 6,749 gross Oz Au resulting in sales of 6,413 gross Au Oz contained in gold-silver concentrates, and the receipt of $10,526,313 in revenues net of buyer’s price discount, refining and treatment costs.

Test pilot operations in Q3 2021 yielded 27,046 tons mined and processed through mill operations (294 tons per day) ; and the recovery of 7,939 gross Oz Au resulting in sales of 6,599 gross Au Oz contained in gold-silver concentrates, and the receipt of $10,467,058 in revenues net of buyer’s price discount, refining and treatment costs.

Additional Test Mining and Mill Operations Disclosure

DynaMineras expects to continue its test underground mining activity and pilot milling operations in the fourth quarter 2021, and projects the output of 300 tons per 24-hour operating day from the mine and mill during the fourth quarter.

Results for the three and nine months ended September 30, 2021 and 2020

REVENUE. The Company processed 27,046 tones (294 per day) during the current quarter compared to 17,917 tons (195 per day) in 2020. Additionally, the ore process was a higher grade of 10.13 Oz Au per ton compared to 6.59 Oz Au per ton in 2020 resulting in an increase of ounces recovered from 3,323 in 2020 to 7,939 in 2021. This resulted in an increase in gross ounces sold from 2,816 in 2020 to 6,843 in 2021 increasing revenues for the quarter from $4,830,461 to $10,467,058

Year to date revenues for the nine months ended September 30, 2021 and 2020 were $25,906,083 and $5,245,096, respectively. The increase is a result of the Company’s opening of the Tres Amigos mine and the expansion of mill capacity to 300 tons per day. As anticipated the opening of the Tres Amigos mine has resulted in an increase in yield from 5.54 to 9.48 au per ton. The increase mill capacity resulting of the processing of 66,695 tons of ore year to date vs 26,525 in 2020. During the prior year mining operations and milling were shutdown from March to July 2020 to open the Tres Amigos mine and expand the mill.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended September 30, 2021 and 2020 were $756,898 and $471,025, respectively. Production costs related to sales for the nine months ended September 30, 2021 and 2020 were $1,917,049 and $682,600, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. This represents a decrease in the cost per ton of milling ore from $166 per ounce recovered in 2020 to $106 per ounces recovered in 2021. The decrease was a result of increasing mill capacity to 300 tones a day and the increase of yield from the ore processed as a result of the opening of the Tres Amigos mines.

MINE PRODUCTION COSTS. Mine production costs for the three months ended September 30, 2021 and 2020 were $1,135,938 and $854,297 respectively. Mine production costs for the nine months ended September 30, 2021 and 2020 were $3,385,340 and $1,388,198 respectively. These costs were directly related to the extraction of mine tonnage to be processed at the mill. This represents a decrease in cost of ore per ton from $67 a ton in 2020 to approximately $42 a ton for the current year to date. The decrease is largely as result of the increase in volume of tonnage being mined.

MINE EXPLORATION COSTS. Mine exploration costs for the three months ended September 30, 2021 and 2020 were $1,151,020 and $676,511, respectively. Mine exploration costs for the nine months ended September 30, 2021 and 2020 were $3,437,009 and $717,336, respectively. These were the costs of extracting waste material to reach the materials to be extracted for processing. The Company allocates total mining costs between production and waste based on tonnage on a monthly basis. As noted in the mine production costs above the cost per ton has declined. The increase was a result of opening the Tres Amigos mine and the increase in tonnage mined in 2021 vs the limited mining in the 2020 period. There were no exploration costs from February to June of the prior year.

MINE EXPANSION COSTS: Mine expansion costs for the three months ended September 30, 2021 and 2020 were $579,432 and 0, respectively. Mine expansion costs for the nine months ended September 30, 2021 and 2020 were $579,432 and $909,190, respectively. The 2020 costs were the costs associated with the expansion of the milling facilities to a capacity of 300 tons a day and the cost associated with preparing the Tres Amigos for production in the 2020 period. The 2021 third quarter costs represent the construction of a new ball mill which will expand milling capacity to 400 tones when opened in 2022.

TRANSPORTATION. Transportation costs for the three months ended September 30, 2021 and 2020 were $374,974 and $201,281, respectively. Transportation costs for the nine months ended September 30, 2021 and 2020 were $968,672 and $277,015, respectively. These were the costs of transporting the product to the customer for treatment and sale. The increase in yield reduced overall transportation costs from approximately 5.25% to 3.75% of revenue.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the three months ended September 30, 2021 and 2020 were $697,446 and $542,630, respectively. Camp, warehouse and support facility cost for the nine months ended September 30, 2021 and 2020 were $1,958,168 and $1,415,954, respectively. These were the support costs of the mining facilities including housing, food, security and warehouse operations. The increase was a result of the resumption of full mining activity at the camp during the nine months ended September 30, 2021 compared to the shutdown of mining activity from March to June 2020.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended September 30, 2021 and 2020 were $36,866 and $33,394, respectively. Property holding costs for the nine months ended September 30, 2021 and 2020 were $116,516 and $101,523, respectively. These costs were concessions taxes, leases on land and other direct costs of maintaining the property.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2021 and 2020 were $1,085,187 and $557,069 respectively. General and administrative expenses for the nine months ended September 30, 2021 and 2020 were $2,252,156 and $2,074,640 respectively. These were the costs of operating the Company not directly associated with the mine operations including management, accounting, and legal expenses. The increase was largely a result of legal fees associated ongoing legal discussed in the legal summary.

OTHER INCOME (EXPENSE). Other income (expense) for the nine months ended September 30, 2021 and 2020 was $(6,263,923) and $(4,339,841) respectively. Included in this category in 2021 was interest expense of $(1,102,755), change in derivative of $(3,928,913) and currency transaction gain (loss) of $(121,725) and arbitration award expense of $(1,111,111). Included in this category in 2020 was interest expense of $(753,453), change in derivative of $(2,556,767), currency transaction loss of $(1,025,194) and other expenses of $(4,427). Other income (expense) for the three months ended September 30 ,2021 and 2020 was $(4,373,558) and $(2,902,009), respectively. The 2020 derivative liability increase is the result of the extension of stock warrants and the issuance of new convertible debt and stock warrants as part of the financing closed in the second quarter of 2020. The 2020 increase was a result of the third quarter increase in Company stock prices. Likewise, the increase in interest expense is reflective of the Company’s increase in debt. See the legal summary for a more detail discussion of the arbitration award.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the nine months ended September 30, 2021 and 2020 was $0 and $61,589, respectively. This represented the non-controlling interest share of Dyna México’s loss. The 2020 allocation included only the non-controlling interest’s share of the net loss for January and February as the non- controlling interest was eliminated at the end of February 2020.

OTHER COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the nine months ended September 30, 2021 and 2020 consisted of unrealized currency gains (losses) of $(301,986) and $1,714,576 respectively. The change is due to the variances in the peso exchange rates throughout the two periods.

Liquidity and Capital Resources

As of September 30, 2021, the Company had working capital of $(4,910,142), comprised of current assets of $23,532,783 and current liabilities of $28,442,925. This represented an increase of $868,850 from the working capital maintained by the Company of $(5,778,992) as of December 31, 2020. The primary reason for the increase was the increase in the company’s cash from additional operating profit offset by the reclass of debt from long to short term.

Net cash provided by (used in) operations for the nine months ended September 30, 2021 and 2020 was $14,747,383 and $(4,333,881), respectively. The increase is primarily the result of the Company’s operating profit and increase in customer advances as a result of the Company’s increased production during the nine months in 2021.

Net cash provided by (used) in investing activities for the nine months ended September 30, 2021 and 2020 was $0 and $0, respectively. Expenditures necessary for the expansion of mining operations totaled $818,298 and $51,604 in the nine months ended September 30, 2021 and 2020, respectively, would normally have been included in this category were expenses due to the company’s lack of proven and probable reserves.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2021 and 2020 was $(47,936) and $3,867,415, respectively. In the 2020 period, the Company received $4,020,000 loan proceeds. The Company used $(47,936) and $(152,585) for repayments of long-term debt and convertible notes in the nine months ended September 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall 2015 at the rate of approximately 100 tons per 24-hour operating day from the mine and approximately the same output from the processing plant. Over the past five years, the Company has gradually increased its output to approximately 300 tons per 24-hour operating day from the mines and processing plant. In 2021, the Company completed its phases of expansion to reach the output of approximately 300 tons per 24-hour operating day from the mine and the processing plant.

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

Exploitation Amendment Agreement (“EAA”)

On May 15, 2013, DynaMineras entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to DynaMineras the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by DynaMineras to DynaMéxico; and, (B) After Item (A) above, the receipt by DynaMineras of 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that DynaMineras has received 200% of its advanced funds; and, (C) after items (A) and (B) above; the receipt by DynaMineras of 50% of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and, (D) in addition to Items (A), (B), and (C) above, DynaMineras shall receive a 2.5% NSR (“Net Smelter Royalty”) on all minerals sold from SJG over the term of the EAA. The total Advances made by DynaMineras to DynaMéxico as of December 31, 2014 is $4,025,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”) and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1 LEGAL PROCEEDINGS

Arbitration filed by Goldgroup / DynaMéxico Complaint against Goldgroup

On March 14, 2014, Goldgroup filed for arbitration in the United States with the American Arbitration Association (“AAA”), citing the Earn In Agreement dated September 1, 2006, as the basis for the arbitration filing. The Company filed an answer on April 10, 2014, disputing that any issues exist which provide for arbitration.

DynaResource de Mexico filed Civil Claims against Goldgroup Mining Inc., and Goldgroup Resources Inc. requesting Damages of $50M USD

On December 9, 2014, DynaMéxico filed an Ordinary commercial lawsuit (Civil Claims) against Goldgroup Mining Inc., its parent company Goldgroup Resources Inc., and the AAA, in the Thirty Sixth Civil Court in the Federal District of México, under file 1120 number / 2014 (“the DynaMéxico Trial”). The DynaMéxico Trial sought to terminate the U.S.-based arbitration proceedings, as DynaMéxico believes there is no legal basis for arbitration, and to nullify the arbitration proceedings since Goldgroup previously sought recourse in Mexican courts. In the DynaMéxico Trial, DynaMéxico also requests that substantial damages (in the amount of US $50 million) be awarded to DynaMéxico against Goldgroup for:

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

a)	On December 5, 2020, DynaUSA and DynaMéxico filed an Original Petition for Recognition of the $48M USD Foreign Judgment in US. District Court in Dallas County Texas.

b)	On February 4, 2021, DynaUSA and DynaMéxico filed a First Amended Petition for Recognition of the $48M USD Foreign Judgment in US. District Court, 134th Judicial District, Dallas County, Texas.

U.S. District Court for Dallas County Ruling for Non-Recognition of Foreign Judgment

On May 12, 2021, The U.S. District Court for Dallas County issued a ruling stating the Court was not obligated to recognize the $48M Judgment in the United States; but found the $48M Foreign Judgment to be final, conclusive and enforceable under Mexican Law.

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

Confirmation of Arbitration Award in U.S. District Court – District of Colorado

On March 25, 2020, The U.S. District Court, District of Colorado affirmed the August 24, 2016 Arbitration Award in favor of Goldgroup Resources Inc.

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

U.S. Court of Appeals - 10th Circuit Court of Appeals Denial of DynaUSA and DynaMéxico Appeal

On April 16, 2021, the U.S. Court of Appeals for the 10th Circuit Court issued a Ruling which denied the DynaUSA and DynaMéxico Appeal of the August 24, 2016, Arbitration Award in favor of Goldgroup Resources, Inc. In denying the Appeal of DynaUSA and DynaMéxico, the Arbitration Award in favor of Goldgroup was affirmed.

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

Goldgroup Resources Inc. Filed Motion for Contempt of Court Sanctions against DynaUSA and DynaMéxico

On June 11, 2021, Goldgroup Resources Inc. filed a Motion for Civil Contempt Sanctions against DynaUSA and DynaMéxico.

DynaUSA and DynaMéxico file Motion for Relief of Judgment Pursuant to Federal Rule of Civil Procedure 60(b)

On July 1, 2021, DynaUSA and DynaMéxico filed a Motion for Relief of Judgment Pursuant to Federal Rule of Civil Procedure 60(b).

U.S. District Court – District of Colorado Order of September 3, 2021

On September 3, 2021, The U.S. District Court, District of Colorado Issued a Ruling in which:

(1)	The complete performance and satisfaction of the Monetary Portion of the Arbitration Award by DynaResource was affirmed; And,

(2)

DynaResource was ordered to fully comply with the Non-Monetary Portion of the Arbitration Award, wherein The Court required DynaResource to conduct a Shareholder’s Meeting of DynaResource de Mexico SA de CV., and, in order to fairly consider a fifth member of the Board of Directors of DynaResource de Mexico.

DynaResource Motion for Reconsideration and Relief of Arbitration Award

On September 24, 2021, DynaResource filed A Motion for Reconsideration of the September 3, 2021, U.S. District Court Order, or, in the alternative, to Alter or Amend the September 3, 2021 U.S. District Court Order;

DynaResource de Mexico SA de CV Shareholders Meeting – September 30, 2021

On September 30, 2021, DynaResource de Mexico SA. de CV. completed a Shareholders Meeting, in order to fully comply with the Non-Monetary Portion of the Arbitration Award.

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

DynaResource and DynaMéxico filed a response on January 9, 2016. DynaMéxico will vigorously defend against all such complaints by Goldgroup, as there exists no legal basis for the complaint by Goldgroup against the May 17, 2013, shareholders meeting of DynaMéxico.

On October 31, 2018, the Judge of the Tenth District declared the Expiration of the Trial, due to inactivity of Goldgroup in the process, and the Judge decreed the Trial as a concluded and filed trial. As a result, the shareholders’ meeting of May 17, 2013, remains valid.

On November 16, 2018, Goldgroup appealed the declaration of Expiration of the Trial.

On February 12, 2019, the Court of Appeals (Segundo Tribunal Unitario de Circuito in Mazatlán) confirmed the resolution issued October 31, 2018, by the Judge of Tenth District and declared and confirmed the Expiration of the Trial, due to the inactivity of Goldgroup to the process, and therefore the Court of Appeals decreed the matter as a concluded and filed trial. As a result, the shareholders’ meeting of May 17, 2013, remains valid.

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

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number; Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

By:	/s/ K.W. (“K.D.”) Diepholz
K.W. (“KD”) Diepholz, Chairman / CEO

Date: November 3, 2021

