Form 10-K
period 2021-12-31
DYNARESOURCE INC
filed 2022-03-24
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Common Stock; $0.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (p. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (p. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2021, was $21,736,306 based on the closing price of $1.75 per share as reported on the OTCQB.  For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 18,091,293 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (March 15, 2022).

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

DynaUSA currently owns 80% of the outstanding shares of DynaMéxico, and DynaMéxico currently holds 20% of the outstanding shares of DynaMéxico as treasury stock. DynaMéxico owns 100% of the mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracía Property (“SJG”), in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”). The Company also has another wholly owned subsidiary, DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”). The Company currently conducts test mining and pilot milling operations, and other exploration activities in México.

Segment Information

Our only current operating segment is gold mining and milling operation.

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

During 2021, we reported the delivery and sale of 22,566 (subject to final settlements) net Oz gold contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracía Property in México.

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

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the year ended December 31, 2021, the Company sold gold-silver concentrates to three purchasers.

Employees

As of December 31, 2021, we had 186 employees, including 181 employees based in México, and 5 in the United States. Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases office space for its corporate headquarters in Irving, Texas. In September 2017, the Company entered into a sixty-six-month extension of the lease through January 2023. As part of the agreement the Company received six months free rent as a finish out allowance. The Company capitalized the leasehold improvement costs and amortized them over the rent abatement period as rent expense. The Company makes tiered lease payments on the 1st of each month.

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

Surface Lease Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement (above). The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía is dated January 6, 2014 and continues through 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments by DynaMineras of $1,359,443 Pesos adjusted for inflation based on the Mexico minimum wage, commencing in 2014. The 2021 payment was $3,015,112 pesos (approx. $149,000 USD).  Additionally, under the description of the 20 Year Land Lease, DynaMineras constructed a Medical Facility at SJG in year 2017.

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

ITEM 3. LEGAL PROCEEDINGS

2014 Arbitration Proceeding filed by Goldgroup Resources Inc.

On March 14, 2014, Goldgroup filed for arbitration in the United States with the American Arbitration Association (“AAA”), seeking monetary and nonmonetary relief, and citing the Earn In/Option Agreement as the basis for its filing. On August 25, 2016, the AAA issued a ruling in favor of Goldgroup against the Company and DynaMéxico (the “Arbitration Award”).  On May 9, 2019, the United States District Court for the District of Colorado (the “Colorado U.S. District Court”) confirmed the Arbitration Award.

On May 20, 2021, the Company and DynaMéxico agreed to release the $1.111 million bond that had been posted, and paid an additional $4,054 in interest, in full satisfaction of the monetary portion of the Arbitration Award.  Since that time, the Company has fully performed the non-monetary portion of the Arbitration Award, which included the election of a Goldgroup designee to the board of DynaMéxico, yet Goldgroup continues to challenge the Company’s actions before the Colorado U.S. District Court.

2014 Court filing by DynaMéxico, in Mexico

On December 9, 2014, DynaMéxico filed a commercial lawsuit against Goldgroup, its parent company Goldgroup Mining Inc., and the AAA, in the Thirty Sixth Civil Court in the Federal District of México (the “Trial Court”), under file 1120 number / 2014 (the “DynaMéxico Trial”). In the DynaMéxico Trial, DynaMéxico sought to terminate the U.S.-based arbitration proceedings, and requested that substantial damages (in the amount of US $50 million) be awarded to DynaMéxico against Goldgroup.  On October 5, 2015, the Trial Court awarded DynaMéxico damages in excess of US $48 million.

Goldgroup has appealed the $48 million damages award on multiple occasions, yet the award stands and has been affirmed by a variety of Mexican courts, including the highest court in the land.  Even in the face of multiple rejections of its arguments before Mexican courts, Goldgroup continues to raise baseless and unfounded objections to the award.

On October 5, 2016, the Trial Court (the same court which made the $48 million damages award) approved a grant to DynaMéxico of a lien (referred to by the court as an “Embargo”) upon the shares of DynaMéxico held by Goldgroup in certificate form.  On February 20, 2020, a México City court issued a final judgment, effectively foreclosing on all shares of DynaMéxico formerly held by Goldgroup, and awarding those shares to DynaMéxico.  Those shares are now legally owned, and physically held, by DynaMéxico.  Consequently, Goldgroup currently owns no shares of DynaMéxico under Mexican law, which requires physical possession of shares to evidence ownership.

The award to DynaMéxico of the shares formerly owned by Goldgroup, does not satisfy the $48 million damages award in favor of DynaMéxico.

2020 Petition for Recognition of the $48M Damages Award

On December 5, 2020, the Company and DynaMéxico filed an Original Petition for Recognition of the $48 million damages award in favor of DynaMéxico, in US. District Court in Dallas County, Texas (the “Texas U.S. District Court”), under principles of international comity.  On May 12, 2021, The Texas U.S. District Court issued a ruling stating the Court was not obligated to recognize the $48 million damages award in the United States.  On May 14, 2021, the Company and DynaMéxico filed a Notice of Appeal of that ruling.

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

Year ended December 31, 2021	Low	High
First Quarter	0.57	1.00
Second Quarter	0.63	0.99
Third Quarter	0.77	2.45
Fourth Quarter	1.35	2.00

Year ended December 31, 2020	Low	High
First Quarter	0.38	0.78
Second Quarter	0.47	0.58
Third Quarter	0.53	1.10
Fourth Quarter	0.70	1.00

As of March 15, 2022, there were outstanding 18,091,293 shares of our common stock, which were held by approximately 439 shareholders of record. This figure does not include shareholders that hold their shares in street name or with a broker.

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

During the fiscal years ended December 31, 2021 and 2020, no securities of the Company were authorized for issuance under equity compensation plans.

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

Project Improvements, Expansion and Increased Output (2017 To 2021)

The Company continues its business plan of operations at San Jose de Gracía, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces. Since January 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per 24-hour operating day, to a current 300 tons per 24-hour operating day, and during first quarter 2021 the Company expects to achieve production output of 500 tons per 24-hour operating day. (Note the Summary of Test Mining and Pilot Mill Operations for 2018 to 2021 below).

Since January 2017, the Company has expended over $18.5 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s consolidated financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion	$3,108,000
Tailings Pond Expansion	265,000
Machinery and Equipment	1,416,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigos	1,599,000
SIG Mining Concessions	1,401,000
Exploration and Developmental Drilling	35,000
Surface Rights and Permitting	528,000
Debt Retirement	2,985,000
Legal Fees	3,381,000
Total	$18,653,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The result of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of $12.5 million USD which is available to offset future taxable earnings.

Results for the Years Ended December 31, 2021 and 2020

Summary of Test Mining and Pilot Mill Operations for 2021, 2020, 2019 and 2018:

Year	Total Tons Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566

DynaMineras continued to increase its test underground mining activity and pilot milling operations in 2021 and increased output from 200 to 300 tons per 24-hour operating /day from the mine and mill during.  With the opening of an additional ball mill in the first quarter of 2022 the Company projects an increase in capacity to 500 tons per day.

Test pilot operations in 2021 yielded 97,088 Tons mined and processed from underground test mining activity and pilot milling operations; and the production of approximately 26,728 gross Oz Au, and net of dry weight adjustments at the buyer’s facilities, the production of approximately 22,566 Oz Au. The Company reports net revenue of $35,886,046 net of buyer’s price discount and refining and treatment costs.

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

DynaMineras expects to continue its test underground mining activity and pilot milling operations in 2022; and projects the output of 500 tons per 24-hour operating day from the mine and mill in 2022.

REVENUE. Revenues for the years ended December 31, 2021, and 2020 were $35,886,046 and $9,048,831, respectively.  The increase was the result of the opening of the Tres Amigos mine in 2020 which yielded a higher grade of ore and the increase in plant processing capacity to 300 tons a day.  The ore feed grade increase from 5.65 g/t in 2020 to 9.67 g/t in 2021.  This combined with higher gold prices resulted in a 297% increase in revenue on a 120% increase in tonnage processed.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the years ended December 31, 2021, and 2020 were $2,909,401 and $1,166,135, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. This represents a decrease in the cost per ounce recovered of milling from $167 per OZ to $109 per OZ.

MINE PRODUCTION COSTS. Mine production costs for the years ended December 31, 2021, and 2020 were 3,965,467 and $2,370,972 respectively. These costs were directly related to the extraction of mine tonnage to be processed at the mill. The increase was a result in the increase in tonnage mine.  However, the cost per ton dropped from $66.84 per ton in 2020 to $45.57 as result of the increased volume in tonnage.

MINE EXPLORATION COSTS. Mine exploration costs for the years ended December 31, 2021, and 2020 were $5,198,057 and $1,610,747, respectively. These were the costs of extracting waste material to reach the materials to be extracted for processing. The increase was a result of the increase in activity as well as the increase in waste tonnage.

MINE EXPANSION COSTS: Mine expansion costs for the years ended December 31, 2021, and 2020 were $1,478,725 and $909,190, respectively. These were the costs associated with the expansion of the mining facilities and the cost associated with preparing the Tres Amigos for production.  The 2021 largely consisted of the new ball mill.  These are cost which would normally have been treated as capital expenditures under U.S. GAAP but the Company is required to expense because of the lack of proven and probable reserves.

TRANSPORTATION. Transportation costs for the years ended December 31, 2021, and 2020 were $1,330,414 and $528,423, respectively. These were the costs of transporting the product to the customer for treatment and sale. The increase is consistent with the overall increase in production and sales.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the years ended December 31, 2021, and 2020 were $2,913,832 and $2,036,610, respectively. These were the support costs of the mining facilities including housing, food, security and warehouse operations. The increase was a result of the increase in personnel from the increase in operations.

PROPERTY HOLDING COSTS. Property holding costs for the years ended December 31, 2021, and 2020 were $127,731 and $137,377, respectively. These costs were concessions taxes, leases on land and other direct costs of maintaining the property.  The current costs consist only of core concessions and the reduced area of the Francisco Arturo concession.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the years ended December 31, 2021, and 2020 were $4,773,473 and $2,966,073 respectively. These were the costs of operating the Company not directly associated with the mine operations including management, accounting, and legal expenses.  The increase is reflective of an overall increase in activity, an increase in compensation expense including $1,005,223 value of stock issued for services and a $381,871 bad debt write off.

OTHER INCOME (EXPENSE). Other income for the years ended December 31, 2021, and 2020 was $(4,622,364) and $(2,685,878), respectively. Included in this category in 2021 was interest expense of $(1,573,125), change in derivative liability of $(2,186,912), currency transaction gain of $247,712, and an arbitration award payment of $(1,111,111).  Included in this category in 2020 was interest expense of $(1,133,360), change in derivative of $(1,186,964), currency transaction loss of $(361,127), and other expense of $(4,427).  The increase in derivative liability is the result of the increase in the Company’s stock price on the Company’s black scholes calculation of the liability for stock warrants and convertible debt.  See Item Three Legal Proceedings for discussion of the arbitration award.

NON-CONTROLLING INTEREST. The non-controlling interest portion of the net loss for the years ended December 31, 2021, and 2020 was $0 and $61,589, respectively. This represented the non-controlling interest share of Dyna México’s loss.  The 2020 allocation included only the non-controlling interest’s share of the net loss for January and February as the non-controlling interest was eliminated at the end of February 2020.

OTHER COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the years ended December 31, 2021, and 2020 consisted of unrealized currency gains (losses) of $(685,757) and $100,582, respectively. The YTD change is due to the variances in the peso exchange rates throughout the two years.

Liquidity and Capital Resources

As of December 31, 2021, the Company had working capital of $1,347,711, comprised of current assets of $23,816,481 and current liabilities of $22,468,770. This represented a increase of $7,126,703 from the working capital maintained by the Company of $(5,778,992) as of December 31, 2020. The primary reason for the increase is the increase in cash balance generated from the Company’s operations.

Net cash provided by (used in) operations for the year ended December 31, 2021, was $17,516,205 compared to $(2,421,108) in the year ended December 31, 2020. The increase is the result of the Company’s increased operating profits and proceeds from its customer advance.

Net cash provided by (used) in investing activities for the years ended December 31, 2021, and 2020 was $0 and $0, respectively.  In 2021 and 2020 expenditures necessary for the expansion of mining operations totaling $1,478,725 and $909,190, respectively which would normally have been included in this category were expensed due to the company’s lack of proven and probable reserves.

Net cash provided by (used in) financing activities for the year ended December 31, 2021, was $(2,557,721) compared to $3,594,323 for the year ended December 31, 2020.  The 2020 funds represent the net proceeds from the Series D financing.  The 2021 expenditure is the partial repayment of that financing.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes the Company continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall 2015 at the rate of approximately 100 tons per 24-hour operating day from the mine and approximately the same output from the processing plant. Over the past five years, the Company has gradually increased its output to approximately 300 tons per 24-hour operating day from the mines and processing plant.  In 2022, the Company projects to complete its next phase of expansion to reach the output of approximately 500 tons per 24-hour operating day from the mine and the processing plant.

The Company funds its general and administrative expenses in the U.S. from its Mexican operations.  The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through 2022.

Capital Expenditures

The Company’s primary activities relate to the test mining and pilot milling operations of the SJG property through its Mexican subsidiaries.

No Known Reserves

The SJG property is without known reserves. Under U.S. standards, mineralization may not be classified as a “reserve” unless a determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

Exploitation Amendment Agreement (“EAA”)

On May 15, 2013, DynaMineras entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to DynaMineras the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by DynaMineras to DynaMéxico; and, (B) After Item (A) above, the receipt by DynaMineras of 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that DynaMineras has received 200% of its advanced funds; and, (C) after items (A) and (B) above; the receipt by DynaMineras of 50% of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and, (D) in addition to Items (A), (B), and (C) above, DynaMineras shall receive a 2.5% NSR (“Net Smelter Royalty”) on all minerals sold from SJG over the term of the EAA. The total Advances made by DynaMineras to DynaMéxico as of December 31, 2014 is $4,025,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”) and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011). The agreement was terminated in October 2021 and all operations consolidated in Dyna Mexico.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated into and forming an integral part of this Form 10-K are the audited consolidated financial statements for the Company for the years ended December 31, 2021 and 2020. The consolidated financial statements as of December 31, 2021 and 2020 of the Company included in this Form 10-K have been audited by Armanino LLP, an independent registered public accounting firm, as set forth in their report.

Consolidated Financial Statements included in the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

DynaResource, Inc.

Irving, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DynaResource, Inc. (the "Company") and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Derivative Liabilities

As described in Note 10 to the consolidated financial statements, the derivative liabilities represent the embedded conversion features of the Series C Preferred Stock, Preferred Series C Warrants, and Series D Notes Kicker Warrants. The Company has classified the derivative liabilities as Level 3 liabilities and the fair value of the liabilities are evaluated each reporting period. As of December 31, 2021, the derivative liabilities were $3,898,914. The derivative liabilities include both quantitative and qualitative components. The calculation of the fair value of the derivative liabilities used a Black-Scholes pricing model. Key components of the fair value calculation included: the annual volatility rate, the risk-free rate, the remaining term, and the fair value of the underlying common stock.

The principal considerations for our determination that performing procedures relating to the fair value of the derivative liabilities is a critical audit matter are: there was significant judgment and estimation used by management in determining the fair value of the derivative liabilities, which led to an increased level of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained relating to the derivative liabilities, including the qualitative component.

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

March 24, 2022

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 and 2020

	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$15,719,238	$1,504,016
Accounts receivable	577,118	840,743
Inventories	2,110,203	603,967
Foreign tax receivable	4,742,180	2,179,914
Appeal bond	—	1,111,111
Other current assets	667,742	578,661
Total current assets	23,816,481	6,818,412

Property and equipment (net of accumulated
depreciation of $116,425 and $113,176)	2,729	5,978
Right-of-use assets	648,381	735,220
Mining concessions	4,132,678	4,132,678
Other assets	162,174	165,380

TOTAL ASSETS	$28,762,443	$11,857,668

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,275,679	$2,274,011
Accrued expenses	5,440,204	3,385,093
Customer advances	9,250,000	2,500,000
Derivative liabilities	3,898,914	2,371,560
Current portion of convertible notes payable	543,279	—
Current portion of operating lease payable	98,169	82,733
Current portion of long-term debt	1,962,525	1,984,007
Total current liabilities	22,468,770	12,597,404

Convertible notes payable - Series D (net of amortized discount of $0 and $755,214)	—	3,264,786
Convertible notes payable - Series I & II, less current portion	—	543,279
Operating lease payable, less current portion	587,782	685,951
Long term debt, less current portion	—	97,428

TOTAL LIABILITES	23,056,652	17,188,848
TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480

Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 and 0 shares issued and outstanding	1,520,000	—

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares
authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 40,000,000 and 40,000,000 shares authorized
18,091,293 and 17,722,825 issued and outstanding	180,913	177,228
Preferred rights	40,000	40,000
Additional paid-in-capital	50,632,400	50,407,333
Treasury stock, 12,180 and 516,480 shares	(34,773)	(1,474,486)
Accumulated other comprehensive income	(247,665)	438,092
Accumulated deficit	(50,722,465)	(59,256,828)
TOTAL STOCKHOLDERS’ DEFICIT	(151,589)	(9,668,660)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,762,443	$11,857,668

The accompanying notes are an integral part of these consolidated financial statements.

         DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
REVENUE	$35,886,046	$9,048,831
COSTS AND EXPENSES OF MINING OPERATION
Production cost applicable to sales	2,909,401	1,166,135
Mine production costs	3,965,467	2,370,972
Mine exploration costs	5,198,057	1,610,747
Mine expansion costs	1,478,725	909,190
Camp, warehouse and facilities	2,913,832	2,036,610
Transportation	1,330,414	528,423
Property holding costs	127,731	137,377
General and administrative	4,773,473	2,966,073
Depreciation and amortization	3,249	3,249
TOTAL OPERATING EXPENSES	22,700,349	11,728,776
NET OPERATING INCOME (LOSS)	13,185,697	(2,679,945)

OTHER INCOME (EXPENSE)
Foreign currency gains (loss)	247,712	(361,127)
Interest expense	(1,573,125)	(1,133,360)
Derivatives mark-to-market gain (loss)	(2,186,912)	(1,186,964)
Arbitration award expense	(1,111,111)	—
Other income (expense)	1,072	(4,427)
TOTAL OTHER INCOME (EXPENSE)	(4,622,364)	(2,685,878)

NET INCOME (LOSS) BEFORE TAXES	8,563,333	(5,365,823)
PROVISION FOR INCOME TAXES	28,970	—

NET INCOME (LOSS)	$8,534,363	$(5,365,823)

DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(188,699)	(173,499)
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	61,589

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,345,664	$(5,477,733)

EARNINGS PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic and Diluted Income (loss) per common share	$0.47	$(0.31)
Weighted average shares outstanding – Basic and Diluted	17,797,528	17,722,825

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(685,757)	100,582
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(685,757)	100,582

TOTAL COMPREHENSIVE INCOME (LOSS)	$7,848,606	$(5,265,241)

ATTRIBUTABLE TO:
EQUITY HOLDERS OF DYNARESOURCE, INC.	$7,848,606	$(5,191,983)
NON-CONTROLLING INTEREST	$—	$(73,258)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Interests	Totals

Balance January 1, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$56,622,159	778,980	$(2,223,891)	$325,841	$(53,952,594)	$(5,723,663)	$(4,734,919)

Treasury Stock Issued for Services							(649,405)	(262,500)	749,405				100,000

Other Comprehensive Income										112,251		(11,669)	100,582

Net Income (Loss)											(5,304,234)	(61,589)	(5,365,823)

Elimination of Non-Controlling Interest							(5,565,421)					5,796,921	231,500

Balance, December 31, 2020	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$438,092	$(59,256,828)	$-	$(9,668,660)

Treasury Stock Issued for Services							(434,490)	(504,300)	1,439,713				1,005,223

Stock Warrants Exercised			368,468	3,685			659,557						663,242

Other Comprehensive Income										(685,757)			(685,757)

Net Income (Loss)											8,534,363		8,534,363

Balance, December 31, 2021	1000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(247,665)	$(50,722,465)	$-	$(151,589)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$8,534,363	$(5,365,823)
Adjustments to reconcile net income (loss) to cash used in operating activities
Change in derivatives	2,186,912	1,186,964
Depreciation and amortization	3,249	3,249
Amortization of loan discount	755,214	343,279
Stock issued for services	1,005,223	100,000
Non-dilution stock issuance	—	4,427
Change in operating assets and liabilities
Accounts receivable	263,625	262,462
Inventories	(1,506,236)	(80,878)
Foreign tax receivable	(2,562,266)	(882,527)
Appeal bond	1,111,111	(1,111,111)
Right-of-use assets	86,839	77,641
Other assets	(85,875)	(237,849)
Accounts payable	(998,332)	214,582
Accrued expenses	2,055,111	1,633,622
Customer advances	6,750,000	1,500,000
Operating lease liabilities	(82,733)	(69,146)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,516,205	(2,421,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock warrants	3,685	—
Proceeds from borrowing	—	4,020,000
Payments of convertible notes	(2,500,000)	(359,033)
Payments of long-term debt	(61,406)	(66,644)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,557,721)	3,594,323

Effects of foreign currency exchange	(743,262)	(23,771)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILANTS	14,215,222	1,149,444
CASH AND CASH EQUIVILANTS AT BEGINNING OF PERIOD	1,504,016	354,572
CASH AND CASH EQUIVILANTS AT END OF PERIOD	$15,719,238	$1,504,016

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$583,144	$206,642
Cash paid for income taxes	$—	$—
NON-CASH TRANSACTION
Accrued interest rolled into notes payable	$—	$23,933

 The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de México S.A. de C.V., chartered in México (“DynaMéxico”).  This Company was formed to acquire, invest in and develop resource properties in México. DynaMéxico owns a portfolio of mining concessions that currently includes its interests in the San José de Gracía Project (“SJG”) in northern Sinaloa State, México. The SJG District covers 9,920 hectares (24,513 acres) on the west side of the Sierra Madre mountain range. DynaUSA currently owns 80% of the outstanding capital of DynaMéxico. DynaMéxico currently holds 20% of the Shares of DynaMéxico as treasury shares, after complete foreclosure and recovery of those shares on February 20, 2020 from Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver, BC (“Goldgroup”).

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

Significant Accounting Policies

The consolidated financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items that: 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce consolidated financial statements which present fairly the consolidated financial condition, results of operations and cash flows of the Company for the respective periods presented.

Basis of Presentation

The Company prepares its consolidated financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Use of Estimates

In order to prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and determines whether contingent assets and liabilities, if any, are disclosed in the consolidated financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from the resolution currently anticipated by management and on which the consolidated financial statements are based.

Principles of Consolidation

The consolidated financial statements include the accounts of DynaResource, Inc., as well as DynaResource de México, S.A. de C.V. (100% ownership), DynaResource Operaciones S.A. de C.V. (100% ownership) and Mineras de DynaResource S.A. de C.V. (100% ownership). All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

Non-Controlling Interest

The Company’s subsidiary, DynaResource de México S.A. de C.V, was 20% owned by Goldgroup Resources, Inc. until February 20, 2020 when the Company recovered the shares as partial satisfaction of a legal judgement.  See Note 11 for further details.

The Company accounted for this outside interest as a “non-controlling interest” through February 2020.  A 20% share of operating income (loss) and comprehensive income (loss) was allocated to the non-controlling interest through the date of the recovery of the shares.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  As of December 31, 2021, the Company had $15,266,823 of deposits in U.S. Banks in excess of the FDIC limit.  The Company does not believe it is at a risk of loss.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of December 31, 2021, and 2020, respectively, no allowance has been made.  During the year the Company recorded a $381,871 bad debt write off of receivables from a former customer of the Company.  At, December 31, 2021 management believes all current receivables are fully collectable.

Inventories

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories were $2,110,203 and $603,967 as of December 31, 2021 and December 31, 2020, respectively.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered to the company in Mexico and paid by the company.  Under certain circumstances, these taxes are recoverable by filing a tax return and application for reimbursement.  IVA amounts charged to and paid by the company are recorded and carried as receivables until the funds are collected by the company.  The total amounts of the IVA receivable as of December 31, 2021 and December 31, 2020 were $4,742,180 and $2,179,914, respectively.

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

As of December 31, 2021, none of the Company's properties contain resources that satisfy the definition of proven and probable reserves. The Company classifies the development of its properties, including the San Jose de Gracía Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

Technical Report and Resource Estimate According to Canadian National Instrument 43-101 (2012)

In 2012, DynaMéxico commissioned Servicios y Proyectos Mineros (“SPM”) for the production of Technical Report 43-101 (“43-101”) at San Jose de Gracía. Additionally, DynaMéxico commissioned Mr. Robert Sandefur, a senior reserve analyst for Chlumsky, Armbrust & Meyer LLC, Lakewood, CO (“CAM”) to produce a mineral resource estimate for the 4 main vein systems at the property.  The Company plans to update this report in 2022.

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

Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. As no proven and probable reserves have been established on any of the Company's properties, design, construction and development costs are not capitalized at any of the Company's properties, and accordingly, substantially all costs are expensed as incurred, resulting in the Company reporting larger operating expenses than if such expenditures had been capitalized. Additionally, the Company does not have a corresponding depreciation or amortization of these costs going forward since these expenditures were expensed as incurred as opposed to being capitalized. As a result of these and other differences, the Company's consolidated financial statements may not be comparable to the consolidated financial statements of mining companies that have established reserves as defined in Industry Guide 7.

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracía Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of December 31, 2021, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San Jose de Gracía property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made.  The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable.  This analysis is completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets.  As of December 31, 2021, and 2020, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the years ended December 31, 2021 and 2020 (Mexican Pesos per one U.S. dollar):

		Dec 31, 2021	Dec 31, 2020
Current exchange rate	Pesos	20.48	19.91
Weighted average exchange rate for the period ended	Pesos	20.29	21.47

The Company recorded currency transaction gains (losses) of $247,712 for the year ended December 31, 2021 and $(361,127) for the year ended December 31, 2020.

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose consolidated financial statements.    The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.

Revenue Recognition

The Company accounts for revenue recognition under ASC 606 “Revenue from contracts with customers”. The Company generates revenue by selling gold and silver produce from its mining operations. The Company recognizes revenue for gold and silver concentrate production, net of treatment and refining costs, when it satisfies the performance obligation of transferring control of the concentrate to the customer. This is generally when the material is delivered to the customer facility for treatment and processing as the customer has the ability to direct the use of and obtain substantially all the remaining benefits from the material and the customer has the risk of loss.

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

As of December 31, 2021, there are $9,250,000 in customer advances for payments received during the period for contracts expected to be settled in 2022.

During the years ended December 31, 2021, and December 31, 2020, there was $1,500,000 and $0 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer due to order cancellation.

As of and for the year ended December 31, 2021, and December 31, 2020, there are no deferred contract costs or commissions.

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

Earnings Per Share

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

The Company had 3,060,998 warrants outstanding at December 31, 2021 which upon exercise, would result in the issuance of 3,060,998 shares of common stock. Of these warrants 2,168,833 were exercisable at $2.05 per share and 892,165 were exercisable at $.01 per share. The Company also had convertible debt instruments as of December 31, 2021 which, upon conversion at $2.50 per share, would result in the issuance of 217,312 shares of common stock.

The Company had 3,429,466 warrants outstanding at December 31, 2020 which upon exercise, would result in the issuance of 3,429,466 shares of common stock. Of these warrants 2,168,833 were exercisable at $2.05 per share and 1,260,633 were exercisable at $.01 per share. The Company also had convertible debt instruments as of December 31, 2020 which, upon conversion at valuations from $2.00 to $2.50 per share, would result in the issuance of 2,227,312 shares of common stock.

	Years ended December 31
	2021	2020
Net income (loss) attributable to common shareholders	$8,345,664	$(5,477,733)
Shares:
Weighted average number of common shares outstanding, Basic	17,797,528	17,722,825

Weighted average number of common shares outstanding, Diluted	17,797,528	17,722,825

Basic income (loss) per share	$0.47	$(0.31)

Diluted income (loss) per share	$0.47	$(0.31)

At December 31, 2021, 2,168,833 shares of potentially dilutive common stock related to outstanding stock warrants and 217,312 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation, using the treasury stock method, because the exercise and conversion prices exceeded the average stock price and therefore their effect would be anti-dilutive. In addition, at December 31, 2021, 892,165 of potentially dilutive common stock related to outstanding stock were excluded from the diluted earnings per share calculation as the net income impact of the converted shares would cause earnings per share to increase, therefore their effect would be antidilutive.

At December 31, 2020, potentially dilutive common shares related to stock warrants and convertible debt were excluded from the diluted earnings per share computation because the Company incurred a net loss and therefore their effect would be anti-dilutive.

Related Party Transactions

FASB ASC 850 "Related Party Disclosures" requires companies to include in their consolidated financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

NOTE 2 – INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances at December 31, 2021 and 2020, respectively, were as follows:

	2021	2020

Mined Tonnage	$2,042,633	$555,608
Gold-Silver Concentrates	67,570	48,359
Total Inventories	$2,110,203	$603,967

NOTE 3 – PROPERTY

Property consists of the following at December 31, 2021 and 2020:

	2021	2020

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(116,425)	(113,176)
Total Property	$2,729	$5,978

Depreciation and amortization has been provided over each asset’s estimated useful life. Depreciation and amortization expense was $3,249 and $3,249 for the years ended December 31, 2021 and 2020 respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the San Jose de Gracía (“SJG”) concessions.  Mining Concessions were $4,132,678 and $4,132,678 at December 31, 2021 and December 31, 2020, respectively.

There was no depletion expense for the years ended December 31, 2021 and 2020.

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

At December 31, 2021, six Series I Notes remained outstanding with a total balance of $455,905. The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

The Series I Note holders retain the option, at any time prior to maturity or prepayment, to convert any unpaid principal and accrued interest into Common Stock at $2.50 per share. If the Series I Note is converted into Common Stock, at the time of conversion, the holder would also receive warrants, in the same number as the number of common shares received upon conversion, to purchase additional common shares of the Company for $7.50 per share, with such warrants expiring one year from their conversion date.

Notes Payable – Series II

In 2013 and 2014, the Company entered into additional note agreements of $199,808 and $250,000, respectively (the “Series II Notes”) with similar terms as the Series I Notes. The Series II Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears

The Notes originally matured on December 31, 2015. On December 31, 2019 the Company entered into agreements to extend the two notes totaling $78,750 plus accrued interest of $5,977 for total new notes of $84,726 to December 31, 2020. One note for $112,500 was not extended and was past due as of December 31, 2019. At December 31, 2019 three Series II notes remained outstanding for $197,226.

On March 31, 2020, the Company entered into agreements to extend the two notes totaling $84,726 plus accrued interest of $2,648 for total new notes of $87,374 to June 30, 2022. One note for $112,500 was not extended and was paid off in May 2020. At December 31, 2020, two Series II notes remained outstanding for $87,374.

At December 31, 2021, two Series II notes remained outstanding with a balance of $87,374. The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

The Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $2.50 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring one year from their conversion date.

NOTE 6 – INCOME TAXES

FASB ASC 740-10, Income Taxes, mandates the asset and liability approach to determine the income tax provision or benefit. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Income tax receivables and liabilities and deferred tax assets and liabilities are recognized based on the amounts that more likely than not will be sustained upon ultimate settlement with taxing authorities.

Developing our provision for income taxes and analysis of uncertain tax positions requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include:

•	Cumulative profits/losses in recent years, adjusted for certain nonrecurring items;
•	Income/losses expected in future years;
•	Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;
•	The availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits; and
•	The carryforward period associated with the deferred tax assets and liabilities.

We consider many factors when evaluating our uncertain tax positions, and such judgments are subject to periodic review. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (1) the more likely than not recognition threshold is satisfied; (2) the position is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied.

The Company's pre-tax income (loss) by jurisdiction was as follows for the years ending December 31, 2021 and December 31, 2020:

	Year ended December 31,	Year ended December 31,
	2021	2020

Domestic	$(10,064,644)	$(3,955,124)
Foreign	18,627,977	(1,410,699)
Total	$8,563,333	$(5,365,823)

The provision for income taxes for continuing operations for the year ended December 31, 2021 and 2020 consist of the following:

	Year ended December 31,	Year ended December 31,
	2021	2020
Current income taxes
Federal	$-	$-
State	-	-
Foreign	28,970	-
Total current income taxes	28,970	-

Deferred income taxes
Federal	-	-
State	-	-
Foreign	-	-
Total deferred income taxes	-	-

Total income tax expense (benefit)	$28,970	$-

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate is shown below. Income tax expense for the year ended December 31, 2021 includes state minimum taxes, permanent differences, and deferred tax assets for which a full valuation allowance has been placed. A corresponding tax expense  is included for the year ended December 31, 2021 to reflect the decrease in the valuation allowance.

	Year ended December 31,	Year ended December 31,
	2021	2020
Tax Expense at statutory federal rate of 21%	$1,798,300	$(1,126,823)
State income taxes, net of federal income tax benefit
Permanent Differences	501,707	342,351
Foreign Rate Differential	1,103,990	(126,963)
Change in Valuation Allowance	(1,144,539)	953,120
Other	(2,230,488)	(41,685)
Income tax expense (benefit)	$28,970	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	2021	2020
Long-term deferred tax assets:
Federal Net Operating Loss Carryforwards	$12,327,599	$13,473,000
State Net Operating Loss Carryforwards
Other	862
Total deferred tax assets before valuation allowance	12,328,461	13,473,000

Deferred tax liabilities:
Total deferred tax liabilities	-	-

Valuation Allowance	(12,328,461)	(13,473,000)
Net deferred tax assets and liabilities	$-	$-

During the year ended December 31, 2021, the valuation allowance decreased by $1.2 million. The Company believes a full valuation allowance against the net deferred tax asset is appropriate based on the negative evidence against future taxable income. The Company is currently in a three-year cumulative loss and does not believe there is evidence to suggest future taxable income to realize its deferred tax assets. The Company will continue to evaluate the realiziability of its deferred tax assets in future years.

We account for uncertain tax positions in accordance with ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The following table summarized the total changes in unrecognized tax benefits in continuing operations during the years ended December 31, 2021 and 2020. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities as of December 31, 2021 and 2020.

	2021	2020
Balance - beginning of year	$-	$-
Gross increases - tax positions in prior period	-	-
Gross decreases - tax positions in prior period	-	-
Gross increases - tax positions in current period	-	-
Settlement	-	-
Lapse of Statute of limitations	-	-
Uncertain Tax Benefit - end of year	$-	$-

The total amount of unrecognized tax benefits as of December 31, 2021 was $0, of which none, if recognized, would affect our effective tax rate and income tax benefit from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. We did not have any interest or penalties on unrecognized tax benefits accrued at December 31, 2021.

The Company is subject to income taxes in the US federal jurisdiction and various state jurisdictions and Mexico. With few exceptions, the Company is no longer subject to US federal, state and local tax examinations by tax authorities for years prior to fiscal year 2017. The Company is no longer subject to Mexican tax examinations for years prior to fiscal year 2017.  The Company is currently not under audit by any tax authority.

At December 31, 2021, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $19.1 million pre-tax, $16.4 million of which expires in 2029 to 2037 and $2.7 million of which has no expiration date, (2) foreign net operating losses of $12.5 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

	2021	2020
U.S. earnings (loss) from continuing operations	$8,563,333	$-

U.S. federal income tax expense (benefit)
State income tax expense (benefit)
Foreign income tax expense (benefit)	28,970	-
Total tax expense (benefit) from continuing operations	28,970	-
Federal Deferred Incoome Taxes
State Deferred Income Taxes
Foreign income tax expense (benefit)
Total Deferred Income taxes from continuing operations	-	-

Total Provision for income taxes	$28,970	$-

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which one thousand (1,000) shares shall be designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of December 31, 2021, 15,265,008 of Preferred stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At December 31, 2021 and December 31, 2020, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Stock

At December 31, 2021 and December 31, 2020 there were 1,734,992 and 1,734,992 Series C Preferred shares outstanding, respectively. These Series C Preferred Shares are convertible to common shares at $2.50 per share, through June 30, 2022 and include anti-dilution protection. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The Dividend is calculated at 4.0% of $4,337,480 payable annually on June 30. At December 31, 2021 dividends for the years 2017 to 2021 totaling $866,940 were in arrears.

Due to the nature of this transaction as mandatorily redeemable by the Company at the election of the Series C preferred stock shareholder at maturity, the Series C Senior Convertible Preferred Shares are classified as “temporary equity” on the balance sheet.

Preferred Series C

Carrying Value, December 31, 2019	$4,333,053
Issuances at Fair Value, Net of Issuance Costs	-
Bifurcation of Derivative Liability	-
Relative Fair Value of Warrants – Preferred Stock Discount	4,427
Accretion of Preferred Stock to Redemption Value	-
Carrying Value, December 31, 2020	4,337,480

Bifurcation of Derivative Liability	-
Issuances at Fair Value, Net of Issuance Costs	-
Relative Fair Value of Warrants – Preferred Stock Discount	-
Accretion of Preferred Stock to Redemption Value	-
Carrying Value, December 31, 2021	$4,337,480

Series D Senior Convertible Preferred Stock

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company, and with Shareholders of DynaResource, Inc.

On May 14, 2020, the Company closed an additional financing agreement with Golden Post, and with certain individual shareholders of DynaUSA (“DynaUSA Shareholders”), and related agreements. A summary of the transactions and related agreements are set forth below:

1.

Pursuant to the May 14, 2020 Note Purchase Agreement (the “NPA”) among the Company, Golden Post Rail, LLC (the “Lead Purchaser”), and the other parties listed on Exhibit A of the NFP (the “Remaining Purchasers”):

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

35

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

7.

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

Retirement of Series D Convertible Debt

On October 7, 2021, the Company paid $2,500,000 to repurchase one note that was convertible into Series D Preferred Stock.

The remaining ten noteholders of notes convertible into Series D Preferred Stock elected to convert their notes totaling $1,520,000 into Series D Preferred stock at $2.00 per share. On October 18, 2021 the Company issued 760,000 shares of Series D Preferred Stock for these notes.

In addition the redemption of the Series D notes trigged an acceleration of the amortization of the original loan discount booked at the issuance of the Series D notes (see discussion below) and being amortized over the 24 month life of the notes of $287,508 in October 2021.

As part of the transaction all Series D noteholders agreed to waive the non-dilution rights contained in the original note and an amendment of the Series D Preferred Stock designation was filed with the State of Delaware.

At December 31, 2021 and December 31, 2020, there were 760,000 and 0 Series D Preferred shares outstanding, respectively. These Series D Preferred Shares are convertible to common shares at $2.00 per share, through October 18, 2026. The Series D Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The Dividend is calculated at 4.0% of $1,520,000 payable annually on October 18. At December 31, 2021, no dividends were in arrears.

Due to the nature of this transaction as mandatorily redeemable by the Company at the election of the Series D preferred stock holder at maturity, the Series D preferred shares are classified as “temporary equity” on the balance sheet.

Due to underlying anti-dilutive provisions contained in the Series C Preferred Stock and the Golden Post Warrant, the Company incurred derivative liabilities. On May 14, 2020 in connection with the Series D Convertible Note financing, the expiration date for the Series C Preferred Stock and the Golden Post warrants were extended to June 30, 2022. In addition, a new derivative liability was incurred due to the issuance of warrants for kicker shares. At December 31, 2021, the total derivative liability was $3,898,914 which included $1,019,431 for the Series C Preferred Stock, and $1,320,380 in connection with the Golden Post Warrants and $1,559,103 in connection with the Series D Convertible Note Kicker Warrants. At December 31, 2020, the total derivative liability was $2,371,560 which included $601,313 for the Series C Preferred Stock, and $817,613 in connection with the Golden Post Warrants and $952,634 in connection with the Series D Convertible Note Kicker Warrants. The deemed dividend for the years ending December 31, 2021, and December 31, 2020 were $188,699 and $173,490, respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount on the accompanying consolidated statements of income (loss).

A discount of $1,098,492 was recorded on the Series D financing as a result of the valuation the total liabilities including the derivatives .  The discount was amortized over the two year life of the loan on a straight line basis.

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock, the 1,734,992 shares designated as Series C Preferred Shares and 3,000,000 shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 15,265,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2021 and December 31, 2020, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2021 and December 31, 2020, there were 18,091,293 and 17,722,825 shares outstanding, respectively. No dividends were paid for the years ended December 31, 2021 and 2020, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracía Pilot Production Plant and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity. As of December 31, 2021, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2021 and 2020, respectively

Stock Issuances

On October 18, 2021, the Company issued 368,468 shares of common stock upon the exercise of 368,468 warrants by five warrant holders for $.01 a share.

There were no issuances of common stock during the year ending December 31, 2020.

Treasury Stock

During the year ending December 31, 2021, 504,300 treasury shares were transferred for services provided to the Company. At December 31, 2021, 12,180 treasury shares remained outstanding.

During the year ending December 31, 2020, 262,500 treasury shares were transferred for services provided to the Company. At December 31, 2020, 516,480 treasury shares remained outstanding.

Warrants

2021 Activity

On October 18, 2021, five warrant holders exercised a total of 368,468 warrant to purchase 368,468 shares of common stock for $.01 a share.

At December 2021, the Company had a total of 3,060,998 warrants outstanding.

2020 Activity

On May 13, 2020 the Company issued 2,306 warrants to purchase shares of common stock with an exercise price of $2.05 per share related to anti-dilution provisions of the Series C preferred stock. These warrants expire on June 30, 2022.

On May 14, 2020, the Company issued 1,260,633 warrants to purchase shares of common stock with an exercise price of $.01 per share as kicker shares as part of the Series D note agreements. These warrants expire on May 14, 2030.

On June 30, 2020, as part of the Series D note agreement the Company issued 2,166,527 warrants to purchase shares of common stock with an exercise price of $2.05 per share to replace the 2,166,527 warrants previously outstanding which expired on that date. These warrants expire on June 30, 2022.

At December 2020, the Company had a total of 3,429,466 warrants outstanding.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2019	2,166,527	$2.45	0.51
Granted	3,429,466	$1.30	4.33	-
Exercised	-	$-
Forfeited	2,166,527	$-		-
Balance at December 31, 2020	3,429,466	$1.30	4.33
Granted	-	$-		-
Exercised	368,468	$0.01
Forfeited	-	$-		-
Balance at December 31, 2021	3,060,998	$1.46	2.79
Exercisable at December 31, 2021	3,060,998	$1.46	2.79	-

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Party Transactions

Dynacap Group Ltd.

The Company paid $285,999 and $114,250 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other servoces during the years ended December 31, 2021 and 2020, respectively.

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras of $1,359,443 pesos adjusted for inflation based on the Mexico minimum wage increase commencing in 2014.  Rent was $3,015,112 Pesos (approx. $149,000 USD) for the year ended December 31, 2021. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

The Company leases office space for its corporate headquarters in Irving, Texas. In September 2017, the Company entered into a sixty-six-month extension of the lease through January 2023. As part of the agreement the Company received six months free rent as a finish out allowance. The Company capitalized the leasehold improvement costs and amortized them over the rent abatement period as rent expense. The Company makes tiered lease payments on the 1st of each month.

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

The Company determines if a contract is or contains a lease at inception. As of December 31, 2021, the Company has two operating leases - a six- and one-half year lease for office space with a remaining term of twenty-four months and a twenty-year ground lease in association with its México mining operations with a remaining term of thirteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Year Ended December 31, 2021
Operating Lease – Office Lease	$86,237
Operating Lease – Ground Lease	148,636
Short Term Lease Costs	12,471
Variable Lease Costs	—
TOTAL	$247,344

 Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	11.00%
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending December 31:

YEAR
2022	$179,377
2023	101,499
2024	96,896
2025	99,803
2026	102,797
Thereafter	684,884
Total	$1,265,256
Less Imputed Interest	(579,305)
OPERATING LEASE LIABILITY	$685,951

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2021	2020
Annual volatility rate	147%	156%
Risk free rate	0.73%	0.13%
Remaining Term	0.50 years	1.50 years
Fair Value of common stock	$1.75	$0.78

For the years ended December 31, 2021, and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The table below represents the change in the fair value of the derivative liability during the years ended December 31, 2021, and December 31, 2020.

Period Ended	2021	2020
Fair value of derivative (stock), beginning of period	$601,313	$37,038
Change in fair value of derivative	418,118	276,547
Fair value of derivative on the date of issuance	-	287,728
Fair value of derivative (stock), end of period	$1,019,431	$601,313

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

	2021	2020
Annual volatility rate	147%	156%
Risk free rate	0.73%	0.13%
Remaining Term	0.50 years	1.5 years
Fair Value of common stock	$1.75	$0.78

For the years ended December 31, 2021, and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The table below represents the change in the fair value of the derivative liability during years ended December 31, 2021, and December 31, 2020.

Period Ended	2021	2020
Fair value of derivative (warrants), beginning of period	$817,613	$49,066
Change in fair value of derivative	502,767	367,781
Fair value of derivative on the date of issuance	-	400,766
Fair value of derivative(warrants), end of period	$1,320,380	$817,613

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series D Warrants based on the assumptions below:

	2021	2020
Annual volatility rate	147%	156%
Risk free rate	0.73%	0.13%
Remaining Term	8.37 years	9.37 yrs
Fair Value of common stock	$1.75	$0.78

For the years ended December 31, 2021, and December 31, 2020, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The table below represents the change in the fair value of the derivative liability during the years ended December 30, 2021, and December 31, 2020.

Period Ended	2021	2020
Fair value of derivative (warrants), beginning of period	$952,634	$-
Fair value of derivative on the date of issuance	-	409,998
Exercise of warrants	(659,558)	-
Change in fair value of derivative	1,266,027	542,636
Fair value of derivative(warrants), end of period	$1,559,103	$952,634

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s Non-Controlling Interest recorded in the consolidated financial statements relates to an interest in DynaResource de México, S.A. de C.V. of 50% through May 13, 2013, and 20% until February 24, 2020 when the minority interest was eliminated. Changes in Non-Controlling Interest for the year ended December 31, 2020.

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

As of December 31, 2021, and December 31, 2020, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 10.

Fair Value Measurement at December 31, 2021 Using:		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities	$3,898,914	—	—	$3,898,914
Totals	$3,898,914	$—	$—	$3,898,914
Fair Value Measurement at December 31, 2020 Using:
Liabilities:
Derivative Liabilities	$2,371,560	—	—	$2,371,560
Totals	$2,371,560	$—	$—	$2,371,560

NOTE 13 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the years ended December 31, 2021 and 2020, three and three customers accounted for 100% of revenue, respectively.

At December 31, 2021 and 2020, one and four customers accounted for 100% of accounts receivable, respectively.

NOTE 14 – NOTES PAYABLE

In June 2018, the Company entered into financing agreements for the unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2017 and the period ending June 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% payment of $347,826 and financed the balance over 36 months at 22%

In February 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2018 in the amount of $335,350. The Company paid an initial 20% payment of $67,070 and financed the balance over 36 months at an interest rate of 22%.

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda for a reduction in the liability equal to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes at unpaid principal amount and accrues interest on a monthly basis. At December 31, 2021, $1,061,243 of accrued interest on the notes was included in accrued liabilities on the consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the years ended December 30, 2021, and December 31, 2020:

Balance December 31, 2019	$2,272,431
Exchange Rate Adjustment	(124,352)
2020 Principal Payments	(66,644)
Balance December 31, 2020	2,081,435
Exchange Rate Adjustment	(57,504)
2021 Principal Payments	(61,406)
Balance December 31, 2021	$1,962,525

NOTE 15 – REVOLVING CREDIT LINE FACILITY

On February 4, 2021 Mineras de DynaResource SA de CV (“Seller”) entered into a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL”), with a commercial buyer. Under the terms of the RCL:

•	The Company will deliver 100% of its produced concentrates to the buyer and provider of the RCL, through December 31, 2022; unless extended by the Company;
•	An initial RCL was established by buyer in the amount of $3.75M USD;
•	At May 1, 2021, the RCL increased to an amount equal to 80% of prior 3 month’s revenue;
•	Each successive month, the RCL shall be adjusted according to the company’s prior 3 month’s revenue;
•	The RCL shall never be less than $3.75M USD;
•	The RCL will be interest free for 45 days;
•	The RCL is to be repaid through deliveries of Concentrates or Cash within 120 days;

The RCL is included under Customer Advances on the consolidate balance sheet

Deposits under Revolving Credit Line Facility

Under the terms of the RCL, Mineras de DynaResource received the following advances from the buyer:

(1)	$2.5M advance on February 4, 2021. Settled on March 26, 2021.
(2)	$3.75M advance on March 30, 2021. Settled on May 12, 2021.
(3)	$3.75M advance on May 12, 2021. Settled on June 16, 2021.
(4)	$6.75M advance on June 18, 2021. Settled on August 5, 2021.
(5)	$8.25M advance on August 9, 2021. Settled on September 27, 2021
(6)	$8.25M advance on September 29, 2021. Settled on November 17, 2021
(7)	$8.25M advance on November 19, 2021. Settled on December 30, 2021
(8)	$9.25 M advance on December 30, 2021

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2021, through the date whereupon the consolidated financial statements were issued, and has described below the events subsequent to the end of the period.

London Court of International Arbitration

On January 27, 2022, DynaResource, Inc. (the “Company”) received word from its counsel that the London Court of International Arbitration issued a First Final Partial Award (the “Partial Award”), in favor of Mercuria Energy Trading S.A., a Swiss company (“Mercuria”) and against Mineras de DynaResource S.A. de C.V. (“Mineras”), a subsidiary of the Company which is chartered in Mexico and whose offices are also located in Mexico.

The Partial Award requires that Mineras pay Mercuria the sum of $1,676,014 for an undersupply of metal concentrate production between October 2019 and December 2020.   The Partial Award also requires that Mineras pay Mercuria the sum of $146,659 in connection with a net overpayment by Mercuria for metal concentrates.

The arbitration panel retained jurisdiction to address any outstanding fees and expenses.

The Company notes the following:  since Mineras is a company of Mexican nationality, under Mexican law Mineras has the right to legally oppose the recognition and enforcement of the Partial Award and any supplemental award.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2021. Based on its evaluation, our management concluded that, as of December 31, 2021, our internal controls over financial reporting were effective.

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

The following table lists the names and ages of the executive officers, directors and key consultants of the Company. The directors will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All Directors have been elected to serve through 2022. All officers serve at the discretion of the President, Chairman of the Board of Directors, and members of the Board of Directors.

Name	Age	Position	Held Since
K. W. (“K.D.”) Diepholz	64	Chairman of The Board	May 1995
222 W. Las Colinas Blvd		CEO/President; CFO;	May 1997
Suite 1910 N. Tower		Treasurer;	May 1997
Irving, Texas 75039

Dr. Jose Vargas Lugo	61	Director of Operations - México, President - México	August 2011
Enrique Dunant Y5 de Mayo #963		Director;	August 2013
Fracc, Los Parques
Guamuchil, Sin CP 81460

Pedro Ignacio Teran Cruz	62	Executive Vice President, Director of Exploration and Resource Development;	2008-2013;
Sierra Grande #134		Board Member
Fraccionamiento Lomas de Mazatlán,
Mazatlán, Sinaloa 82110

John C. Wasserman	82	Independent Director	March 2016 – Oct. 2020
222 W. Las Colinas Blvd.			December, 2014
Suite 1910 North Tower
Irving, Texas 75039

Dale G. Petrini	67	Independent Director	December 2016
222 W. Las Colinas Blvd
Suite 1901 North Tower
Irving, TX. 75039

Philip K. Rose	33	Independent Director	July 2015
222 W. Las Colinas Blvd.
Suite 1910 North Tower
Irving, TX. 75039

Bradford J. Saulter	62	Vice President – Investor Relations	May 1998
7618 Straits Lane
Rowlett, Texas 75088

Rene L.F. Mladosich	59	General Manager at San Jose de Gracía	October 2019
Sierra Grande #134
Fraccionamiento Lomas de
Mazatlán, Sinaloa 82110

Praxedis Martinez	74	Senior Consultant – Plant Operations	July 2017
Sierra Grande #134
Fraccionamiento Lomas de Mazatlán, Sinaloa 82110
Praxedis Martinez

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

ITEM 11. EXECUTIVE COMPENSATION

The following officers received the following compensation for the years ended December 31, 2021, and 2020. These officers(*) do not have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All other compensation *
K.W. (“K.D.”) Diepholz,	2021	$254,167	$224,375	$792,000	None	None	None	None
CEO/President	2020	$250,000	None	None	None	None	None	None

Dr. Jose Vargas Lugo; EVP.,	2021	$42,783	None	None	None	None	None	None
President of México Operation	2020	$75,707	None	None	None	None	None	None

Rene L.F. Mladosich;	2021	$118,302	None	$99,000	None	None	None	None
GM of San Jose de Gracía Project	2020	$101,890	None	None	None	None	None	None

Pedro Ignacio Teran Cruz,	2021	$51,055	None	None	None	None	None	None
Dir. of Exp. and Dev.	2020	$52,073	None	None	None	None	None	None

Bradford J. Saulter	2021	$90,000	None	None	None	None	None	None
VP., Investor Relations	2020	$90,000	None	None	None	None	None	None

		Option Awards				Stock Awards
Name and principal position	Number of Securities Underlying Unexercised options (#) exercisable	Number of Securities Underlying Unexercised options (#) un-exercisable	Equity incentive plan awards	Option exercise price	Option expiration date	Number of share awards that have not vested

K.W. (“K.D.”) Diepholz	None	None	None	N/A	N/A	None
CEO/President

Dr. Jose Vargas Lugo	None	None	None	N/A	N/A	None
President of México Operations

Rene L.F. Mladosich	None	None	None	N/A	N/A	None
GM of San Jose de Gracía Project (2016-2017; 2019)

Pedro Ignacio Teran Cruz; Dir. of Expl.	None	None	None	N/A	N/A	None

Bradford J. Saulter	None	None	None	N/A	N/A	None

John C. Wasserman	None	None	None	N/A	N/A	None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of common stock of the Company as of December 31, 2021.  The following table sets forth the information based on 18,091,293 (1) common shares issued and outstanding (1) as of December 31, 2021.

COMMON STOCK	Beneficial Owner	Address	Common Shares	Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz Chairman / CEO	222 W. Las Colinas Blvd. Suite 1910 North Tower Irving, Texas 75039	2,265,100	12.52%

Common Stock	Gareth Nichol	Denver, Colorado	2,646,922	14.63%

Common Stock	Dr. Jose Vargas Lugo EVP, Director	Plutarco Elías Calles 47 Guamúchil Sin. Mex. 81450	274,508	1.52%

Common Stock	Pedro I. Teran Cruz EVP; Director	Hermosillo, Sonora México	37,500	0.21%

Common Stock	Bradford J. Saulter VP., Investor Relations	222 W. Las Colinas Blvd. Suite 1910 North Tower Irving, Texas 75039	124,439	0.69%

Common Stock	John C. Wasserman Director;	Waterville, Ohio 43566	134,389	0.74%

Common Stock	Dale G. Petrini Director	Houston, Texas 77027	187,689	1.04%

**	Philip A. Rose (2) Director	Westlake, Texas

	All Officers, Directors and Beneficial owners as a Group (10 holders)		5,670,547	31.34%

(1)

Does Not Include (i) 1,734,992 shares of common stock issuable upon the conversion of 1,737,992 shares of Series C Convertible Preferred Stock, which are currently convertible, and (ii) 2,168,833 shares of common stock issuable upon the exercise of a warrant, which is exercisable, and subsequent conversion into common shares.

(2)	Does not include 760,000 shares of common stock issuable upon the conversion of 760,000 share of Series D Convertible Preferred Stock, which is currently convertible.
(3)	Does not include 892,165 shares of common stock issuable upon the exercise of a cashless warrant which is exercisable.
(4)	Mr. Rose is a Director of the Company, elected by the holder of the Series C Preferred Shares.

No officer or director holds options which are either (a) vested or (b) will vest within 60 days.

OPTIONS/WARRANTS

The officers and directors and those 5% beneficial owners held the following options/warrants as of December 31, 2021:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dynacap Group Ltd.

The Company paid $285,999 and $114,250 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the years ended December 31, 2021 and 2020, respectively. Dynacap retained two subcontractors who provided accounting, administrative and executive support services to the Company during recent years.

Cash Advances by Management

None

Stock Issued to Management

Officers and directors received the follow stock as compensation during the year ended December 31, 2021

Koy W (“K.D.”) Diephotz	400,000 shares of Common Stock

Rene L.F. Mladosich	50,000 shares of Common Stock

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Armanino LLP, San Ramon, CA, Auditor Firm ID: 32

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual consolidated financial statements and review of the consolidated financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2021 and 2020 was $222,202 and $230,359, respectively.

(2) Audit Related Fees

None.

(3) Tax Fees

None.

(4) All Other Fees

None.

(5) Audit Committee Policies and Procedures

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

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

________________

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

DYNARESOURCE, INC.

Dated: March 31, 2022	By:	/s/ K.W. (“K.D.”) DIEPHOLZ
K.W. (K.D.) Diepholz,
Chairman of the Board of Directors and Chief Executive Officer

SIGNATURES

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K.W. (“K.D.”) DIEPHOLZ	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 24, 2022
K.W. (K.D.) Diepholz

/s/ K.W. (“K.D.”) DIEPHOLZ	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2022
K.W. (K.D.) Diepholz

