Form 10-Q
period 2022-03-31
DYNARESOURCE INC
filed 2022-05-06
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

As of March 31, 2022, there were 18,091,293 shares of Common Stock of the issuer outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022, and DECEMBER 31, 2021

(Unaudited)

	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$15,541,509	$15,719,238
Accounts Receivable	1,278,392	577,118
Inventories	2,617,556	2,110,203
Foreign Tax Receivable	5,224,670	4,742,180
Other Current Assets	1,003,751	667,742
Total Current Assets	25,665,878	23,816,481

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $117,237 and $116,425)	1,917	2,729
Operating Lease	624,864	648,381
Mining Concessions	4,132,678	4,132,678
Other Assets	93,919	162,174

TOTAL ASSETS	$30,519,256	$28,762,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,270,094	$1,275,679
Accrued Expenses	4,771,486	5,440,204
Customer Advances	7,875,000	9,250,000
Derivative Liabilities	2,960,208	3,898,914
Convertible Notes Payable – Series I & II	543,279	543,279
Installment Notes Payable	1,982,396	1,962,525
Current Portion of Operating Lease Payable	91,098	98,169
Total Current Liabilities	19,493,561	22,468,770

Operating Lease Payable, Less Current Portion	558,914	587,782

TOTAL LIABILITIES	20,052,475	23,056,552
TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 40,000,000 shares authorized 18,091,293 issued and outstanding	180,913	180,913
Preferred Rights	40,000	40,000
Additional Paid In Capital	50,632,400	50,632,400
Treasury Stock, 12,180 shares	(34,773)	(34,773)
Accumulated Other Comprehensive income	(549,577)	(247,665)
Accumulated Deficit	(45,659,663)	(50,722,465)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,609,301	(151,589)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,519,256	$28,762,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022, AND 2021

(Unaudited)

	2022	2021
REVENUE	$10,492,503	$4,912,712
COSTS AND EXPENSES OF MINING OPERATION
Production Cost Applicable to Sales	765,495	381,266
Mine Production Costs	1,227,884	806,470
Mine Exploration Costs	878,188	1,012,748
Facilities Expansion Costs	608,603	-
Exploration Drilling	487,615	-
Camp, Warehouse and Facilities	825,203	535,195
Transportation	390,640	238,564
Property Holding Costs	35,967	42,747
General and Administrative	1,026,355	514,977
Depreciation and Amortization	812	812
Total Operating Expenses	6,246,762	3,532,779
NET OPERATING INCOME	4,245,741	1,379,933

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	(2,402)	(333,735)
Interest Expense	(119,769)	(361,222)
Derivatives Mark-to-Market Gain	938,706	(395,267)
Other Income (Expense)	526	-
TOTAL OTHER INCOME (EXPENSES)	817,061	(1,090,224)

NET INCOME BEFORE TAXES	5,062,802	289,709
PROVISION FOR INCOME TAXES	-	-

NET INCOME	$5,062,802	$289,709

DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(58,575)	(43,375)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,004,227	$246,334

EARNINGS PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Income Per Common Share	$0.28	$0.01
Weighted Average Shares Outstanding - Basic	18,091,293	17,722,825

Diluted Income Per Common Share	$0.27	$0.01
Weighted Average Shares Outstanding - Diluted	18,983,458	17,722,825

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain (Loss)	(301,912)	292,371
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(301,912)	292,371

TOTAL COMPREHENSIVE INCOME	$4,760,890	$582,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE ENDED MARCH 31, 2022, AND 2021

(Unaudited)

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals
THREE MONTHS ENDED MARCH 31, 2021
Balance January 1, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$438,092	$(59,256,828)	$(9,668,660

Other Comprehensive Income										292,371		292,371

Net Income											289,709	289,709

Balance, March 31, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$730,463	$(58,967,119)	$(9,086,580

THREE MONTHS ENDED MARCH 31, 2022
Balance January 1, 2022	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(247,665)	$(50,722,465)	$(151,589)

Other Comprehensive Income (Loss)										(301,912)		(301,912)

Net Income											5,062,802	5,062,802

Balance, March 31, 2022	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(549,577)	$(45,659,663)	$4,609,301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022, AND 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$5,062,802	$289,709
Adjustments to reconcile net income to cash used in operating activities
Change in Derivatives	(938,706)	395,267
Depreciation and Amortization	812	812
Amortization of Loan Discount	-	137,312
Change in Operating Assets and Liabilities
Accounts Receivable	(701,274)	(477,044)
Inventories	(507,353)	(655,877)
Foreign Tax Receivable	(482,490)	(372,404)
Operating Lease Assets	23,517	20,904
Other Assets	(267,754)	(84,845)
Accounts Payable	(5,585)	(332,949)
Accrued Expenses	(668,718)	362,485
Customer Advances	(1,375,000)	3,750,000
Lease Liabilities	(35,939)	(29,045)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	104,312	3,004,325

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Notes Payable	(36,165)	(17,291)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(36,165)	(17,291)

Effects of Foreign Exchange	(245,876)	238,203

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(177,729)	3,225,460
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,719,238	1,504,016
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,541,509	4,729,253

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$25,162	$140,799
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2022 AND 2021

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

Basis of Presentation

The Company prepares its unaudited consolidated financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of DynaResource, Inc., as well as DynaResource de México, S.A. de C.V. (100% ownership), DynaResource Operaciones S.A. de C.V. (100% ownership) and Mineras de DynaResource S.A. de C.V. (100% ownership). All significant inter-company transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2022, the Company had $14,140,366 of deposits in U.S. Banks in excess of the FDIC limit. Management does not believe that the Company is at risk of loss on cash.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of March 31, 2022, and December 31, 2021, respectively, no allowance has been deemed necessary.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered. Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVA are tracked and held as receivables until the funds are remitted. The total amounts of the IVA receivable as of March 31, 2022, and December 31, 2021 are $5,224,670 and $4,742,180, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, and gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $2,617,556 and $2,110,203 as of March 31, 2022, and December 31, 2021, respectively.

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

As of March 31, 2022, the Company’s properties do not contain resources that satisfy the definition of proven and probable reserves. Therefore the Company classifies the development of its properties, including the San Jose de Gracía Property, as exploration stage projects since no proven or probable reserves have been established under Industry Guide 7.

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

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracía Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of March 31, 2022, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San Jose de Gracía property (“SJG”), the basis of which are amortized on the unit of production method based on estimated recoverable resources. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write- down of any assets. As of March 31, 2022 and December 31, 2021, no indications of impairment existed.

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

The unaudited financial statements of the subsidiaries should not be construed as representations that Mexican Pesos have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries are as follows for the periods ended March 31, 2022, and December 31, 2021 (Mexican Pesos per one U.S. dollar):

	Mar 31, 2022	Dec 31, 2021
Exchange Rate at Period End Pesos	19.91	20.48

Relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended March 31, 2022, and March 31, 2021 (Mexican Pesos per one U.S. dollar):

	Mar. 31, 2022	Mar. 31, 2021
Weighted Average Exchange Rate for the three Months Ended Pesos	20.50	20.45

The Company recorded currency transaction gains (losses) of $(2,402) and $(333,735) for the three months ended March 31, 2022 and 2021, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes”using the liability method, recognizing certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives the deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Income from the Company’s subsidiaries in México are taxed at applicable Mexican tax law.

Use of Estimates

In order to prepare unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the unaudited consolidated financial statements and determines whether contingent assets and liabilities, if any, are disclosed in the unaudited consolidated financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income”establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.

Revenue Recognition

The Company follows ASC 606 “Revenue from contracts with customers”. The Company generates revenue by selling gold and silver produced from its mining operations. The Company recognizes revenue for gold and silver concentrate production, net of treatment and refining costs, when it satisfies the performance obligation of transferring control of the concentrate to the customer. This is generally when the material is delivered to the customer facility for treatment and processing as the customer has the ability to direct the use of and obtain substantially all the remaining benefits from the material and the customer has the risk of loss.

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

As of March 31, 2022, there are $7,875,000 in customer deposit liabilities for payments received in advance expected to be settled in 2022.

During the quarter ended March 31, 2022, and the year ended December 31, 2021, there was $9,250,000 and $1,500,000 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer due to order cancellation.

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

The Company had 3,060,998 warrants outstanding at March 31, 2022 which upon exercise, would result in the issuance of 3,060,998 shares of common stock. Of these warrants 2,168,833 were exercisable at $2.04 per share and 892,165 were exercisable at $.01 per share. The Company also had convertible debt instruments as of March 31, 2022 which, upon conversion at valuations of $2.50 per share, would result in the issuance of 217,312 shares of stock.

The Company had 3,060,998 warrants outstanding at December 31, 2021 which upon exercise, would result in the issuance of 3,060,998 shares of common stock. Of these warrants 2,168,833 were exercisable at $2.04 per share and 892,615 were exercisable at $.01 per share. The Company also had convertible debt instruments as of December 31, 2021 which, upon conversion at valuations of $2.50 per share, would result in the issuance of 217,312 shares of stock.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income (loss) attributable to common shareholders	$5,004,227	$246,334

Weighted average number of common shares outstanding, Basic	18,091,293	17,722,825

Diluted weighted average number of common shares outstanding,	18,983,458	17,722,825

Basic earnings (loss) per share	$0.28	$0.01

Diluted earnings (loss) per share	$0.27	$0.01

At March 31, 2022, 2,168,833 shares of potentially dilutive common stock related to outstanding stock warrants and 217,312 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation because the exercise and conversion prices exceeded the average stock price and therefore their effect would be anti-dilutive.

At March 31, 2021, 2,168,833 shares of potentially dilutive common stock related to outstanding stock warrants and 2,227,312 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation because the exercise and conversion prices exceeded the average stock price and therefore their effect would be anti-dilutive. In addition, at March 31, 2021, 1,260,633 of potentially dilutive common stock related to outstanding stock warrants were excluded from the diluted earnings per share calculation because the ratio of expenses related to the shares to issuable shares exceeded the basic earnings per share and therefore their effect would be anti-dilutive.

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

NOTE 2 – INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances of March 31, 2022, and December 31, 2021, respectively, were as follows:

	2022	2021
Mined Tonnage	$2,520,239	$2,042,633
Gold-Silver Concentrates	97,317	67,570
Total Inventories	$2,617,556	$2,110,203

NOTE 3 – PROPERTY

Property consists of the following at March 31, 2022 and December 31, 2021:

	2022	2021
Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(117,237)	(116,425)
Total Property	$1,917	$2,729

Depreciation and amortization has been provided over each asset’s estimated useful life. Depreciation and amortization expense was $812 and $812 for the three months ended March 31, 2022 and 2021 respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the San Jose de Gracía (“SJG”) concessions. Mining Concessions were $4,132,678 and $4,132,678 at March 31, 2022 and December 31, 2021, respectively. There was no depletion expense during the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022 and December 31, 2021, six Series I Notes remained outstanding with a total balance of $455,905. The Company has the right to prepay the Series I Notes with a ten percent (10%) penalty.

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

As of March 31, 2022 and December 31, 2021, two Series II notes remained outstanding with a balance of $87,374. The Company has the right to prepay the Series II Notes with a ten percent (10%) penalty.

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

The Company’s effective tax rate for the period ended March 31, 2022 and for the period ended March 31, 2021 varies from the statutory rate of 21% due to valuation allowance which creates a near zero effective tax rate. The Company intends to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the valuation allowance. However, given our current earnings and anticipated future earnings, it is reasonably possible that in the near future sufficient positive evidence may become available to support the conclusion that no valuation allowance is necessary.

NOTE 7– STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,000 shares shall be designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of March 31, 2022, 15,265,008 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At March 31, 2022 and December 31, 2021, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Stock

At March 31, 2022 and December 31, 2021 there were 1,734,992 and 1,734,992 Series C Preferred shares outstanding. These Series C Preferred Shares are convertible to common shares at $2.04 per share, through June 30, 2022 and include anti-dilution protection. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The Dividend is calculated at 4.0% of $4,337,480 payable annually on June 30. At March 31, 2022 dividends for the years 2016 to 2021 totaling $880,278 were in arrears.

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

14

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

4.

Pursuant to the transaction contemplated by the NPA, the Company agreed to call a special meeting of Company stockholders, to be held not later than July 14, 2020, to solicit stockholder approval of (a) an amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 40,000,000 shares, and (b) an amendment of the Certificate of Designations of the Series C Preferred, in order to (a) extend the maturity date of the Series C Preferred by an additional two (2) years, (ii) add an equity cap in respect of the conversion of Series C Preferred into common stock of the Company, and (iii) add certain restrictions on the ability of the Company to issue Series C Preferred. The special meeting was properly called and held on July 13, 2020, whereby Company stockholders confirmed approval for each item referenced in item 4 above

5.

Compensatory Issuances. On May 13, 2020, one business day prior to the NPA, the Company issued to the Lead Purchaser the following: (i) a common stock purchase warrant for 2,306 shares, at an exercise price of $0.01 per share, and maturing on the 7-year anniversary of the date of issuance (the “Compensatory Warrant”); and (ii) 1,771 shares of Series C Preferred Shares. These issuances were occasioned by the Company’s obligations under the Securities Purchase Agreement dated as of May 6, 2015.

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

7

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

At March 31, 2022 and December 31, 2021, there were 760,000 and 760,000 Series D Preferred shares outstanding, respectively. These Series D Preferred Shares are convertible to common shares at $2.00 per share, through October 18, 2026. The Series D Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The Dividend is calculated at 4.0% of $1,520,000 payable annually on October 18. At March 31, 2022, no dividends were in arrears.

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

Due to underlying anti-dilutive provisions contained in the Series C Preferred Shares and the Golden Post Warrant, the Company incurred derivative liabilities. On May 14, 2020 in connection with the Series D Convertible Note financing, the expiration date for the Series C Preferred Shares and the Golden Post warrants were extended to June 30, 2022. In addition, a new derivative liability was incurred due to the issuance of warrants for kicker shares. At March 31, 2022, the total derivative liability was $2,960,208 which included $554,695 for the Series C Preferred Shares, and $714,706 in connection with the Golden Post Warrants and $1,690,807 in connection with the Series D Convertible Note Kicker Warrants. At December 31, 2021 the total derivative liability was $3,898,914 which included $1,019,431 for the Series C Preferred Shares, and $1,320,380 in connection with the Golden Post Warrants and $1,559,103 in connection with the Series D Convertible Note Kicker Warrants. The deemed dividend for the quarters ending March 31, 2022, and March 31, 2021 were $58,575 and $43,375, respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount on the accompanying consolidated statements of income (loss).

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,734,992 shares designated as Series C Preferred Shares and the 3,000,000 shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 15,265,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At March 31, 2022 and December 31, 2021, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At March 31, 2022 and December 31, 2021, there were 18,091,293 and 18,091,293 shares outstanding, respectively. No dividends were paid for the periods ended March 31, 2022 and 2021, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracía Pilot Production Plant and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity. As of March 31, 2022, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of March 31, 2022 and December 31, 2021, respectively

Stock Issuances

There were no issuances of common stock during the period ended March 31, 2022.

On October 18, 2021, the Company issued 368,468 shares of common stock upon the exercise of 368,468 warrants by five warrant holders for $.01 a share.

Treasury Stock

During the three months ended March 31, 2022 no treasury stock was issued.

During the year ending December 31, 2021, 504,300 treasury shares were transferred for services provided to the Company

Outstanding treasury shares total 12,180 and 12,180 at March 31, 2022 and December 31, 2021, respectively.

Warrants

2022 activity

The Company had 3,060,998 warrants outstanding at March 31, 2022. There were no warrants issued or exercised and no warrants expired during the three months ended March 31, 200

2021 activity

The Company had 3,060,998 warrants outstanding at December 31, 2021. On October 18, 2021, five warrant holders exercised a total of 368,468 warrant to purchase 368,468 shares of common stock for $0.01 a share.

The Company recorded no expense related to the issuance of these warrants since these warrants were issued in common stock for cash sales and note conversions.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2021	3,429,466	$1.30	4.40
Granted	-	$-
Exercised	368,468	$0.01
Forfeited	-	$-
Balance at December 31, 2021	3,060,998	$1.46	2.79
Granted	-	$-		-
Exercised	-	$-
Forfeited	-	$-		-
Balance at March 31, 2022	3,060,998	$1.46	2.55
Exercisable at March 31, 2022	3,060,998	$1.46	2.55	-

NOTE 8 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $43,750 and $33,750 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other fees during the periods ended March 31, 2022, and 2021, respectively.

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG . It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras of $1,359,443 pesos adjusted for inflation based on the Mexico minimum wage increase commencing in 2014. Rent was $3,015,112 Pesos (approx. $149,000 USD) for the year ended December 31, 2021. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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

The Company determines if a contract is or contains a lease at inception. As of March 31, 2022, the Company has two operating leases - a six and one-half year lease for office space with a remaining term of eighteen months and a twenty-year ground lease in association with its México mining operations with a remaining term of thirteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company’s interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Period Ended
March 31, 2022
Operating Lease – Office Lease	$21,823
Operating Lease – Ground Lease	22,834
Short Term Lease Costs	4,381
Variable Lease Costs	-
TOTAL	$49,038

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	10.12
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending March 31:
YEAR
2022	$164,979
2023	94,074
2024	96,896
2025	99,803
2026	102,797
Thereafter	684,885
Total	$1,243,434
Less Imputed Interest	(593,422)
OPERATING LEASE PAYABLE	$650,012

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2022	2021
Annual volatility rate	102%	147%
Risk free rate	2.28%	0.73%
Remaining Term	0.25 years	0.50 years
Fair Value of common stock	$1.90	$1.75

For the three and twelve months ended March 31, 2022 and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the three and twelve months ended March 31, 2022 and December 31, 2021.

Period Ended	2022	2021
Fair value of derivative (stock), beginning of period	$1,019,431	$601,313
Change in fair value of derivative	(464,736)	418,118
Fair value of derivative on the date of issuance	-	-
Fair value of derivative (stock), end of period	$554,695	$1,019,431

Preferred Series C Warrants

As discussed in Note 7, the Company analyzed the embedded conversion features of the Series C Preferred Stock and determined that the Warrants qualified as a derivative liability and are required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants based on the assumptions below:

	2022	2021
Annual volatility rate	102%	147%
Risk free rate	2.28%	0.73%
Remaining Term	0.25 years	0.50 years
Fair Value of common stock	$1.90	$1.75

For the three and twelve months ended March 31, 2022, and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended March 31, 2022, and December 31, 2021.

Period Ended	2022	2021
Fair value of derivative (warrants), beginning of period	$1,320,380	$817,613
Change in fair value of derivative	(605,674)	502,767
Fair value of derivative on the date of issuance	-	-
Fair value of derivative(warrants), end of period	$714,706	$1,320,380

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series D Warrants based on the assumptions below:

	2022	2021
Annual volatility rate	118%	147%
Risk free rate	2.28%	0.73%
Remaining Term	8.13 years	8.37 years
Fair Value of common stock	$1.90	$1.75

For the three and twelve months ended March 31, 2022 and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the three and twelve months ended March 31, 2022 and December 31, 2021.

Period Ended	2022	2021
Fair value of derivative (warrants), beginning of period	$1,559,103	$952,634
Fair value of derivative on the date of issuance	-	-
Exercise of warrants	-	(659,558)
Change in fair value of derivative	131,704	1,266,027
Fair value of derivative(warrants), end of period	$1,690,807	$1,559,103

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of March 31, 2022, and December 31, 2021, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 10.

		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at March 31, 2022 Using:
Liabilities:
Derivative Liabilities	$2,960,208	$-	$-	$2,960,208
Totals	$2,960,208	$-	$-	$2,960,208
Fair Value Measurement at December 31, 2021
Liabilities:
Derivative Liabilities	$3,898,914	$-	$-	$3,898,914
Totals	$3,898,914	$-	$-	$3,898,914

NOTE 12 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the three months ended March 31, 2022, and 2021, one and three customers accounted for 100% of revenue, respectively.

At March 31, 2022 and December 31, 2021, one and one customer accounted for 100% of accounts receivable, respectively.

NOTE 13 – NOTES PAYABLE

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda for a reduction in the liability equal to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes at unpaid principal amount and accrues interest on a monthly basis. At March 31, 2022 $1,189,560 of accrued interest on the notes was included in accrued liabilities on the consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the three and twelve months ended March 31, 2022 and December 31, 2021:

Balance December 31, 2020	$2,081,435
Exchange Rate Adjustment	(57,504)
2021 Principal Payments	(61,406)
Balance December 31, 2021	1,962,525
Exchange Rate Adjustment	56,036
2022 Principal Payments	(36,165)
Balance March 31, 2022	$1,982,396

NOTE 14 – REVOLVING CREDIT LINE FACILITY

On February 4, 2021 Mineras de DynaResource SA de CV (“Seller”) entered into a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL”), with a commercial buyer. Under the terms of the RCL:

•	The Company will deliver 100% of its produced concentrates to the buyer and provider of the RCL, through December 31, 2022; unless extended by the Company;
•	An initial RCL was established by buyer in the amount of $3.75M USD;
•	On May 1, 2021, the RCL increased to an amount equal to 80% of prior 3 month’s revenue;
•	Each successive month, the RCL shall be adjusted according to the Company’s prior 3 month’s revenue;
•	The RCL shall never be less than $3.75M USD;
•	The RCL will be interest free for 45 days;
•	The RCL is to be repaid through deliveries of concentrates or cash within 120 days;

The RCL is included under Customer Advances on the unaudited consolidated balance sheet.

Deposits under Revolving Credit Line Facility

Under the terms of the RCL, Mineras de DynaResource received the following advances from the buyer:

(1)	$2.5M advance on February 4, 2021. Settled on March 26, 2021.
(2)	$3.75M advance on March 30, 2021. Settled on May 12, 2021
(3)	$3.75M advance on May 12, 2021. Settled on June 16, 2021.
(4)	$6.75M advance on June 18, 2021. Settled on August 5, 2021.
(5)	$8.25M advance on August 9, 2021. Settled on September 27, 2021.
(6)	$8.25M advance on September 29, 2021. Settled on November 17, 2021
(7)	$8.25M advance on November 19, 2021. Settled on December 20, 2021
(8)	$9.25M advance on December 30, 2021. Settled on February 25, 2022
(9)	$8.175M advance on February 25, 2022. Settled on March 30, 2022
(10)	$7.875M advance on March 30, 2022.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2022, through the date whereupon the financial statements were issued, and has determined there were no items requiring disclosure.

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

During the first three months of 2022, we reported the delivery and sale of 6,000 net Oz gold contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracía Property in México.

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

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the three months ended March 31, 2022, the Company sold gold-silver concentrates to one purchasers.

Employees

As of March 31, 2022, we had 197 employees, including 192 employees based in México, and 5 in the United States. Consultants are retained from time to time. Employees based in México and the United States include laborers, engineers, geologists, information technologists, office administrators, managers and executives. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

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

Project Improvements, Expansion and Increased Output (2017 To 2021)

The Company continues its business plan of operations at San Jose de Gracía, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces. Since January 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per 24-hour operating day, to a current 300 tons per 24-hour operating day, and during second quarter 2022 the Company expects to achieve production output of 500 tons per 24-hour operating day. (Note the Summary of Test Mining and Pilot Mill Operations for 2018 to 2022 below).

Since January 2017, the Company has expended over $20 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion:	$3,542,000
Tailings Pond Expansion	265,000
Machinery and Equipment	1,556,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigos	1,599,000
Exploration Drilling	522,000
SIG Mining Concessions	1,516,000
Surface Rights and Permitting	528,000
Debt Retirement	2,985,000
Legal Fees	3,738,000
Total	$20,186,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The result of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of $15 million USD which is available to offset future taxable earnings.

Summary of Test Mining and Pilot Mill Operations for 2018 to 2022:

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

Summary of Test Mining and Pilot Mill Operations for the three months ended March 31, 2022 and 2021:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
Three Months Ended March 31, 2022	27,511	10.12	79.40%	7,110	6,000
Three Months Ended March 31, 2021	17,342	7.66	83.45%	3,571	3,024

(1)	Gold concentrate sold during the quarter is not equal to gold concentrate recovered during the quarter due to timing of shipments & buyers discount.

Test pilot operations in Q1 2022 yielded 27,511 tons mined and processed through mill operations (306 tons per day) ; and the recovery of 7,110 gross Oz Au resulting in sales of 6,000 gross Au Oz contained in gold-silver concentrates, and the receipt of $10,492,503 in revenues net of buyer’s price discount, refining and treatment costs.

Additional Test Mining and Mill Operations Disclosure

DynaMineras expects to continue its test underground mining activity and pilot milling operations in the second quarter 2022, and projects an increased output of 500 tons per 24-hour operating day from the mine and mill during the quarter.

Results for the three months ended March 31, 2022 and 2021

REVENUE. The Company processed 27,511 tones (306 per day) during the current quarter compared to 17,342 tons (194 per day) in 2021. Additionally, the ore process was a higher grade of 10.12 Oz Au per ton compared to 7.66 Oz Au per ton in 2021 resulting in an increase of ounces recovered from 3,571 in 2021 to 7,110 in 2021. This resulted in an increase in gross ounces sold from 3,024 in 2021 to 6,000 in 2022 increasing revenues for the quarter from $4,912,712 to $10,492,503

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended March 31, 2022, and 2021 were $765,495 and $381,266, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. The increase is consistent with the increase in tonnage process and ounces recovered.

MINE PRODUCTION COSTS. Mine production costs for the three months ended March 31, 2022, and 2021 were $1,227,884 and $806,470 respectively. These costs were directly related to the extraction of mine tonnage to be processed at the mill. The increase is consistent with the increase in tonnage mined.

MINE EXPLORATION COSTS. Mine exploration costs for the three months ended March 31, 2022, and 2021 were $878,188 and $1,012,748, respectively. These were the costs of extracting waste material to reach the materials to be extracted for processing. The Company allocates total mining costs between production and waste based on tonnage on a monthly basis. The decrease in cost is a result of the decrease in waste tonnage as a percentage of total tonnage mined from 55.7% to 41.3%

FACILITIES EXPANSION COSTS: Facilities expansion costs for the three months ended March 31, 2022, and 2021 were $608,603 and 0, respectively. The major expense in the first quarter of 2022 was the installation of a new Ball Mill which upon completion will increase processing capacity to 500 tons a day. The Company expects the expansion to be complete by May.

EXPLORATION DRILLING. During the 1st quarter of 2022 the Company begin an exploration drilling program for the purposes of updating the Company’s 43-101 Mineral Resource Estimate.

TRANSPORTATION. Transportation costs for the three months ended March 31, 2022, and 2021 were $390,640 and $238,564, respectively. These were the costs of transporting the product to the customer for treatment and sale. The increase in yield reduced overall transportation costs from approximately 4.86% to 3.72% of revenue.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the three months March 31, 2022 and 2021 were $825,203 and $535,195, respectively. These were the support costs of the mining facilities including housing, food, security and warehouse operations. The increase was a result of the increase mining activity dropping from 10.89% to 7.86% of revenue.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended March 31, 2022, and 2021 were $35,967 and $42,747, respectively. These costs were concessions taxes, leases on land and other direct costs of maintaining the property. These cost are relatively consistent from year to year regardless of the level of mining activity.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2022, and 2021 were $1,026,355 and $514,977 respectively. These were the costs of operating the Company not directly associated with the mine operations including management, accounting, and legal expenses. The increase was an increase legal fees associated ongoing legal discussed in the legal summary and an overall increase in administrative costs supporting the Companies increase in activity.

OTHER INCOME (EXPENSE). Other income (expense) for the three months ended March 31, 2022, and 2021 was $817,061 and $(1,090,224) respectively. Included in this category in 2022 was interest expense of $(119,769), change in derivative of $938,706 and currency transaction gain (loss) of $(2,402) and miscellaneous income of $526. Included in this category in 2021 was interest expense of $(361,222), change in derivative of $(395,267) and currency transaction gain (loss) of $(333,735). The decrease in the derivative liability was primarily due decreased remaining life of the underlying securities and the Company’s common stock value remaining under the conversion term. The decrease in interest expense was a result of the reduction in the Company’s debt.

OTHER COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the three months ended March 31, 2022 and 2021 consisted of unrealized currency gains (losses) of $(301,912) and $292,371 respectively. The change is due to the variances in the peso exchange rates throughout the two periods.

Liquidity and Capital Resources

As of March 31, 2022, the Company had working capital of $6,172,317, comprised of current assets of $25,665,878 and current liabilities of $19,493,561. This represented an increase of $4,824,606 from the working capital maintained by the Company of $1,347,711 as of December 31, 2021. The primary reason for the increase was funds generate from the Company’s operating profit.

Net cash provided by (used in) operations for the three months ended March 31, 2022, and 2021 was $104,312 and $3,004,325, respectively. The decrease in the funds provided from operations was a result of the operating profits being applied to reduced payables increase working capital.

Net cash provided by (used) in investing activities for the three months ended March 31, 2022, and 2021 was $0 and $0, respectively. Expenditures necessary for the expansion of mining operations totaled $608,603 and $0 in the three months ended March 31, 2022, and 2021, respectively, would normally have been included in this category were expenses due to the company’s lack of proven and probable reserves.

Net cash provided by (used in) financing activities for the three months ended March 31, 2022 and 2021 was $(36,165) and $(17,291) respectively representing principal payments of long term debt.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall 2015 at the rate of approximately 100 tons per 24-hour operating day from the mine and approximately the same output from the processing plant. Over the past five years, the Company has gradually increased its output to approximately 300 tons per 24-hour operating day from the mines and processing plant. In 2021, the Company completed its phases of expansion to reach the output of approximately 300 tons per 24-hour operating day from the mine and the processing plant. In 2022 the Company anticipates completion of expansion to reach 500 tons per 24-hour operating days from the mine and the processing plant.

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

DynaResource, Inc.

Date: May 6, 2022	By:	/s/ K.W. (“K.D.”) Diepholz
K.W. (“KD”) Diepholz,
Chairman / CEO

