Form 10-Q
period 2022-06-30
DYNARESOURCE INC
filed 2022-07-29
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period ____________ to ___________.

Commission File Number 000-30371

DYNARESOURCE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	94-1589426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

222 W. Las Colinas Blvd., Suite 1910 North Tower, Irving, Texas 75039

(Address of principal executive offices)

(972) 868-9066

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	DYNR	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. Yes ☐    No ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2022, there were 20,746,654 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022, AND DECEMBER 31, 2021

(Unaudited)

	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$20,951,218	$15,719,238
Accounts Receivable	1,512,572	577,118
Inventories	2,853,937	2,110,203
Foreign Tax Receivable	7,039,194	4,742,180
Other Current Assets	980,660	667,742
Total Current Assets	33,337,581	23,816,481

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $118,050 and $116,425)	1,104	2,729
Operating Lease	600,739	648,381
Mining Concessions	4,132,678	4,132,678
Other Assets	163,320	162,174

TOTAL ASSETS	$38,235,422	$28,762,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2,542,366	$1,275,679
Accrued Expenses	5,373,167	5,440,204
Customer Advances	8,750,000	9,250,000
Derivative Liabilities	1,735,633	3,898,914
Convertible Notes Payable - Series I & II	543,279	543,279
Installment Notes Payable	1,943,153	1,962,525
Current Portion of Operating Lease Payable	71,244	98,169
Total Current Liabilities	20,958,842	22,468,770

Operating Lease Payable, Less Current Portion	558,914	587,782

TOTAL LIABILITIES	21,517,756	23,056,552
TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 40,000,000 shares authorized, 20,746,654 and 18,091,293 issued and outstanding	207,467	180,913
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,022,782	50,632,400
Treasury Stock, 12,180 shares	(34,773)	(34,773)
Accumulated Other Comprehensive Income	(236,649)	(247,665)
Accumulated Deficit	(45,138,642)	(50,722,465)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,860,186	(151,589)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$38,235,422	$28,762,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNA RESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three Months June 30, 2022	Three Months June 30, 2021	Six Months June 30, 2022	Six Months June 30, 2021

REVENUES	$10,098,010	$10,526,313	$20,590,513	$15,439,025
COSTS AND EXPENSES OF MINING OPERATIONS
Production Costs Applicable to Sales	1,147,235	778,885	1,912,730	1,160,151
Mine Production Costs	1,611,371	1,442,932	2,839,255	2,249,402
Mine Exploration Costs	1,578,780	1,273,241	2,456,968	2,285,989
Facilities Expansion Costs	2,362,804	-	2,971,407	-
Exploration Drilling	734,575	-	1,222,190	-
Camp, Warehouse and Facilities	1,410,825	723,527	2,236,028	1,258,722
Transportation	719,574	355,134	1,110,214	593,698
Property Holding Costs	36,814	36,903	72,781	79,650
General and Administrative	1,117,742	651,992	2,144,097	1,166,969
Depreciation and Amortization	813	813	1,625	1,625
Total Operating Expenses	10,720,533	5,263,427	16,967,295	8,796,206

NET OPERATING INCOME (LOSS)	(622,523)	5,262,886	3,623,218	6,642,819

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	40,192	470,016	37,790	136,281
Interest Expense	(121,736)	(369,197)	(241,505)	(730,419)
Derivatives Adj. Mark-to-Market Gain (Loss)	1,224,575	210,151	2,163,281	(185,116)
Arbitration Award Expense	-	(1,111,111)	-	(1,111,111)
Other Income (Expense)	513	-	1,039	-
Total Other Income (Expense)	1,143,544	(800,141)	1,960,605	(1,890,365)

NET INCOME BEFORE TAXES	521,021	4,462,745	5,583,823	4,752,454

INCOME TAXES	-	-	-	-

NET INCOME	$521,021	$4,462,745	$5,583,823	$4,752,454
DEEMED DIVIDEND FOR SERIES C PREFERRED	$(58,575)	(43,375)	(117,150)	(86,750)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$462,446	$4,419,370	$5,446,673	$4,665,704

EARNINGS PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC:

Basic Earnings per Common Share	$0.03	$0.25	$0.30	$0.26
Diluted Earnings per Common Share	$0.03	$0.24	$0.30	$0.25

Weighted Average Shares Outstanding, Basic	17,810,364	17,722,825	18,135,305	17,722,825
Weighted Average Shares Outstanding, Diluted	18,702,529	18,945,827	19,027,470	18,945,827

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign Currency Exchange Gains (Losses)	312,928	(663,778)	11,016	(371,407)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	312,928	(663,778)	11,016	(371,407)
TOTAL COMPREHENSIVE INCOME	$833,949	$3,798,967	$5,594,839	$4,381,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2022, AND 2021

(Unaudited)

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

THREE MONTHS ENDED JUNE 30, 2021
Balance, March 31, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$730,463	$(58,967,119)	$(9,086,580)

Other Comprehensive Income										(663,778)		(663,778)

Net Income (Loss)											4,462,745	4,462,745

Balance, June 30, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$66,685	$(54,504,374)	$(5,287,613)

THREE MONTHS ENDED JUNE 30, 2022
Balance, March 31, 2022	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(549,577)	$(45,659,663)	$4,609,301

Stock Warrant Exercised			2,655,361	26,554			5,390,382					5,416,936

Other Comprehensive Income										312,928		312,928

Net Income (Loss)											521,021	521,021

Balance, June 30, 2022	1,000	$-	20,746,654	$207,467	1	$40,000	$56,022,782	12,180	$(34,773)	$(236,649)	$(45,138,642)	$10,860,186

SIX MONTHS ENDED JUNE 30, 2021
Balance January 1, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$438,092	$(59,256,828)	$(9,668,660)

Other Comprehensive Income										(371,407)		(371,407)

Net Income (Loss)											4,752,454	4,752,454

Balance, June 30, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$66,685	$(54,504,374)	$(5,287,613)

SIX MONTHS ENDED JUNE 30, 2022
Balance January 1, 2022	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(247,665)	$(50,722,465)	$(151,589)

Stock Warrant Exercised			2,655,361	26,554			5,390,382					5,416,936

Other Comprehensive Income										11,016		11,016

Net Income (Loss)											5,583,823	5,583,823

Balance, June 30, 2022	1,000	$1	20,746,654	$207,467	1	$40,000	$56,022,782	12,180	$(34,773)	$(236,649)	$(45,138,642)	$10,860,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022, AND 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$5,583,823	$4,752,454
Adjustments to reconcile net income to cash used in operating activities
Change in Derivatives	(2,163,281)	185,116
Depreciation and Amortization	1,625	1,625
Amortization of Loan Discount	-	274,623
Change in Operating Assets and Liabilities
Accounts Receivable	(935,454)	(2,988,252)
Inventories	(743,734)	(760,869)
Foreign Tax Receivable	(2,297,014)	(1,024,312)
Operating Lease Assets	47,642	42,331
Other Assets	(314,064)	975,119
Accounts Payable	1,266,687	(910,394)
Accrued Expenses	(67,037)	1,019,905
Customer Advances	(500,000)	6,750,000
Lease Liabilities	(55,793)	(46,140)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(176,600)	8,271,206

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Warrants	5,416,936	-
Payments of Notes Payable	(59,015)	(36,460)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,357,921	(36,460)

Effects of Foreign Exchange	50,659	(373,802)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,231,980	7,860,944
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,719,238	1,504,016
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,951,218	9,364,960

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$44,410	$243,979
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2022 AND 2021

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

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

In 2005, the Company formed DynaResource Operaciones de San José De Gracia S.A. de C.V. (“DynaOperaciones”) and acquired control of Mineras de DynaResource, S.A. de C.V. (formerly Minera Finesterre S.A. de C.V., “DynaMineras”). The Company owns 100% of DynaMineras.

The Company elected to become a voluntary reporting issuer in Canada in order to avail itself of Canadian regulations regarding reporting for mining properties and, more specifically, National Instrument 43-101 (“NI 43-101”). This regulation sets forth standards for reporting resources in a mineral property and is a reporting standard widely recognized in the mining industry.

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

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that: 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2022 the Company had $19,076,828 of deposits in U.S. Banks in excess of the FDIC limit. Management does not believe that the Company is at risk of loss on cash.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of June 30, 2022, and December 31, 2021, respectively, no allowance has been deemed necessary.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered. Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVA are tracked and held as receivables until the funds are remitted. The total amounts of the IVA receivable as of June 30, 2022, and December 31, 2021 are $7,039,194 and $4,742,180, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $2,853,937 and $2,110,203 as of June 30, 2022, and December 31, 2021, respectively.

Exploration Stage Issuer (No Reserves Disclosed)

The definitions of Measured Mineral Resource, Mineral Reserve and Mineral Resource are set forth in SEC Regulation S-K, Item 1300 (“Reg. S-K, Item 1300”).

Measured mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Mineral reserve is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Mineral resource is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

As of June 30, 2022, the Company fits the definition of an exploration stage issuer which is defined as an issuer that has no material property with mineral reserves disclosed. An exploration stage property is a property that has no mineral reserves disclosed.

Property

Substantially all mine development costs, including design, engineering, mine construction, and installation of equipment are expensed as incurred, as the Company has not established proven and probable reserves on any of its properties. Only certain types of mining equipment which has alternative uses or significant salvage value, may be capitalized without proven and probable reserves. Depreciation is computed using the straight-line method. Office furniture and equipment are being depreciated on a straight-line method over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company’s corporate office, are being amortized over the term of the lease of 10 years.

Design, Construction, and Development Costs: Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines, and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.

When proven and probable reserves (as defined by Reg. S-K, Item 1300) exist, development costs are capitalized, and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production would be capitalized. Costs of start-up activities and costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations as incurred. Costs of abandoned projects are charged to operations upon abandonment. All capitalized costs would be amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves.

Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. As no proven and probable reserves have been established on any of the Company’s properties, the design, construction and development costs are not capitalized at any of the Company’s properties, and accordingly, substantially all such costs are expensed as incurred, resulting in the Company reporting higher operating costs than if such expenditures had been capitalized. Additionally, the Company does not have a corresponding depreciation or amortization of these costs going forward since such costs were expensed as incurred as opposed to being capitalized. As a result of these and other differences, the Company’s financial statements may not be comparable to the financial statements of mining companies that have established reserves.

Mineral Property Interests

Mineral property interests include acquired interests in development and exploration stage properties, and are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San José de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of June 30, 2022, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San José de Gracia property, the basis of which are amortized on the unit of production method based on estimated recoverable resources. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

For operating mines, recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, an impairment loss is measured and recorded based on the excess of the net book value over fair value. Fair value for operating mines is determined using a combined approach, which uses a discounted cash flow model for the existing operations and a market approach for the fair value assessment of exploration land claims. Future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term “recoverable mineralized material” refers to the estimated amount of gold or other commodities that will be obtained after considering losses during processing and treatment of mineralized material. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, and silver, commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;
•	estimated expected future operating costs, capital expenditures and reclamation expenditures.

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property, or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets. As of June 30, 2022, and December 31, 2021, no indications of impairment existed.

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

Exploration Costs

Exploration costs are charged to operations and expensed as incurred. Exploration, development, direct field costs and administrative costs are expensed in the period incurred.

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

Relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries are as follows for the periods ended June 30, 2022, and December 31, 2021 (Mexican Pesos per one U.S. dollar):

	June 30, 2022	Dec 31, 2021
Exchange Rate at Period End Pesos	20.07	20.48

Relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended June 30, 2022, and June 20, 2021 (Mexican Pesos per one U.S. dollar):

	June 30, 2022	June 30, 2021
Weighted Average Exchange Rate for the Six Months Ended Pesos	20.27	20.19

The Company recorded currency transaction gains (losses) of $37,790 and $136,281 for the six months ended June 30, 2022 and 2021, respectively.

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

Income from the Company’s subsidiaries in México is taxed is accordance with applicable Mexican tax law rates.

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

Revenue Recognition

The Company follows ASC 606 “Revenue from contracts with customers”. The Company generates revenue by selling gold and silver produced from its mining operations. The Company recognizes revenue for gold and silver concentrate production, net of treatment and refining costs, when it satisfies the performance obligation of transferring control of the concentrate to the customer. This is generally when the material is delivered to the customer facility for treatment and processing, as the customer has the ability (upon such delivery) to direct the use of and obtain substantially all the remaining benefits from the material and the customer has the risk of loss.

The amount of revenue recognized is initially recorded on a provisional basis based on the contract price and the estimated metal quantities based on assay data. The revenue is adjusted upon final settlement of the sale. The chief risk associated with the recognition of sales on a provisional basis is the fluctuation (if any) between the estimated quantities of precious metals base on the initial assay and the actual recovery from treatment and processing.

As of June 30, 2022, there are $8,750,000 in customer deposit liabilities for payments received in advance, all of which are expected to be settled in 2022.

During the six months ended June 30, 2022, and the year ended December 31, 2021, there was $9,250,000 and $1,500,000 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer due to order cancellation.

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

The Company had warrants outstanding at June 30, 2022 which upon exercise, would result in the issuance of 892,165 shares of common stock. The warrants were exercisable at $.01 per share. The Company also had convertible debt instruments as of June 30, 2022 which, upon conversion at valuations of $2.50 per share, would result in the issuance of 217,312 shares of common stock.

The Company had warrants outstanding at December 31, 2021 which upon exercise, would result in the issuance of 3,060,998 shares of common stock. Of these warrants, 2,168,833 were exercisable at $2.04 per share and 892,615 were exercisable at $.01 per share. The Company also had convertible debt instruments as of December 31, 2021 which, upon conversion at valuations of $2.50 per share, would result in the issuance of 217,312 shares of common stock.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net income (loss) attributable to common shareholders	$5,466,673	$4,665,704

Weighted average number of common shares outstanding, Basic	18,135,305	17,722,825

Diluted weighted average number of common shares outstanding,	19,027,470	18,945,827

Basic earnings (loss) per share	$0.30	$0.26

Diluted earnings (loss) per share	$0.30	$0.25

At June 30, 2022, 217,312 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation because the exercise and conversion prices exceeded the average stock price and therefore their effect would be anti-dilutive.

At June 30, 2021, 2,168,833 shares of potentially dilutive common stock related to outstanding stock warrants and 2,227,312 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation because the exercise and conversion prices exceeded the average stock price and therefore their effect would be anti-dilutive. In addition, at June 30, 2021, 1,260,633 of potentially dilutive common stock related to outstanding warrants were excluded from the diluted earnings per share calculation because the ratio of expenses related to the shares to issuable shares exceeded the basic earnings per share and therefore their effect would be anti-dilutive.

Related Party Transactions

FASB ASC 850, “Related Party Disclosures” requires companies to include in their financial statements, disclosures of material related party transactions. The Company discloses all material related party transactions. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party is also a related party if it can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or flotation feed material). Inventory balances of June 30, 2022, and December 31, 2021, respectively, were as follows:

	2022	2021
Mined Tonnage	$2,743,912	$2,042,633
Gold-Silver Concentrates	110,025	67,570
Total Inventories	$2,853,937	$2,110,203

NOTE 3 - PROPERTY

Property consists of the following at June 30, 2022 and December 31, 2021:

	2022	2021
Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(118,050)	(116,425)
Total Property	$1,104	$2,729

Depreciation and amortization has been provided over each asset’s estimated useful life. Depreciation and amortization expense was $1,625 and $1,625 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 4 - MINING CONCESSIONS

Mining properties consist of the San José de Gracia concessions. Mining Concessions were $4,132,678 and $4,132,678 at June 20, 2022 and December 31, 2021, respectively. There was no depletion expense during the six months ended June 30, 2022 and 2021.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Notes Payable - Series I

In April and May 2013, the Company entered into note agreements with shareholders in the principal amount of $1,495,000 (the “Series I Notes”), of which $340,000 was then converted to preferred shares within the same year, netting proceeds of $1,155,000. The Series I Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears.

Each Series I Note holder retained the option, at any time prior to maturity or prepayment, to convert any unpaid principal and accrued interest into Common Stock at $2.50 per share. If the Series I Note is converted into Common Stock, at the time of conversion, the holder would also receive warrants, in the same number as the number of common shares received upon conversion, to purchase additional common shares of the Company for $7.50 per share, with such warrants expiring one year from their conversion date.

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

As of June 30, 2022 and December 31, 2021, six Series I Notes remained outstanding with a total balance of $455,905. The Series I Notes were paid off in July 2022.

Notes Payable - Series II

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

Each Series II Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $2.50 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring one year from the conversion date.

The Series II Notes originally matured on December 31, 2015. On December 31, 2019 the Company entered into agreements to extend the two notes totaling $78,750 plus accrued interest of $5,977 for total new notes of $84,757 to December 31, 2020. One note for $112,500 was not extended and was past due as of December 31, 2019. At December 31, 2019 three Series II Notes remained outstanding for $197,226.

On March 31, 2020, the Company entered into agreements to extend the two notes totaling $84,726 plus accrued interest of $2,648 for total new notes of $87,374 to June 30, 2022. One note for $112,500 was not extended and was paid off in May 2020. At December 31, 2020, two Series II Notes remained outstanding for $87,374.

As of June 30, 2022 and December 31, 2021, two Series II Notes remained outstanding with a balance of $87,374. The Series II Notes were paid off in July 2022.

NOTE 6 - INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s effective tax rate for the period ended June 30, 2022 and for the period ended June 30, 2021 varies from the statutory rate of 21% due to a valuation allowance which creates a near zero effective tax rate. The Company intends to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the valuation allowance. However, given our current earnings and anticipated future earnings, it is reasonably possible that in the near future sufficient positive evidence may become available to support the conclusion that no valuation allowance is necessary.

NOTE 7- STOCKHOLDERS’ EQUITY

 The total number of shares of all classes of capital stock which the corporation has the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,000 shares are designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of June 30, 2022, 15,265,008 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At, June 30, 2022 and December 31, 2021, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Stock

At June 30, 2022 and December 31, 2021 there were 1,734,992 and 1,734,992 Series C Preferred shares outstanding. As of June 30, 2022, these Series C Preferred Shares are convertible to common shares at $2.04 per share or redeemable in cash at the shareholder’s option, and include anti-dilution protection. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $4,337,480 payable annually on June 30. At June 30, 2022, dividends for the years 2016 to 2021 totaling $1,053,777 were in arrears.

Due to the nature of the Series C Preferred Shares as mandatorily redeemable, the Series C Preferred Shares are classified as “temporary equity” on the balance sheet.

Series D Senior Convertible Preferred Stock

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company, and with Shareholders of DynaResource, Inc.

On May 14, 2020, the Company closed an additional financing agreement with Golden Post, and with certain individual shareholders, and related agreements. A summary of the transactions and related agreements is set forth below:

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

A common stock purchase warrant (the “2020 Warrant”) for the purchase of 783,976 shares of the Company’s common stock, at an exercise price of $0.01 per share, and maturing on the 10-year anniversary of the date of issuance. The 2020 Warrant contains anti-dilution provisions.

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

2.

Also pursuant to the NPA, the Company and the Lead Purchaser agreed to amend the common stock purchase warrant dated June 30, 2015 (the “2015 Warrant”), issued to the Lead Purchaser in connection with that certain Securities Purchase Agreement dated as of May 6, 2015. The 2015 Warrant contemplates the purchase, upon exercise, of 2,166,527 shares (subject to adjustment) of the Company’s common stock and matured June 30, 2020 (the “Termination Date”). The amendment to the 2015 Warrant provides that, following the expiration of the 2015 Warrant, the Company will issue to the Lead Purchaser a new warrant (the “New Warrant”), substantially in the same form of the 2015 Warrant, representing the right to purchase the number of shares of the Company’s common stock that were still subject to purchase upon exercise of the 2015 Warrant, if any. The New Warrant has a maturity date of June 30, 2022.

3.

As part of the transaction contemplated by the NPA, the Company executed an Amended and Restated Registration Rights Agreement pursuant to which Golden Post may require the Company to register the shares of common stock which may be issued upon (i) the conversion of the Series C Preferred, (ii) the conversion of the Series D Preferred, and (iii) the shares of common stock issuable upon the exercise of the 2015 Warrant, the 2020 Warrant, and a compensatory warrant issued to the Lead Purchaser on May 13, 2020 (described below under the heading “Compensatory Issuances”), including any additional shares of common stock issuable pursuant to anti-dilution provisions of such securities.

4.

Pursuant to the transaction contemplated by the NPA, the Company held a special meeting of Company stockholders, to solicit stockholder approval of (a) an amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 40,000,000 shares, and (b) an amendment of the Certificate of Designations of the Series C Preferred, in order to (a) extend the maturity date of the Series C Preferred by an additional two (2) years, (ii) add an equity cap in respect of the conversion of Series C Preferred into common stock of the Company, and (iii) add certain restrictions on the ability of the Company to issue Series C Preferred. The special meeting was held on July 13, 2020, and Company stockholders approved each item referenced above.

16

5.

On May 13, 2020, one business day prior to the NPA, the Company issued to the Lead Purchaser the following: (i) a common stock purchase warrant for 2,306 shares, at an exercise price of $0.01 per share, and maturing on the 7-year anniversary of the date of issuance (the “Compensatory Warrant”); and (ii) 1,771 shares of Series C Preferred. These issuances were occasioned by the Company’s obligations under the Securities Purchase Agreement dated as of May 6, 2015.

6.

In order to accommodate the issuance of the additional 1,771 shares of Series C Preferred, on May 13, 2020 the Company filed with the Secretary of State of Delaware a Certificate of Increase of Series C Senior Convertible Preferred Stock, to increase the number of shares of preferred stock designated as Series C Preferred from 1,733,221 shares to 1,734,992 shares.

7

Also on May 13, 2020, the Company filed with the Secretary of State of Delaware a Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series D Senior Convertible Preferred Stock, contemplating the authorization of 3,000,000 shares of Series D Preferred.

On October 11, 2021. the Company filed an amended designation of Series D Preferred with the State of Delaware.

Retirement of Convertible Debt

On October 7, 2021, the Company paid $2,500,000 to repurchase one note that was convertible into Series D Preferred.

The remaining ten noteholders of notes convertible into Series D Preferred elected to convert their notes totaling $1,520,000 into Series D Preferred at $2.00 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred for these notes.

In addition, the redemption of the notes trigged an acceleration of the amortization of the original loan discount booked at the issuance of the notes (see discussion below), which discount (in the amount of $287,508 in October 2021) was being amortized over the 24 month life of the notes.

All Series D noteholders agreed to waive the non-dilution rights contained in their original notes.

At June 30, 2022 and December 31, 2021, there were 760,000 and 760,000 Series D Preferred shares outstanding, respectively. The Series D Preferred shares are convertible to common shares at $2.00 per share, through October 18, 2026. The Series D Preferred Shares are entitled to receive a 4% per annum dividend, payable when declared by the Board of Directors. At June 30, 2022, no dividends had been declared by the Board.

Due to the nature of the Series D Preferred as mandatorily redeemable by the Company at the election of the Series D Preferred stock holder at any time following maturity, the Series D Preferred shares are classified as “temporary equity” on the balance sheet.

Due to the anti-dilutive provisions contained in the May 6, 2015, Securities Purchase Agreement, the Series C Preferred and the 2015 Warrant, the Company incurred derivative liabilities upon issuance of these securities. On May 14, 2020, in connection with the Series D Convertible Note financing, the expiration dates for the Series C Preferred and the 2015 Warrant were extended to June 30, 2022. In addition, a new derivative liability was incurred due to the issuance of additional warrants. At December 31, 2021, the total derivative liability was $3,898,914, which included $1,019,431 for the Series C Preferred, $1,320,380 in connection with the 2015 Warrant, and $1,559,103 in connection with the additional warrants. As of June 30, 2022, only the additional warrants derivative liability remained, for a total derivative liability of $1,735,633.   The 2015 Warrant was exercised on June 28, 2022 at an above market price, resulting in no derivative liability.  The Series C Preferred shares are convertible at an above market price or redeemable by the holder on demand.  The accrued dividends on the Series C Preferred for the six months ending June 30, 2022, and June 30, 2021, were $117,160 and $86,750, respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount on the accompanying consolidated statements of income (loss).

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,734,992 shares designated as Series C Preferred Shares and the 3,000,000 shares designated as Series D Preferred, the Company is authorized to issue an additional 15,265,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At June 30, 2022 and December 31, 2021, there were no other shares of Preferred Stock outstanding.

The shares of each series of Preferred Stock may vary from the shares of any other series thereof in any or all of the foregoing respects and in any other manner. The Board of Directors may increase the number of shares of Preferred Stock designated for any existing series by a resolution adding to such series authorized and unissued shares of Preferred Stock not designated for any other series. Unless otherwise provided in a particular Preferred Stock designation, the Board of Directors may decrease the number of shares of Preferred Stock designated for any existing series by a resolution subtracting from such series authorized and unissued shares of Preferred Stock designated for such existing series, and the shares so subtracted shall become authorized, unissued and undesignated shares of Preferred Stock.

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At June 30, 2022 and December 31, 2021, there were 20,746,654 and 18,091,293 shares outstanding, respectively. No dividends were paid for the periods ended June 30, 2022 and 2021, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San José de Gracia Pilot Production Plant and received $784,500 for these rights. The “Preferred Rights” are reflected in stockholders’ equity. As of June 30, 2022, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of June 30, 2022 and December 31, 2021, respectively.

Stock Issuances

On June 28, 2022, the Company issued 2,655,361 shares of common stock upon the exercise of a warrant to purchase 2,655,361 shares, by one warrant holder for $2.04 a share.

On October 18, 2021, the Company issued 368,468 shares of common stock upon the exercise of warrants to purchase 368,468 shares, by five warrant holders for $.01 a share.

Treasury Stock

During the six months ended June 30, 2022 no shares of common stock held in treasury (treasury stock) were issued.

During the year ending December 31, 2021, 504,300 treasury shares were issued, in consideration of services provided to the Company.

Outstanding treasury shares total 12,180 and 12,180 at June 30, 2022 and December 31, 2021, respectively.

Warrants

2022 activity

At June 30, 2022, the Company had outstanding warrants to purchase 892,165 shares of common stock.  On June 28, 2022 one warrant holder exercised a warrant to purchase a total of 2,655,361 shares of common stock for $2.04 a share.

2021 activity

At December 31, 2021, the Company had outstanding warrants to purchase 3,060,998 shares of common stock. On October 18, 2021, five warrant holders exercised warrants to purchase 368,468 shares of common stock for $0.01 a share.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2020	3,429,466	$1.30	4.40	-
Granted	-	$-	-	-
Exercised	368,468	$0.01	-	-
Forfeited	-	$-	-	-
Balance at December 31, 2021	3,060,998	$1.46	2.79	-
Granted	-	$-	-	-
Exercised	2,166,775	$2.04	-	-
Forfeited	2,058	$2.04	-	-
Balance at June 30, 2022	892,165	$0.01	7.88	-
Exercisable at June 30, 2022	892,165	$0.01	7.88	-

NOTE 8 - RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $87,500 and $33,750 to Dynacap Group, Ltd. (an entity controlled by the CEO of the Company) for consulting and other fees during the periods ended June 30, 2022, and 2021, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Concession Taxes

The Company is required to pay taxes in México in order to maintain mining concessions owned by DynaMéxico. Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held. The minimum expenditures are calculated based upon the land area, as well as the age of the concessions. Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions and are adjusted annually for inflation. Based on Management’s recent business activities and current and forward plans and considering expenditures on mining concessions since 2002-2017 and continuing expenditures in current and forward activities, the Company does not anticipate that DynaMéxico will have any difficulties meeting the minimum annual expenditures for the concessions ($388 - $2,400 Mexican Pesos per hectare). DynaMéxico retains sufficient carry- forward amounts to cover over 10 years of the minimum annual expenditure (as calculated at the 2017 minimum, adjusted for annual inflation of 4%).

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Actof México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20-year Land Lease Agreement with the Santa Maria Ejido Community, the owners of the surface rights. The Land Lease Agreement was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras, in the amount of $1,359,443 pesos adjusted for inflation based on the Mexico minimum wage increase. Rent was $3,015,112 Pesos (approx. $149,000 USD) for the year ended December 31, 2021. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities.

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

The Company determines if a contract is or contains a lease at inception. As of June 30, 2022, the Company has two operating leases: a six and one-half year lease for office space with a remaining term of seven months, and a twenty-year ground lease in association with its México mining operations with a remaining term of thirteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company’s interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Period Ended
June 30, 2022
Operating Lease - Office Lease	$43,645
Operating Lease - Ground Lease	45,567
Short Term Lease Costs	7,544
Variable Lease Costs	-
TOTAL	$96,756

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) - Operating Leases	10.12
Weighted Average Discount Rate - Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending June 30:

YEAR
2022	$143,156
2023	94,074
2024	96,896
2025	99,803
2026	102,797
Thereafter	684,885
Total	$1,221,611
Less Imputed Interest	(591,453)
OPERATING LEASE PAYABLE	$630,158

NOTE 10 - DERIVATIVE LIABILITIES

Series C Preferred Stock

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2022	2021
Annual volatility rate	0%	147%
Risk free rate	2.92%	0.73%
Remaining Term	0.00 years	0.50 years
Fair Value of common stock	$1.95	$1.75

For the six and twelve months ended June 30, 2022 and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the six and twelve months ended June 30, 2022 and December 31, 2021.

Period Ended	2022	2021
Fair value of derivative (stock), beginning of period	$1,019,431	$601,313
Change in fair value of derivative	(1,019,431)	418,118
Fair value of derivative on the date of issuance	-	-
Fair value of derivative (stock), end of period	$-	$1,019,431

2015 Warrant

As discussed in Note 7, the Company analyzed the embedded conversion features of the Series C Preferred Stock and determined that the 2015 Warrant (acquired at the same time as the Series C Preferred Stock) qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the 2015 Warrant based on the assumptions below:

	2022	2021
Annual volatility rate	0%	147%
Risk free rate	2.92%	0.73%
Remaining Term	0.00 years	0.50 years
Fair Value of common stock	$1.95	$1.75

For the six and twelve months ended June 30, 2022, and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended June 30, 2022, and December 31, 2021.

Period Ended	2022	2021
Fair value of derivative (warrant), beginning of period	$1,320,380	$817,613
Change in fair value of derivative	(1,320,380)	502,767
Fair value of derivative on the date of issuance	-	-
Fair value of derivative (warrant), end of period	$-	$1,320,380

Warrants issued with the Notes convertible into Series D Preferred

As discussed in Note 7, the Company analyzed the conversion features of the promissory notes convertible into Series D Preferred and determined that the Warrants issued with such notes qualified as a derivative liability. The fair value was required to be allocated among the notes, the notes’ conversion features, and the warrants, and then remeasured at each reporting date. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants issued with the notes convertible into Series D Preferred based on the assumptions below:

	2022	2021
Annual volatility rate	121%	147%
Risk free rate	2.92%	0.73%
Remaining Term	7.88 years	8.37 years
Fair Value of common stock	$1.95	$1.75

For the six and twelve months ended June 30, 2022 and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the six and twelve months ended June 30, 2022 and December 31, 2021.

Period Ended	2022	2021
Fair value of derivative (warrants), beginning of period	$1,559,103	$952,634
Fair value of derivative on the date of issuance	-	-
Exercise of warrants	-	(659,558)
Change in fair value of derivative	176,530	1,266,027
Fair value of derivative (warrants), end of period	$1,735,633	$1,559,103

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1 Inputs - Quoted prices for identical instruments in active markets.

Level 2 Inputs - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs - Instruments with primarily unobservable value drivers.

As of June 30, 2022, and December 31, 2021, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 10.

		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at June 30, 2022 Using:
Liabilities:
Derivative Liabilities	$1,735,633	$-	$-	$1,735,633
Totals	$1,735,633	$-	$-	$1,735,633
Fair Value Measurement at December 31, 2021
Liabilities:
Derivative Liabilities	$3,898,914	$-	$-	$3,898,914
Totals	$3,898,914	$-	$-	$3,898,914

NOTE 12 - REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the six months ended June 30, 2022, and 2021, one and three customers accounted for 100% of revenue, respectively.

At June 30, 2022 and December 31, 2021, one and one customer accounted for 100% of accounts receivable, respectively.

NOTE 13 - NOTES PAYABLE

In June 2018, the Company entered into financing agreements for the unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2017 and the period ending June 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% payment of $347,826 and financed the balance over 36 months at 21.84%.

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda (Mexican federal tax authority) for a reduction in the liability which is pro-rata to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes (to finance unpaid mining concession taxes) at unpaid principal amount and accrues interest on a monthly basis. At June 30, 2022, $1,281,760 of accrued interest on the notes was included in accrued liabilities on the consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the six and twelve months ended June 30, 2022 and December 31, 2021:

Balance December 31, 2020	$2,081,435
Exchange Rate Adjustment	(57,504)
2021 Principal Payments	(61,406)
Balance December 31, 2021	1,962,525
Exchange Rate Adjustment	39,643
2022 Principal Payments	(59,015)
Balance June 30, 2022	$1,943,153

NOTE 14 - REVOLVING CREDIT LINE FACILITY

On February 4, 2021, the Company (through DynaMineras) entered into a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL”), with a commercial buyer. Under the terms of the RCL:

•	The Company will deliver 100% of its produced concentrates to the buyer and provider of the RCL, through December 31, 2022; unless extended by the Company;
•	An initial RCL was established by buyer in the amount of $3.75M USD;
•	On May 1, 2021, the RCL increased to an amount equal to 80% of the prior 3 months’ revenue;
•	Each successive month, the RCL shall be adjusted according to the Company’s prior 3 months’ revenue;
•	The RCL shall never be less than $3.75M USD;
•	The RCL will be interest free for 45 days;
•	The RCL is to be repaid through deliveries of concentrates or cash within 120 days;

The RCL is included under Customer Advances on the unaudited consolidated balance sheet.

Deposits under Revolving Credit Line Facility

Under the terms of the RCL, DynaMineras received the following advances from the buyer:

(1)	$2.5M advance on February 4, 2021. Settled on March 26, 2021
(2)	$3.75M advance on March 30, 2021. Settled on May 12, 2021
(3)	$3.75M advance on May 12, 2021. Settled on June 16, 2021
(4)	$6.75M advance on June 18, 2021. Settled on August 5, 2021
(5)	$8.25M advance on August 9, 2021. Settled on September 27, 2021
(6)	$8.25M advance on September 29, 2021. Settled on November 17, 2021
(7)	$8.25M advance on November 19, 2021. Settled on December 20, 2021
(8)	$9.25M advance on December 30, 2021. Settled on February 25, 2022
(9)	$8.175M advance on February 25, 2022. Settled on March 30, 2022
(10)	$7.875M advance on March 30, 2022. Settled on May 13, 2022
(11)	$8.875M advance on May 19, 2022. Settled on June 27, 2022
(12)	$8.75M advance on June 28, 2022

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated events commencing June 30, 2022 and through the date the financial statements were issued, and determined the following items required disclosure:

On July 1, 2022, the Company paid in full the Series I and Series II Convertible Notes Payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company

The Company is a minerals investment, management, and exploration company, and currently conducting test mining and pilot milling operations through an operating subsidiary in México, with specific focus on precious and base metals in México.

We currently conduct operations in México through our operating subsidiaries. We currently own 80% of the outstanding shares of DynaResource de México, S.A. de C.V. (“DynaMéxico”), and DynaMéxico currently holds 20% of its outstanding shares recovered from Goldgroup Resources Inc. DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the San José de Gracia Property, in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracia Project, under contract with DynaMéxico. DynaOperaciones is the exclusive management company for registered employees.

Project Improvements, Expansion and Increased Output (2017 To Present)

The Company continues its business plan of operations at San José de Gracia, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces. Since January 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per 24-hour operating day, to a current 300 tons per 24-hour operating day, and during second quarter 2022 the Company expects to achieve production output of 500 tons per 24-hour operating day. (Note the Summary of Test Mining and Pilot Mill Operations for 2018 to 2022 below).

Since January 2017, the Company has expended over 23 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion:	$5,498,000
Tailings Pond Expansion	265,000
Machinery and Equipment	1,963,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion - Tres Amigos	1,599,000
Exploration Drilling	1,257,000
SIG Mining Concessions	1,542,000
Surface Rights and Permitting	791,000
Debt Retirement	2,985,000
Legal Fees	3,894,000
Total	$23,729,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The result of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of $18.5 million USD which is available to offset future taxable earnings.

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

Summary of Test Mining and Pilot Mill Operations for the six months ended June 30, 2022 and 2021:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
Six Months Ended June 30, 2022	61,166	9.35	81.27%	14,943	12,004
Six Months Ended June 30, 2021	41,376	8.98	86.74%	10,320	9,437

(1)	Gold concentrate sold during the quarter is not equal to gold concentrate recovered during the quarter due to timing of shipments & buyers discount.

Test pilot operations in Q1 2022 yielded 27,511 tons mined and processed through mill operations (306 tons per day) ; and the recovery of 7,110 gross Oz Au resulting in sales of 6,000 gross Au Oz contained in gold-silver concentrates, and the receipt of $10,492,503 in revenues net of buyer’s price discount, refining and treatment costs.

Test pilot operations in Q2 2022 yielded 33,655 tons mined and processed through mill operations (370 tons per day) ; and the recovery of 7,834 gross Oz Au resulting in sales of 6,004 gross Au Oz contained in gold-silver concentrates, and the receipt of $10,098,010 in revenues net of buyer’s price discount, refining and treatment costs.

Additional Test Mining and Mill Operations Disclosure

DynaMineras expects to continue its test underground mining activity and pilot milling operations in the third quarter 2022, and projects an increased output of 500 tons per 24-hour operating day from the mine and mill during the quarter.

Results for the three and six months ended June 30, 2022 and 2021

REVENUE. The Company processed 61,166 tons (306 per day) during the first six months of 2022 compared to 17,342 tons (194 per day) in 2021. Additionally, the ore process was a higher grade of 9.35 Oz Au per ton compared to 8.98 Oz Au per ton in 2021, resulting in an increase of ounces recovered from 10,320 in 2021 to 14,943 in [the first six months of] 2022. This resulted in an increase in gross ounces sold from 9,437 in 2021 to 12,004 in 2022, increasing revenues from $15,439,025 to $20,590,513 for the six months ended June 30, 2021 and 2022, respectively.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the six months ended June 30, 2022 and June 30, 2021 were $1,912,730 and $1,160,151, respectively.   Production cost for the three months ended June 30, 2022, and 2021 were $1,147,215 and $778,885, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. The increase is consistent with the increase in tonnage process and ounces recovered.

MINE PRODUCTION COSTS. Mine production costs for the six months ended June 30, 2022, and 2021 were $2,839,255 and $2,249,402, respectively and $1,611,371 and $1,442,932 for the three months ended June 30, 2022 and 2021, respectively. These costs were directly related to the extraction of mine tonnage to be processed at the mill. The increase is consistent with the increase in tonnage mined. Cost per ton of ore mined was $44 a ton both years.  Mine production costs as a percentage of revenue dropped from 14.6% to 13.7%.

MINE EXPLORATION COSTS. Mine exploration costs for the six months ended June 30, 2022, and 2021 were $2,456,968 and $2,285,989, respectively and $1,578,780 and $1,273,241 for the three months ended June 30, 2022 and 2021, respectively.  These were the costs of extracting waste material to reach the materials to be extracted for processing. The Company allocates total mining costs between production and waste based on tonnage on a monthly basis. Mine exploration costs as a percentage of revenue dropped from 14.8% to 12.0%.  The decrease in cost is a result of the decrease in waste tonnage as a percentage of total tonnage mined from 52.2% to 45.8%

FACILITIES EXPANSION COSTS: Facilities expansion costs for the six months ended June 30, 2022, and 2021 were $2,971,407 and 0, respectively. The major expense was the installation of two new Ball Mill which upon completion will increase processing capacity to 700 tons a day. The Company expects the expansion to be complete by July.  These are cost which would normally be capitalized under U.S Gaap but are expensed under Reg. S-K, Item 1300 because of the Company is an exploration stage issuer lacking proven and probable reserves.

EXPLORATION DRILLING. During the 1st quarter of 2022 the Company begin an exploration drilling program for the purposes of updating the Company’s 43-101 Mineral Resource Estimate.  Total cost of the exploratory drilling program in the first six months of 2022 was $1,222,190 including $734,575 in the 2nd quarter.

TRANSPORTATION. Transportation costs for the six months ended June 30, 2022, and 2021 were $1,110,214 and $593,698, respectively.  Transportation cost for the three months ended June 30, 2022 and 2021 were $719,574 and $355,134, respectively.  These were the costs of transporting the product to the customer for treatment and sale. The increase in reflective of the increase in fuel and transportation costs.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the six months June 30, 2022 and 2021 were $2,236,028 and $1,258,722, respectively and $1,410,825 and $723,527 for the three months ended June 30, 2022 and 2021, respectively.   These were the support costs of the mining facilities including housing, food, security and warehouse operations.   The increases were the result of the Company’s increase in mining operations

PROPERTY HOLDING COSTS. Property holding costs for the six months ended June 30, 2022, and 2021 were $72,781 and $79,650, respectively. These costs were concessions taxes, leases on land and other direct costs of maintaining the property. These cost are relatively consistent from year to year regardless of the level of mining activity.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2022, and 2021 were $2,144,097 and $1,166,969, respectively. These were the costs of operating the Company not directly associated with the mine operations including management, accounting, and legal expenses. The increase was an increase legal fees associated ongoing legal discussed in the legal summary and an overall increase in administrative costs supporting the Companies increase in activity.

OTHER INCOME (EXPENSE). Other income (expense) for the six months ended June 30, 2022, and 2021 was 1,960,605 and $(1,890,365), respectively. Included in this category in 2022 was interest expense of $(241,505), change in derivative of $2,163,281, currency transaction gain (loss) of $37,790 and miscellaneous income of 1,039. Included in this category in 2021 was interest expense of $(730,419), change in derivative of $(185,116), currency transaction gain (loss) of $136,281 and a one-time arbitration award expense of $1,111,111. The decrease in the derivative liability was primarily due to maturity of two of the underlying securities and the Company’s common stock value remaining under the conversion terms. The decrease in interest expense was the result of a reduction in the Company’s debt.  For a more detailed explanation of the 2021 arbitration award see Legal Proceedings.

OTHER COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the six months ended June 30, 2022 and 2021 consisted of unrealized currency gains (losses) of $11,016 and $(371,407), respectively. The change is due to the variances in the peso exchange rates throughout the two periods.

Liquidity and Capital Resources

As of June 30, 2022, the Company had working capital of $12,378,739, comprised of current assets of $33,337,581 and current liabilities of $20,958,842. This represented an increase of $11,031,028 from the working capital of $1,347,711 maintained by the Company as of December 31, 2021. The primary reasons for the increase were funds generated from the Company’s operating profit and proceeds from the exercise of stock warrants.

Net cash provided by (used in) operations for the six months ended June 30, 2022 and 2021 was $(176,600) and $8,271,206, respectively. The decrease in the funds provided from operations was a result of the operating profits being applied to reduce payables and other debt.

Net cash provided by (used in) investing activities for the six months ended June 30, 2022 and 2021 was $0 and $0, respectively. Expenditures necessary for the expansion of mining operations totaled $2,971,407 and $0 in the six months ended June 30, 2022 and 2021, respectively, which would normally have been included in this category were expenses due to the company’s being an exploration stage issuer as defined in SEC Reg. S-K, Item 1300.

Net cash provided by (used in) financing activities for the six months ended June 30, 2022 and 2021 was $5,357,921 and $(36,460), respectively.  The 2021 usage represented principal payments on long-term debt.  The 2022 source of funds was proceeds from the exercise of stock warrants, offset by payments to reduce debt.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall 2015 at the rate of approximately 100 tons per 24-hour operating day from the mine and approximately the same output from the processing plant. Over the past five years, the Company has gradually increased its output to approximately 300 tons per 24-hour operating day from the mines and processing plant. In 2022 the Company anticipates completion of expansion to reach a capacity of 700 tons per 24-hour operating days from the processing plant.  The Company expects to operate at approximately 500 tons per day in the second half of 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant, who concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this Form 10-Q. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company has not made any change in its internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2022, Golden Post Rail, LLC exercised its warrant to acquire 2,655,361 shares of the Company’s common stock at a price of $2.04 per share, for a total exercise price of $5,416,936. The warrant was granted on May 6, 2015 with an original maturity date of June 30, 2020, and the period of exercise was extended for two years in 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

DynaResource, Inc.

Date: July 29, 2022	By:	/s/ K.W. (“K.D.”) Diepholz
K.W. (“KD”) Diepholz,
Chairman / CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

/s/ K.D. Diepholz	/s/ Rene LF Mladosich
K. D. Diepholz, Chairman	Rene LF Mladosich

/s/ Dr. Jose Vargas Lugo	/s/ Dale G. Petrini
Dr. Jose Vargas Lugo	Dale G. Petrini

/s/ John C. Wasserman	/s/ Phillip Rose
John C. Wasserman	Phillip Rose

July 28, 2022
Dated

