Form 10-K/A
period 2021-12-31
DYNARESOURCE INC
filed 2022-08-23
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2021, was $21,736,306based on the closing price of $1.75 per share as reported on the OTCQB.  For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 20,746,654 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (August 15, 2022).

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference.

None.

Explanatory Note

DynaResource, Inc. (the “Company,” “DYNA,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2022, to provide the information required by Item 1304(b) of Regulation S-K regarding disclosures for mining properties to be included in the Form 10-K. This information was previously omitted from the Form 10-K. We are filing this Amendment No. 1 to include this information in our Form 10-K as well as to remove all references and related language to SEC Industry Guide 7.

This Amendment No. 1 amends and restates in their entirety the section titled San Jose de Gracia - Property Description.

In order to remove any reference to SEC Industry Guide 7, the Company, in Note 1 to the Financial Statements, removed the paragraphs titled Proven and Probable Reserves (No Known Reserves) and Technical Report and Resource Estimate According to Canadian National Instrument 43-101 (2012)and replaced them with:

Exploration Stage.

According to Section 1300 of Regulation S-K, the Registrant is an exploration stage company with an exploration stage property since it does not have an opinion from a qualified person that the project can be economically viable.

Additionally, in Note 1 to the Financial Statements under the section Property and Equipment, we removed a reference to certain requirements under SEC Industry Guide 7.

This Amendment No. 1,does not reflect subsequent events occurring after the original filing date of the Form 10-K or, with the exception of the changes noted above, does not modify or update in any way the financial statements, consents or any other items disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

The following changes have been included in this amendment:

Introductory Page	Amended to remove the section titled Cautionary Note to United States Investors as it related to the difference between SEC Industry Guide 7 and Canadian National Instrument 43-101(2012).
Part I, Item 1	BUSINESS – Amended to remove reference to SEC Industry Guide 7 and add disclosure that the Company is an Exploration Stage company in accordance with Section 1300 of Regulation S-K.
Part I, Item 2	PROPERTIES – amended to reflect the status of the Registrant being in the exploration stage and the registrant has started extraction without determining mineral reserves.
Part I, Item 2	PROPERTIES - SAN JOSE DE GRACIA – PROPERTY DESCRIPTION – amended and replaced in its entirety to provide complete individual property disclosure as required by Item 1304(b) of Regulation S-K
Part II, Item 7

MANAGEMENT’S DISCUSSION and ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATION -amended to remove the section titled Cautionary Note to United States Investors as it related to the difference between SEC Industry Guide 7 and Canadian National Instrument 43-101 (2012).

Part II, Item 7

MANAGEMENT’S DISCUSSION and ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -amended to reflect the status of our property being in the exploration stage and the registrant has started extraction without determining mineral reserves.

Part II, Item 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - amended NOTE 16 SUBSEQUENT EVENTS to update through the date of this 10-K/A.
Part IV, Item 15	Exhibits

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

Exploration Stage

The Company is an exploration stage company as defined in Section 1300 of Regulation S-K.

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

N/A

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

We classify our mineral property as an as an exploration property and our Company as being in the exploration stage. The Registrant is an exploration stage company and the registrant has started extraction without determining mineral reserves.

SAN JOSE DE GRACIA  -  PROPERTY DESCRIPTION

Location

The San Jose de Gracia mining project (“SJG Project”) is located on map sheet G13-A81 in the Culiacan mining district of Sinaloa State, Mexico, at Latitude 26 ̊ , 9’ N, Longitude 107 ̊, 53’ W, approximately 120 kilometers east northeast of the coastal city of Los Mochis. The property on which the SJG Project resides, straddles the border separating the Mexican States of Sinaloa and Chihuahua. The SJG Project is located in the south-western portion of the property, and is located entirely within the State of Sinaloa (see Figure 1).

The property is without known reserves. The Company is an exploration stage company and the Company has started extraction without determining mineral reserves.

Figure 1. San Jose de Gracia, Location Map

DynaResource de Mexico S.A. de C.V. (“DynaMexico”), the Company’s 100% owned subsidiary, owns the San Jose de Gracia mineral concessions, which are comprised of 33 distinct concessions covering an aggregate of approximately 9,920 hectares. The concessions are held 100% by DynaMexico with no royalty or other interests clouding them.

By way of further reference, the property on which the SJG Project resides is located in and around the village of San Jose de Gracia, approximately 100 km northeast of Guamuchil, on the west side of Mexico. The village of San Jose de Gracia has a small airstrip and can be accessed by a small airplane, or alternatively, by a dirt mountain road. There are roads providing access to the property on which the SJG Project resides.   These roads are accessible throughout the year, with the possible exception of June and July when the rainy season sometimes causes flooding and runoff to make the roads too muddy to navigate.

Local Resources and Infrastructure

Accommodations

The Village of San Jose de Gracia maintains few stores which offer only minimal goods. The camp site area maintains facilities of twelve rooms with additional lodging available in the town which can accommodate a total of about 225  persons.

Power

A power line to the San José de Gracia Project has been installed by the Comisión Federal de Electricidad, the only authorized power producer in Mexico. The power line was installed in March 2012 from the La Estancia area of the municipality of Sinaloa de Leyva, a distance of approximately 75 kilometers.

The power line is currently 220 volts maximum capacity, which supports domestic use only, including the office and camp facilities at SJG, such as water pump, air conditioning, refrigeration, lights, internet, and fans, as well as local residential use. The SJG Project can produces its own diesel-generated power as a backup to the power grid.

Offices – Camp Facilities

DynaMexico maintains an administrative and logistics office in Guamuchil. The SJG Project sources many of its supplies from Guamuchil, from Los Mochis and from Culiacan. There is a satellite dish installed at the SJG Property, providing communications from the SJG Property to Guamuchil. At the SJG Project, DynaMexico maintains a camp staff, including geologists, field helpers, consultants, security, cooks and cleaners. Most of these employees come from outside of the local community.

Mining Concessions

The San José de Gracia Property consists of 33 contiguous mining concessions and covers an area of approximately 9,920 hectares (24,513 acres) as illustrated in Figure 2.

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

Title to 32 of the 33 mining concessions is registered in the sole name of DynaMexico,   The one exception is the San Miguel concession.  For the San Miguel concession, DynaMexico has entered into transfer agreements with the registered owners of 50% of the concession title, and DynaMexico has also entered into promise to sell and purchase agreements with registered owners of the balance of the concession title. Under Mexican law, such agreements require the consent or relinquishment of first rights of refusal from the registered owners of 100% of the concession title, in order to have legal effect and be eligible for registration before the Mines Recorders’Office.

Under amendments to the Mining Act of Mexico that came into effect in December 2006, the classifications of Mining Exploration Concessions and Mining Exploitation Concessions were replaced by a single classification of Mining Concessions valid for a renewable term of 50 years, commencing from the initial issuance date. To be converted into Mining Concessions at the time these amendments came into effect, former mining exploration and mining exploitation concessions had to be in good standing at the time of conversion.

All of the SJG concessions were in good standing and consequently were converted to 50-year Mining Concessions in December 2006, at the time the amendments to the Mining Act came into effect.

To renew the 50-year term, Mining Concessions must be in good standing at the time an application for renewal is filed, and an application for renewal must be filed within 5 years prior to expiration of the term.

To maintain Mining Concessions in good standing, the registered owner must (a) pay bi-annual mining duties in advance, by January 31 and July 31 each year, (b) file assessment work reports by May 30 each year, for the preceding year (some exceptions apply), and (c) by January 31 each year, file  statistical reports on exploration / exploitation work conducted for the preceding year.

Notice of Commencement of Production Activities and Annual Production Reports must be filed annually by January 31 each year for those concessions where mineral ore extraction is taking place. As a general provision, registered owners of Mining Concessions must follow environmental and labor laws and regulations in order to maintain their Mining Concessions in good standing.

Figure 2 – Claim location map

Surface Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), the Company maintains access and surface rights for the SJG Project pursuant to a 20-year Land Lease Agreement. This lease agreement with the Santa Maria Ejido Community (the owners of the surface rights) is dated January 6, 2014 and continues through 2033. The lease agreement covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments of $1,359,443 Pesos (adjusted for inflation). The 2021 payment was $3,015,112 pesos (approx. $149,000 USD). Additionally, under the lease agreement, the Company met its obligation to construct a Medical Facility at SJG in year 2017.

The lease agreement provides the Company with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining, pilot production and exploration activities.

Water Concession

The Company has secured the Water Rights Concession for the area surrounding SJG. The Director of Water Administration of the National Water Commission of México (CONAGUA) formally certified in writing the rights of DynaMéxico to legally “use”, exploit and extract 1,000,000 cubic meters of water per year from the DynaMéxico extraction infrastructure located within the perimeter of the mining concessions. CONAGUA determined that the DynaMéxico water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMéxico will be subject to applicable levies imposed by the Mexican tax authorities in accordance with current Mexican tax laws. The water concession provides sufficient water for current operations, and for the anticipated future needs of the project.

Royalties, Encumbrances and Environmental Liabilities

The SJG Property is not subject to any royalties, encumbrances or environmental liabilities.

Required Permits for Exploration, Drilling and Mining

In respect of permit requirements for mineral exploration and mining in Mexico, the most relevant applicable laws, regulations and official technical norms are the Federal Mining Act (plus its regulations), the Federal Environmental Protection and Ecological Equilibrium Act (plus its regulations), the Federal Sustainable Forestry Development Act (plus its regulations), the Federal Explosives and Firearms Act, the National Waters Act and the Mexican Official Norm 120.

To carry out mineral exploration activities, holders of mining concessions in Mexico are required to file at the offices of the Federal Secretariat of the Environment and Natural Resources (“SEMARNAT”) a “Notice of Commencement of Exploration Activities” or “Preventive Exploration Notice” in accordance with the guidelines of the Mexican Official Norm 120 (“NOM-120”).

If contemplated mineral exploration activities fall outside of the guidelines of the NOM-120 (e.g. exploration activities on rain forest areas), a “Change of Soil Use Permit Application” (“CSUP”) is required to be filed at SEMARNAT under the guidelines of the Federal Sustainable Forestry Development Act and its Regulations. To meet the requirements for issuance of a change of soil use permit, the applicant must file (together with the CSUP) a Technical Study (“Technical Justification Study”) to justify the change of soil use from forestry to mining, in order to demonstrate that biodiversity will not be compromised and that there will be no soil erosion or water quality deterioration on completion of the mineral exploration activities.

To carry out mining activities in Mexico, holders of mining concessions are required to file an “Environmental Impact Assessment Study” under the guidelines of the Federal Environmental Protection and Ecological Equilibrium Act and its Regulations, in order to evaluate the environmental impact of the contemplated mining activities.

If the use of explosives materials is required for execution of mineral exploration or mining activities, an Application for General Permit for Use, Consumption and Storage of Explosive (“GPCSE”) is required to be filed at the offices of the Secretariat of National Defense (“SEDENA”) under the guidelines of the Federal Explosives and Firearms Act. Under the Federal Mining Act, holders of mining concessions in Mexico have the right to the use of the water coming from the mining works. Certification of water rights and/or issuance of water rights concessions are required from the National Water Commission (“CONAGUA”) under the guidelines of the National Waters Act.

Fees or bonding requirements necessary to explore or mine.

As a pre-requisite for issuance of a CSUP, Article 118 of the Federal Sustainable Forestry Development Act provides the posting of a bond to the Mexican Forestry Fund for remediation, restoration and reforestation of the areas impacted by the mineral exploration activities.

As a pre-requisite for approval of Preventive Exploration Notice and Environmental Impact Assessment Study, the Federal Environmental Protection and Ecological Equilibrium Act and its Regulations require the posting of a bond to guarantee remediation and rehabilitation of the areas impacted by the mining activities.

Government agencies responsible for any applicable permits.

SEMARNAT is the office of the Federal Government of Mexico responsible for the review and issuance of a CSUP, the review of a Technical Justification Study and the filing of NOM-120. The Federal Attorney’s Office for the protection of the Environment  is the enforcement branch of SEMARNAT responsible for the monitoring and enforcement of environmental laws and regulations. SEDENA is the office responsible for issuance of a GPCSE. CONAGUA is the office responsible for certification of water rights and issuance of water rights concessions.

Time frame to obtain any permit or approval to explore or mine.

NOM-120 is a notice to SEMARNAT only and has no processing time. Processing time for review and approval of a CSUP Application and Technical Justification Study varies depending on workload of SEMARNAT regional office where application is filed, but a processing time of Four (4) months is typical.

Processing time for review and approval of a Environmental Impact Assessment Study varies depending on workload of SEMARNAT regional office where application is filed, but a processing time of Six (6) months is typical. Processing time for issuance of a GPCSE by SEDENA is approximately 6 months. Processing time for issuance of a Water Rights Concession by CONAGUA is approximately 6 months.

DynaMexico Permits and Bonding Requirements.

Exploration Permit: On June 28, 2010, DynaMexico filed an Preventive Exploration Notice (Preventive Exploration Notice) at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the SJG Project. On July 21, 2010, SEMARNAT approved, for a term of 36 months, the execution of the mineral exploration activities at SJG set out in the Preventive Exploration Notice, as it determined that such activities fall within the framework of the NOM-120, subject to the following conditions: (a) filing and approval by SEMARNAT of a CSUP with respect to SJG (see below), and (b) posting of a bond in the amount of $134,487 Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities.

Change of Soil Use Permit

On August 9, 2010, DynaMexico filed at the offices of SEMARNAT a CSUP Application and Technical Justification Study to carry out certain mineral exploration activities set out in the Preventive Exploration Notice approved by SEMARNAT on July 21, 2010 (see above) at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of SJG). On December 20, 2010, SEMARNAT approved the CSUP Application filed by DynaMexico with respect to SJG and authorized DynaMexico the execution of mineral exploration activities on 5.463 hectares of SJG for a term of 36 months, and it is continually renewed as required.

Water Rights Certification

On March 8, 2012 the Director of Water Administration of CONAGUA certified in writing the rights of DynaMexico to use, exploit and extract 1,000,000 m3 of water per year from the company’s extraction infrastructure located in SJG. CONAGUA determined that DynaMexico’s water rights are not subject to any other water rights concession or any other water extraction restriction.

Bonding Requirements

Under the CSUP issued to DynaMexico on December 20, 2010, SEMARNAT imposed upon DynaMexico the obligation to post a bond in the amount of $116,911 Pesos for reforestation and remediation measures in SJG.   The Bond was timely posted by DynaMexico.

Under Preventive Exploration Notice (Preventive Exploration Notice) approved by SEMARNAT on July 21, 2010, SEMARNAT imposed upon DynaMexico the obligation to post a bond in the amount of $134,487 Pesos, to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities. The Bond was timely posted by DynaMexico.

DynaMexico has sought and obtained all required environmental permits, temporary land occupation rights and consent letters from the regulatory agencies, local municipalities and the State of Sinaloa, in order to conduct its mining, production, exploration and drilling activities on the four main deposit areas at SJG. DynaMexico will be required to obtain further permits in order to conduct drilling in these four areas and the other areas, and in order to carry out future mining, milling, and production activities, and will timely obtain such permits, as and when required.

HISTORY OF SAN JOSE DE GRACIA

Production at San José de Gracia dates from the 1800’s and totals approximately one million ounces of gold mined from high-grade quartz veins.  Large-scale mining in the camp began in 1870 and ended in 1910 with the onset of the Mexican Revolution.  The majority of the production came from the Anglo, Rosario and La Cruz Mines on the Purisima Ridge trend, and from the La Prieta Mine on the La Prieta trend (reference Fig. 2).  The remainder of the production was derived from as many as 60 smaller mines throughout the 12 square kilometer area, including the Palos Chinos, San Pablo, Tres Amigos, La Ceceña, Los Hilos, Santa Rosa, Veta Tierra, La Union, Santa Eduwiges, Mochemara and La Parilla Mines.

                Table 3 – Historic gold production – San Jose de Gracia – pre 1970’s

Area	Gold Production (oz)	Gold Grade (g/t)	Mined Width (m)
Purisma Ridge Trend (includes the Anglo, Rosario, Jesus Maria and Laz Cruz Mines)	471,000	67.0	Unknown
La Prieta Trend (La Prieta Mine)	215,000	28.0	1.5 – 3 m
Other areas	300,000	Unknown	Unknown

It was not until the 1970’s when mining could resume at San José de Gracia, when the first road to SJG was opened, allowing Compaňia Rosarito to begin producing gold from the Palos Chinos, San Pablo, Tres Amigos and La Union mines.

Recent Ownership of the Property

By 1977 the underlying owners of the mining concessions and subsequent vendors to Minera Finisterre SA de CV. (“Finesterre”) succeeded in acquiring control of most of the district, and installed a 70 ton per day flotation concentrator. Finisterre subsequently acquired the property through option agreements with the underlying vendors and continued some exploration work, although most of its financial resources were expended in erecting a larger, 200 ton per day concentrator.

Golden Hemlock Explorations Ltd., a Canadian company, obtained an option to acquire majority control of Finisterre and commenced work on the property in 1997. The actual exploration and development work was performed for by Perforaciónes Quest de Mexico (“PQM”), which was under contract to Finesterre, and whose efforts consisted primarily of core drilling, trenching and mapping.  PQM completed a 63-hole, 6,000-meter core drilling program in 1997.

In 1998-1999, Pamicon Developments Ltd., a Canadian company, examined the results of the 1997 drilling program, including PQM’s technical work, in order to calculate possible mineral reserves, and to review the general status of the property. Results of this examination were presented in a report dated September 1999.

During the first half of 1999, DynaResource, Inc. and its agents arranged to collect samples for metallurgical testing.   In June of 2000, DynaResource formed its subsidiary DynaMexico, in order to acquire and consolidate ownership of the San Jose de Gracia Project. By December 2003, DynaMexico had completed the acquisition of and consolidation of 100% of the San Jose de Gracia Project from Golden Hemlock and Finisterre -- with the sole exception of the San Miguel mining concession.

Test Mining Operations

The property is without known reserves and the test mining program is exploratory in nature and the Company has started extraction without determining mineral reserves. All mines are underground and the ore is hard rock that needs to be crushed and ground before gold concentrate can be extracted.

The Company is an exploration stage company and has a test mining facility and produces precious metal concentrates for sale to third parties.

Summary of Test Mining and Pilot Mill Operations for 2018 to 2021:

Year	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Recovered (Au oz.)	Net Gold Concentrates Sold (Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566

Test pilot operations in 2021 yielded 97,088 Tons of material, mined and processed from underground test mining activity and pilot milling operations.  These test pilot operations also yielded approximately 26,728 gross ounces of gold, and net of dry weight adjustments at the buyer’s facilities, the approximately 22,566 ounces of gold.

Infrastructure Improvements, Expansion and Increased Output (2017 To 2021)

The Registrant is an exploration stage company and the registrant has started extraction without determining mineral reserves.

As part of the Company’s test mining operations, it continues to upgrade the camp facilities and the mill. Significant improvements have been made such that the condition of the equipment is new, relatively new or in good condition. The Company has three mills running which can process approximately 350 tons of mined material per day. Additionally, the Company has a new mill ordered which can process up to 500 tons per day. To support these mills, the Company has ordered or is installing additional crushing and grinding equipment.

The Company continues its exploration at San Jose de Gracía, in order to increase production of gold ounces. Since January 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per 24-hour operating day, to a current 300 tons per 24-hour operating day, and during second quarter 2022 the Company expects to achieve production output of 500 tons per 24-hour operating day.

Since January 2017, the Company has expended funds to improve the mine, the mill and the facilities in order to increase the production at San Jose de Gracia.as follows:

Mill Expansion	$3,542,000
Tailings Pond Expansion	265,000
Machinery and Equipment	1,556,000
Mining Camp Expansion	146,000
Total	$5,509,000

The Company is currently in the middle of exploration drilling to further define mineralization and in 2021 expended 522,000 for this drilling.

The Company is currently an exploration stage company and is reporting all costs of mine operations, improvements, and expansion as expenses in accordance with section 1300 of Regulation S-K and United States General Accepted Accounting Principal (GAAP) requirements, and therefore the above costs are not reflected as capitalized expenses (assets) on the Company’s balance sheet.

ACCESSIBILITY, CLIMATE, LOCAL RESOURCES, INFRASTRUCTURE AND PHYSIOGRAPHY

Topography, Physiography, and Vegetation

The topography of the San José de Gracia district is generally rugged with elevations varying from 400 meters in the valley bottoms to over 1600 meters in the higher Sierra. A network of small roads and tracks winds around areas nearer the old workings at San José de Gracia. Access to the remainder of the large property at the current stage of development is difficult without the use of horse or helicopter.

The SJG Project can be accessed by road, from either the City of Culiacan) or the City of Guamuchil. Either route goes through the small town of Sinaloa de Leyva, then from Sinaloa de Leyva by gravel mountainous road to the village of San José de Gracia (population 250), which covers approximately 90 kilometers and is roughly a five hour trip.

The SJG Project can also be accessed by air. A gravel airstrip is located adjacent to the San Jose de Gracia Village. The airstrip is suitable for light aircraft and charter flights of 45 minutes duration are available from the cities of Los Mochis or Culiacan. Much of the labor for the recent mining and production activities of DynaMexico was provided by the village residents. Although the village provided approximately 75 employees to DynaMexico, it currently has limited services.

Climate and Operating Season

The climate is semi-tropical with a rainy season dominating from late June / early July through September. For some activities on the SDJ project, operations may be suspended during the rainy season.

MINERAL PROCESSING AND METALLURGICAL TESTING

Bulk Sample, Hazen Process Development Metallurgical Report

Ore and existing mill tailings samples were collected under the supervision of Mr. Henderson prior to DynaMexico’s acquisition and consolidation of San Jose de Gracia. The ore samples consisted of a bulk (about 500 kg) of stockpiled ore from the lower adit of the Tres Amigos mine (intercept of the Tres Amigos and Orange Tree veins). In addition, approximately 100 kg of ore as a bulk sample was taken from the surface at the Gossan Cap area. Three additional ore samples (approximately 5-15 kg each) were assembled from splits of the cores from several of the 1997 drilling program core holes to develop samples representing different ore types for testing. These included: 1) composite drill cores from Palos Chinos, 2) massive sulphide from the Tres Amigos vein and 3) disseminated, non-sulphide mineralized zones at the bottom of several Tres Amigos core holes. The logic was that major exploratory test work to define a metallurgical process would be done on the bulk sample from the adit at Tres Amigos and the other samples would have limited testing done at the selected metallurgical process conditions to verify the performance of the selected metallurgical process circuit on other types of San José mineralization. Finally, several bulk samples (50-100 kg) of existing tailings from the Rosarito mill and the old Rosarito mill were collected and used to conduct flotation, gravity, and limited leachability test work on the tailings.” Samples were shipped to the laboratory of Carbonyx Carbon Technologies in Plano, Texas where in 2000 and 2001 two separate preliminary test programs were conducted, one for the tailings, and the other for a portion of the bulk Tres Amigos ore. He developed a concept for the metallurgical processing to produce both gravity and flotation concentrates (rougher and cleaner). The tests confirmed a metallurgical flow sheet to be utilized at San José to recover up to 90% of the feed gold into the concentrates. The above “in-house” testing established a preliminary flowsheet for a mill circuit for processing either primary ore or for reprocessing the existing tailings. Subsequently Hazen Research Laboratories of Golden, Colorado (“Hazen”) was engaged to provide independent verification of the in-house work, and carry out additional optimization test work. Lockwood Greene/ Mr. Henderson prepared and verified completion of the scope of work.

In summary, various interim reports and the final metallurgical report, the "Official Hazen Test Report, (“Hazen Report”)” provided results as follows:

(a) The initial gravity beneficiation/flotation test work on the Tres Amigos and Gossan Cap bulk ore samples were very encouraging with up to 80 % recovery of the feed gold into the gravity concentrates while maintaining a minimum concentrate grade of 100 g Au/t ;

(b) The existing tailings samples (feed grades of 3 -8 g Au/t) returned similar recovery results, but had to be cleaned to produce a final concentrate with > 100 g Au/t ;

(c) The overall gold recoveries into the gravity cleaner concentrate still were in excess of 50% of the total feed gold;

(d) Flotation tests on primary ore samples resulted in recoveries of 85 - 90 % of the feed gold into the rougher concentrates, however, recoveries after cleaning (to get > 100 g Au/t grade) dropped to the 65-75 % range; and

(e) A combination circuit of a gravity pre-concentration stage with flotation on the gravity tailings indicated the potential to recover > 90% of the feed gold into the gravity concentrate, the rougher flotation and the cleaner flotation concentrates while maintaining a 100 g Au/t grade in all of the concentrates.”

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

Exploration Stage

The Company is an exploration stage company and the registrant has started extraction without determining mineral reserves.

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

Armanino LLP Dallas, Texas

We have served as the Company's auditor since 2020.

March 24, 2022 except for Note 16, as to which the date is August 23, 2022

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

Exploration Stage

According to Section 1300 of Regulation S-K, the Registrant is an exploration stage company with an exploration stage property since it does not have an opinion from a qualified person that the project can be economically viable.

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

41

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

On May 14, 2020, the Company issued 1,260,633 warrants to purchase shares of common stock with an exercise price of $0.01 per share as kicker shares as part of the Series D note agreements. These warrants expire on May 14, 2030.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Party Transactions

Dynacap Group Ltd.

The Company paid $285,999 and $114,250 to Dynacap Group, Ltd. (“Dynacap”, an entity controlled by the CEO of the Company) for consulting and other services during the years ended December 31, 2021 and 2020, respectively.

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

London Court of International Arbitration

In 2020, Mercuria Energy Trading, S.A. (“Mercuria”) initiated an arbitration proceeding against Mineras de Dynaresource, S.A. de C.V. (“Mineras”), arising out of the earlier-terminated supply agreement between the parties.  In January 2022, The arbitration panel awarded Mercuria the sum of US$1,822,674, plus interest at 2% over the quarterly compounded USD 3-month LIBOR rate, from February 2020 forward.  In August 2022, the panel also assessed costs of the arbitration proceeding against Mineras, in the aggregate amount of £376,232.75.    DynaResource has accrued $1,000,000 for the arbitration award and related costs.

The Company notes the following:  since Mineras is a company of Mexican nationality, under Mexican law Mineras has the right to legally oppose the recognition and enforcement of the award to Mercuria, the assessment of any costs, and any supplemental award.

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

DynaResource, Inc.

Date: August 23, 2022	By:	/s/ K.W. (“K.D.”) Diepholz
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

August 23, 2022
Dated

