Form 10-Q
period 2022-09-30
DYNARESOURCE INC
filed 2022-11-02
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

As of September 30, 2022, there were 20,746,654 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022, AND DECEMBER 31, 2021

(Unaudited)

	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$16,488,686	$15,719,238
Accounts Receivable	942,734	577,118
Inventories	2,943,112	2,110,203
Foreign Tax Receivable	8,244,016	4,742,180
Other Current Assets	1,009,020	667,742
Total Current Assets	29,627,568	23,816,481

Mining Equipment and Fixtures (Net of Accumulated
Depreciation of $118,862 and $116,425)	292	2,729
Operating Lease	575,985	648,381
Mining Concessions	4,132,678	4,132,678
Other Assets	163,298	162,174

TOTAL ASSETS	$34,499,821	$28,762,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2,261,299	$1,275,679
Accrued Expenses	5,481,107	5,440,204
Customer Advances	7,375,000	9,250,000
Derivative Liabilities	1,905,078	3,898,914
Convertible Notes Payable - Series I & II	-	543,279
Installment Notes Payable	1,914,086	1,962,525
Current Portion of Operating Lease Payable	50,461	98,169
Total Current Liabilities	18,987,031	22,468,770

Operating Lease Payable, Less Current Portion	558,914	587,782

TOTAL LIABILITIES	19,545,945	23,056,552
TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares designated, issued and outstanding	4,337,480	4,337,480
Series D Senior Preferred Stock, $0.0001 par value, 3,000,000 shares designated, 760,000 shares issued and outstanding	1,520,000	1,520,000

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Series A, $0.0001 par value, 1,000 shares designated, issued and outstanding	1	1
Common Stock, $0.01 par value, 40,000,000 shares authorized, 20,746,654 and 18,091,293 issued and outstanding	207,467	180,913
Preferred Rights	40,000	40,000
Additional Paid In Capital	56,022,782	50,632,400
Treasury Stock, 12,180 shares	(34,773)	(34,773)
Accumulated Other Comprehensive Income	(421,708)	(247,665)
Accumulated Deficit	(46,717,373)	(50,722,465)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,096,396	(151,589)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$34,499,821	$28,762,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three Months Sept. 30, 2022	Three Months Sept. 30, 2021	Nine Months Sept. 30, 2022	Nine Months Sept. 30, 2021

REVENUES	$8,032,557	$10,467,058	$28,623,070	$25,906,083
COSTS AND EXPENSES OF MINING OPERATIONS
Production Costs Applicable to Sales	964,172	756,898	2,876,902	1,917,049
Mine Production Costs	1,946,981	1,135,938	4,786,236	3,385,340
Mine Exploration Costs	1,335,437	1,151,020	3,792,405	3,437,009
Facilities Expansion Costs	1,773,385	579,432	4,744,792	579,432
Exploration Drilling	770,892	-	1,993,082	-
Camp, Warehouse and Facilities	911,284	697,446	3,147,312	1,956,168
Transportation	572,772	374,974	1,682,986	968,672
Property Holding Costs	39,312	36,866	112,093	116,516
General and Administrative	1,033,820	1,085,187	3,177,917	2,252,156
Depreciation and Amortization	812	812	2,437	2,437
Total Operating Expenses	9,348,867	5,818,573	26,316,162	14,614,779

NET OPERATING INCOME (LOSS)	(1,316,310)	4,648,485	2,306,908	11,291,304

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	9,919	(258,006)	47,709	(121,725)
Interest Expense	(103,544)	(372,336)	(345,049)	(1,102,755)
Derivatives Mark-to-Market Gain (Loss)	(169,445)	(3,743,797)	1,993,836	(3,928,913)
Arbitration Award Expense	-	-	-	(1,111,111)
Other Income	649	581	1,688	581
Total Other Income (Expense)	(262,421)	(4,373,558)	1,698,184	(6,263,923)

NET INCOME (LOSS) BEFORE TAXES	(1,578,731)	274,927	4,005,092	5,027,381

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,578,731)	$274,927	$4,005,092	$5,027,381
DEEMED DIVIDEND FOR SERIES C AND SERIES D PREFERRED	$(58,574)	(43,374)	(175,724)	(130,124)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,637,305)	$231,553	$3,829,368	$4,897,257

EARNINGS (LOSS) PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC:

Basic Earnings (Loss) per Common Share	$(0.08)	$0.01	$0.20	$0.28
Diluted Earnings (Loss) per Common Share	$(0.08)	$0.01	$0.20	$0.28

Weighted Average Shares Outstanding, Basic	20,746,654	17,722,825	19,005,593	17,722,825
Weighted Average Shares Outstanding, Diluted	20,746,654	17,722,825	19,005,593	17,722,825

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign Currency Exchange Gains (Losses)	(185,059)	69,421	(174,043)	(301,986)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(185,059)	69,421	(174,043)	(301,986)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,763,790)	$344,348	$3,831,049	$4,725,395

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, AND 2021

(Unaudited)

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

THREE MONTHS ENDED SEPTEMBER 30, 2021
Balance, June 30, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$66,685	$(54,504,374)	$(5,287,613)

Treasury Stock Issued for Services							(11,634)	(20,967)	59,858			48,224

Other Comprehensive Income										69,421		69,421

Net Income (Loss)											274,927	274,927

Balance, September 30, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,395,699	495,513	$(1,414,628)	$136,106	$(54,229,447)	$(4,895,041)

THREE MONTHS ENDED SEPTEMBER 30, 2022
Balance, June 30, 2022	1,000	$1	20,746,654	$207,467	1	$40,000	$56,022,782	12,180	$(34,773)	$(236,649)	$(45,138,642)	$10,860,186

Other Comprehensive Income										(185,059)		(185,059)

Net Income (Loss)											(1,578,731)	(1,578,731)

Balance, September 30, 2022	1,000	$1	20,746,654	$207,467	1	$40,000	$56,022,782	12,180	$(34,773)	$(421,708)	$(46,717,373)	$9,096,396

NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance January 1, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$438,092	$(59,256,828)	$(9,668,660)

Treasury Stock Issued for Services							(11,634)	(20,967)	59,858			48,224

Other Comprehensive Income										(301,986)		(301,986)

Net Income (Loss)											5,027,381	5,027,381

Balance, September 30, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,395,699	495,513	$(1,414,628)	$136,106	$(54,229,447)	$(4,895,041)

NINE MONTHS ENDED SEPTEMBER 30, 2022
Balance January 1, 2022	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(247,665)	$(50,722,465)	$(151,589)

Stock Warrant Exercised			2,655,361	26,554			5,390,382					5,416,936

Other Comprehensive Income										(174,043)		(174,043)

Net Income (Loss)											4,005,092	4,005,092

Balance, September 30, 2022	1,000	$1	20,746,654	$207,467	1	$40,000	$56,022,782	12,180	$(34,773)	$(421,708)	$(46,717,373)	$9,096,396

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022, AND 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$4,005,092	$5,027,381
Adjustments to reconcile net income to cash provided by (used in) operating activities
Change in Derivatives	(1,993,836)	3,928,913
Depreciation and Amortization	2,437	2,437
Amortization of Loan Discount	-	411,935
Stock Issued for Services	-	48,224
Change in Operating Assets and Liabilities
Accounts Receivable	(365,616)	(125,252)
Inventories	(832,909)	(1,428,944)
Foreign Tax Receivable	(3,501,836)	(1,670,554)
Other Assets	(342,402)	(270,129)
Operating Lease Assets	72,396	64,301
Appeal Bond	-	1,111,111
Accounts Payable	985,620	(419,323)
Accrued Expenses	40,903	1,381,360
Customer Advances	(1,875,000)	6,750,000
Operating Lease Liabilities	(76,576)	(64,077)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,881,727)	14,747,383

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Warrants	5,416,936	-
Payments of Convertible Notes Payable	(543,279)	-
Payments of Notes Payable	(83,258)	(47,936)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,790,399	(47,936)

Effects of Foreign Currency Exchange	(139,224)	(371,173)

NET INCREASE IN CASH AND CASH EQUIVALENTS	769,448	14,328,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,719,238	1,504,016
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,488,686	15,832,290

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$62,729	$391,436
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2022 AND 2021

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de México S.A. de C.V., chartered in México (“DynaMéxico”). This Company was formed to acquire, invest in and develop resource properties in México. DynaMéxico owns a portfolio of mining concessions that currently includes its interests in the San José de Gracia Project (“SJG”) in northern Sinaloa State, México. The SJG District covers 9,920 hectares (24,513 acres) on the west side of the Sierra Madre mountain range. The Company currently owns 100% of the outstanding capital of DynaMéxico. A 20% minority interest in DynaMéxico was held by Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver BC (“Goldgroup”) until February 24, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2022, the Company had $15,595,559 of deposits in U.S. Banks in excess of the FDIC limit. Management does not believe that the Company is at risk of loss on cash.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of September 30, 2022, and December 31, 2021, respectively, no allowance has been deemed necessary.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered. Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVA are tracked and held as receivables until the funds are remitted. The total amounts of the IVA receivable as of September 30, 2022, and December 31, 2021 are $8,244,016 and $4,742,180, respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories are $2,943,112 and $2,110,203 as of September 30, 2022, and December 31, 2021, respectively.

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

As of September 30, 2022, the Company fits the definition of an exploration stage issuer which is defined as an issuer that has no material property with mineral reserves disclosed.

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

Mineral Property Interests

Mineral property interests include acquired interests in development and exploration stage properties, and are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San José de Gracia Property, capitalized costs and mineral property interests are amortized using the straight-line method once production begins. As of September 30, 2022, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San José de Gracia property, the basis of which are amortized on the unit of production method based on estimated recoverable resources. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property, or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets. As of September 30, 2022, and December 31, 2021, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries are as follows for the periods ended September 30, 2022, and December 31, 2021 (Mexican Pesos per one U.S. dollar):

	Sept. 30, 2022	Dec. 31, 2021
Exchange Rate at Period End Pesos	20.12	20.48

Relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended September 30, 2022, and September 30, 2021 (Mexican Pesos per one U.S. dollar):

	Sept. 30, 2022	Sept. 30, 2021
Weighted Average Exchange Rate for the Nine Months Ended Pesos	20.25	20.13

The Company recorded currency transaction gains (losses) of $47,709 and $(121,725) for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, there are $7,375,000 in customer deposit liabilities for payments received in advance, all of which are expected to be settled in 2022.

During the nine months ended September 30, 2022, and the year ended December 31, 2021, there was $9,250,000 and $1,500,000 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer due to order cancellation.

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

The Company had warrants outstanding at September 30, 2022 which upon exercise, would result in the issuance of 892,165 shares of common stock. The warrants are exercisable at $.01 per share.

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

	Nine Months Ended Sept. 30, 2022	Nine Months Ended Sept. 30, 2021
Net income (loss) attributable to common shareholders	$3,829,368	$4,897,257

Weighted average number of common shares outstanding, Basic	19,005,593	17,722,825

Diluted weighted average number of common shares outstanding	19,005,593	17,722,825

Basic earnings per share	$0.20	$0.28

Diluted earnings per share	$0.20	$0.28

As of September 30, 2022, 892,165 shares of potentially dilutive common stock related to outstanding stock warrants were excluded from the diluted earnings per share calculation because the ratio of expenses related to the shares to issuable shares exceeded the basic earnings per share and therefore their effect would be anti-dilutive.

At September 30, 2021, 2,168,833 shares of potentially dilutive common stock related to outstanding stock warrants and 224,103 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation because the exercise and conversion prices exceeded the average stock price and therefore their effect would be anti-dilutive. In addition, at September 30, 2021, 1,260,634 of potentially dilutive common stock related to outstanding warrants and 2,089,098 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation because the ratio of expenses related to the shares to issuable shares exceeded the basic earnings per share and therefore their effect would be anti-dilutive.

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

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or flotation feed material). Inventory balances of September 30, 2022, and December 31, 2021, respectively, were as follows:

	2022	2021
Mined Tonnage	$2,866,094	$2,042,633
Gold-Silver Concentrates	77,018	67,570
Total Inventories	$2,943,112	$2,110,203

NOTE 3 - PROPERTY

Property consists of the following at September 30, 2022 and December 31, 2021:

	2022	2021
Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(118,862)	(116,425)
Total Property	$292	$2,729

Depreciation and amortization has been provided over each asset’s estimated useful life. Depreciation and amortization expense was $2,437 and $2,437 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 4 - MINING CONCESSIONS

Mining properties consist of the San José de Gracia concessions. Mining Concessions were $4,132,678 and $4,132,678 at September 30, 2022 and December 31, 2021, respectively. There was no depletion expense during the nine months ended September 30, 2022 and 2021.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Notes Payable - Series I

In April and May 2013, the Company entered into note agreements with shareholders in the principal amount of $1,495,000 (the “Series I Notes”).  The Series I Notes bear simple interest at twelve and a half percent (12.5%), paid quarterly in arrears. The Notes originally matured on December 31, 2015 but were subsequently extended.

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

As of December 31, 2021, six Series I Notes remained outstanding with a total balance of $455,905. The Series I Notes were paid off in July 2022.

Notes Payable - Series II

In 2013 and 2014, the Company entered into additional note agreements of $199,808 and $250,000, respectively (the “Series II Notes”) with similar terms as the Series I Notes. The Series II Notes bear simple interest at twelve and a half percent (12.5%) paid by the Company, quarterly in arrears.  The Series II Notes originally matured on December 31, 2015, but were subsequently extended.

Each Series II Note holder may, at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $2.50 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring one year from the conversion date.

As of December 31, 2021, two Series II Notes remained outstanding with a balance of $87,374. The Series II Notes were paid off in July 2022.

NOTE 6 - INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s effective tax rate for the period ended September 30, 2022 and for the period ended September 30, 2021 varies from the statutory rate of 21% due to a valuation allowance which creates a near zero effective tax rate. The Company intends to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the valuation allowance. However, given our current earnings and anticipated future earnings, it is reasonably possible that in the near future sufficient positive evidence may become available to support the conclusion that some of all of the valuation allowance is necessary.

NOTE 7- STOCKHOLDERS’ EQUITY

 The total number of shares of all classes of capital stock which the corporation has the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,000 shares are designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of September 30, 2022, 15,265,008 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. The Company issued 1,000 shares of Series A Preferred Stock to its CEO. At, September 30, 2022 and December 31, 2021, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Stock

At September 30, 2022 and December 31, 2021 there were 1,734,992 and 1,734,992 Series C Preferred shares outstanding. As of September 30, 2022, these Series C Preferred Shares are convertible to common shares at $2.04 per share or redeemable in cash at the shareholder’s option, and include anti-dilution protection. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $4,337,480 payable annually on June 30.  At September 30, 2022, dividends for the years 2016 to 2022 totaling $1,053,777 were in arrears.

Due to the nature of the Series C Preferred Shares as mandatorily redeemable, the Series C Preferred Shares are classified as “temporary equity” on the balance sheet.

Series D Senior Convertible Preferred Stock

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company, (“Golden Post”) and with Shareholders of DynaResource, Inc.

On May 14, 2020, the Company closed an additional financing agreement with Golden Post, and with certain individual shareholders, and related agreements. A summary of the transactions and related agreements is set forth below:

1.

Pursuant to the May 14, 2020 Note Purchase Agreement (the “NPA”) among the Company, Golden Post Rail, LLC (the “Lead Purchaser”), and the other parties listed on Exhibit A of the NPA thereto (the “Remaining Purchasers”):

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

2.

Also pursuant to the NPA, the Company and the Lead Purchaser agreed to amend the common stock purchase warrant dated September 30, 2015 (the “2015 Warrant”), issued to the Lead Purchaser in connection with that certain Securities Purchase Agreement dated as of May 6, 2015. The 2015 Warrant contemplates the purchase, upon exercise, of 2,166,527 shares (subject to adjustment) of the Company’s common stock and matured September 30, 2020 (the “Termination Date”). The amendment to the 2015 Warrant provides that, following the expiration of the 2015 Warrant, the Company will issue to the Lead Purchaser a new warrant (the “New Warrant”), substantially in the same form of the 2015 Warrant, representing the right to purchase the number of shares of the Company’s common stock that were still subject to purchase upon exercise of the 2015 Warrant, if any. The New Warrant has a maturity date of September 30, 2022.

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

7.

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

Due to the anti-dilutive provisions contained in the May 6, 2015, Securities Purchase Agreement, the Series C Preferred and the 2015 Warrant, the Company incurred derivative liabilities upon issuance of these securities. On May 14, 2020, in connection with the Series D Convertible Note financing, the expiration dates for the Series C Preferred and the 2015 Warrant were extended to September 30, 2022. In addition, a new derivative liability was incurred due to the issuance of additional warrants. At December 31, 2021, the total derivative liability was $3,898,914, which included $1,019,431 for the Series C Preferred, $1,320,380 in connection with the 2015 Warrant, and $1,559,103 in connection with the additional warrants. As of September 30, 2022, only the additional warrants derivative liability remained, for a total derivative liability of $1,905,078.   The 2015 Warrant was exercised on September 28, 2022 at an above market price, resulting in no derivative liability.  The Series C Preferred shares are convertible at an above market price or redeemable by the holder on demand.  The deemed dividends on the Series C Preferred for the nine months ending September 30, 2022, and September 30, 2021, were $130,124 and $130,124 respectively.  The deemed dividends for the Series D Preferred for the nine months ending September 30, 2022 and 2021 were $45,600 and $0, respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount on the accompanying consolidated statements of income (loss).

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock and the 1,734,992 shares designated as Series C Preferred Shares and the 3,000,000 shares designated as Series D Preferred, the Company is authorized to issue an additional 15,265,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At September 30, 2022 and December 31, 2021, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At September 30, 2022 and December 31, 2021, there were 20,746,654 and 18,091,293 shares outstanding, respectively. No dividends were paid for the periods ended September 30, 2022 and 2021, respectively.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San José de Gracia Pilot Production Plant and received $784,500 for these rights. The “Preferred Rights” are reflected in stockholders’ equity. As of September 30, 2022, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of September 30, 2022 and December 31, 2021, respectively.

Stock Issuances

On June 28, 2022, the Company issued 2,655,361 shares of common stock upon the exercise of warrants to purchase 2,655,361 shares, by one warrant holder for $2.04 a share.

On October 18, 2021, the Company issued 368,468 shares of common stock upon the exercise of warrants to purchase 368,468 shares, by five warrant holders for $.01 a share.

Treasury Stock

During the nine months ended September 30, 2022 no shares of common stock held in treasury (treasury stock) were issued.

During the year ending December 31, 2021, 504,300 treasury shares were issued, in consideration of services provided to the Company.

Outstanding treasury shares total 12,180 and 12,180 at September 30, 2022 and December 31, 2021, respectively.

Warrants

2022 activity

At September 30, 2022, the Company had outstanding warrants to purchase 892,165 shares of common stock.  On June 28, 2022 one warrant holder exercised a warrant to purchase a total of 2,655,361 shares of common stock for $2.04 a share.

2021 activity

At December 31, 2021, the Company had outstanding warrants to purchase 3,060,998 shares of common stock. On October 18, 2021, five warrant holders exercised warrants to purchase 368,468 shares of common stock for $0.01 a share.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance at December 31, 2020	3,429,466	$1.30	4.40	-
Granted	-	$-	-	-
Exercised	368,468	$0.01	-	-
Forfeited	-	$-	-	-
Balance at December 31, 2021	3,060,998	$1.46	2.79	-
Granted	-	$-	-	-
Exercised	2,166,775	$2.04	-	-
Forfeited	2,058	$2.04	-	-
Balance at September 30, 2022	892,165	$0.01	7.62	-
Exercisable at September 30, 2022	892,165	$0.01	7.62	-

NOTE 8 - RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $143,750 and $128,500 to Dynacap Group, Ltd. (an entity controlled by the CEO of the Company) for consulting and other fees during the periods ended September 30, 2022, and 2021, respectively.

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20-year Land Lease Agreement with the Santa Maria Ejido Community, the owners of the surface rights. The Land Lease Agreement was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras, in the amount of $1,359,443 pesos adjusted for inflation based on the Mexico minimum wage increase. Rent was $3,678,437 Pesos (approx. $182,000 USD) for the year ended December 31, 2022. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities.

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

The Company determines if a contract is or contains a lease at inception. As of September 30, 2022, the Company has two operating leases: a six and one-half year lease for office space with a remaining term of four months, and a twenty-year ground lease in association with its México mining operations with a remaining term of thirteen years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company’s interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Period Ended
Sept. 30, 2022
Operating Lease - Office Lease	$65,769
Operating Lease - Ground Lease	68,501
Short Term Lease Costs	12,037
Variable Lease Costs	-
TOTAL	$146,307

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) - Operating Leases	10.12
Weighted Average Discount Rate - Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending September 30:

YEAR
2022	$121,033
2023	94,074
2024	96,896
2025	99,803
2026	102,797
Thereafter	684,885
Total	$1,199,488
Less Imputed Interest	(590,113)
OPERATING LEASE PAYABLE	$609,375

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2022	2021
Annual volatility rate	0%	147%
Risk free rate	4.22%	0.73%
Remaining Term	0.00 years	0.50 years
Fair Value of common stock	$2.14	$1.75

For the nine and twelve months ended September 30, 2022 and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the nine and twelve months ended September 30, 2022 and December 31, 2021.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the 2015 Warrant based on the assumptions below:

	2022	2021
Annual volatility rate	0%	147%
Risk free rate	4.22%	0.73%
Remaining Term	0.00 years	0.50 years
Fair Value of common stock	$2.14	$1.75

For the nine and twelve months ended September 30, 2022, and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended September 30, 2022, and December 31, 2021.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants issued with the notes convertible into Series D Preferred based on the assumptions below:

	2022	2021
Annual volatility rate	119%	147%
Risk free rate	4.22%	0.73%
Remaining Term	7.62 years	8.37 years
Fair Value of common stock	$2.14	$1.75

For the nine and twelve months ended September 30, 2022 and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the nine and twelve months ended September 30, 2022 and December 31, 2021.

Period Ended	2022	2021
Fair value of derivative (warrants), beginning of period	$1,559,103	$952,634
Fair value of derivative on the date of issuance	-	-
Exercise of warrants	-	(659,558)
Change in fair value of derivative	345,975	1,266,027
Fair value of derivative (warrants), end of period	$1,905,078	$1,559,103

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

As of September 30, 2022, and December 31, 2021, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 10.

		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement at September 30, 2022 Using:
Liabilities:
Derivative Liabilities	$1,905,078	$-	$-	$1,905,078
Totals	$1,905,078	$-	$-	$1,905,078
Fair Value Measurement at December 31, 2021
Liabilities:
Derivative Liabilities	$3,898,914	$-	$-	$3,898,914
Totals	$3,898,914	$-	$-	$3,898,914

NOTE 12 - REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the nine months ended September 30, 2022, and 2021, one and three customers accounted for 100% of revenue, respectively.

At September 30, 2022 and December 31, 2021, one and one customers accounted for 100% of accounts receivable, respectively.

NOTE 13 - NOTES PAYABLE

In September 2018, the Company entered into financing agreements for the unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2017 and the period ending September 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% payment of $347,826 and financed the balance over 36 months at 21.84%.

In February 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2018 in the amount of $335,350. The Company paid an initial 20% payment of $67,070 and financed the balance over 36 months at an interest rate of 22%.

In September 2018, the Company applied for a reduction of the Francisco Arturo mining concession, from 69,121 hectares to 3,280 hectares. On July 31, 2018, the application for reduction was approved and the Company paid an initial amount of 985,116 MNP (Pesos), for the second semester 2018 mining concessions taxes on the reduced Francisco Arturo mining concession. The Company continues to accrue an amount of $22,500 (USD) per semester on the reduced Francisco Arturo mining concession.

As of September 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda (Mexican federal tax authority) for a reduction in the liability which is pro-rata to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes (to finance unpaid mining concession taxes) at unpaid principal amount and accrues interest on a monthly basis. At September 30, 2022, $1,381,398 of accrued interest on the notes was included in accrued liabilities on the consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the nine and twelve months ended September 30, 2022 and December 31, 2021:

Balance December 31, 2020	$2,081,435
Exchange Rate Adjustment	(57,504)
2021 Principal Payments	(61,406)
Balance December 31, 2021	1,962,525
Exchange Rate Adjustment	34,819
2022 Principal Payments	(83,258)
Balance September 30, 2022	$1,914,086

NOTE 14 - REVOLVING CREDIT LINE FACILITY

On February 4, 2021, the Company (through DynaMineras) entered into a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL”), with a commercial buyer. Under the terms of the RCL:

•	The Company will deliver 100% of its produced concentrates to the buyer and provider of the RCL, through December 31, 2022; unless extended by the Company;
•	An initial RCL was established by buyer in the amount of $3.75M USD;
•	On May 1, 2021, the RCL increased to an amount equal to 80% of the prior 3 months’ revenue;
•	Each successive month, the RCL shall be adjusted according to the Company’s prior 3 months’ revenue;
•	The RCL shall never be less than $3.75M USD;
•	The RCL will be interest free for 45 days;
•	The RCL is to be repaid through deliveries of concentrates or cash within 120 days;

The RCL is included under Customer Advances on the unaudited consolidated balance sheet.

Deposits under Revolving Credit Line Facility

Under the terms of the RCL, DynaMineras received the following advances from the buyer:

(1)	$2.5M advance on February 4, 2021. Settled on March 26, 2021
(2)	$3.75M advance on March 30, 2021. Settled on May 12, 2021
(3)	$3.75M advance on May 12, 2021. Settled on June 16, 2021
(4)	$6.75M advance on June 18, 2021. Settled on August 5, 2021
(5)	$8.25M advance on August 9, 2021. Settled on September 27, 2021
(6)	$8.25M advance on September 29, 2021. Settled on November 17, 2021
(7)	$8.25M advance on November 19, 2021. Settled on December 20, 2021
(8)	$9.25M advance on December 30, 2021. Settled on February 25, 2022
(9)	$8.175M advance on February 25, 2022. Settled on March 30, 2022
(10)	$7.875M advance on March 30, 2022. Settled on May 13, 2022
(11)	$8.875M advance on May 19, 2022. Settled on June 27, 2022
(12)	$8.75M advance on June 28, 2022. Settled on August 15, 2022
(13)	$7.80M advance on August 19, 2022. Settled on September 28, 2022
(14)	$7.375M advance on September 29, 2022.

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated events commencing September 30, 2022 and through the date the financial statements were issued, and determined no items required disclosure.

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

Project Improvements, Expansion and Increased Output (2017 To Present)

The Company continues its business plan of operations at San José de Gracia, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces. Since January 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per 24-hour operating day, to a current 400 tons per 24-hour operating day, and during second quarter 2022 the Company expects to achieve production output of 600 tons per 24-hour operating day. (Note the Summary of Test Mining and Pilot Mill Operations for 2018 to 2022 below).

Since January 2017, the Company has expended over 27 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion:	$5,893,000
Tailings Pond Expansion	1,464,000
Machinery and Equipment	2,143,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion - Tres Amigos	1,599,000
Exploration Drilling	2,028,000
SIG Mining Concessions	2,014,000
Surface Rights and Permitting	792,000
Debt Retirement	3,528,000
Legal Fees	4,043,000
Total	$27,439,000

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

Summary of Test Mining and Pilot Mill Operations for the nine months ended September 30, 2022 and 2021:

	Total Tonnes Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
Nine Months Ended Sept. 30, 2022	100,206	8.67	79.86%	22,314	17,823
Nine Months Ended Sept. 30, 2021	66,695	9.48	89.45%	18,141	16,036

(1)	Gold concentrate sold during the quarter is not equal to gold concentrate recovered during the quarter due to timing of shipments & buyers discount.

Test pilot operations in Q1 2022 yielded 27,511 tons mined and processed through mill operations (306 tons per day) ; and the recovery of 7,110 gross Oz Au resulting in sales of 6,000 gross Au Oz contained in gold-silver concentrates, and the receipt of $10,492,503 in revenues net of buyer’s price discount, refining and treatment costs.

Test pilot operations in Q2 2022 yielded 33,655 tons mined and processed through mill operations (370 tons per day) ; and the recovery of 7,834 gross Oz Au resulting in sales of 6,004 gross Au Oz contained in gold-silver concentrates, and the receipt of $10,492,511 in revenues net of buyer’s price discount, refining and treatment costs.  The Company record a negative adjustment to revenue of $337,969 from final settlements of prior periods deliveries providing a net revenue of $10,098,010 for the quarter.

Test pilot operations in Q3 2022 yielded 39,040 tons mined and processed through mill operations (424 tons per day) ; and the recovery of 9,551 gross Oz Au resulting in sales of 7,370 gross Au Oz contained in gold-silver concentrates, and the receipt of $9,235,141 in revenues net of buyer’s price discount, refining and treatment costs.  The Company record a negative adjustment to revenue of $1,202,584 from final settlements of prior periods deliveries providing a net revenue of $8,032,557 for the quarter.

Additional Test Mining and Mill Operations Disclosure

DynaMineras expects to continue its test underground mining activity and pilot milling operations in the third quarter 2022, and projects an increased output of 500 tons per 24-hour operating day from the mine and mill during the quarter.

Results for the three and nine months ended September 30, 2022 and 2021

REVENUE. The Company processed 100,206 tons (367 per day) during the first nine months of 2022 compared to 66,695 tons (244 per day) in 2021. As a result of the increased volume the grade of ore processed dropped from 9.48 g/t Au per ton in the prior year to 8.67 g/t Au per ton for the current year.  In addition the percentage of ore recovered has dropped from 89% to 80%.  The net result is an increase of ounces recovered from 18,141 in 2021 to 22,314 in the first nine months of 2022. This resulted in an increase in gross ounces sold from 16,036 in 2021 to 17,823 in 2022, increasing revenues from $25,906,083 to $28,623,070 for the nine months ended September 30, 2021 and 2022, respectively.

Revenues for the quarter ended September 30, 2022, and September 30, 2021 were $8,032,557 and $10,467,058,  The decrease was the result of a decrease in the grade of ore from 10.13 g/t Au per ton in 2021 to 7.61 per g/t Au per ton in 2022 and the recovery percentage from 83% to 79%.  The Company’s net revenue for the quarter reflected an negative adjustment of $1,202,584 for final settlement of provisional invoices reported in prior quarters.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the nine months ended September 30, 2022 and September 30, 2021 were $2,876,902 and $1,917,049, respectively.   Production cost for the three months ended September 30, 2022, and 2021 were $964,172 and $756,898, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. The increase is consistent with the increase in tonnage process.

MINE PRODUCTION COSTS. Mine production costs for the nine months ended September 30, 2022, and 2021 were $4,786,236 and $3,385,340 respectively and $1,946,981 and $1,135,938 for the three months ended September 30, 2022, and 2021, respectively. These costs were directly related to the extraction of mine tonnage to be processed at the mill. The increase is consistent with the increase in tonnage mined. Cost per ton of ore mined increase from $42 per ton in 2021 to $45 per ton in the current year.

MINE EXPLORATION COSTS. Mine exploration costs for the nine months ended September 30, 2022, and 2021 were $3,792,405 and 3,437,009 respectively and $1,335,437 and $1,151,020 for the three months ended September 30, 2022, and 2021, respectively.  These were the costs of extracting waste material to reach the materials to be extracted for processing. The Company allocates total mining costs between production and waste based on tonnage on a monthly basis. Mine exploration cost remained at approximately 13% of revenue from year to year.  The increase cost of mining was offset by a drop in waste tonnage as a percentage of total tonnage mined.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the nine months ended September 30, 2022, and 2021 were $4,744,792 and 579,432, respectively. The major expense was the installation of two new Ball Mill which upon completion will increase processing capacity to 700 tons a day. The Company expects the expansion to be complete by October  These are cost which would normally be capitalized under U.S Gaap but are expensed under Reg. S-K, Item 1300 because of the Company is an exploration stage issuer lacking proven and probable reserves.

EXPLORATION DRILLING. During the 1st quarter of 2022 the Company begin an exploration drilling program for the purposes of updating the Company’s 43-101 Mineral Resource Estimate.  Total cost of the exploratory drilling program in the first nine months of 2022 was $1,993,082 including $770,892 in the 3rd quarter.

TRANSPORTATION. Transportation costs for the nine months ended September 30, 2022, and 2021 were $1,682,986 and $968,672, respectively.  Transportation cost for the three months ended September 30, 2022 and 2021 were $572,772 and $374,974, respectively.  These were the costs of transporting the product to the customer for treatment and sale. The increase in reflective of the increase in fuel and transportation costs.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility cost for the nine months September 30, 2022 and 2021 were $3,147,312 and $1,956,168 respectively and 911,284 and $697,446 for the three months ended September 30, 2022 and 2021, respectively.   These were the support costs of the mining facilities including housing, food, security and warehouse operations.   The increases were the result of the Company’s increase in mining operations

PROPERTY HOLDING COSTS. Property holding costs for the nine months ended September 30, 2022, and 2021 were $112,093 and $116,516, respectively. These costs were concessions taxes, leases on land and other direct costs of maintaining the property. These cost are relatively consistent from year to year regardless of the level of mining activity.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2022, and 2021 were $3,177,917 and $2,252,156, respectively. General and administrative costs for the three months ended September 2022 and 2021 were 1,033,820 and 1,085,187 respectively.  These were the costs of operating the Company not directly associated with the mine operations including management, accounting, and legal expenses. The increase was an increase legal fees associated ongoing legal discussed in the legal summary and an overall increase in administrative costs supporting the Companies increase in activity.

OTHER INCOME (EXPENSE). Other income (expense) for the nine months ended September 30, 2022, and 2021 was 1,698,184 and $(6,263,923), respectively. Included in this category in 2022 was interest expense of $(345,049), change in derivative of $1,993,836 currency transaction gain (loss) of $47,709 and miscellaneous income of 1,688. Included in this category in 2021 was interest expense of $(1,102,755), change in derivative of $(3,928,913), currency transaction gain (loss) of $(121,725) and a one-time arbitration award expense of $1,111,111. The decrease in the derivative liability was primarily due to maturity of two of the underlying securities and the Company’s common stock value remaining under the conversion terms. The decrease in interest expense was the result of a reduction in the Company’s debt.  For a more detailed explanation of the 2021 arbitration award see Legal Proceedings.

OTHER COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the nine months ended September 30, 2022 and 2021 consisted of unrealized currency gains (losses) of $(174,043) and $(301,986), respectively. The change is due to the variances in the peso exchange rates throughout the two periods.

Liquidity and Capital Resources

As of September 30, 2022, the Company had working capital of $10,640,537, comprised of current assets of $29,627,568 and current liabilities of $18,987,031. This represented an increase of $9,292,826 from the working capital of $1,347,711 maintained by the Company as of December 31, 2021. The primary reasons for the increase were funds generated from the Company’s operating profit and proceeds from the exercise of stock warrants.

Net cash provided by (used in) operations for the nine months ended September 30, 2022 and 2021 was $(3,881,727) and $14,747,383, respectively. The decrease in the funds provided from operations was a result the decrease in operating income and the increase in receivables and inventory required by increase operations.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2022 and 2021 was $0 and $0, respectively. Expenditures necessary for the expansion of mining operations totaled $ and $0 in the nine months ended September 30, 2022 and 2021, respectively, $4,744,792 which would normally have been included in this category were expenses due to the company’s being an exploration stage issuer as defined in SEC Reg. S-K, Item 1300.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2022 and 2021 was $4,790,399 and $(47,936), respectively.  The 2021 usage represented principal payments on long-term debt.  The 2022 source of funds was proceeds from the exercise of stock warrants, offset by payments to reduce debt.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes DynaMineras continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall 2015 at the rate of approximately 100 tons per 24-hour operating day from the mine and approximately the same output from the processing plant. Over the past five years, the Company has gradually increased its output to approximately 300 tons per 24-hour operating day from the mines and processing plant. In 2022 the Company anticipates completion of expansion to reach a capacity of 700 tons per 24-hour operating days from the processing plant.  The Company expects to operate at approximately 600 tons per day in the fourth quarter of 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant, who concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this Form 10-Q. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2022, Golden Post Rail, LLC exercised its warrant to acquire 2,655,361 shares of the Company’s common stock at a price of $2.04 per share, for a total exercise price of $5,416,936. The warrant was granted on May 6, 2015 with an original maturity date of September 30, 2020, and the period of exercise was extended for two years in 2020.

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

DynaResource, Inc.

Date: November 1, 2022	By:	/s/ K.W. (“K.D.”) Diepholz
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

November 1, 2022
Dated

