Form 10-K
period 2022-12-31
DYNARESOURCE INC
filed 2023-04-17
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period          to         .

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

Common Stock; $0.01 Par Value

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

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2022, was $30,188,751 based on the closing price of $2.44 per share as reported on the OTCQB. For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 22,246,654 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (March 31, 2023).

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference. None.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	39
ITEM 16.	FORM 10K SUMMARY	40
	SIGNATURES	41

EXHIBIT INDEX

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER, PURSUANT TO RULE 13A-14(A) OF THE EXCHANGE ACT, AS ENACTED BY SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 13A-14(A) OF THE EXCHANGE ACT, AS ENACTED BY SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER, PURSUANT TO 18 UNITED STATES CODE SECTION 1350, AS ENACTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

DynaUSA currently owns 80% of the outstanding shares of DynaMéxico, 79% owned directly and 1% hold by the current CEO on behalf of the Company compliance with Mexican law and DynaMéxico currently holds 20% of the shares of DynaMéxico as treasury shares after complete foreclosure and recovery of those share on February 20, 2020 from goldgroup Resources, Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver, BC (“Goldgroup”). DynaMéxico owns 100% of the mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracía Property (“SJG”), in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”). The Company also has another wholly owned subsidiary, DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”). The Company currently conducts test mining and pilot milling operations, and other exploration activities in México.

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

During 2022, we reported the delivery and sale of 25,554 (subject to final settlements) net Oz gold-silver contained in concentrates. All gold-silver concentrate originated from the San Jose de Gracía Property in México. Gold-silver concentrates are sold at a small discount to the prevailing spot market price, based on the price per ounce of gold and silver quoted at the London PM fix, with the actual net precious metals prices received depending on the sales contract. Concentrates are priced by individual concentrate lots of 36 to 72 tons, or as a series of lots under contract, whereby the final selling price and gold-silver quantities are subject to final adjustments at the time of final purchase settlement.

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

Exploration Stage

The Company is an exploration stage issuer as defined in Section 1300 of Regulation S-K.

General Government Regulations

México

In Mexico, we are subject to various governmental laws and regulations, including environmental regulations. Other than operating licenses for our mining and processing facilities and concessions granted under contracts with the host government, there are no third-party patents, licenses or franchises material to our business.  The applicable laws and regulations applicable to us include but are not limited to:

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

Surface Rights.In México, while mineral rights are administered by the federal government through federally issued mining concessions, Ejidos(communal owners of land recognized by the federal laws in México) control surface access rights to the land. An Ejido may sell or lease lands directly to a private entity. While the Company has agreements or is in the process of negotiating agreements with the Ejido that impact all of its projects in México, some of these agreements may be subject to renegotiation.

Environmental Law.The Environmental Law in México, called the "General Law of Ecological Balance and Protection to the Environment" ("General Law"), provides for general environmental policies, with specific requirements for certain activities such as exploration set forth in regulations called "Mexican official norms". Responsibility for enforcement of the General Law, the regulations and the Mexican official norms is with the Ministry of Environment and Natural Resources, which regulate all environmental matters with the assistance of Procuraduria Federal de Protección al Ambiente(known as "PROFEPA").

2020 Forestry Law.The 2020 Forestry Law provides for general policies for the use and protection of the surface, and for plants, soil and trees. The regulation of the Forestry Law is with the Ministry of Environment and Natural Resources, with the assistance of PROFEPA.

Residues Law.The Residues Law, also known as Norm 141, provides for general policies for the deposit and storage of residue and waste. The regulation of the Residues Law is with the Ministry Of Environment and Natural Resources, with the assistance of PROFEPA.

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

Mining Permits.The Secretariat of Environmental and Natural Resources, the Mexican Government environmental authority ("SEMARNAT"), is responsible for issuing environmental permits associated with mining. Three main permits required before construction can begin are: Environmental Impact Statement (known in México as Manifesto Impacto Ambiental) ("MIA"), Land Use Change (known in México as Estudio Justificativo Para Cambio Uso Sueldo) ("ETJ"), and Risk Analysis (known in México as Analisis de Riesgo) ("RA"). A construction permit is required from the local municipality and an archaeological release letter must be obtained from the National Institute of Anthropology and History (known as "INAH"). An explosives permit is required from the ministry of defense before construction can begin. The Environmental Impact Statement is required to be prepared by a third-party contractor and submitted to SEMARNAT and must include a detailed analysis of climate, air quality, water, soil, vegetation, wildlife, cultural resources and socio-economic impacts. The Risk Analysis study (which is included into the Environmental Impact Statement and submitted as one complete document) identifies potential environmental releases of hazardous substances and evaluates the risks in order to establish methods to prevent, respond to, and control environmental emergencies. The Land Use Change requires that an evaluation be made of the existing conditions of the land, including a plant and wildlife study, an evaluation of the current and proposed use of the land, impacts to naturally occurring resources, and an evaluation of reclamation/re-vegetation plans.

We believe that all of our properties are operated in compliance with all applicable governmental laws and regulations and the costs of compliance are paid for on an ongoing basis. Costs of compliance - due to the nature of our permit, we have requirements for landscape restoration which are fulfilled on an ongoing basis. We do not have an asset retirement obligation. We are working under a permit which required a Bond of approximately 120,000 pesos which was requested as a Forest Fund bond and does not require, other than the replanting of material, any reclamation work since we are mining underground.

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the year ended December 31, 2022, the Company sold gold-silver concentrates to one purchaser pursuant to a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL”). As a result of the RCL, the Company’s financial well-being is heavily dependent on a single purchaser.

Distribution Methods

As gold and silver can be sold through numerous gold and silver market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2022, we sold to one buyer that gave us the best overall terms.

Products and Raw Materials

We have no new products. Gold concentrates is the only product we produce. Additionally, we have no major suppliers of raw materials as the ore we mine is the most important raw material we use. Supplementary supplies such as fuel and chemicals are in ready supply from a number of vendors.

Competitive Business Conditions

We compete with many companies in the mining and mineral exploration and production industry, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in the United States, Canada, Mexico, Argentina, and other areas where we may conduct our mining or exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have significantly greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition may be unavailable due to their previous acquisition by other companies or our lack of financial resources.

Competition in the industry is not limited to the acquisition of mineral properties, but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such exploration and development. Many competitors not only explore for and mine precious and base metals but conduct refining and marketing operations on a world-wide basis. Such competition may result in our company not only being unable to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources could have a material adverse effect on our results of operation, financial condition and cash flows.

Human Capital Resources

As of December 31, 2022, we had 200 employees in Mexico and 5 in the United States. All our employees based in the United States work in an executive, technical or administrative position, while our employees in Mexico include management, laborers, craftsmen, mining, geologist environmental specialists, information technologists, and various other support roles. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines. For the United States, we also engage independent contractors for technical and professional expertise. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

As part of our fundamental need to attract and retain talent, we regularly evaluate our compensation, benefits and employee wellness offerings. We have determined that our compensation arrangements are competitive in the industry.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

The Company leases office space for its corporate headquarters in Irving, Texas. In September 2017, the Company entered into a sixty six-month extension of the lease through January 2023. As part of the agreement the Company received six months free rent as a finish out allowance. The Company capitalized the leasehold improvement costs and amortized them over the rent abatement period as rent expense. The Company makes tiered lease payments on the 1st of each month.

We classify our mineral property as an exploration property and our Company as being in the exploration stage. The Registrant is an exploration stage company and has started extraction without determining mineral reserves.

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

Title to 32 of the 33 mining concessions is registered in the sole name of DynaMexico. The one exception is the San Miguel concession. For the San Miguel concession, DynaMexico has entered into transfer agreements with the registered owners of 50% of the concession title, and DynaMexico has also entered into promise to sell and purchase agreements with registered owners of the balance of the concession title. Under Mexican law, such agreements require the consent or relinquishment of first rights of refusal from the registered owners of 100% of the concession title, in order to have legal effect and be eligible for registration before the Mines Recorders’ Office.

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

Figure 2 – Claim location map

Surface Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), the Company maintains access and surface rights for the SJG Project pursuant to a 20-year Land Lease Agreement. This lease agreement with the Santa Maria Ejido Community (the owners of the surface rights) is dated January 6s, 2014 and continues through 2033. The lease agreement covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments of $1,359,443 Pesos (adjusted for inflation). The 2022 payment was $3,678,437 pesos (approx. $183,000 USD). Additionally, under the lease agreement, the Company met its obligation to construct a Medical Facility at SJG in year 2017.

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

To carry out mineral exploration activities, holders of mining concessions in Mexico are required to file at the offices of the Federal Secretariat of the Environment and Natural Resources (“SEMARNAT”) a “Notice of Commencement of Exploration Activities” or “Preventive Exploration Notice” in accordance with the guidelines of the Mexican Official Norm 120 (“NOM- 120”).

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

Fees or bonding requirements necessary to explore or mine

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

Government agencies responsible for any applicable permits

SEMARNAT is the office of the Federal Government of Mexico responsible for the review and issuance of a CSUP, the review of a Technical Justification Study and the filing of NOM-

120. The Federal Attorney’s Office for the protection of the Environment is the enforcement branch of SEMARNAT responsible for the monitoring and enforcement of environmental laws and regulations. SEDENA is the office responsible for issuance of a GPCSE. CONAGUA is the office responsible for certification of water rights and issuance of water rights concessions.

Time frame to obtain any permit or approval to explore or mine

NOM-120 is a notice to SEMARNAT only and has no prescribed processing time. Processing time for review and approval of a CSUP Application and Technical Justification Study varies depending on the workload of the SEMARNAT regional office where application is filed, but a processing time of Four (4) months is typical.

Processing time for review and approval of a Environmental Impact Assessment Study varies depending on workload of SEMARNAT regional office where application is filed, but a processing time of Six (6) months is typical. Processing time for issuance of a GPCSE by SEDENA is approximately 6 months. Processing time for issuance of a Water Rights Concession by CONAGUA is approximately 6 months.

DynaMexico Permits and Bonding Requirements

Exploration Permit: On June 28, 2010, DynaMexico filed a Preventive Exploration Notice (Preventive Exploration Notice) at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the SJG Project. On July 21, 2010, SEMARNAT approved, for a term of 36 months, the execution of the mineral exploration activities at SJG set out in the Preventive Exploration Notice, as it determined that such activities fall within the framework of the NOM-120, subject to the following conditions: (a) filing and approval by SEMARNAT of a CSUP with respect to SJG (see below), and (b) posting of a bond in the amount of $134,487 Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities.

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

Golden Hemlock Explorations Ltd., a Canadian company, obtained an option to acquire majority control of Finisterre and commenced work on the property in 1997. The actual exploration and development work was performed by Perforaciónes Quest de Mexico (“PQM”), which was under contract to Finesterre, and whose efforts consisted primarily of core drilling, trenching and mapping. PQM completed a 63-hole, 6,000-meter core drilling program in 1997.

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

The Company is an exploration stage company and has a test mining facility and produces precious metal concentrates for sale to third parties.

Summary of Test Mining and Pilot Mill Operations for 2018 to 2022:

	Total Tonnes Mined &	Reported Mill Feed Grade (g/t	Reported Recovery	Gross Gold Concentrates Recovered	Net Gold Concentrates Sold
Year	Processed	Au)%		(Au oz.)	(Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566
2022	137,740	8.18	88.05%	31,905	25,554

Test pilot operations in 2022 yielded 137,740 Tonnes of material, mined and processed from underground test mining activity and pilot milling operations. These test pilot operations also yielded approximately 31,905 gross ounces of gold, and net of dry weight adjustments at the buyer’s facilities, the approximately 25,554 ounces of gold.

Infrastructure Improvements, Expansion and Increased Output (2017 To 2022)

The Registrant is an exploration stage company and the registrant has started extraction without determining mineral reserves.

As part of the Company’s test mining operations, it continues to upgrade the camp facilities and the mill. Significant improvements have been made such that the condition of the equipment is new, relatively new or in good condition. The Company has developed a total of five mills of which three are currently running which can process approximately 700 tons of mined material per day. The Companies two oldest Mills were taken offline in 2022 as the two newest ball mills were brought on line and the old mills will be refitted.

The Company continues its exploration at San Jose de Gracía, in order to increase production of gold ounces. Since January 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per 24-hour operating day, to a current 700 tons per 24-hour operating day.

Since January 2017, the Company has expended funds to improve the mine, the mill and the facilities in order to increase the production at San Jose de Gracia.as follows:

Mill Expansion	7,093,000
Tailings Pond Expansion	1,464,000
Machinery and Equipment	2,315,000
Mining Camp Expansion	146,000
Total	11,018,000

The Company is currently in the middle of exploration drilling to further define mineralization and in 2022 expended $2,484,072 for this drilling.

The Company is currently an exploration stage issuer and is reporting all costs of mine operations, improvements, and expansion as expenses in accordance with section 1300 of Regulation S-K and United States General Accepted Accounting Principal (GAAP) requirements, and therefore the above costs are not reflected as capitalized expenses (assets) on the Company’s balance sheet.

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

The SJG Project can be accessed by road, from either the City of Culiacan or the City of Guamuchil. Either route goes through the small town of Sinaloa de Leyva, then from Sinaloa de Leyva by gravel mountainous road to the village of San José de Gracia (population 250), which covers approximately 90 kilometers and is roughly a five hour trip.

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

MINERAL PROCESSING AND METALLURGICAL TESTING

Bulk Sample, Hazen Process Development Metallurgical Report

Ore and existing mill tailings samples were collected prior to DynaMexico’s acquisition and consolidation of San Jose de Gracia. The ore samples consisted of a bulk (about 500 kg) of stockpiled ore from the lower adit of the Tres Amigos mine (intercept of the Tres Amigos and Orange Tree veins). In addition, approximately 100 kg of ore as a bulk sample was taken from the surface at the Gossan Cap area. Three additional ore samples (approximately 5-15 kg each) were assembled from splits of the cores from several of the 1997 drilling program core holes to develop samples representing different ore types for testing. These included: 1) composite drill cores from Palos Chinos, 2) massive sulfide from the Tres Amigos vein and 3) disseminated, nonsurprise mineralized zones at the bottom of several Tres Amigos core holes. The logic was that major exploratory test work to define a metallurgical process would be done on the bulk sample from the adit at Tres Amigos and the other samples would have limited testing done at the selected metallurgical process conditions to verify the performance of the selected metallurgical process circuit on other types of San José mineralization. Finally, several bulk samples (50-100 kg) of existing tailings from the Rosarito mill and the old Rosarito mill were collected and used to conduct flotation, gravity, and limited leachability test work on the tailings.” Samples were shipped to the laboratory of Carbonyx Carbon Technologies in Plano, Texas where in 2000 and 2001 two separate preliminary test programs were conducted, one for the tailings, and the other for a portion of the bulk Tres Amigos ore.The Company developed a concept for the metallurgical processing to produce both gravity and flotation concentrates (rougher and cleaner). The tests confirmed a metallurgical flow sheet to be utilized at San José to recover up to 90% of the feed gold into the concentrates. The above “in-house” testing established a preliminary flowsheet for a mill circuit for processing either primary ore or for reprocessing the existing tailings. Subsequently Hazen Research Laboratories of Golden, Colorado (“Hazen”) was engaged to provide independent verification of the in-house work and carry out additional optimization test work. Lockwood Greene/ Mr. Henderson prepared and verified completion of the scope of work.

In summary, various interim reports and the final metallurgical report, the "Official Hazen Test Report, (“Hazen Report”)” provided results as follows:

(a)

The initial gravity beneficiation/flotation test work on the Tres Amigos and Gossan Cap bulk ore samples were very encouraging with up to 80 % recovery of the feed gold into the gravity concentrates while maintaining a minimum concentrate grade of 100 g Au/t ;

(b)	The existing tailings samples (feed grades of 3 -8 g Au/t) returned similar recovery results, but had to be cleaned to produce a final concentrate with > 100 g Au/t ;

(c)	The overall gold recoveries into the gravity cleaner concentrate still were in excess of 50% of the total feed gold;

(d)

Flotation tests on primary ore samples resulted in recoveries of 85 - 90 % of the feed gold into the rougher concentrates, however, recoveries after cleaning (to get > 100 g Au/t grade) dropped to the 65-75 % range; and

A combination circuit of a gravity pre-concentration stage with flotation on the gravity tailings indicated the potential to recover > 90% of the feed gold into the gravity concentrate, the rougher flotation and the cleaner flotation concentrates while maintaining a 100 g Au/t grade in all of the concentrates.

EXPLORATION UPDATE

DynaResource uses a multiple phase method of exploration. The initial activity consists of surface mapping and sampling to identify areas of interest. The next phase is detailed mapping and systematic sampling. Mapping and sampling of mine workings are also performed to define potential areas for future work. Geological mapping and samples have been collected in the past and sent for laboratory analysis by the Company. The prospects are then catalogued and prioritized for drilling. Since January 2022, six (6) areas have been drill-tested. They are: Tres Amigos, La Union, San Pablo, Tepehuaje, La Ceceña and Palos Chinos. In 2022, 166 holes for approximately 24,500 m of diamond drilling was completed and approximately 16,000 core samples were collected of which approximately 500 QA/QC samples were shipped for laboratory analysis.

EXPLORATION PLANS FOR 2023

The Company plans to continue its drilling program with two to six rigs on site. During this period management will make decisions based on the drill results, corporate strategies and market conditions, surface mapping, sampling and target generation. These activities will continue until any increase is approved by the Board of Directors. The Company plans to contract with a consultant to interpret the data collected for a formal Mineral Resource update in the latter part of 2023 or early 2024.

TECHNICAL DISCLOSURE

All technical disclosures and resource estimate covering the Company's mineral property was prepared under the supervision of Mr. Francisco M Carranza Sr, CPG-11933, Consulting Geologist for the Company and a "Qualified Person" within the meaning of subpart 1300 of Regulation S-K.

The following resource information at Tres Amigos and San Pablo were classified as indicated as follows: block they are within 25 m of the nearest sample point and the block was estimated by at least 2 drill holes to be considered the indicated category. The remaining blocks that were interpolated are classified as inferred, La Purisima inferred estimate is provided by DynaResource de Mexico SA de CV. However, for the purpose to elaborate for an official technical report with all the data process and verifications it is essential to validate the QA/QC protocols, field verification of drill sites, drill core, specific gravity procedures, rejects and pulps storage for re-assays if it is required.

The following table summarizes the estimated bulk tonnage resource at San Jose de Gracia after the drilling results in 2022:

Tres Amigos Indicated

Au Cut off g/t	Tonnes	Au g/t	Au Oz	Ag g/t	Ag Oz	Cu%	CuKg	Pb%	PbKg	Zn%	Zn Kgs.
0.2	7,617,106	1.15	281,634	2.84	695,514	0.051	3,887,771	0.027	2,019,676	0.184	14,042,744
0.4	4,849,964	1.64	255,729	3.36	523,933	0.066	3,180,364	0.029	1,391,988	0.202	9,813,659
1	2,168,925	2.90	202,227	4.90	341,695	0.098	2,118,497	0.036	790,833	0.247	5,361,798
2	977,773	4.73	148,695	6.45	202,766	0.127	1,239,983	0.046	447,497	0.314	3,072,965
3	583,067	6.28	117,727	7.35	137,785	0.140	816,148	0.052	300,443	0.360	2,096,854

Tres Amigos Inferred

Au Cut off g/t	Tonnes	Au g/t	Au Oz	Ag g/t	Ag Oz	Cu%	CuKg	Pb%	PbKg	Zn%	Zn Kgs.
0.2	2,049,678	1.22	80,398	3.85	253,714	0.070	1,443,732	0.027	560,280	0.207	4,249,372
0.4	1,241,112	1.83	73,023	4.76	189,940	0.095	1,174,340	0.034	417,336	0.245	3,042,028
1	630,208	3.00	69,786	6.81	137,984	0.140	880,118	0.049	311,329	0.360	2,265,719
2	321,043	4.54	46,862	8.87	91,555	0.184	589,470	0.048	155,115	0.475	1,526,115
3	187,049	6.05	36,384	10.24	61,582	0.212	396,220	0.047	87,254	0.608	1,137,464

San Pablo - La Union Indicated

Au Cut off g/t	Tonnes	Au g/t	Au Oz	Ag g/t	Ag Oz	Cu%	CuKg	Pb%	PbKg	Zn%	Zn Kgs.
0.2	9,189,220	1.26	372,261	3.66	1,081,329	0.050	4,583,494	0.007	648,024	0.021	1,906,856
0.4	5,254,179	1.99	336,167	4.80	810,856	0.073	3,834,447	0.009	457,425	0.024	1,239,934
1	2,651,248	3.34	284,705	6.67	568,557	0.109	2,882,065	0.013	332,148	0.032	842,354
2	1,478,944	4.86	231,902	8.78	417,488	0.136	2,018,478	0.016	242,695	0.039	583,784
3	936,197	6.26	188,425	10.69	321,768	0.160	1,495,949	0.020	190,928	0.047	440,696

San Pablo - La Union Inferred

Au Cut off g/t	Tonnes	Au g/t	Au Oz	Ag g/t	Ag Oz	Cu%	CuKg	Pb%	PbKg	Zn%	Zn Kgs.
0.20	3,225,681	0.92	95,383	3.16	327,621	0.037	1,208,482	0.005	175,455	0.017	559,966
0.40	1,515,252	1.65	80,383	4.27	208,023	0.058	880,270	0.007	108,477	0.021	317,218
1.00	680,531	2.91	63,371	5.67	124,059	0.084	569,652	0.009	60,424	0.026	178,047
2.00	349,774	4.37	49,144	6.72	75,571	0.105	366,046	0.011	38,947	0.032	111,417
3.00	227,225	5.40	39,450	7.92	57,860	0.115	261,613	0.013	29,889	0.037	84,312

La Purisma Inferred

Au Cut off g/t	Tonnes	Au g/t	Au Oz	Ag g/t	Ag Oz	Cu%	CuKg	Pb%	PbKg	Zn%	Zn Kgs.
0.20	1,902,000	3.62	221,063	4.67	285,578	0.081	1,540,620	0.017	323,340	0.064	1,217,280
0.40	1,900,000	3.62	221,136	4.81	293,830	0.084	1,596,000	0.017	323,000	0.066	1,254,000
1.00	1,766,712	3.83	217,324	4.64	263,732	0.082	1,448,704	0.017	300,341	0.062	1,095,361
2.00	1,119,202	5.30	188,951	5.63	202,732	0.103	1,152,778	0.019	212,648	0.063	705,097
3.00	800,824	6.34	163,239	5.85	150,726	0.114	912,939	0.021	168,173	0.073	584,602

The above resource estimate has been prepared using industry standard methods and software in accordance with the necessary requirements in order to calculate a reliable resource estimate. There can be no assurance that a full Technical Report commissioned under Canadian Standard NI 43-101 will reflect the same results. There can be no assurance that the Company will be able to extract the value of the resources indicated in the table above.

In addition to the recent resource estimate described above, in 2012, the Company commissioned a Technical report under Canadian standards NI-43-101 to define resource at San Jose de Gracia which can be viewed in more detail in the Technical report dated December 31, 2012 at http://dynaresource.com/2012/12/30/december-31-2012-2012-dynamexico-luna-cam-42-101-technical-report-updated/.

The following tables summarizes (1) the underground resource reflected in the 2012 Technical report referred to in the preceding paragraph, (2) the amount mining through December 2022, and (3) and the amount of that resource remaining at December 31, 2022:

43-101 UNDERGROUND RESOURCES 2011
	ORE	GRADE					CONTAINED
Au Cut off	tonnes	Au g/t	Ag g/t	Cu%	Pb%	Zn%	Au oz	Ag oz	Cu Kgs.	Pb Kgs.	Zn Kgs.
2.00	6,154,000	5.778	10.697	0.206	0.031	0.171	1,143,000	2,117,000	12,675,000	1,929,000	10,510,000

TOTAL MINING UNTIL DECEMBER 2022
Total Mining	511,750	9.287	3.628	0.059	0.060	0.364	152,802	59,700	299,485	307,333	1,862,021

The above resource estimate has been prepared using industry standard methods and software in accordance with the necessary requirements in order to calculate a reliable resource estimate. There can be no assurance that a full Technical Report commissioned under Canadian Standard NI 43-101 will reflect the same results. There can be no assurance that the Company will be able to extract the value of the resources indicated in the table(s) above.

ITEM 3. LEGAL PROCEEDINGS

2014 Arbitration Proceeding filed by Goldgroup Resources Inc.

On March 14, 2014, Goldgroup Resources, Inc., (“Goldgroup”), a former joint venture partner of the Registrant, filed for arbitration in the United States with the American Arbitration Association (“AAA”), seeking monetary and nonmonetary relief, and citing the Earn In/Option Agreement as the basis for its filing. On August 25, 2016, the AAA issued a ruling in favor of Goldgroup against the Company and DynaMéxico (the “Arbitration Award”). On May 9, 2019, the United States District Court for the District of Colorado (the “Colorado U.S. District Court”) confirmed the Arbitration Award.

On May 20, 2021, the Company and DynaMéxico agreed to release the $1.111 million bond that had been posted, and paid an additional $4,054 in interest, in full satisfaction of the monetary portion of the Arbitration Award. Since that time, the Company has fully performed the non-monetary portion of the Arbitration Award, which included the election of a Goldgroup designee to the board of DynaMéxico.

DynaResource de Mexico SA de CV Legal Update and Disclosure:

On March 3, 2023, Goldgroup Resources Inc. (“Goldgroup”) filed a formal notice with the México Federal Legal Authorities, which confirmed Goldgroup’s complete withdrawal of all legal claims in Mexico and under Mexican law against DynaResource de México SA de CV.

Goldgroup’s complete legal withdrawal is the result and culmination of 7 years of legal actions undertaken in Mexico by DynaMéxico. Accordingly, all matters before the courts in México with respect to DynaMéxico and Goldgroup Resources Inc. are fully resolved and are no longer subject to appeal.

Consequence of the México legal rulings and the Goldgroup legal withdrawal:

1.

The $48,280,808.34 USD damages award (dated October 05, 2015) in favor of DynaMéxico and against Goldgroup Resources Inc., confirmed by Mexican courts in 2019, is final, conclusive, and enforceable under Mexican law. Goldgroup Resources’ challenges to that award have been fully denied and the damages award is final.

2.	Goldgroup’s challenges to DynaMéxico’s share ownership have also been fully denied and consequently, under Mexican law, Goldgroup owns no shares in DynaMexico.

Mercuria Energy Trading S.A vs Mineras de DynaResource S.A. de C.V.

In 2020, Mercuria Energy Trading, S.A. (“Mercuria”) initiated an arbitration proceeding against Mineras de Dynaresource, S.A. de C.V. (“Mineras”), arising out of the earlier-terminated supply agreement between the parties. In January 2022, The arbitration panel awarded Mercuria the sum of US$1,822,674, plus interest at 2% over the quarterly compounded USD 3- month LIBOR rate, from February 2020 forward. In August 2022, the panel also assessed costs of the arbitration proceeding against Mineras, in the aggregate amount of £ 376,232.75. DynaResource has accrued $1,000,000 for the arbitration award and related costs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the OTC Markets under the symbol "DYNR". The following table sets forth, for the periods indicated, the high and low bid quotations which reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions. All amounts are denominated in U.S. dollars.

Year ended December 31, 2022	Low	High
First Quarter	1.23	1.90
Second Quarter	1.50	2.00
Third Quarter	1.29	2.39
Fourth Quarter	2.06	2.46
Year ended December 31, 2021	Low	High
First Quarter	0.57	1.00
Second Quarter	0.63	0.99
Third Quarter	0.77	2.45
Fourth Quarter	1.35	2.00

As of December 31, 2022, there were outstanding 22,246,654 shares of our common stock, which were held by approximately 434 shareholders of record. The number of shareholders of record does not include shareholders that hold their shares in street name or with a broker.

Dividend Policy

No cash dividends on the Company’s common stock have been declared or paid since the Company's inception. Payment of future dividends, if any, will be at the discretion of our Board of Directors after considering various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for growth. Our initial earnings, if any, will likely be retained to finance our growth. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

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

We currently conduct operations in México through our operating subsidiaries. We currently own 80% of the outstanding shares of DynaResource de México, S.A. de C.V. (“DynaMéxico”), of which 79% are held directly and 1% are held by the current CEO on behalf of DynaResoure, Inc., in compliance with Mexican law, and DynaMéxico currently holds 20% of its shares recovered from Goldgroup Resources Inc. as treasury shares. DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracía Property, in northern Sinaloa State, México. We also own 100% of Mineras de DynaResource S.A. de C.V. (“DynaMineras”), the exclusive operator of the San José de Gracía Project, under contract with DynaMéxico. DynaOperaciones is the exclusive management company for registered employees.

Project Improvements, Expansion and Increased Output (2017 to 2022)

The Company continues its business plan of operations at San Jose de Gracía, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces. Since January 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per 24-hour operating day, to a current 700 tons per 24-hour operating day. (Note the Summary of Test Mining and Pilot Mill Operations for 2018 to 2022 below).

Since January 2017, the Company has expended over $29.5 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s consolidated financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion	$7,093,000
Tailings Pond Expansion	1,464,000
Machinery and Equipment	2,315,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion – Tres Amigos	1,599,000
SIG Mining Concessions	2,014,000
Exploration and Developmental Drilling	2,484,000
Surface Rights and Permitting	793,000
Debt Retirement	3,528,000
Legal Fees	4,279,000
Total	$29,504,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (GAAP) requirements. The result of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of $11 million USD which is available to offset future taxable earnings.

Results for the Years Ended December 31, 2022 and 2021

Summary of Test Mining and Pilot Mill Operations for 2018 to 2022:

Year	Total Tonnes Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold Concentrates Sold(Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566
2022	137,740	8.18	88.05%	31,905	25,554

DynaMexico continued to increase its test underground mining activity and pilot milling operations in 2022 and increased output from 300 to 700 tons per 24-hour operating /day during the 4th quarter.

Test pilot operations in 2022 yielded 137,740 Tons mined and processed from underground test mining activity and pilot milling operations; and the production of approximately 31,905 gross Oz Au, and net of dry weight adjustments at the buyer’s facilities, the production of approximately 25,554 Oz Au. The Company reports net revenue of $39,757,460 net of buyer’s price discount and refining and treatment costs.

Test pilot operations in 2021 yielded 97,088 Tons mined and processed from underground test mining activity and pilot milling operations; and the production of approximately 26,728 gross Oz Au, and net of dry weight adjustments at the buyer’s facilities, the production of approximately 22,566 Oz Au. The Company reports net revenue of $35,886,046 net of buyer’s price discount and refining and treatment costs.

DynaMexico expects to continue its test underground mining activity and pilot milling operations in 2023; and projects the output of 700 tons per 24-hour operating day from the mine and mill in 2023.

REVENUE: Revenues for the years ended December 31, 2022, and 2021 were $39,767,460 and $35,886,046, respectively. The increase was the result of the increase in tonnage mined and processed as a result of expansion of the Tres Amigos mine in 2022 and the increase in milling capacity to 700 tons per day in the fourth quarter of 2022.  The increase in tonnage resulted in a slight drop in yield from 9.67 g/t Au in 2021 to 8.18 g/t Au in 2022.   Volume processed however increased from 266 tons per 24hr day in 2021 to 377 tons per day in 2022.  During 2022 Volume increased from 308 tons per day in the 1st quarter to 493 tons per day in the 4th quarter.   The Company anticipates running an average of 600 to 700 tons per day in 2023.

PRODUCTION COSTS RELATED TO SALES: Production costs related to sales for the years ended December 31, 2022, and 2021 were $4,413,649 and $2,909,401, respectively. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals product. This represents an increase in the cost per ounce recovered of milling from

$109 per OZ to $138 per OZ.  The increase was largely due to cost of bringing the new ball mills online and is expected to drop in 2023.

MINE PRODUCTION COSTS: Mine production costs for the years ended December 31, 2022, and 2021 were $6,500,974 and $3,965,467 respectively. These costs were directly related to the extraction of mine tonnage to be processed at the mill. The increase was a result of the increase in tonnage mined. Cost per ton rose from $45.57 per ton in 2021 to $47.98 per ton in 2022.

MINE EXPLORATION COSTS: Mine exploration costs for the years ended December 31, 2022, and 2021 were $5,707,832 and $5,198,057, respectively. These were the costs of extracting waste material to reach the materials to be extracted for processing. The increase was a result of the increase in volume.  However, the percentage of waste tonnage dropped from 49.2% of total tonnage mined in 2021 to 45.6% in 2022.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the years ended December 31, 2022, and 2021 were $6,058,588 and $1,478,725, respectively. These were the costs associated with the expansion of the mining facilities.  Primary costs in 2022 were the purchase and installation of the two new ball mills and the construction of a new tailings pond. These are cost which would normally have been treated as capital expenditures under U.S. GAAP but the Company is required to expense because of the lack of proven and probable reserves.

EXPLORATION DRILLING:  Exploration drilling expenses for the years ended December 31, 2022 and 2021 were $2,484,072 and $0, respectively.  The Company began a new drilling program in 2022 to update its National Instrument 43-101 reserve report.

TRANSPORTATION: Transportation costs for the years ended December 31, 2022, and 2021 were $2,261,681 and $1,330,414, respectively. These were the costs of transporting the product to the customer for treatment and sale. The increase was a result with the overall increase in production and sales and the general increase in fuel and trucking costs.

CAMP, WAREHOUSE AND FACILITIES: Camp, warehouse and facility cost for the years ended December 31, 2022, and 2021 were $4,403,660 and $2,913,832, respectively. These were the support costs of the mining facilities including housing, food, security and warehouse operations. The increase was a result of the increase in personnel from the increase in operations.

PROPERTY HOLDING COSTS: Property holding costs for the years ended December 31, 2022, and 2021 were $149,571 and $127,731, respectively. These costs were concessions taxes, leases on land and other direct costs of maintaining the property. The current costs consist only of core concessions and the reduced area of the Francisco Arturo concession.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the years ended December 31, 2022, and 2021 were $4,134,902 and $3,738,250 respectively. These were the costs of operating the Company not directly associated with the mine operations including management, accounting, and legal expenses.

STOCK COMPENSATION EXPENSE: Stock compensation expense for the years ended December 31, 2022 and 2021 was $881,250 and $1,005,223, respectively.

OTHER INCOME (EXPENSE): Other income (expense) for the years ended December 31, 2022, and 2021 was $1,336,841 and $(4,622,364), respectively. Included in this category in 2022 was interest expense of $(450,324), change in derivative liability of $1,726,497, currency transaction gain of $58,426, and other income of  $2,242. Included in this category in 2021 was interest expense of $(1,573,125), change in derivative liability of $(2,186,912), currency transaction gain of $247,712, an arbitration award payment of $(1,111,111) and other income of $1,072. The decrease in derivative liability is the result of two of the derivatives expiring due to the maturity of the underlying securities. See Item See Legal Proceedings for discussion of the arbitration award payment.

OTHER COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the years ended December 31, 2022, and 2021 consisted of unrealized currency gains (losses) of $359,743 and $(685,757), respectively. The current year change is due to the variances in the peso exchange rates throughout the two years.

Liquidity and Capital Resources

As of December 31, 2022, the Company had working capital of $11,789,578, comprised of current assets of $33,123,955 and current liabilities of $21,334,377. This represented an increase of$10,661,867 from the working capital maintained by the Company of $1,347,711 as of December 31, 2021. The primary reason for the increase is the cash, inventory and receivables from the Company’s operating profit and from funds raised by the issuance of common stock.

Net cash provided by (used in) operations for the year ended December 31, 2022 was $(1,781,225) compared to $17,516,205 in the year ended December 31, 2021. The decrease is largely due to the drop in net income and the increase in exploration activities and an increase in working capital.

Net cash provided by (used) in investing activities for the years ended December 31, 2022, and 2021 was $0 and $0, respectively. In 2022 and 2021, expenditures necessary for the expansion of mining operations totaling $6,058,588 and $1,478,725 respectively which would normally have been included in this category were expensed due to the Company’s lack of proven and probable reserves.

Net cash provided by (used in) financing activities for the year ended December 31, 2022, was $4,778,958 compared to $(2,557,721) for the year ended December 31, 2021. The 2022 funds are the result of the issuance of common stock due to the exercise of stock warrants. The 2021 usage was for the retirement of Series D debt.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes the Company continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall 2015 at the rate of approximately 100 tons per 24-hour operating day from the mine and approximately the same output from the processing plant. Over the past seven years, the Company has gradually increased its output to approximately 300 tons per 24-hour operating day from the mines and processing plant. In 2023, the Company projects to complete its next phase of expansion to reach the output of approximately 700 tons per 24-hour operating day from the mine and the processing plant.

The Company funds its general and administrative expenses in the U.S. from its Mexican operations. The Company believes that cash on hand, and including cash flow generated from its current operations, is adequate to fund its ongoing general and administrative expenses through 2023.

Capital Expenditures

The Company’s primary activities relate to the test mining and pilot milling operations of the SJG property through its Mexican subsidiaries.

Exploration Stage

The Company is an exploration stage issuer has started extraction without determining mineral reserves.

Exploitation Amendment Agreement (“EAA”)

On May 15, 2013, DynaMineras entered into an Exploitation Amendment Agreement (“EAA”) with DynaMéxico. The EAA grants to DynaMineras the right to finance, explore, develop and exploit the SJG Property, in exchange for: (A) Reimbursement of all costs associated with financing, maintenance, exploration, development and exploitation of the SJG Property, which costs are to be charged and billed by DynaMineras to DynaMéxico; and, (B) After Item (A) above, the receipt by DynaMineras of 75% of gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, to the point that DynaMineras has received 200% of its advanced funds; and, (C) after items (A) and (B) above; the receipt by DynaMineras of 50% of all gross receipts received by DynaMéxico from the sale of all minerals produced from SJG, and throughout the term of the EAA; and, (D) in addition to Items (A), (B), and (C) above, DynaMineras shall receive a 2.5% NSR (“Net Smelter Royalty”) on all minerals sold from SJG over the term of the EAA. The total Advances made by DynaMineras to DynaMéxico as of December 31, 2014 is $4,025,000. The EAA is the third and latest Amendment to the original Contract Mining Services and Mineral Production Agreement (the “Operating Agreement”), which was previously entered into by DynaMineras with DynaMéxico in April 2005, wherein DynaMineras was named the Exclusive Operating Entity at SJG. The Operating Agreement was previously amended in September 2006 (the “First Amendment”) and amended again at July 15, 2011 (the “Second Amendment”). The Term of the Second Amendment is 20 years, and the EAA (Third Amendment) provides for the continuation of the 20 Year Term from the date of the Second Amendment (July 15, 2011). The agreement was terminated in October 2021 and all operations consolidated into Dyna Mexico.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated into and forming an integral part of this Form 10-K are the audited consolidated financial statements for the Company for the years ended December 31, 2022 and 2021. The consolidated financial statements as of December 31, 2022 and 2021 of the Company included in this Form 10-K have been audited by Armanino LLP, an independent registered public accounting firm, as set forth in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

DynaResource, Inc.

Irving, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DynaResource, Inc. (the "Company") and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Derivative Liabilities

As described in Note 10 to the consolidated financial statements, the derivative liabilities represent the embedded conversion features of the Series D Warrants. The Company has classified the derivative liabilities as Level 3 liabilities and the fair value of the liabilities are evaluated each reporting period. As of December 31, 2022, the derivative liabilities were $2,172,417. The derivative liabilities include both quantitative and qualitative components. The calculation of the fair value of the derivative liabilities used a Black-Scholes pricing model. Key components of the fair value calculation included: the annual volatility rate, the risk-free rate, the remaining term, and the fair value of the underlying common stock.

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

April 17, 2023

DYNARESOURCE, INC. CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 and 2021

	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$19,177,138	$15,719,238
Accounts receivable	724,642	577,118
Inventories	2,720,811	2,110,203
Foreign tax receivable	9,355,863	4,742,180
Other current assets	1,145,501	667,742
Total current assets	33,123,955	23,816,481

Property and equipment (net of accumulated depreciation of $119,154 and $116,425)	-	2,729
Right-of-use assets, net	550,473	648,381
Mining concessions	4,132,678	4,132,678
Deferred tax asset	2,970,410	-
Other assets	165,396	162,174

TOTAL ASSETS	$40,942,912	$28,762,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,057,880	$1,275,679
Accrued expenses	5,756,961	5,440,204
Customer advances	9,350,000	9,250,000
Derivative liabilities	2,334,377	3,898,914
Convertible notes payable	-	543,279
Current portion of operating lease payable	28,868	98,169
Installment notes payable	1,968,251	1,962,525
Total current liabilities	21,334,377	22,468,770

Operating lease payable, less current portion	558,914	587,782

TOTAL LIABILITIES	21,893,291	23,056,552
TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY (DEFICIT)	-	-
Preferred Stock, Series A, $0.0001 par value, 1,000 shares authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 40,000,000 and 40,000,000 shares authorized 22,246,654 and 18,091,293 issued and outstanding	222,467	180,913
Preferred rights	40,000	40,000
Additional paid-in-capital	56,889,031	50,632,400
Treasury stock, 12,180 and 12,180 shares	(34,773)	(34,773)
Accumulated other comprehensive income	112,078	(247,665)
Accumulated deficit	(44,036,663)	(50,722,465)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,192,141	(151,589)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$40,942,912	$28,762,443

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
REVENUE COSTS AND EXPENSES OF MINING OPERATION	$39,767,460	$35,886,046
Production cost applicable to sales	4,413,649	2,909,401
Mine production costs	6,500,975	3,965,467
Mine exploration costs	5,707,832	5,198,057
Facilities expansion costs	6,058,588	1,478,725
Exploration Drilling	2,484,072	-
Camp, warehouse and facilities	4,403,660	2,913,832
Transportation	2,261,681	1,330,414
Property holding costs	149,571	127,731
Stock Compensation Expense	881,250	1,005,223
General and administrative	4,134,902	3,768,250
Depreciation and amortization	2,729	3,249
TOTAL OPERATING EXPENSES	36,998,909	22,700,349
NET OPERATING INCOME	2,768,551	13,185,697

OTHER INCOME (EXPENSE)
Foreign currency gains (loss)	58,426	247,712
Interest expense	(450,324)	(1,573,125)
Derivatives mark-to-market gain (loss)	1,726,497	(2,186,912)
Arbitration award expense	-	(1,111,111)
Other income (expense)	2,242	1,072
TOTAL OTHER INCOME (EXPENSE)	1,336,841	(4,622,364)

NET INCOME BEFORE TAXES	4,105,392	8,563,333
PROVISION FOR INCOME TAXES (BENEFIT)	(2,580,410)	28,970

NET INCOME	$6,685,802	$8,534,363

DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(234,299)	(188,699)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,451,503	$8,345,664

EARNINGS PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Income per common share	$0.33	$0.47
Weighted average shares outstanding – Basic	19,456,765	17,797,528

Diluted Income per common share	$0.29	$0.47
Weighted average shares outstanding – Diluted	22,890,246	17,797,528

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	359,743	(685,757)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	359,743	(685,757)

TOTAL COMPREHENSIVE INCOME	$7,045,545	$7,848,606

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

Balance January 1, 2021	1,000	$1	17,722,825	$177,228	1	$40,000	$50,407,333	516,480	$(1,474,486)	$438,092	$(59,256,828)	$(9,668,660)

Treasury Stock Issued for Services							(434,490)	(504,300)	1,439,713			1,005,223

Stock Warrants Exercised			368,468	3,685			659,557					663,242

Other Comprehensive Income										(685,757)		(685,757)

Net Income (Loss)											8,534,363	8,534,363

Balance, December 31, 2021	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(247,665)	$(50,722,465)	$(151,589)

Stock Issued for Services			1,500,000	15,000			866,250					881,250

Stock Warrants Exercised			2,655,361	26,554			5,390,381					5,416,935

Other Comprehensive Income										359,743		359,743

Net Income (Loss)											6,685,802	6,685,802

Balance, December 31, 2022	1000	$1	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$112,078	$(44,036,663)	$13,192,141

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income	$6,685,802	$8,534,363
Adjustments to reconcile net income to cash used in operating activities
Derivatives mark-to-market (gain) loss	(1,726,497)	2,186,912
Depreciation and amortization	2,729	3,249
Right-of-use assets, amortization	97,908	86,839
Amortization of loan discount	-	755,214
Stock issued for services	881,250	1,005,223
Deferred tax asset	(2,970,410)	-
Change in operating assets and liabilities
Accounts receivable	(147,524)	263,625
Inventories	(610,608)	(1,506,236)
Foreign tax receivable	(4,613,683)	(2,562,266)
Appeal bond	-	1,111,111
Other assets	(480,981)	(85,875)
Accounts payable	782,201	(998,332)
Accrued expenses	96,757	2,055,111
Customer advances	100,000	6,750,000
Operating lease liabilities	(98,169)	(82,733)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,781,225)	17,516,205

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock warrants	5,416,935	3,685
Payments of convertible notes	(543,279)	(2,500,000)
Payments of long-term debt	(94,698)	(61,406)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,778,958	(2,557,721)

Effects of foreign currency exchange	460,167	(743,262)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,457,900	14,215,222
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,719,238	1,504,016
CASH AND CASH EQUIVILANTS AT END OF PERIOD	$19,177,138	$15,719,238

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$63,277	$583,144
Cash paid for income taxes	$28,970	$-

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

In 2000, the Company formed a wholly owned subsidiary, DynaResource de México S.A. de C.V., chartered in México (“DynaMéxico”). This Company was formed to acquire, invest in and develop resource properties in México. DynaMéxico owns a portfolio of mining concessions that currently includes its interests in the San José de Gracía Project (“SJG”) in northern Sinaloa State, México. The SJG District covers 9,920 hectares (24,513 acres) on the west side of the Sierra Madre mountain range. DynaUSA currently owns 80% of the outstanding capital of DynaMéxico, 79% directly and 1% held by the current CEO on behalf of the Company, in compliance with Mexican law. DynaMéxico currently holds 20% of the Shares of DynaMéxico as treasury shares, after complete foreclosure and recovery of those shares on February 20, 2020 from Goldgroup Resources Inc., a wholly owned subsidiary of Goldgroup Mining Inc. Vancouver, BC (“Goldgroup”).

In 2005, the Company formed DynaResource Operaciones de San Jose De Gracía S.A. de C.V. (“DynaOperaciones”) as an operating subsidiary to manage registered employees, and acquired effective control of Mineras de DynaResource, S.A. de C.V. (formerly Minera Finesterre S.A. de C.V., “DynaMineras”). In 2020 the Company moved its registered employees from DynaOperaciones to DynaMexico in compliance with changes in Mexican employment law. The Company owns 100% of DynaMineras and 100% of DynaOperaciones.

The Company elected to become a voluntary reporting issuer in Canada in order to avail itself of Canadian regulations regarding reporting for mining properties and, more specifically, National Instrument 43-101 (“NI 43-101”). This regulation sets forth standards for reporting resources in a mineral property and is a standard recognized in the mining industry.

Reclassifications and Adjustments

Certain financial statement reclassifications have been made to prior period balances to reflect the current period’s presentation format, such reclassifications had no impact on the Company’s consolidated statements of income or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2022, the Company had $ 18,375,699 of deposits in U.S. Banks in excess of the FDIC limit. The Company does not believe it is at a risk of loss on cash.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of December 31, 2022, and 2021, respectively, no allowance has been made. During the year ended December 31, 2021 the Company recorded a $381,871 bad debt write off of receivables from a former customer of the Company. At, December 31, 2022 management believes all accounts receivable are fully collectable.

Inventories

Inventories are carried at the lower of cost or net realizable value and consist of mined tonnage, gravity and flotation concentrates, and gravity tailings or flotation feed material. The inventories were $2,720,811 and $2,110,203 as of December 31, 2022 and December 31, 2021, respectively.

Foreign Tax Receivable

Foreign Tax Receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered to the company in Mexico and paid by the company. Under certain circumstances, these taxes are recoverable by filing a tax return and application for reimbursement. IVA amounts charged to and paid by the company are recorded and carried as receivables until the funds are collected by the company. The total amounts of the IVA receivable as of December 31, 2022 and December 31, 2021 were

$9,355,863 and $4,742,180, respectively. In 2022, the Company recovered $403,308 of the IVA receivable.

Exploration Stage

According to Section 1300 of Regulation S-K, the Registrant is an exploration stage issuer with an exploration stage property since it does not have proven and probable reserves as defined in Section 1300 and does not have a preliminary or final feasibility study.

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

Mineral Properties Interests

Mineral property interests include acquired interests in development and exploration stage properties, which are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, such as with the San Jose de Gracía Property, capitalized costs and mineral property interests are amortized using the straight-line method once proven and probable reserves are extracted. As of December 31, 2022, the mining interests have been in the pilot production stage and therefore, no amortization has been expensed. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San Jose de Gracía property (“SJG”), the basis of which will be amotized once proven and probable reserves are extracted on the unit of production method based on estimated recoverable resources. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis is completed as needed, and at least annually. As of the date of this filing, no events have occurred that would require write-down of any assets. As of December 31, 2022, and 2021, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the years ended December 31, 2022 and 2021 (Mexican Pesos per one U.S. dollar):

		Dec 31, 2022	Dec 31, 2021
Current exchange rate	Pesos	19.48	20.48
Weighted average exchange rate for the period ended	Pesos	20.11	20.29

The Company recorded currency transaction gains (losses) of $58,426 for the year ended December 31, 2022 and $247,712 for the year ended December 31, 2021.

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

Uncertain Tax Position

The Company is subject to income taxes in the U.S. and other foreign jurisdictions, with respect to which some of the outcome is uncertain. The evaluation of the Company’s uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. Although management believes the Company’s reserves are reasonable, no assurance can be given that the final outcome of these uncertainties will not be different from that which is reflected in the Company’s reserves. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. Any tax benefit that is or has been reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note 6.

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

Revenue Recognition

The Company accounts for revenue recognition under ASC 606 “ Revenue from contracts with customers”. The Company generates revenue by selling gold and silver mineral concentrate from its mining operations. The Company recognizes revenue for gold and silver concentrate production, net of treatment and refining costs, when it satisfies the performance obligation of transferring control of the concentrate to the customer. This is generally when the material is delivered to the customer facility for treatment and processing as the customer has the ability to direct the use of and obtain substantially all the remaining benefits from the material and the customer has the risk of loss.

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

As of December 31, 2022, there are $9,350,000 in customer advances for payments received during the period for contracts expected to be settled in 2023.

During the years ended December 31, 2022, and December 31, 2021, there was $9,250,000 and $1,500,000 of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and $0 of customer deposits refunded to the customer due to order cancellation.

As of and for the year ended December 31, 2022, and December 31, 2021, there are no deferred contract costs or commissions.

We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the concentrate.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables and installment notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The carrying amount of installment notes payable debt approximates fair value due to the relationship between the interest rate on installment notes payable debt and the Company’s incremental risk adjusted borrowing rate.

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

The Company had warrants outstanding to purchase 892,165 shares of common stock at December 31, 2022 which upon exercise, would result in the issuance of 892,165 shares of common stock. These warrants are exercisable at $0.01 per share

The Company’s Series C Preferred Stock including outstanding dividends is convertible into 2,643,082 shares of Common Stock at December 31, 2022.  The Company’s Series D Preferred including outstanding dividends is convertible into 790,400 shares of common stock at December 31, 2022.

The Company had warrants outstanding (the 2015 Warrant) to purchase 2,657,895 shares of common stock at December 31, 2021 which upon exercise, would result in the issuance of 3,060,998 shares of common stock. Of these warrants 2,168,745 were exercisable at $2.04 per share and 892,165 were exercisable at $0.01 per share. The Company also had convertible debt instruments as of December 31, 2021 which, upon conversion at $2.50 per share, would result in the issuance of 217,312 shares of common stock.

	Years ended December 31
	2022	2021
Net income (loss) attributable to common shareholders	$6,744,654	$8,345,664
Shares:
Weighted average number of common shares outstanding, Basic	19,456,765	17,797,528

Weighted average number of common shares outstanding, Diluted	22,890,246	17,797,528

Basic income (loss) per share	$0.33	$0.47

Diluted income (loss) per share	$0.29	$0.47

Diluted Earnings Per Share is calculated as follows:

Dec 31,
2022
Net income attributable to common shareholders	$6,451,503

Deemed Dividends of Series C Preferred Stock	173,499
Deemed Dividends of Series D Preferred Stock	60,800

Adjusted Diluted Earnings	$6,685,802

Weighted average number of share outstanding - Basic	19,456,765

Series C Preferred Stock Common Stock Equivalent	2,643,082
Series D Preferred Stock Common Stock Equivalent	790,400

Weighted average number of share outstanding - Diluted	22,890,246

Diluted Earnings Per Share	$0.29

At December 31, 2022, 892,165 of potentially dilutive common stock related to outstanding warrants were excluded from the diluted earnings per share calculation as the net income impact of the converted shares would cause earnings per share to increase, therefore their effect would be antidilutive.

At December 31, 2021, 2,168,833 shares of potentially dilutive common stock related to outstanding stock warrants and 217,312 shares of potentially dilutive common stock related to convertible debt were excluded from the diluted earnings per share calculation, using the treasury stock method, because the exercise and conversion prices exceeded the average stock price and therefore their effect would be anti-dilutive. In addition, at December 31, 2021, 892,165 of potentially dilutive common stock related to outstanding warrants were excluded from the diluted earnings per share calculation as the net income impact of the converted shares would cause earnings per share to increase, therefore their effect would be antidilutive.

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

NOTE 2 – INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances at December 31, 2022 and 2021, respectively, were as follows:

	2022	2021
Mined Tonnage	$2,610,116	$2,042,633
Gold-Silver Concentrates	110,695	67,570
Total Inventories	$2,720,811	$2,110,203

NOTE 3 – PROPERTY Property consists of the following at December 31, 2022 and 2021:

	2022	2021

Leasehold improvements	$9,340	$9,340
Office equipment	31,012	31,012
Office furniture and fixtures	78,802	78,802
Sub-total	119,154	119,154
Less: Accumulated depreciation	(119,154)	(116,425)
Total Property	$-	$2,729

Depreciation and amortization has been provided over each asset’s estimated useful life. Depreciation and amortization expense was $ 2,729 and $3,249 for the years ended December 31, 2022 and 2021 respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the San Jose de Gracía (“SJG”) concessions. Mining Concessions were $4,132,678 and $4,132,678 at December 31, 2022 and December 31, 2021, respectively. As we are an exploration stage company, there was no depletion expense for the years ended December 31, 2022 and 2021.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

Notes Payable – Series I

In April and May 2013, the Company entered into note agreements with shareholders in the principal amount of $1,495,000, of which $340,000 was converted to preferred shares within the same year, netting proceeds of $1,155,000 (the “Series I Notes”). The Series I Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears.

The Series I Note holders retained the option, at any time prior to maturity or prepayment, to convert any unpaid principal and accrued interest into Common Stock at $2.50 per share. If the Series I Note is converted into Common Stock, at the time of conversion, the holder would also receive warrants, in the same number as the number of common shares received upon conversion, to purchase additional common shares of the Company for $7.50 per share, with such warrants expiring one year from their conversion date.

The Notes originally matured on December 31, 2015.  The notes were extended multiple times including some interest payments being rolled into the principal.  At December 31, 2021, six Series I Notes remained outstanding with a total balance of $455,905.

On July 1, 2022 the remaining Series I Notes were paid off in full in cash.  None of the notes were converted into common stock and no stock warrants were issued.

Notes Payable – Series II

In 2013 and 2014, the Company entered into additional note agreements of $199,808 and $250,000, respectively (the “Series II Notes”) with similar terms as the Series I Notes. The Series II Notes bear simple interest at twelve and a half percent (12.5%), accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The Note holder retained the option to at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $2.50 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring one year from their conversion date.

The Notes originally matured on December 31, 2015.   The notes were extended multiple times including some interest payments being rolled into principal.  At December 31, 2021, two Series II notes remained outstanding with a balance of $87,374.

On July 1, 2022 the remaining Series II Notes were paid off in full in cash.  None of the notes were converted into common stock and no stock warrants were issued.

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

	December 31,	December 31,
	2022	2021

Federal Net Operating Loss Carryforwards	$509,711	$4,653,402
Foreign Net Operating Loss Carryforwards	2,459,782	7,674,197
Other	917	862
Total Deferred Tax Asset	2,970,410	12,328,461
Less Valuation Allowance	-	(12,328,461)
Net Deferred Tax Asset	$2,970,410	$-

The Company's pre-tax income (loss) by jurisdiction was as follows for the years ending December 31, 2022 and December 31, 2021

	December 31,	December 31,
	2022	2021

Domestic	$3,221,618	$(10,064,644)
Foreign	883,774	18,627,977
Total	$4,105,392	$8,563,333

The provision for income taxes for continuing operations for the year ended December 31, 2022 and December 31, 2021 consist of the following

	December 31,	December 31,
	2022	2021
Current income taxes
Federal	$220,000	$-
State	-	-
Foreign	170,000	28,970
Total current income taxes	$390,000	$28,970

Deferred income taxes
Federal	$(510,629)	$-
State	-	-
Foreign	(2,459,781)	-
Total deferred income taxes	$(2,970,410)	-

Total income tax expense (benefit)	$(2,580,410)	$28,970

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate is shown below. Income tax expense for the year ended December 31, 2022 includes state minimum taxes, permanent differences, and deferred tax assets for which a full valuation allowance has been released. A corresponding tax benefit  is included for the year ended December 31, 2022 to reflect the release in the valuation allowance.

	December 31,	December 31,
	2022	2021
Tax Expense at statutory federal rate of 21%	$808,560	$1,798,300
Permanent Differences	927,343	501,707
Foreign Rate Differential	56,580	1,103,990
GILTI NOL Impact	145,913	-
GILTI NOL Adjustment – Previously Offset by Valuation Allowance	7,781,388	-
Change in Valuation Allowance	(12,328,462)	$(1,143,877)
Other	28,268	$(2,231,150)
Income tax expense (benefit)	$(2,580,410)	$28,970

The net deferred tax asset and benefit for the current year is generated primarily from cumulative net operating loss carryforward, which totals approximately $11 million at December 31, 2022.

	December 31,	December 31,
	2022	2021
United States Expiring 2029 to 2037	$-	$16,400,000
United States Indefinite Limited to 80%	2,800,000	2,700,000
Foreign NOLs	8,200,000	12,500,000

	$11,000,000	$31,600,000

At December 31, 2022, our carryforwards available to offset US federal future taxable income consisted of net operating loss (“NOL”) carryforwards of approximately $2.8 million pre-tax, all of which, has no expiration date. Future NOL utilization will be subject to the 80-percent of taxable income limitation, as all remaining NOLs have been generated after 2017 and the passage of the Tax Cuts and Jobs Act of 2017. The Company’s Mexico net operating losses of $8.2M pre-tax are subject to a ten-year carryforward period and the Company anticipates utilizing all of its Mexico NOL in future years before expiration.

During the year ended December 31, 2022, the valuation allowance was released. The Company believes a full valuation allowance against the net deferred tax asset is no longer warranted based on the positive evidence in recent years. Such positive evidence includes no longer being in a three-year cumulative losses, the rising prices in gold, utilization of current year tax attributes, and projected taxable income in the future.

Our practice is to recognize interest and penalties related to income taxes in income tax expense in continuing operations, as incurred. We did not have any uncertain tax benefits or interest and penalties related to uncertain tax benefits as of December 31, 2022.

The Company is subject to income taxes in the US federal jurisdiction as well as Mexico. The Company is no longer subject to US federal, state and local tax examinations by tax authorities for years prior to fiscal year 2021. The Company began utilizing its NOL in 2021. The statute of limitations began when the Company filed its 2021 US Federal Tax Return. The Company is no longer subject to Mexican tax examinations for years prior to fiscal year 2017.  The Company is currently not under audit by any tax authority.

The Company has not provided U.S. income taxes and foreign withholding taxes, on its cumulative earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which one thousand (1,000) shares shall be designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock, and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of December 31, 2022, 15,265,008 of Preferred Stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In 2007, the Company issued 1,000 shares of Series A Preferred Stock to its current CEO. At December 31, 2022 and December 31, 2021, there were 1,000 shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Stock

At December 31, 2022 and December 31, 2021, there were 1,734,992 and 1,734,992 Series C Preferred shares outstanding, respectively. These Series C Preferred Shares are convertible to common shares at $2.04 per share, redeemable on demand and include anti-dilution protection on both the Preferred Series C and the 2,655,361 of Common Stock acquired through the exercise of the Series C stock warrants in June 2022.  The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The Dividend is calculated at 4.0% of $4,337,480 payable annually on June 30. At December 31, 2022, dividends for the years 2017 to 2022 totaling $1,053,777 were in arrears.

Due to the nature of this transaction as mandatorily redeemable by the Company at the election of the Series C preferred stock shareholder at maturity, the Series C Senior Convertible Preferred Shares are classified as “temporary equity” on the balance sheet.

The 2015 Warrant - Attached to the Series C Preferred Stock issued in 2015 were 2,000,000 warrants, described as the “2015 Warrant” which gave the holder the right to purchase common shares at $2.50 per share. After anti-dilution protection, these warrants became 2,166,527 warrants to purchase common shares at $2.04 and on June 28, 2022, the 2015 Warrant was exercised.

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

(a)

A convertible promissory note (the “Golden Post Note”) payable to Golden Post in the principal amount of $2,500,000, bearing interest at 10%, and maturing two years from the date of execution. The Golden Post Note was convertible, at the option of Golden Post, into shares of Series D Senior Convertible Preferred Stock (the “Series D Preferred”) at a conversion price of $2.00 per share: and

(b)

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

At December 31, 2022 and December 31, 2021, there were 760,000 and 760,000 Series D Preferred shares outstanding, respectively. These Series D Preferred Shares are convertible to common shares at $2.00 per share, through October 18, 2026. The Series D Preferred Shares carry a 4% per annum dividend and in arrears. The Dividend is calculated at 4.0% of $1,520,000 payable annually on October 18. At December 31, 2022, $60,800 dividends were in arrears.

Due to the nature of this transaction as mandatorily redeemable by the Company at the election of the Series D preferred stock holder at maturity, the Series D preferred shares are classified as “temporary equity” on the balance sheet.

Due to underlying anti-dilutive provisions contained in the Series C Preferred Stock and the 2015 Warrant, the Company incurred derivative liabilities. On May 14, 2020 in connection with the Series D Convertible Note financing, the expiration date for the Series C Preferred Stock and the 2015 Warrant were extended to June 30, 2022. In addition, a new derivative liability was incurred due to the issuance of warrants for kicker shares. At December 31, 2021, the total derivative liability was $ 3,898,914 which included $1,019,431 for the Series C Preferred Stock, and $1,320,380 in connection with the 2015 Warrant and $ 1,559,103 in connection with the warrants for kicker shares in connection with the Series D financing.  The 2015 Warrant was exercised at June 28, 2022 ending the related derivative liability.  The Series C Preferred Stock became payable on demand when not converted on June 30, 2022 extinguishing the associated derivative liability. At December 31, 2022 the remaining derivative liability was $2,172,417 in connection with the warrants for kicker shares in connection with the Series D financing. The deemed dividends for the years ending December 31, 2022, and December 31, 2021 were $234,299 and $188,699, respectively. As the Company has not declared these dividends, it is required only as an item “below” the net income (loss) amount on the accompanying consolidated statements of income (loss).

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock, the 1,734,992 authorized shares designated as Series C Preferred Shares and 3,000,000 authorized shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 15,265,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2022 and December 31, 2021, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2022 and December 31, 2021, there were 22,246,654 and 18,091,293 common stock shares outstanding, respectively. No dividends were paid for the years ended December 31, 2022 and 2021, respectively.

Preferred Rights

In 2003, the Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San Jose de Gracía Pilot Production Plant and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity in accompanying consolidated balance sheets. As of December 31, 2022, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2022 and 2021, respectively.

Stock Issuances

On June 28, 2022, the Company issued 2,655,361 shares of common stock upon the exercise of the 2,166,775 warrants by one warrant holder for $2.04 a share.  There shares carry the antidilution provision of the Series C Preferred stock.

On December 28, 2022, the Compensation Committee approved performance based common stock awards to employees, directors and consultants of the Issuer for performance based compensation. The stock awards approved were issued to each of the individuals/entities and vested 25% immediately with the remainder vesting 25% each year on December 31 for the next three years, subject to resignation or termination provisions. The awards totaled 1,500,00 shares and the Company recorded stock compensation expense of $881,250 representing value of the 25% of shares that vested in 2022.

On October 18, 2021, five warrant holders exercised a total of 368,468 warrants to purchase 368,468 shares of common stock for $0.01 a share.

Treasury Stock

During the year ending December 31, 2022, there were no treasury stock transactions.

During the year ending December 31, 2021, 504,300 treasury shares were transferred for services provided to the Company. At December 31, 2022 and 2021, 12,180 treasury shares remained held by the Company.

Warrants

2022 Activity

On June 28, 2022, one warrant holder exercised 2,166,775 warrants to purchase 2,655,361 shares of common stock for $2.04 a share.  These shares carry the antidilution provisions of the Series C preferred Stock.

At December 31, 2022, the Company had a total of 892,165 warrants outstanding.

2021 Activity

On October 18, 2021, five warrant holders exercised a total of 368,468 warrant to purchase 368,468 shares of common stock for $0.01 a share.

At December 2021, the Company had a total of 3,060,998 warrants outstanding.

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price per share	Life (Years)	Value
Balance at December 31, 2020	3,429,466	$1.30	4.33
Exercise of 2020 warrants	(368,468)	$0.01
Balance at December 31, 2021	3,060,998	$1.46	2.79
Exercise of the 2015 warrant	(2,166,775)	$2.04
Forfeiture of the 2015 warrant	(2,058)	$-		-
Balance at December 31, 2022	892,165	$0.01	7.37
Exercisable at December 31, 2022	892,165	$0.01	7.37	-

NOTE 8 – STOCK BASED COMPENSATION

On December 28, 2022, the Company issued 1,500,000 shares of restricted common stock to certain key employees and consultants.  The shares were 25% vested at issuance and vest an additional 25% on December 28, 2023, 2024, and 2025. The shares were valued at the closing stock price of $2.35 on the date of issuance and accounted for under ASC 718. Stock compensation expense for the year ended December 31, 2022 was $881,250 representing the 25% vested portion of the total stock value. At December 31, 2022, deferred compensation totaling $2,643,750 will be expensed pro rata upon vesting.

NOTE 9 – RELATED PARTY TRANSACTIONS

Restricted Stock Awards

The Compensation Committee approved stock awards to employees, directors and consultants of the Company for performance based compensation. The stock awards approved were issued to each of the individuals/entities and vested 25% immediately and the remainder vest 25% each year on December 31 for the next three years, subject to resignation or termination provisions. The awards totaled 150,000 shares of which 475,000 were awarded to officers and/or directors.

Dynacap Group Ltd.

The Company paid $184,583 and $285,999 to Dynacap Group, Ltd., an entity formerly controlled by the current CEO of the Company, for consulting and other services during the years ended December 31, 2022 and 2021, respectively.

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Update

2014 Arbitration Proceeding filed by Goldgroup Resources Inc.

On March 14, 2014, Goldgroup Resources, Inc. ("Goldgroup") filed for arbitration in the United States with the American Arbitration Association (“AAA”), seeking monetary and nonmonetary relief, and citing the Earn In/Option Agreement as the basis for its filing. On August 25, 2016, the AAA issued a ruling in favor of Goldgroup against the Company and DynaMéxico (the “Arbitration Award”). On May 9, 2019, the United States District Court for the District of Colorado (the “Colorado U.S. District Court”) confirmed the Arbitration Award.

On May 20, 2021, the Company and DynaMéxico agreed to release the $1.111 million bond that had been posted, and paid an additional $4,054 in interest, in full satisfaction of the monetary portion of the Arbitration Award. Since that time, the Company has fully performed the non-monetary portion of the Arbitration Award, which included the election of a Goldgroup designee to the board of DynaMéxico.

DynaResource de Mexico SA de CV Legal Update & Disclosure:

On March 3, 2023, Goldgroup Resources Inc. (“Goldgroup”)  filed a formal notice with the México Federal Legal Authorities, which confirmed Goldgroup’s complete withdrawal of all legal claims in Mexico and under Mexican law against DynaResource de México SA de CV.

Goldgroup’s complete legal withdrawal is the result and culmination of 7 years of legal actions undertaken in Mexico by DynaMéxico. Accordingly, all matters before the courts in México with respect to DynaMéxico and Goldgroup Resources Inc. are fully resolved and are no longer subject to appeal.

Consequence of the México legal ruling and the Goldgroup legal withdrawal:

1.       The $48,280,808.34 USD damages award (dated October 05, 2015) in favor of DynaMéxico and against Goldgroup Resources Inc., confirmed by Mexican courts in 2019, is final, conclusive, and enforceable under Mexican law.  Goldgroup Resources’ challenges to that award have been fully denied and the damages award is final.

2.       Goldgroup’s challenges to DynaMéxico’s share ownership have also been fully denied and consequently, under Mexican law, Goldgroup owns no shares in DynaMéxico.

Mercuria Energy Trading S.A vs Mineras de DynaResource S.A. de C.V.

In 2020, Mercuria Energy Trading, S.A. (“Mercuria”) initiated an arbitration proceeding against Mineras de Dynaresource, S.A. de C.V. (“Mineras”), arising out of the earlier-terminated supply agreement between the parties. In January 2022, The arbitration panel awarded Mercuria the sum of US$1,822,674, plus interest at 2% over the quarterly compounded USD 3- month LIBOR rate, from February 2020 forward. In August 2022, the panel also assessed costs of the arbitration proceeding against Mineras, in the aggregate amount of £ 376,232.75. DynaResource has accrued $1,000,000 for the arbitration award and related costs.

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras of $1,359,443 pesos adjusted for inflation based on the Mexico minimum wage increase commencing in 2014. Rent was $3,678,437 Pesos (approx. $183,000 USD) for the year ended December 31, 2022. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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

The Company determines if a contract is or contains a lease at inception. As of December 31, 2022, the Company has two operating leases - a six- and one-half year lease for office space with a remaining term of one month and a twenty-year ground lease in association with its México mining operations with a remaining term of eleven years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease cost are as follows:
Year Ended December 31, 2022
Operating Lease – Office Lease	$88,043
Operating Lease – Ground Lease	91,334
Short Term Lease Costs	17,711
Variable Lease Costs	91,590
TOTAL	$288,678

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	10.0
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending December 31:

YEAR
2023	$101,499
2024	96,896
2025	99,803
2026	102,797
2027	105,881
Thereafter	579,003
Total	$1,085,879
Less Imputed Interest	(498,097)
OPERATING LEASE LIABILITY	$587,782

NOTE 11 - DERIVATIVE LIABILITIES

Series C Preferred Stock

As discussed in Note 7, the Company analyzed the embedded conversion features of the Series C Preferred Stock and determined that the conversion feature qualified as embedded derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or  liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 (see “Note 12”) and used an equity simulation model to determine the value of conversion feature of the Series C Preferred Stock based on the assumptions below:

	2022	2021
Annual volatility rate	0%	147%
Risk free rate	4.41%	0.73%
Remaining Term	0.00 years	0.50 years
Fair Value of common stock	$2.44	$1.75

For the years ended December 31, 2022 and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the nine and twelve months ended December 31, 2022 and December 31, 2021.

2015 Warrant

As discussed in Note 7, the Company analyzed the embedded conversion features of the Series C Preferred Stock and determined that the 2015 Warrant (issued at the same time as the Series C Preferred Stock) qualified as a derivative liability and is required to be accounted for as such. The Company performed a valuation applying the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 (see note 12) and used an equity simulation model to determine the value of the 2015 Warrant based on the assumptions below:

	2022	2021
Annual volatility rate	0%	147%
Risk free rate	4.41%	0.73%
Remaining Term	0.00 years	0.50 years
Fair Value of common stock	$2.44	$1.75

For the years ended December 31, 2022, and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the periods ended December 31, 2022, and December 31, 2021.

Period Ended	2022	2021
Fair value of derivative (warrant), beginning of period	$1,320,380	$817,613
Change in fair value of derivative	(1,320,380)	502,767
Fair value of derivative on the date of issuance	-	-
Fair value of derivative (warrant), end of period	$-	$1,320,380

The 2015 Warrant was exercised on June 28, 2022. Warrants issued with the Notes convertible into Series D Preferred

As discussed in Note 7, the Company analyzed the conversion features of the promissory notes convertible into Series D Preferred and determined that the 2020 warrants and remaining purchaser warrants  issued with such notes qualified as a derivative liability. The fair value was required to be allocated among the notes, the notes’ conversion features, and the 2020 warrants and remaining purchaser warrants, and then remeasured at each reporting date. The Company performed a valuation of the conversion feature of the 2020 warrants and remaining purchaser warrants. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 (see “Note 11”) and used an equity simulation model to determine the value of conversion feature of the Warrants issued with the notes convertible into Series D Preferred based on the assumptions below:

	2022	2021
Annual volatility rate	116%	147%
Risk free rate	4.41%	0.73%
Remaining Term	7.37 years	8.37 years
Fair Value of common stock	$2.44	$1.75

For the years ended December 31, 2022 and December 31, 2021, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the  twelve months ended December 31, 2022 and December 31, 2021.

Period Ended	2022	2021
Fair value of derivative (warrants), beginning of period	$1,559,103	$952,634
Exercise of warrants	-	(659,558)
Change in fair value of derivative	613,314	1,266,027
Fair value of derivative (warrants), end of period	$2,172,417	$1,559,103

Period Ended	2022	2021
Fair value of derivative (stock), beginning of period	$1,019,431	$601,313
Change in fair value of derivative	(1,019,431)	418,118
Fair value of derivative on the date of issuance	-	-
Fair value of derivative (stock), end of period	$-	$1,019,431

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

As of December 31, 2022, and December 31, 2021, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 10.

		Quoted Prices in Active Markets
		For		Significant
		Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
Fair Value Measurement at December 31, 2022:		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$2,172,417	—	—	$2,172,417
Totals	$2,172,417	$—	$—	$2,172,417
Fair Value Measurement at December 31, 2021:
Liabilities:
Derivative Liabilities	$3,898,914	—	—	$3,898,914
Totals	$3,898,914	$—	$—	$3,898,914

NOTE 13 – REVENUE CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the years ended December 31, 2022 and 2021, one and three customers accounted for 100% of revenue, respectively. At December 31, 2022 and 2021, one and one customers accounted for 100% of accounts receivable, respectively.

NOTE 14 – NOTES PAYABLE

In June 2018, the Company entered into financing agreements for the unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2017 and the period ending June 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% payment of $347,826 and financed the balance over 36 months at 22%.

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda for a reduction in the liability equal to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes at unpaid principal amount and accrues interest on a monthly basis. At December 31, 2022, $1,572,972 of accrued interest on the notes was included in accrued liabilities on the accompanying consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the San Jose de Gracia core mining concessions in the amount of $ 299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the years ended December 31, 2022, and December 31, 2021:
Balance December 31, 2020	$2,081,435
Exchange Rate Adjustment	(57,504)
2021 Principal Payments	(61,406)
Balance December 31, 2021	1,962,525
Exchange Rate Adjustment	100,424
2022 Principal Payments	(94,698)
Balance December 31, 2022	$1,968,251

NOTE 15 – REVOLVING CREDIT LINE FACILITY

On February 4, 2021 Mineras de DynaResource SA de CV (“Seller”) entered into a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL”), with a commercial buyer. The RCL was assigned from Mineras to DynaMexico in March 2022 and in December 2022 it was extended for one year. Under the terms of the RCL:

•	The Company will deliver 100% of its produced concentrates to the buyer and provider of the RCL, through December 31, 2022; unless extended by the Company;
•	An initial RCL was established by buyer in the amount of $3.75M USD;
•	At May 1, 2021, the RCL increased to an amount equal to 80% of prior 3 month’s revenue;
•	Each successive month, the RCL shall be adjusted according to the company’s prior 3 month’s revenue;
•	The RCL shall never be less than $3.75M USD;
•	The RCL will be interest free for 45 days;
•	The RCL is to be repaid through deliveries of Concentrates or Cash within 120 days; The RCL is included under Customer Advances on the consolidate balance sheet,

Deposits under Revolving Credit Line Facility

Under the terms of the RCL, Mineras de DynaResource received the following advances from the buyer:

(1)	$2.50M advance on February 4, 2021. Settled on March 26, 2021.
(2)	$3.75M advance on March 30, 2021. Settled on May 12, 2021.
(3)	$3.75M advance on May 12, 2021. Settled on June 16, 2021.
(4)	$6.75M advance on June 18, 2021. Settled on August 5, 2021.
(5)	$8.25M advance on August 9, 2021. Settled on September 27, 2021
(6)	$8.25M advance on September 29, 2021. Settled on November 17, 2021
(7)	$8.25M advance on November 19, 2021. Settled on December 30, 2021
(8)	$9.25 M advance on December 30, 2021. Settled on February 25, 2022
(9)	$8.175M advance on February 25, 2022. Settled on March 30, 2022
(10)	$7.875M advance on March 30, 2022. Settled on May 13, 2022
(11)	$8.875M advance on May 19, 2020. Settled on June 27, 2022
(12)	$8.75M advance on June 28, 2022. Settled on August 15, 2022
(13)	$7.80M advance on August 19, 2022. Settled on September 28, 2022
(14)	$7.7375M advance on September 29, 2022. Settled on November 15, 2022
(15)	$8.25M advance on November 14, 2022. Settled on December 28, 2022
(16)	$9.35 advance on December 28, 2022.

NOTE 16 – SUBSEQUENT EVENTS

On January 31, 2023, the Company entered in a 52 month extension on its office lease where the Company is headquartered in Irving, Texas. The term of the new lease commences on or about April 15, 2023 or when the finish out of the additional two offices is complete, and expires 52 months later. The new lease requires monthly lease payments of approximately $10,000 after the four-month rent abatement period.

The Company has evaluated events from December 31, 2022, through the date whereupon the consolidated financial statements were issued, and has described below the events subsequent to the end of the period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2022. Based on its evaluation, our management concluded that, as of December 31, 2022, our internal controls over financial reporting were effective.

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

Name	Age	Position	Held Since
K. W. (“K.D.”) Diepholz	65	Chairman of The Board	May 1995
222 W. Las Colinas Blvd		CEO/President; CFO;	May 1997
Suite 1910 N. Tower		Treasurer	May 1997
Irving, Texas 75039

Dr. Jose Vargas Lugo	62	Director of Operations - México, President - México	August 2011
Enrique Dunant Y5 de Mayo #963		Director	August 2013
Fracc, Los Parques
Guamuchil, Sin CP 81460

John C. Wasserman	83	Independent Director	December, 2014
222 W. Las Colinas Blvd.
Suite 1910 North Tower
Irving, Texas 75039

Dale G. Petrini	68	Independent Director	December 2016
222 W. Las Colinas Blvd
Suite 1901 North Tower
Irving, TX. 75039

Philip K. Rose	34	Independent Director	July 2015
222 W. Las Colinas Blvd.
Suite 1910 North Tower
Irving, TX. 75039

Bradford J. Saulter	63	Vice President – Investor Relations	May 1998
7618 Straits Lane
Rowlett, Texas 75088

Rene L.F. Mladosich	59	General Manager at San Jose de Gracía	October 2019
Sierra Grande #134		Director	July 2022
Fraccionamiento Lomas de
Mazatlán, Sinaloa 82110

Praxedis Martinez	75	Senior Consultant – Plant Operations	July 2017
Sierra Grande #134
Fraccionamiento Lomas de Mazatlán, Sinaloa 82110
Praxedis Martinez

K.W. (“K.D.”) Diepholz. Mr. Diepholz has been involved in the resource sectors, primarily as an investor/entrepreneur, since 1980. He founded KWD Properties Corp. an Oil and Gas exploration and production company in 1983 and served as an executive manager to this Oil and Gas concern, and as a General partner to several limited partnerships. Mr. Diepholz has served in a variety of capacities with DynaResource, Inc. from 1994 to the present, and has served as Chairman of the Board, President, CEO, CFO, and Treasurer for more than the past 20 years. Mr. Diepholz has special skills in the areas of negotiation, business development, project planning and management, corporate financing, acquisition analysis, investment program interpretation and structuring, and executive management. Mr. Diepholz has been instrumental to the Company in the negotiations of the following: the acquisition of 24.9% Net Profits Interest in the San José de Gracía in 1995; the acquisition of an additional 25% interest in San José de Gracía in 1998; the acquisition and consolidation of 100% of the rights to the San José de Gracía from prior owners, culminating in March 2000; the acquisition and consolidation of several outstanding Concessions at the San José de Gracía from previous Mexican owners during 2000- 2003; the direction and management of the test mining and pilot mill operations at San José de Gracía during 2003-2006; the negotiation of the Stock Purchase/Earn In Agreement in 2006; the negotiation of the surface rights agreement with the Santa Maria Ejido in 2013; the negotiation of the financing agreement with Golden Post Rail, LLC, and the general financing of, and the general management of the Company since inception. In addition to his roles with the Company, Mr. Diepholz serves as Chairman and CEO of DynaResource Nevada, Inc., an affiliated company, and as President of DynaNevada de México, a wholly owned subsidiary of DynaResource Nevada Inc. Mr. Diepholz is also the current President of the following subsidiaries of the Company in México: DynaResource de México, Mineras de DynaResource, and DynaResource Operaciones.

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

Mr. Mladosich holds a B.S. degree from the University of Sonora, where he was awarded First of the Class 6 times; and Mr. Mladosich studied 1 year of metallurgy in the Master’s Degree work program at the University. Mr. Mladosich speaks fluent Spanish and English and has studied French under the French Embassy Program in Mexico.

Mr. Mladosich was named General Manager at SJG in January 2016 – June 2017, and again in October 2019.

Dr. Jose Vargas Lugo . Dr. Vargas is a licensed physician who graduated from the Universidad Nacional Autonoma de México (UNAM) and is a 4th year law student at Universidad Autonoma de Sinaloa (UAS). Dr. Vargas commenced his involvement with the mining business with Minera Industrial Peñoles as a Medical Assistant to the Mining Services Division of Peñoles in Fresnillo, Zacatecas. Since 1993, Dr. Vargas has been a supplier of industrial goods and services in and around the municipalities of Sinaloa de Leyva and Mocorito Sinaloa. Dr. Vargas has worked with companies such as Compañia Minera El Rosarito, which was conducting operations at San Jose de Gracía during the period 1993 – 1995. Dr. Vargas later provided services and supplies to Mineras Finesterre at San Jose de Gracía, and to Minera Pangea, which was owned by Queenstake Resources, then Nevada Pacific, and now US. Gold. Dr. Vargas began working with DynaResource de México in spring 2000; as it commenced activities to acquire and consolidate the San Jose de Gracía District. Over more than the past 10 years, Dr. Vargas has proven to be an integral part of the Company’s activities at San Jose de Gracía and in Sinaloa State, involved in all facets of the Company’s business. Dr. Vargas has proven instrumental in the areas of public relations, community relations, governmental affairs, environmental matters, and overall management of the company’s business activities in México.

John C. Wasserman. Mr. Wasserman is a Partner with Wasserman, Bryan, Landry & Honold, LLP Law firm, Perrysburg Ohio. He is a stockholder of the Company and brings the following credentials to the Board of Directors:

University of Detroit (PHB); Ohio State University, Law School (JD) – Graduate work in business administration; University of Toledo – Undergraduate and Graduate work in business administration; Admitted to practice before Ohio Supreme Court, U.S. Supreme Court, U.S. District Court for Northern District of Ohio, Sixth Circuit U.S. Court of Appeals; Member, Ohio State, Lucas County, Ohio (past President) and Toledo, Ohio Bar Associations; Board Member, Corporate and Board Secretary, Blue Water Satellite, Inc.; Board Member, TechTol of Toledo, Inc.; Member and current chair of the City of Waterville, Ohio Planning Commission; Member of the ten year Plan Committee of Waterville, Ohio; Member, Past Board Member, Secretary Treasurer and President of Toledo, Ohio Rotary; Past Assistant District Governor, Area 4 of District 6600 of Rotary International; Member of Timberlake Investments, LLC, an investment LLC; Board Member, Victory Center of Toledo, Ohio; Member, Succession Committee, DynaResource, Inc.; Member/Managing Partner/Member, numerous LLCs/Partnerships for real estate developments and investments.

Mr. Wasserman has been employed with the Ohio Attorney General office, as Special Counsel; and with Ohio Bureau of Unemployment, as Hearing Officer; and as a Former Acting Judge, Maumee, Ohio, Municipal Court; Past Toledo, Ohio Exchange Club Member (President). Mr. Wasserman was selected one of Jaycees Top Ten Young men of Toledo, Ohio; was Co Author – Management Considerations of a Business Entity in the Environment of Chapter XI Reorganization Proceedings Under the New Federal Bankruptcy Code Effective October 1, 1979 published in Midwest Business Administration Association; was an Expert witness in real estate mandamus case: Lucas County Common Pleas Court, State ex rel Ad Hoc Committee of Waterville Citizens for Initiative and Referendum Petitions, Etc., Realtor vs. City of Waterville and Dale Knepper, Clerk of Council, City of Waterville, Respondents, Case No. CI-2013-1137.

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

Philip K. Rose. Mr. Rose is a 2011 graduate of Texas Christian University in Fort Worth, Texas and is a Partner at Cross Tie Capital, Ltd, a Texas family investment office. Mr. Rose’s focus is primarily on alternative assets. Through this role, Mr. Rose serves in various operating roles of Cross Tie’s portfolio companies, including COO of Horton World Solutions, a thermoplastic composites manufacturing company, and Managing Partner of KMO Burger, LLC, a quick-serve restaurant holding company. He is also responsible for investment origination, asset management and disposition oversight of Cross Tie’s holdings. Mr. Rose has extensive experience in private investments, in a variety of asset classes and a broad array of investment structures. He is also a member of the firm’s investment committee. Mr. Rose is the appointee to the Board of Directors by Golden Post, LLC., the holder of the Series C convertible preferred shares.

Key Employees and Consultants

Praxedis Martinez (Senior Engineer – Advisor)

College: UNIVERSIDAD DE GUANAJUATO, Guanajuato, Gto. 1964-1969. Degree: Mine Engineer and metallurgist.

Graduate School: Escuela de Graduados en Administración INSTITUTO TECNOLÓGICO Y DE ESTUDIOS SUPERIORES DE MONTERREY, México, D.F. 1978-1980

Degree: MBA.

Company CÍA Minera La Campana, S.A. DE C.V. , Reforma Mine. Group: Peñoles; Engineering Department Assistant; Dec. 1969- Feb. 1970; Shift Foreman, March 1969- Dec. 1971; Supervision of mine exploration and development works such as tunnels, crosscuts and raise shafts; Stope preparation works, Stope exploitation; Mercurio Mexicano, SA. De C.V., Tiro General mine Superintendent, January 1972- Dec. 1972, Responsible for the operation of Tiro General Mine;

Servicios Industriales Peñoles, Briquetting plant Construction and other construction works inside the lead smelter of Met – Mex Peñoles in Torreon, Resident engineer, January 1973- December 1973; Responsible for supervising several contractor’s works.

Praxedis Martinez Ramos Company, Mining and ore sales, ore concentration and concentrates sales. Mine plant equipment fabrication. Metallurgical consulting and laboratory testing. Mineral Perlite expansion, January 1974 – July 1993, which during this time, in society with Mr. José Luis Martínez, exploited 6 different mines located in Zacatecas, Durango, and Coahuila States. In one of them, his company operated a flotation plant. In some of these mines the ore was sold as extracted to the Met-Mex Peñoles Smelter in Torreón; from some other mines the ore would be concentrated in custom flotation plants and the concentrates then sold to the Smelter; and in other cases, the ore was concentrated in the company’s own plant, a small shop for Mine Plant Equipment was started and operated, a Mineral Perlite expansion furnace was set up, and continued working until Dec. 2003.

Desarrollos Mineros del Centro, SA. De CV., Luismin, Metallurgical Research Manager, August 1993 – January 1998, Responsible for the Research Area, which included the following laboratories: Assay, Water analysis, Metallurgical, Pilot Plant, Biotechnology, Tests were done in Flotation, Bottle roll cyanidation, Column Cyanidation Acid leach, Filtration, Thickening, Gold diagnostic leach, Mass balance, Work index (Wi) determination, Equipment calculation, Statistical analysis of plant operation, Ore Bio-oxidation, Ore Bioleaching. The Biotechnology testing was done in cooperation with Little Bear and McClelland Labs, and with Dr. Corale Bryerley as consultant.

Praxedis Martinez Ramon, Mineral Perlite expansion, Metallurgical consulting, February 1998 – December 2004. During this period, Mr. Martinez continued to operate the Perlite expansion furnace. Also, metallurgical consulting to several miners and mining Companies including Minas de San Luis;

Servicios Administrativos Luismin, SA de CV., Metallurgical troubleshooting in the Goldcorp Mexico plants, New projects metallurgical research design and supervision, January 2005 – June 2008, Part of the Technical Services Direction team, reporting to the Metallurgical manager.

SGS, Durango Laboratory, Planning and supervising test work for the different clients’ projects in Mexico, July 2008 – June 2013, together with the heads of the different section of the lab, examining the samples of ore that needed testing different of routine work.

La Salle University (ULSA), in the Laguna region, teaching in the mining and construction career, August 2013 to date.

Praxedis Martinez Ramos, Private mining and metallurgical consulting, July 2013 to date. Consulting to Mineras de DynaResource SA de CV., since May 2017 to date, mainly in the plant expansion project at San Jose de Gracía.

Bradford J. Saulter (VP. – Shareholder Relations). Attended University of Texas, Austin, Texas; Marketing Department of Metagram, Inc., a Dallas National Marketing Company; Regional Manager for Lugar, Lynch, & Associates, A Dallas Financial Services Company, Involved in Sales & Marketing of Various Investment Products; Independent Marketing Consultant; Series 22 & 63 Securities License; Vice President / Marketing - Dynacap Group Ltd. (1992 - Present); Director: Farm Partners, Inc. (1992 - Present), Vice President – Investor Relations - DynaResource, Inc., Dallas, Texas (1995 to present).

Involvement in Certain Legal Proceedings

To the knowledge of the Company, none of the events specified in Regulation S-K, Item 401(f), has occurred during the past 10 years that are material to an evaluation of the ability or integrity of any director, executive officer, or person nominated to become a director or executive officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following officers received the following compensation for the years ended December 31, 2022, and 2021. These officers(*) do not have employment contracts with the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total compensation	Market Value of Shares Not Vested
K.W. (“K.D.”) Diepholz,	2022	$426,000	$53,250	$411,250	None	$889,500	$1,281,000
CEO/President	2021	$254,167	$224,375	$792,000	None	$1,270,542	None

Dr. Jose Vargas Lugo; EVP.,	2022	$92,027	$44,008	$58,750	None	$194,785	$183,000
President of México Operation	2021	$87,558	None	None	None	$87,558	None

Rene L.F. Mladosich;	2022	$141,251	$100,310	$132,188	None	$373,749	$411,750
GM of San Jose de Gracía Project	2021	$118,302	None	$99,000	None	$217,302	None

Bradford J. Saulter	2022	$90,000	$3,750	$22,031	None	$115,781	$68,625
VP., Investor Relations	2021	$90,000	None	None	None	$90,000	None

The Compensation Committee approved stock awards to employees, directors and consultants of the Issuer for performance based compensation. The stock awards approved were issued to each of the individuals/entities and vested 25% immediately and the remainder vest 25% each years on December 31 for the next three years, subject to resignation or termination provisions. None of the officers have employment agreements with the Company.

The following directors received the following compensation for the years ended December 31, 2022, and 2021.

Name of Director	Year	Salary	Bonus	Stock Awards	All Other Compensation *	Total compensation	Market Value of Shares Not Vested

Dale Petrini	2022	None	None	$44,063	$25,000	$25,000	$109,688
Director	2021	None	None	None	None	None	None

John C. Wasserman	2022	None	None	$44,063	$25,000	$25,000	$109,688
Director	2021	None	None	None	None	None	None

 * Payments made for services

Stock Issued to Officers and Directors

The Compensation Committee approved stock awards to employees, directors and consultants of the Issuer for performance based compensation. The stock awards approved were issued to each of the individuals/entities and vested 25% immediately and the remainder vest 25% each year on December 31 for the next three years, subject to resignation or termination provisions. The awards totaled 1,500,00 shares of which 475,000 were awarded to officers and/or directors.

Officers and directors received the following stock as compensation during the year ended December 31, 2022:

Koy W (“K.D.”) Diephotz	700,000 shares of Common Stock
Rene L.F. Mladosich	225,000 shares of Common Stock
Dr. Jose Vargas Lugo	100,000 shares of Common Stock

John Wasserman	75,000 shares of Common Stock

Dale Petrini	75,000 shares of Common Stock

The Compensation Committee approved stock awards to employees, directors and consultants of the Issuer for performance based compensation. The stock awards approved were issued to each of the individuals/entities and vested 25% immediately and the remainder vest 25% each year on December 31 for the next three years, subject to resignation or termination provisions.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is comprised of three independent directors: Dale Petrini, John C. Wasserman, and Phillip Rose. None of the Compensation Committee members has ever been an officer or employee of the Company or had any relationship requiring disclosure under any paragraph of Reg. S-K, Item 404.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of common stock of the Company as of December 31, 2022. The following table sets forth the information based on 22,246,654 (1) common shares issued and outstanding as of December 31, 2022.

COMMON STOCK	Beneficial Owner	Address	Common Shares (1) (2)		Percent Ownership

Common Stock	K.W. (“K.D.”) Diepholz	222 W. Las Colinas Blvd.
	Chairman / CEO	Suite 1910 North Tower
		Irving, Texas 75039	2,965,100		13.33%

Common Stock	Gareth Nichol	Denver, Colorado	2,646,922		11.90%

Common Stock	Dr. Jose Vargas Lugo	Plutarco Elías Calles 47
	EVP, Director	Guamúchil Sin. Mex. 81450	374,508		1.68%

Common Stock	Rene L.F. Mladosich	Hermosillo, Sonora México
	EVP; Director		275,000		1.24%

Common Stock	Bradford J. Saulter	222 W. Las Colinas Blvd.
	VP., Investor Relations	Suite 1910 North Tower
		Irving, Texas 75039	161,939		0.73%

Common Stock	John C. Wasserman	Waterville, Ohio 43566
	Director;		279,317		1.26%

Common Stock	Dale G. Petrini	Houston, Texas 77027
	Director		262,689		1.18%

Common Stock	Matt Rose	Westlake, Texas	2,908,740	(3)	13.07%

**	Philip A. Rose (4)	Westlake, Texas
	Director

	All Officers, Directors and Beneficial owners as a Group holders)		9,874,215		44.39%

(1)	Does Not Include (i) 1,734,992 shares of common stock issuable upon the conversion of 1,734,992 shares of Series C Convertible Preferred Stock, which are currently convertible.
(2)	Does not include 760,000 shares of common stock issuable upon the conversion of 760,000 share of Series D Convertible Preferred Stock, which is currently convertible.
(3)	Does not include 892,165 shares of common stock issuable upon the exercise of a cashless warrant which is exercisable.
(4)	Mr. Rose is a Director of the Company, elected by the holder of the Series C Preferred Shares.

No officer or director holds options which are either (a) vested or (b) will vest within 60 days.

OPTIONS/WARRANTS

The officers and directors and those 5% beneficial owners held the following options/warrants as of December 31, 2022:

None.

Equity Compensation Plan Information.

The only equity compensation plans the Company has in effect are certain stock awards that the Compensation Committee approved for employees, directors, and consultants of the Issuer as performance-based compensation.

The Compensation Committee approved stock awards to employees, directors and consultants of the Issuer for performance based compensation. The stock awards approved were issued to each of the individuals/entities and vested 25% immediately and the remainder vest 25% each year on December 31 for the next three years, subject to resignation or termination provisions. A summary of the restricted stock awards follows:

Plan Category	Number of Securities to be Issued Upon exercise of options, warrants or rights	Weighted Average exercise Price of outstanding options, warrants or rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation not approved by security holders	1,500,000	N/A	1,125,000
Total	1,500,000	N/A	1,125,000

PREFERRED SHARES (SERIES A)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series “A”	K.W. (“K.D.”) Diepholz, CEO	1303 Regency Court Southlake, Texas76092	1,000	100.0%

PREFERRED SHARES (SERIES C)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series “C”	Golden Post Rail LLC.	1110 Post Oak Place Westlake, Texas 76262	1,734,992	100.0%

PREFERRED SHARES (SERIES D)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series “D”	Dale Petrini.	29 Bash Pl Houston, TX 77027	50,000	6.58%

Series “D”	Gareth Nichol	5 Greenridge Rd Village Co 80111	500,000	65.79%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dynacap Group Ltd.

The Company paid $184,583 and $285,999 to Dynacap Group, Ltd. an entity formerly controlled by the CEO of the Company, for consulting and other fees during the years ended December 31, 2022 and 2021, respectively.

Director Independence.

The Board of Directors has determined that Dale Petrini, Phillip Rose, and John Wasserman are independent directors under the definition adopted by NASDAQ in its listing rules.

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Armanino LLP, San Ramon, CA, Auditor Firm ID: 32

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual consolidated financial statements and review of the consolidated financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2022 and 2021 was $130,748 and $222,202, respectively.

(2) Audit Related Fees None.

(3) Tax Fees None.

(4) All Other Fees None.

(5) Audit Committee Policies and Procedures

The Company’s compensation committee serves as the audit committee.

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

3.1.1

Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 8, 1997 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.1, File No. 000-30371)

3.1.2

First Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 13, 1998 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.2, File No. 000-30371)

3.1.3

Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 3, 2007 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.3, File No. 000-30371)

3.1.4

Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 15, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.4, File No. 000-30371)

3.1.5

Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on November 28, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.5, File No. 000-30371)

3.1.6

Certificate of Designation of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on August 28, 2013 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.6, File No. 000-30371)

3.1.7	Amended and Restated Bylaws of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.7, File No. 000-30371)
3.1.8

Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 15, 2020 (incorporated by reference from the Current Report on Form 8 K filed with the SEC on July 2, 2020, Exhibit 3.1, File No. 001 33190)

3.1.9

First Amendment to the Amended and Restated Bylaws of the Company of the Company dated June 29, 2015 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 23, 2015, Exhibit 3.1, File No. 000-30371)

3.1.10

Certificate of Elimination of the Series B Convertible Preferred Stock (incorporated by reference from the Current Report of Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.1. File No. 000-30371)

3.1.11

Certificate of Designation, filed with the Secretary of State of the State of Delaware on June 29, 2015 (incorporated by reference from the Current Report of Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.2. File No. 000-30371)

3.1.12	Registration Rights Agreement (incorporated by reference from the Current Report of Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.4. File No. 000-30371)
3.1.13

Certificate of Amendment to Certificate of Designations of the Powers, Preferences and relative, participating, optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series C Senior Convertible Preferred Stock (incorporated by reference from the Current Report of Form 8-K filed with the SEC on July 16, 2020, Exhibit 3.2. File No. 000-30371)

3.1.14	Certificate of Increase (incorporated by reference from the Current Report of Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.31. File No. 000-30371)
3.1.15	Certificate of Designations (incorporated by reference from the Current Report of Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.2. File No. 000-30371)
4.1	Description of Capital Stock (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 24, 2022, File No. 000-30371)
4.2	Promissory Note – Series I (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.1, File No. 000-30371)
4.3	Promissory Note – Series I Amendment (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.2, File No. 000-30371)
4.4	Promissory Note – Series II (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.3, File No. 000-30371)
4.5	Promissory Note – Series II Amendment (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.4, File No. 000-30371)
4.6	Promissory Note (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 8, 2015, Exhibit 4.1, File No. 000-30371)
4.7

Common Stock Purchase Warrant issued by the Company in connection with June 2015 financing (incorporated by reference from the Current Report of Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.3. File No. 000-30371)

4.10	Convertible Promissory Note with Golden Post Rail, LLC (incorporated by reference from the Current Report of Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.1. File No. 000-30371)
4.11	Convertible Promissory Note with other Purchasers (incorporated by reference from the Current Report of Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.2. File No. 000-30371)
4.12	Common Stock Purchase Warrant with Golden Post Rail, LLC (incorporated by reference from the Current Report of Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.3. File No. 000-30371)
4.13	Common Stock Purchase Warrant with other Purchasers (incorporated by reference from the Current Report of Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.4. File No. 000-30371)
4.14	Amendment to the June 30, 2015 Warrant (incorporated by reference from the Current Report of Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.5. File No. 000-30371)
4.15	Common Stock Purchase Warrant (incorporated by reference from the Current Report of Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.6. File No. 000-30371)
4.16	Amended and Restated Registration Rights Agreement (incorporated by reference from the Current Report of Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.7. File No. 000-30371)
10.1

April 15, 2005 Mining and Production Services Agreement between DynaResource de Mexico S.A. de C.V., a subsidiary of the Company, and Mineras de DynaResource S.A. de C.V., a subsidiary of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.1, File No. 000-30371)

10.2

September 15, 2006 Amending Agreement to the Mining Services Agreement between DynaResource de Mexico S.A. de C.V., a subsidiary of the Company, and Mineras de DynaResource S.A. de C.V., a subsidiary of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.2, File No. 000-30371)

10.3

July 15, 2011 Second Amendment to the Contract Mining Services and Mineral Production Agreement between DynaResource de Mexico S.A. de C.V., a subsidiary of the Company, and Mineras de DynaResource S.A. de C.V., a subsidiary of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.3, File No. 000-30371)

39

10.4

May 15, 2013 Exploitation Amendment (Third Amendment) to the Contract Mining Services and Mineral Production Agreement between DynaResource de Mexico S.A. de C.V., a subsidiary of the Company, and Mineras de DynaResource S.A. de C.V., a subsidiary of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.4, File No. 000-30371)

10.5

May 15, 2005 Provision of Personnel Services Agreement between Mineras de DynaResource S.A. de C.V., a subsidiary of the Company, and  DynaResource Operaciones de San Jose de Gracia, S.A. de C.V. , a subsidiary of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.5, File No. 000-30371)

10.6

September 15, 2006 Amending Agreement to Personnel Services Agreement between Mineras de DynaResource S.A. de C.V., a subsidiary of the Company, and  DynaResource Operaciones de San Jose de Gracia, S.A. de C.V. , a subsidiary of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.6, File No. 000-30371)

10.7

Securities Purchase Agreement, dated as of May 6, 2015, between the Company and Certain Purchasers (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 8, 2015, Exhibit 10.1, File No. 000-30371)

10.8

Voting and Support Agreement, dated as of May 6, 2015, between the Company and Certain Purchasers (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 8, 2015, Exhibit 10.2, File No. 000-30371)

10.9	Note Purchase Agreement (incorporated by reference from the Current Report of Form 8-K filed with the SEC on July 2, 2015, Exhibit 10.1. File No. 000-30371)
16.1	Letter regarding change in Registrant’s Certifying Accountant (incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 18, 2017, Exhibit 16.1, File No. 000-30371)
16.2	Letter regarding change in Registrant’s Certifying Accountant (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 8, 2020, Exhibit 16.1, File No. 000-30371)
21	List of subsidiaries of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 21, File No. 000-30371)
23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Koy W. Diepholz, principal executive officer.
31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Koy W. Diepholz, principal financial officer.
32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Koy W. Diepholz, chief accounting officer.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 are filed herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) for the years ended December 31, 2021, 2020 and 2019, (ii) the Audited Consolidated Balance Sheets as of December 31, 2021 and 2020, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (v) the Notes to the Audited Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

ITEM 16. 10K SUMMARY

Not Applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: April 17, 2023	By:	s/ K.W. (“K.D.”) Diepholz
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

April 17, 2023
Dated

