Form 10-Q
period 2023-03-31
DYNARESOURCE INC
filed 2023-05-15
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 12, 2023, there were 22,246,654 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

	2023 (Unaudited)	2022 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$19,104,208	$19,177,138
Accounts receivable	1,885,597	724,642
Inventories	2,348,881	2,720,811
Foreign tax receivable	10,900,843	9,355,863
Other current assets	1,401,709	1,145,501
Total current assets	35,641,238	33,123,955

Right-of-use assets, net	531,115	550,473
Mining concessions	4,132,678	4,132,678
Deferred tax asset	3,047,433	2,970,410
Other assets	170,959	165,396

TOTAL ASSETS	$43,523,423	$40,942,912

LIABILITIES. TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,169,896	$2,057,880
Accrued expenses	8,291,867	5,756,961
Customer advances	9,200,000	9,350,000
Derivative liabilities	2,002,983	2,172,417
Current portion of operating lease payable	27,032	28,868
Installment notes payable	2,127,196	1,968,251
Total current liabilities	23,818,974	21,334,377

Operating lease payable, less current portion	531,882	558,914

TOTAL LIABILITIES	24,350,856	21,893,291
TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Preferred Stock, Series A, $0.0001 par value, 1,000 shares authorized, issued and outstanding	1	1
Common Stock, $0.01 par value, 40,000,000 shares authorized 22,246,654 issued and outstanding	222,467	222,467
Preferred rights	40,000	40,000
Additional paid-in-capital	56,889,031	56,889,031
Treasury stock, 12,180 shares each period, at cost	(34,773)	(34,773)
Accumulated other comprehensive income	203,319	112,078
Accumulated deficit	(44,004,958)	(44,036,663)
TOTAL STOCKHOLDERS’ EQUITY	13,315,087	13,192,141

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$43,523,423	$40,942,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	2023	2022
REVENUE	$11,953,079	$10,492,503
COSTS AND EXPENSES OF MINING OPERATION
Production Cost Applicable to Sales	1,711,262	765,495
Mine Production Costs	2,529,437	1,227,884
Mine Exploration Costs	2,216,949	878,188
Facilities Expansion Costs	285,078	608,603
Exploration Drilling	497,400	487,615
Camp, Warehouse and Facilities	1,082,179	825,203
Transportation	746,063	390,640
Property Holding Costs	39,521	35,967
General and Administrative	2,965,593	1,026,355
Depreciation and Amortization	-	812
Total Operating Expenses	12,073,482	6,246,762
NET OPERATING INCOME (LOSS)	(120,403)	4,245,741

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	18,254	(2,402)
Interest Expense	(116,308)	(119,769)
Derivatives Mark-to-Market Gain	169,434	938,706
Other Income	3,705	526
TOTAL OTHER INCOME	75,085	817,061

NET INCOME (LOSS) BEFORE TAXES	(45,318)	5,062,802
INCOME TAX BENEFIT	77,023	-

NET INCOME	$31,705	$5,062,802

DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(58,575)	(58,575)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(26,870)	$5,004,227

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.

Basic Earnings (Loss) Per Common Share	$0.00	$0.28
Weighted Average Shares Outstanding - Basic	22,246,654	18,091,293

Diluted earnings (Loss) Per Common Share	$0.00	$0.27
Weighted Average Shares Outstanding - Diluted	22,246,654	18,983,458

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain (Loss)	91,241	(301,912)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	91,241	(301,912)

TOTAL COMPREHENSIVE INCOME	$122,946	$4,760,890

The accompanying notes are an integral part of these unaudited consolidated financial statements.

    DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

                      THREE MONTHS ENDED MARCH 31, 2022

										Other
	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals
Balance January 1, 2022	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(247,665)	$(50,722,465)	$(151,589)
Other Comprehensive (Loss)										(301,912)		(301,912)

Net Income											5,062,802	5,062,802

Balance, March 31, 2022	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(549,577)	$(45,659,663)	$4,609,301

THREE MONTHS ENDED MARCH 31, 2023

										Other
	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals
Balance January 1, 2023	1,000	$1	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$112,078	$(44,036,663)	$13,192,141
Other Comprehensive Income										91,241		91,241

Net Income											31,705	31,705

Balance, March 31, 2023	1,000	$1	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$203,319	$(44,004,958)	$13,315,087

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income	$31,705	$5,062,802
Adjustments to reconcile net income to cash used in operating activities
Change in Fair Value of Derivatives	(169,434)	(938,706)
Depreciation and Amortization	-	812
Deferred Taxes	(77,023)	-
Change in Operating Assets and Liabilities
Accounts Receivable	(1,160,955)	(701,274)
Inventories	371,930	(507,353)
Foreign Tax Receivable	(1,544,980)	(482,490)
Operating Lease Assets	19,358	23,517
Other Assets	(261,771)	(267,754)
Accounts Payable	112,016	(5,585)
Accrued Expenses	2,534,906	(668,718)
Customer Advances	(150,000)	(1,375,000)
Lease Liabilities	(28,868)	(35,939)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(323,116)	104,312

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Notes Payable	-	(36,165)
CASH FLOWS USED IN FINANCING ACTIVITIES	-	(36,165)

Effects of Foreign Currency	250,186	(245,876)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(72,930)	(177,729)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,177,138	15,719,238
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,104,208	15,541,509

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$-	$25,162
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2023

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

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that: (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented.

Basis of Presentation

The Company prepares its unaudited consolidated financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Correction of an Error

The derivative liability in the Company’s December 31, 2022 balance sheet presented herein has been corrected to $2,172,417 from $2,334,377 from the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 17, 2023. The error was a typographical error made in that single line item and it did not impact any other financial statement balances including total liabilities, net income, earnings per share, or management compensation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2023, the Company has $18,113,393 in deposits in U.S. banks in excess of the FDIC limit. The Company reduces this risk by maintaining such deposits at high quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon its customers’ financial condition and payment history, and its historical collection experience and expected collectability. As of March 31, 2023 and December 31, 2022, no allowance has been deemed necessary.

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

As of March 31, 2023, the Company meets the definition of an exploration stage issuer which is defined as an issuer that has no material property with established proven and probable mineral reserves as defined by Regulation S-K, Item 1300.

Property, Plant & Equipment

Substantially all property, plant and equipment at the Company’s mines, including design, engineering, mine construction, and installation of equipment are expensed as incurred, as the Company has not established proven and probable reserves on any of its properties. Only certain types of mining equipment which have alternative uses or significant salvage value, may be capitalized without proven and probable reserves.

Office furniture and equipment are depreciated on a straight-line method over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company’s corporate office, are being amortized over the term of the lease of 10 years. As of March 31, 2023, all property, plant and equipment are fully depreciated or amortized.

Design, Construction, and Development Costs: Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines, and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.

When proven and probable reserves (as defined by Reg. S-K, Item 1300) exist, development costs are capitalized. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production would also be capitalized. Costs of start-up activities and costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations as incurred. Costs of abandoned projects are charged to operations upon abandonment. All capitalized costs would be amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves.

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

Mineral Property Interests

Mineral property interests include acquired interests in development and exploration stage properties and are considered tangible assets. The amount capitalized relating to a mineral property interest represents its fair value at the time of acquisition. Mining properties consist of 33 mining concessions covering approximately 9,920 hectares at the San José de Gracia property.  If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mineral properties and the related costs are recorded do not necessarily reflect present or future values.

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

For operating mines, recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, an impairment loss is measured and recorded based on the excess of the net book value over fair value. Fair value for operating mines is determined using a combined approach, which uses a discounted cash flow model for the existing operations and a market approach for the fair value assessment of exploration land claims. Future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The term “recoverable mineralized material” refers to the estimated amount of gold or other commodities that will be obtained after considering losses during processing and treatment of mineralized material. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold, and silver, commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•	estimated recoverable ounces of gold, silver or other precious minerals;
•	estimated future commodity prices;
•	estimated expected future operating costs, capital expenditures and reclamation expenditures.

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property, or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed. As of the date of this filing, no events have occurred that would require the write-down of any assets. As of March 31, 2023 and December 31, 2022, no indications of impairment existed.

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

Exploration Costs

Exploration costs, including exploration, development, direct field costs and related administrative costs are expensed in the period incurred.

Leases

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

Relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries are as follows for the periods ended March 31, 2023, and December 31, 2022 (Mexican Pesos per one U.S. dollar):

	March 31, 2023	December 31, 2022
Current Exchange Rate	18.03	19.48

Relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended March 31, 2023 and 2022 (Mexican Pesos per one U.S. dollar):

	March 31, 2023	March 31, 2022
Weighted Average Exchange Rate for the Three Months Ended	18.66	20.50

The Company recorded currency transaction gains (losses) of $18,254 and $(2,402) for the three months ended March 31, 2023 and 2022, respectively.

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

Income from the Company’s subsidiaries in México is taxed in accordance with applicable Mexican tax law and enacted rates.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company’s comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.

Revenue Recognition

The Company follows ASC 606 “Revenue from Contracts with Customers”. The Company generates revenue by selling gold and silver concentrate material produced from its mining operations. The Company recognizes revenue for gold and silver concentrate production, net of treatment and refining costs, when it satisfies the performance obligation of transferring control of the concentrate to the customer. This is generally when the material is delivered to the customer facility for treatment and processing, as the customer has the ability (upon such delivery) to direct the use of and obtain substantially all the remaining benefits from the material and the customer has the risk of loss.

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

As of March 31, 2023, there are $9,200,000 in customer deposit liabilities for payments received in advance, all of which are expected to be settled, by the delivery of product, in the second quarter of 2023.

During the three months ended March 31, 2023, and the year ended December 31, 2022, there was $9,350,000 and $9,250,000, respectively of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and no customer deposits were refunded to the customer due to order cancellation.

Shipping and handling costs are considered fulfillment costs after the customer obtains control of the goods.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables and long-term debt. Cash, receivables and payables approximate fair value because of the short-term nature of these items.   As of March 31, 2023 and December 31, 2022, there were no long-term assets or liabilities, measured at their estimated fair value.

Earnings (Loss) Per Share

Earnings (loss) per share, attributable to the common equity holders of DynaResource, are calculated in accordance with ASC 260 “Earnings per Share”. The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings (loss) per share is computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. Potentially dilutive common shares consist of stock warrants and convertible preferred shares and are excluded from diluted earnings (loss) per share computation in periods where the Company has incurred a net loss attributable to the common equity holders or where the average stock price was below the exercise price of the respective potentially dilutive common share, as their effect would be considered anti-dilutive.   For the three months ended March 31, 2023, the Company had 3,433,482 of potentially dilutive common shares that have been excluded from diluted earnings per share, as their effect would be considered anti-dilutive due to the net loss for the quarter attributable to the common equity holders.

Related Party Transactions

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

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or flotation feed material). Inventory balances of March 31, 2023 and December 31, 2022 were as follows:

	2023	2022
Mined Tonnage	$2,238,791	$2,610,116
Gold-Silver Concentrates	110,090	110,695
Total Inventories	$2,348,881	$2,720,811

NOTE 3 – PROPERTY, PLANT & EQUIPMENT

As of March 31, 2023 and December 31, 2022, all the Company’s property, plant and equipment have been fully depreciated, amortized or expensed, as discussed in “Property, Plant and Equipment” in Note 1 above.

NOTE 4 - MINING CONCESSIONS

Mining properties consist of the San José de Gracia concessions. Mining Concessions were $4,132,678 as of March 31, 2023 and December 31, 2022. There was no depletion expense during the three months ended March 31, 2023 and 2022, as the Company is an exploration stage issuer (See Note 1).

NOTE 5- INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings before income taxes. The Mexican applicable statutory rate is 30% which is higher than the U.S. federal and state combined statutory rate of approximately 21%. For the quarter, the increase in the effective benefit rate is primarily due to the beneficial impact of mark to market discrete items booked in the quarter when compared to the net loss before income taxes of $45,318.

NOTE 6 - STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock which the corporation has the authority to issue is 60,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,000 shares are designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) 40,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). As of March 31, 2023, 15,265,008 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. As of March 31, 2023 and December 31, 2022, there were 1,000 shares of Series A Preferred Stock outstanding.  On April 19, 2023, the Company repurchased the Series A Preferred Stock, as discussed in Note 14 – “Subsequent Events”.

Series C Senior Convertible Preferred Stock

As of March 31, 2023 and December 31, 2022 there were 1,734,992 Series C Preferred shares outstanding. As of March 31, 2023, these Series C Preferred Shares are convertible to common shares at $2.04 per share or redeemable in cash at the shareholder’s option and include anti-dilution protection. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $4,337,480 payable annually on June 30th. As of March 31, 2023, dividends for the years 2016 to 2022 totaling $1,053,777 were in arrears.

Due to the nature of the Series C Preferred Shares as mandatorily redeemable, the Series C Preferred Shares are classified as “temporary equity” on the balance sheet.

Series D Senior Convertible Preferred Stock

On May 14, 2020, the Company closed an additional financing and related agreements with certain shareholders. On October 7, 2021, the Company paid $2,500,000 to repurchase one note.

The remaining ten noteholders of notes convertible into Series D Preferred Stock elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock for these notes. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $1,520,000 payable annually on October 18th.  As of March 31, 2023 dividends for the year 2022 totaling $60,800 were in arrears.

Due to the nature of the Series D Preferred as mandatorily redeemable by the Company at the election of the Series D Preferred stockholder at any time following maturity, the Series D Preferred Stock is classified as “temporary equity” on the balance sheet.

The deemed dividends on the Series C and D Preferred Stock for the three months ended March 31, 2023 and 2022, were $58,575 and $58,575, respectively. As the Company has not declared these dividends, it is required as an item “below” the net income amount on the accompanying consolidated statements of income.

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock, and the 1,734,992 shares designated as Series C Preferred Stock, and the 3,000,000 shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 15,265,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. As of March 31, 2023 and December 31, 2022, there were no other shares of Preferred Stock outstanding.

The shares of each series of Preferred Stock may vary from the shares of any other series thereof in any or all the foregoing respects and in any other manner. The Board of Directors may increase the number of shares of Preferred Stock designated for any existing series by a resolution adding to such series authorized and unissued shares of Preferred Stock not designated for any other series. Unless otherwise provided in a particular Preferred Stock designation, the Board of Directors may decrease the number of shares of Preferred Stock designated for any existing series by a resolution subtracting from such series authorized and unissued shares of Preferred Stock designated for such existing series, and the shares so subtracted shall become authorized, unissued and undesignated shares of Preferred Stock.

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. As of March 31, 2023, and December 31, 2022, there were 22,246,654 shares outstanding. No dividends were declared or paid during the three months ended March 31, 2023 and 2022.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San José de Gracia Pilot Production Plant and received $784,500 for these rights. The “Preferred Rights” are reflected in stockholders’ equity. As of March 31, 2023, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of March 31, 2023, and December 31, 2022, respectively.

Stock Issuances

There were no issuances of stock during the three months ended March 31, 2023.

Treasury Stock

During the three months ended March 31, 2023 no shares of treasury stock were purchased.

There were 12,180 shares of Treasury Stock outstanding as of March 31, 2023 and December 31, 2022.

Warrants

2023 activity

As of March 31, 2023, the Company had outstanding warrants, which were a part of the issuance of notes convertible into Series D Convertible Preferred Stock in 2020, to purchase 892,165 shares of common stock:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance as of December 31, 2022	892,165	$0.01	7.37	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance as of March 31, 2023	892,165	0.01	7.13	-
Exercisable as of March 31, 2023	892,165	$0.01	7.13	-

A derivative liability was incurred at the issuance of the Series D warrants in 2022. As of March 31, 2023, the derivative liability totaled $2,002,983. See Note 8 below.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20-year Land Lease Agreement with the Santa Maria Ejido Community, the owners of the surface rights. The Land Lease Agreement was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras, in the amount of $1,359,443 Pesos (approximately $73,000 USD) adjusted for inflation based on the Mexico minimum wage increase. Rent was $4,414,124 Pesos (approximately  $236,000 USD) for the year ended December 31, 2023, which was paid during the first quarter of 2023. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares) and allows for all permitted mining and exploration activities.

The Company determines if a contract is or contains a lease at inception. As of March 31, 2023, the Company has two operating leases: corporate office space and a twenty-year ground lease in association with its México mining operations. An agreement for the lease of expanded office space was signed in the first quarter of 2023 and will commence when the build-out of the space is complete, which is anticipated to be during the second quarter of 2023. Until that time, the existing space is being leased on a month-to-month basis. The ground lease has a remaining term of approximately 10 years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company’s interest rate of promissory notes

NOTE 8 - DERIVATIVE LIABILITY

Warrants Issued With the Notes Convertible Into Series D Preferred

As discussed in Note 6, the Company analyzed the conversion features of the promissory notes convertible into Series D Preferred and determined that the Warrants issued with such notes qualified as a derivative liability. The fair value was required to be allocated among the notes, the notes’ conversion features, and the warrants, and then remeasured at each reporting date. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants issued with the notes convertible into Series D Preferred based on the assumptions below:

	March 31,
Period Ended	2023	2022
Annual volatility rate	122%	116%
Risk free rate	4.06%	4.41%
Remaining Term	7.13 years	7.37 years
Fair Value of common stock	$2.25	$2.44

For the three and twelve months ended March 31, 2023 and December 31, 2022, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the three and twelve months ended March 31, 2023 and December 31, 2022.

Period Ended	2023	2022
Fair value of derivative (warrants), beginning of period	$2,172,417	$1,559,103
Exercise of warrants	-	-
Change in fair value of derivative	(169,434)	613,314
Fair value of derivative (warrants), end of period	$2,002,983	$2,172,417

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The ASC 820 guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

As of March 31, 2023 and December 31, 2022, the Company’s financial assets and liabilities were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 8.

	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of March 31, 2023:
Liabilities:
Derivative Liabilities	$2,002,983	$-	$-	$2,002,983
Totals	$2,002,983	$-	$-	$2,002,983
Fair Value Measurement as of December 31, 2022
Liabilities:
Derivative Liabilities	$2,172,417	$-	$-	$2,172,417
Totals	$2,172,417	$-	$-	$2,172,417

NOTE 10 - CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the three months ended March 31, 2023 and 2022, one customer accounted for 100% of revenue.

As of March 31, 2023 and December 31, 2022, one customer accounted for 100% of accounts receivable.

NOTE 11 - NOTES PAYABLE

In September 2018, the Company entered into financing agreements for the unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2017 and the period ending September 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% payment of $347,826 and financed the balance over 36 months at an interest rate of  21.84% per annum.

In February 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2018 in the amount of $335,350. The Company paid an initial 20% payment of $67,070 and financed the balance over 36 months at an interest rate of 22% per annum.

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

As of September 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda (Mexican federal tax authority) for a reduction in the liability which is pro-rata to the reduction in the Francisco Arturo concession. For financial reporting purposes the Company continues to carry all notes (to finance unpaid mining concession taxes) at their unpaid principal amount and accrues interest on a monthly basis. As of March 31, 2023, $1,777,164 of accrued interest on the notes was    included in accrued liabilities on the unaudited consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the activity during the three months ended March 31, 2023:

Balance December 31, 2022	$1,968,251
Exchange Rate Adjustment	158,945
2023 Principal Payments	-
Balance March 31, 2023	$2,127,196

NOTE 12 - REVOLVING CREDIT LINE FACILITY

On February 4, 2021, the Company (through DynaMineras) entered into a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL”), with a commercial buyer. The RCL was extended in December 2022 through December 2023. Under the terms of the RCL:

•	The Company will deliver 100% of its produced concentrates to the buyer and provider of the RCL, through December 31, 2023; unless extended by the Company;
•	An initial RCL was established by buyer in the amount of $3.75M USD;
•	On May 1, 2021, the RCL increased to an amount equal to 80% of the prior 3 months’ revenue;
•	Each successive month, the RCL shall be adjusted according to the Company’s prior 3 months’ revenue;
•	The RCL shall never be less than $3.75M USD;
•	The RCL will be interest free for 45 days;
•	The RCL is to be repaid through deliveries of concentrates or cash within 120 days;

The RCL is included under Customer Advances on the unaudited consolidated balance sheet.

Deposits under Revolving Credit Line Facility

Under the terms of the RCL, DynaMineras received the following advances from the buyer (in millions):

(1)	$9.35 advance on December 28, 2022. Settled on February 16, 2023
(2)	$9.60 advance on February 21, 2023. Settled on March 31, 2023
(3)	$9.20 advance on March 31, 2023.

NOTE 13 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $43,750 to Dynacap Group, Ltd. (“Dynacap”, an entity formerly controlled by the CEO of the Company) for consulting and other fees during the periods ended March 31, 2022.  There were no fees paid to Dynacap or any other related party for the quarter ended March 31, 2023.

There are no other related party transactions that require disclosure.

NOTE 14 - SUBSEQUENT EVENTS

On April 19, 2023, the Company entered into a Multi-Party Agreement (the “Agreement”) with Golden Post Rail, LLC (“Golden Post”), MKR 2022 Grantor Retained Annuity Trust, and Koy W. (“K.D.”) Diepholz (“Diepholz”). Golden Post is a holder of more than 5% of the outstanding shares of the Company’s Common Stock and of all the Company’s outstanding Series C Preferred Stock (the “Series C Stock”). Diepholz is the Company’s CEO and Chairman of the Company’s Board of Directors.

The principal terms of the Agreement are as follows:

•	Diepholz agreed to sell to the Company, and the Company agreed to redeem and purchase from Diepholz, all of the 1,000 outstanding shares (the “A Shares”) of Series A Preferred Stock (the “Series A Stock”) held by Diepholz for a price of $1,250,000.
•	The A Shares constitute all of the outstanding shares of Series A Stock of the Company. The Series A Stock carried the right to elect a majority of the Company’s Board of Directors. Upon the redemption of the A Shares, the Company agreed to retire the A Shares, not to issue or sell any Series A Stock in the future, and not to create or issue any other class or series of Preferred Stock having the right to elect a majority of the Board of Directors without approval of the Board of Directors (including the director appointed by the holders of the Series C Stock (the “Series C Director”).
•	Within 90 days after closing of the Agreement, the Company will seek stockholder approval to amend its Certificate of Incorporation to eliminate the Series A Stock.
•	The Company will enter into executive employment agreements (the “Employment Agreements”) with its key executives – Diepholz, Rene Mladosich, Jose Vargas, and Lic. Santos.
•	Prior to the redemption of the A Shares, Diepholz agreed to vote the A Shares to elect Ronald Vail as a fourth independent member of the Company’s Board of Directors, resulting in the Company’s having a majority-independent Board of Directors.
•	The Company will create an Audit Committee, consisting of three or more independent members of its Board of Directors, one of which must be the Series C Director as long as Golden Post has the right to appoint the Series C Director.
•	The Company will create a Nominating Committee, consisting of (a) all of the independent members of the Board of Directors, including the Series C Director as long as Golden Post has the right to appoint the Series C Director; and (b) the CEO, as long Diepholz holds that position and is serving as a director.

The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which is available as filed on Form 8-K, filed with the SEC on April 26, 2023 and incorporated herein in its entirety by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, (i) risks inherent in the mining business (including risks related to the development of large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (ii) changes in the market prices of precious metals and in the cost of mining and refining ores, (iii) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade and recovery variability, (iv) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (v) the uncertainties inherent in the estimation of mineral reserves and resources, (vi) changes that could result from the Company’s future acquisition of new mining properties or businesses, (vii) the Company’s reliance on a single purchaser to whom the Company markets its production, (viii) the effects of environmental and other governmental regulations in the United States and Mexico, (ix) the effects of changes in the general economic environment, including inflationary pressures, bank depositary risks, and the threat of recession, (x) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xi) the Company’s ability to raise additional financing necessary to conduct its business. Readers are cautioned not to put undue reliance on forward-looking statements risks, uncertainties and assumptions discussed in this report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or exp

Company

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

Project Improvements, Expansion and Increased Output (2017 To Present)

The Company continues its business plan of operations at San José de Gracia, which is to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces. Since January 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial average of 100 tons per 24-hour operating day, to a current average of approximately 500 tons per 24-hour operating day.  During the second half of 2023, the Company expects to achieve production output of an average of approximately 700 tons per 24-hour operating day. (Note the Summary of Test Mining and Pilot Mill Operations below).

Since January 2017, the Company has expended over $32.6 million USD in non-operating costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion	$7,093,000
Tailings Pond Expansion	1,464,000
Machinery and Equipment	2,600,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion - Tres Amigos	1,599,000
Exploration Drilling	2,981,000
SIG Mining Concessions	2,014,000
Surface Rights and Permitting	1,030,000
Debt Retirement	3,528,000
Legal Fees	6,385,000
Total	$32,629,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (“GAAP”) requirements. The result of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of $8 million USD which is available to offset future taxable earnings.

Summary of Test Mining and Pilot Mill Operations

Annual Results from 2018 to 2022:

	Total Tons Mined &	Reported Mill Feed Grade (g/t	Reported Recovery	Gross Gold Concentrates Recovered	Net Gold Concentrates Sold
Year	Processed	Au)%		(Au oz.)	(Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566
2022	137,740	8.18	88.05%	31,905	25,554

Test pilot operations in 2022 yielded 137,740 tons of material, mined and processed from underground test mining activity and pilot milling operations. These test pilot operations also yielded approximately 31,905 gross ounces of gold, and net of dry weight adjustments at the buyer’s facilities, the approximately 25,554 ounces of gold.

Quarterly Results for the Three Months Ended March 31, 2023 and 2022:

	Total Tons Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
Three Months Ended March 31, 2023	53,258	6.91	69.39%	8,204	6,810
Three Months Ended March 31, 2022	27,511	10.12	79.40%	7,110	6,000

(1)	Gold concentrate sold during the quarter is not equal to gold concentrate recovered during the quarter due to timing of shipments & buyers discount.

Test pilot operations in Q1 2023 yielded 53,258 tons mined and processed through mill operations (average of 592 tons per day) and the recovery of 8,204 gross Oz Au resulting in sales of 6,810 gross Au Oz contained in gold-silver concentrates, and $11,953,079 of revenue, net of buyer’s price discount, refining and treatment costs.

Test pilot operations in Q1 2022 yielded 27,511 tons mined and processed through mill operations (average of 306 tons per day) and the recovery of 7,110 gross Oz Au resulting in sales of 6,000 gross Au Oz contained in gold-silver concentrates, and of $10,492,503 of revenue, net of buyer’s price discount, refining and treatment costs.

Reported recovery in Q1 2023 is less than Q1 2022 as a result of the expansion of the Company’s mill operations.  In the same quarter prior year, the Company was limited in capacity, and has since added two ball mills to the facility, which is providing additional capacity. With this new capacity, we had an increase in ore tonnage processed from 27,511 (average of 306 tons per day) to 53,258 (average of 592 tons per day) and decrease in grade from 10.12 to 6.91 g/t. The decrease in recovery percentage from 79.40% to 69.39% was a result of processing inefficiencies as a result of the installation, testing and adjustments to the operating inputs of the new, largest ball mill installed to date. We believe these inefficiencies will be temporary, however, the reported recovery percentage may be less going forward as we process larger amounts of material.

Additional Test Mining and Mill Operations Disclosure

The Company expects to continue its test underground mining activity and pilot milling operations in 2023, and projects an increased output to an average of approximately 700 tons per 24-hour operating day from the mine and mill during the second half of 2023.

Results for the Three Months ended March 31, 2023 and 2022

REVENUE. Revenue for the quarter ended March 31, 2023 and 2022 was $11,953,079 and 10,492,503.  The increase was a result of an increase in tonnage mined and processed during the quarter from 27,511 tons in 2022 to 53,258 in 2023. The increase in tonnage was offset by a drop in the grade of the ore processed ore from 10.12 g/t au to in 2022 to 6.91 g/t au per ton in 2023. In addition, the Company’s recovery rate dropped from 79.4% to 69.4% due primarily to the implementation of two new ball mills.

PRODUCTION COSTS RELATED TO SALES. Production costs related to sales for the three months ended March 31, 2023 and 2022 were $1,711,262 and $765,495. These are expenses directly related to the milling, packaging and shipping of gold and other precious metals products. The increase is a result of increasing production from an average of 306 tons per day in 2022 to an average of 592 tons per day in 2023.

MINE PRODUCTION COSTS. Mine production costs for the three months ended March 31, 2023 and 2022 were $2,529,437 and $1,227,884. The Company allocates total mining costs between production and waste based on tonnage mined monthly. These costs were directly related to the extraction of mine tonnage to be processed at the mill. For the quarter ended March 31, 2023, the Company mined 45,499 tons of ore compared to 31,696 tons in the prior year first quarter.

MINE EXPLORATION COSTS. Mine exploration costs for the three months ended March 31, 2023 and 2022 were $2,216,949 and $878,188. These were the costs of extracting waste material to reach the materials to be extracted for processing. For the quarter ended March 31, 2023 the Company mined 40,677 tons of waste compared to 22,314 in the prior year.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the three months ended March 31, 2023 and 2022 were $285,078 and $608,603. The major expense in the first quarter of 2022 was the refurbishment of the Company’s existing mills. The Company’s first phase of the expansion was completed in May 2022 and the second phase of the expansion was completed in the first quarter of 2023. The majority of the second phase expansion costs were incurred during 2022.

EXPLORATION DRILLING. During the first quarter of 2022 the Company began an exploration drilling program for the purposes of updating the Company’s 43-101 Mineral Resource Estimate. Exploration expenditures for the three months ended March 31, 2023 and 2022 were $497,400 and $487,615.

CAMP, WAREHOUSE AND SUPPORT FACILITIES. Camp, warehouse and support facility costs for the three months ended March 31, 2023 and 2022 were $1,082,179 and $825,203. These represent the costs of supporting the mining facilities including housing, food, security and warehouse operations. The increase was a result of the increase in mining activity as a result of the facilities expansion and mine exploration.

TRANSPORTATION. Transportation costs for the three months ended March 31, 2023 and 2022 were $746,063 and $390,640. These costs relate to the transporting the product to the customer for treatment and sales. The increase in costs between quarters is primarily due to an increase in tonnage of ore hauled from mine to plant and an overall increase in fuel and transportation costs.

PROPERTY HOLDING COSTS. Property holding costs for the three months ended March 31, 2023 and 2022 were $39,521 and $35,967. These costs were concessions taxes, leases on land and other direct costs of maintaining the property. These costs are relatively consistent from year to year regardless of the level of mining activity.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2023 and 2022 were $2,965,593 and $1,026,355.  These were the costs of operating the Company not directly associated with the mine operations including management, accounting, and legal expenses. The increase was an increase legal fees associated ongoing legal discussed in the legal summary, including a non-recurring legal expense tied to the outcome of litigation that was accrued in the first quarter of 2023 and an overall increase in administrative costs supporting the Company’s increase in activity.

OTHER INCOME (EXPENSE). Other income (expense) for the three months ended March 31, 2023, and 2022 was $75,085 and $817,061, respectively. Included in this category in 2023 was interest expense of $(116,308), change in derivative of $169,434 and currency transaction gain (loss) of $18,254 and miscellaneous income of $3,705. The decrease in the derivative liability was primarily due to the decreased remaining life of the underlying securities and the Company’s common stock value remaining under the conversion term. Included in this category in 2022 was interest expense of $(119,769), change in derivative of $938,706 and currency transaction gain (loss) of $(2,402) and miscellaneous income of $526.

OTHER COMPREHENSIVE INCOME. Other comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized currency translation gain (loss) for the period. The Company’s other comprehensive loss for the three months ended March 31, 2023 and 2022 consisted of unrealized currency gains (losses) of $91,241 and $(301,912), respectively. The change is due to the variances in the peso exchange rates throughout the two periods.

Liquidity and Capital Resources

As of March 31, 2023, the Company had working capital of $11,822,264, comprised of current assets of $35,641,238 and current liabilities of $23,818,974. This represented an increase of $32,686 from the working capital maintained by the Company of $11,789,578 as of December 31, 2022. The primary reason for the increase was due to timing of the Company’s sales, timing of the payment of accounts receivable and advances from the company’s customer, partially offset by a decrease in the Company’s derivative liability, which is a current liability.

Net cash used in operations for the three months ended March 31, 2023 was $(323,116) compared to a source of funds of $104,312 during the three months ended March 31, 2022. The decrease in the cash flow from operations was primarily due to an increase in accounts receivable and customer advances and decrease in inventory due to the timing of the Company’s sales, and an increase in accrued liabilities related to a non-recurring legal expense tied to the outcome of litigation.

There were no investing activities for the three months ended March 31, 2023, and 2022. Expenditures necessary for the expansion of mining facilities totaled $285,078 and $608,603 during the three months ended March 31, 2023 and 2022, respectively, would normally have been included in this category were expenses due to the company’s lack of proven and probable reserves, which therefore, requires the expenses related to expansion of mining operation activities to be expensed as incurred.

Net cash used in financing activities for the three months ended March 31, 2023 and 2022 was $0 and $(36,165), respectively, the amount in 2022 representing principal payments of the Company’s installment notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements, which have or are likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Company’s plan of operation for the next twelve months includes continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its testing activities in fall 2015 at the rate of an average of approximately 100 tons per 24-hour operating day from the mine and approximately the same output from the processing plant. Over the past five years, the Company has gradually increased its output to an average of approximately 500 tons per 24-hour operating day from the mines and processing plant. In 2023 the Company completed the current planned expansion of the plant with the addition of a fifth ball mill. The Company expects to operate at an average of approximately 600 tons per day in the first half of 2023 and an average of approximately 700 tons per day in the second half of 2023.

The Company funds its general and administrative expenses in the US from the Company’s operating subsidiaries in Mexico. The Company believes that cash on hand and the cash flow to be generated from its current operations, is adequate to fund its ongoing general and administrative expenses through the subsequent twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant, who concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this Form 10-Q. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We recognize the importance of having effective controls in place to manage risks and ensure the integrity of our financial reporting. We are committed to continuously improving our control environment through ongoing monitoring, testing, and remediation of control deficiencies. Our management team is actively involved in overseeing the effectiveness of our controls, and we have established a culture of accountability and transparency to ensure that all employees understand their roles and responsibilities in maintaining a strong control environment. We are also investing in technology  to streamline our control processes and reduce the risk of errors and fraud. We believe that these efforts will enable us to develop a high level of control effectiveness.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

2014 Arbitration Proceeding filed by Goldgroup Resources Inc.

On March 14, 2014, Goldgroup Resources, Inc. (“Goldgroup”) filed for arbitration in the United States with the American Arbitration Association (“AAA”), seeking monetary and nonmonetary relief, and citing the Earn In/Option Agreement as the basis for its filing. On August 25, 2016, the AAA issued a ruling in favor of Goldgroup against the Company and DynaMéxico (the “Arbitration Award”). On May 9, 2019, the United States District Court for the District of Colorado (the “Colorado U.S. District Court”) confirmed the Arbitration Award.

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

As Mineras is a company of Mexican nationality, under Mexican law Mineras has the right to legally oppose the recognition and enforcement of the award to Mercuria, the assessment of any costs, and any supplemental award.

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

DynaResource, Inc.

Date: May 12, 2023	By:	/s/ K.W. (“K.D.”) Diepholz
K.W. (“K.D.”) Diepholz,
Chairman / Chief Executive Officer / Acting Chief Financial Officer

