Form 10-Q
period 2023-06-30
DYNARESOURCE INC
filed 2023-08-04
CIK 1111741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of July 31, 2023 there were 22,246,654 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,924,750	$19,177,138
Accounts receivable	1,347,391	724,642
Inventories	2,141,323	2,720,811
Foreign tax receivable	13,009,662	9,355,863
Other current assets	1,797,038	1,145,501
Total current assets	34,220,164	33,123,955

Right-of-use assets, net	525,742	550,473
Mining concessions	4,132,678	4,132,678
Deferred tax asset	4,181,625	2,970,410
Other assets	215,618	165,396

TOTAL ASSETS	$43,275,827	$40,942,912

LIABILITIES. TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,912,478	$2,057,880
Accrued expenses	9,425,094	5,756,961
Customer advances	10,000,000	9,350,000
Derivative liabilities	1,610,140	2,172,417
Current portion of operating lease payable	27,032	28,868
Installment notes payable	2,239,349	1,968,251
Total current liabilities	25,214,093	21,334,377

Operating lease payable, less current portion	531,882	558,914

TOTAL LIABILITIES	25,745,975	21,893,291
TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Preferred Stock, Series A, $0.0001 par value, 1,000 shares authorized, 0 and 1,000 issued and outstanding	-	1
Common Stock, $0.01 par value, 40,000,000 shares authorized 22,246,654 issued and outstanding	222,467	222,467
Preferred rights	40,000	40,000
Additional paid-in-capital	55,639,032	56,889,031
Treasury stock, 37,180 and 12,180 shares each period, at cost	(95,023)	(34,773)
Accumulated other comprehensive income	463,295	112,078
Accumulated deficit	(44,597,399)	(44,036,663)
TOTAL STOCKHOLDERS’ EQUITY	11,672,372	13,192,141

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$43,275,827	$40,942,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three Months June 30, 2023	Three Months June 30, 2022	Six Months June 30, 2023	Six Months June 30, 2022

REVENUES	$10,912,169	$10,098,010	$22,865,248	$20,590,513
COSTS AND EXPENSES OF MINING OPERATIONS
Production Costs Applicable to Sales	2,055,513	1,147,235	3,766,775	1,912,730
Mine Production Costs	2,939,522	1,611,371	5,468,959	2,839,255
Mine Exploration Costs	2,247,024	1,578,780	4,463,973	2,456,968
Facilities Expansion Costs	539,593	2,362,804	824,671	2,971,407
Exploration Drilling	627,875	734,575	1,125,275	1,222,190
Camp, Warehouse and Facilities	1,426,280	1,410,825	2,508,459	2,236,028
Transportation	794,486	719,574	1,540,549	1,110,214
Property Holding Costs	41,670	36,814	81,191	72,781
General and Administrative	2,265,390	1,117,742	5,230,983	2,144,097
Depreciation and Amortization	-	813	-	1,625
Total Operating Expenses	12,937,353	10,720,533	25,010,835	16,967,295

NET OPERATING INCOME (LOSS)	(2,025,184)	(622,523)	(2,145,587)	3,623,218

OTHER INCOME (EXPENSE)
Foreign Currency Gains	15,973	40,192	34,227	37,790
Interest Expense	(107,867)	(121,736)	(224,175)	(241,505)
Derivatives Mark-to-Market Gain	392,843	1,224,575	562,277	2,163,281
Other Income (Expense)	(2,398)	513	1,307	1,039
Total Other Income (Expense)	298,551	1,143,544	373,636	1,960,605

NET INCOME (LOSS) BEFORE TAXES	(1,726,633)	521,021	(1,771,951)	5,583,823

INCOME TAXES (BENEFIT)	(1,134,192)	-	(1,211,215)	-

NET INCOME (LOSS)	$(592,441)	$521,021	$(560,736)	$5,583,823
DEEMED DIVIDEND FOR SERIES C AND D PREFERRED	$(58,575)	(58,575)	(117,150)	(117,150)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(651,016)	$462,446	$(677,886)	$5,466,673

EARNINGS (LOSS) PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC:

Basic Earnings (Loss) per Common Share	$(0.03)	$0.03	$(0.03)	$0.30
Diluted Earnings (Loss) per Common Share	$(0.03)	$0.03	$(0.03)	$0.30

Weighted Average Shares Outstanding, Basic	22,246,654	17,810,364	22,246,654	18,135,305
Weighted Average Shares Outstanding, Diluted	22,246,654	18,702,529	22,246,654	19,027,470

OTHER COMPREHENSIVE INCOME

Foreign Currency Exchange Gains	259,976	312,928	351,217	11,016
TOTAL OTHER COMPREHENSIVE INCOME	259,976	312,928	351,217	11,016
TOTAL COMPREHENSIVE INCOME (LOSS)	$(332,465)	$833,949	$(209,519)	$5,594,839

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

THREE MONTHS ENDED JUNE 30, 2022

Balance, March 31, 2022	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(549,577)	$(45,659,663)	$4,609,301

Stock Warrant Exercised			2,655,361	26,554			5,390,382					5,416,936

Other Comprehensive Income										312,928		312,928

Net Income (Loss)											521,021	521,021

Balance, June 30, 2022	1,000	$1	20,746,654	$207,467	1	$40,000	$56,022,782	12,180	$(34,773)	$(236,649)	$(45,138,642)	$10,860,186

THREE MONTHS ENDED JUNE 30, 2023

Balance, March 31, 2023	1,000	$1	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$203,319	$(44,004,958)	$13,315,087

Purchase of Series A Stock								1,000	(1,250,000)			(1,250,000)

Cancellation of Series A Stock	(1,000)	(1)					(1,249,999)	(1,000)	1,250,000			0

Acquisition of Treasury Stock								25,000	(60,250)			(60,250)

Other Comprehensive Income										259,976		259,976

Net Income (Loss)											(592,441)	(592,441)

Balance, June 30, 2023	-	$-	22,246,654	$222,467	1	$40,000	$55,639,032	37,180	$(95,023)	$463,295	$(44,597,399)	$11,672,372

SIX MONTHS ENDED JUNE 30, 2022

Balance January 1, 2022	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(247,665)	$(50,722,465)	$(151,589)

Stock Warrant Exercised			2,655,361	26,554			5,390,382					5,416,936

Other Comprehensive Income										11,016		11,016

Net Income (Loss)											5,583,823	5,583,823

Balance, June 30, 2022	1,000	$1	20,746,654	$207,467	1	$40,000	$56,022,782	12,180	$(34,773)	$(236,649)	$(45,138,642)	$10,860,186

SIX MONTHS ENDED JUNE 30, 2023

Balance January 1, 2023	1,000	$1	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$112,078	$(44,036,663)	$13,192,141

Purchase of Series A Stock								1,000	(1,250,000)			(1,250,000)

Cancellation of Series A Stock	(1,000)	(1)					(1,249,999)	(1,000)	1,250,000			0

Acquisition of Treasury Stock								25,000	(60,250)			(60,250)

Other Comprehensive Income										351,217		351,217

Net Income (Loss)											(560,736)	(560,736)

Balance, June 30, 2023	-	$0	22,246,654	$222,467	1	$40,000	$55,639,032	37,180	$(95,023)	$463,295	$(44,597,399)	$11,672,372

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$(560,736)	$5,583,823
Adjustments to reconcile net income (loss) to cash used in operating activities
Change in Fair Value of Derivatives	(562,277)	(2,163,281)
Depreciation and Amortization	-	1,625
Operating Lease Assets	24,731	47,642
Deferred Taxes	(1,211,215)	-
Change in Operating Assets and Liabilities
Accounts Receivable	(622,749)	(935,454)
Inventories	579,488	(743,734)
Foreign Tax Receivable	(3,653,799)	(2,297,014)
Other Assets	(701,759)	(314,064)
Accounts Payable	(145,402)	1,266,687
Accrued Expenses	3,668,133	(67,037)
Customer Advances	650,000	(500,000)
Lease Liabilities	(28,868)	(55,793)
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,564,453)	(176,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Exercise of Stock Warrants	-	5,416,936
Purchase of Series A Preferred Stock	(1,250,000)	-
Acquisition of Treasury Stock	(60,250)	-
Payments of Notes Payable	-	(59,015)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,310,250)	5,357,921

Effects of Foreign Currency	622,315	50,659

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,252,388)	5,231,980
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,177,138	15,719,238
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,924,750	$20,951,218

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$-	$44,410
Cash Paid for Income Taxes	$200,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2023, the Company has $14,388,760 in deposits in U.S. banks in excess of the FDIC limit. The Company reduces this risk by maintaining such deposits at high quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon its customers’ financial condition and payment history, and its historical collection experience and expected collectability. As of June 30, 2023 and December 31, 2022, no allowance has been deemed necessary.

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

As of June 30, 2023, the Company meets the definition of an exploration stage issuer which is defined as an issuer that has no material property with established proven and probable mineral reserves as defined by Regulation S-K, Item 1300.

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

Office furniture and equipment are depreciated on a straight-line method over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company’s corporate office, are being amortized over the term of the lease of 10 years. As of June 30, 2023, all property, plant and equipment are fully depreciated or amortized.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property, or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed. As of the date of this filing, no events have occurred that would require the write-down of any assets. As of June 30, 2023 and December 31, 2022, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries are as follows for the periods ended June 30, 2023, and December 31, 2022 (Mexican Pesos per one U.S. dollar):

	June 30, 2023	December 31, 2022
Current Exchange Rate	17.12	19.48

Relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended June 30, 2023 and 2022 (Mexican Pesos per one U.S. dollar):

	June 30, 2023	June 30, 2022
Weighted Average Exchange Rate for the Six Months Ended	18.17	20.27

The Company recorded currency transaction gains of $34,227 and $37,790 for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, there are $10,000,000 in customer deposit liabilities for payments received in advance, all of which are expected to be settled, by the delivery of product, in the third quarter of 2023.

During the six months ended June 30, 2023, and the year ended December 31, 2022, there was $9,350,000 and $9,250,000, respectively of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and no customer deposits were refunded to the customer due to order cancellation.

Shipping and handling costs are considered fulfillment costs after the customer obtains control of the goods.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables and long-term debt. Cash, receivables and payables approximate fair value because of the short-term nature of these items.   As of June 30, 2023 and December 31, 2022, there were no long-term assets or liabilities, measured at their estimated fair value.

Earnings (Loss) Per Share

Earnings (loss) per share, attributable to the common equity holders of DynaResource, are calculated in accordance with ASC 260 “Earnings per Share”. The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings (loss) per share is computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. Potentially dilutive common shares consist of stock warrants and convertible preferred shares and are excluded from diluted earnings (loss) per share computation in periods where the Company has incurred a net loss attributable to the common equity holders or where the average stock price was below the exercise price of the respective potentially dilutive common share, as their effect would be considered anti-dilutive.   For the six months ended June 30, 2023, the Company had 3,518,540 of potentially dilutive common shares that have been excluded from diluted earnings per share, as their effect would be considered anti-dilutive due to the net loss for the quarter attributable to the common equity holders.

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

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or flotation feed material). Inventory balances of June 30, 2023 and December 31, 2022 were as follows:

	2023	2022
Mined Tonnage	$1,988,426	$2,610,116
Gold-Silver Concentrates	152,897	110,695
Total Inventories	$2,141,323	$2,720,811

NOTE 3 – PROPERTY, PLANT & EQUIPMENT

As of June 30, 2023 and December 31, 2022, all the Company’s property, plant and equipment have been fully depreciated, amortized or expensed, as discussed in “Property, Plant and Equipment” in Note 1 above.

NOTE 4 - MINING CONCESSIONS

Mining properties consist of the San José de Gracia concessions. Mining Concessions were $4,132,678 as of June 30, 2023 and December 31, 2022. There was no depletion expense during the six months ended June 30, 2023 and 2022, as the Company is an exploration stage issuer (See Note 1).

NOTE 5- INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings before income taxes. The Mexican applicable statutory rate is 30% which is higher than the U.S. federal and state combined statutory rate of approximately 21%. For the six months ended June 30, 2023, the increase in the effective benefit rate is primarily due to the beneficial impact of mark to market discrete items booked in the quarter when compared to the net loss before income taxes of $1,771,951.

NOTE 6 - STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock which the corporation has the authority to issue is 60,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,000 shares are designated as Series A Preferred Stock, 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) 40,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). As of June 30, 2023, 15,265,008 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. As of December 31, 2022, there were 1,000 shares of Series A Preferred Stock outstanding.  On April 19, 2023, the Company repurchased the Series A Preferred Stock from the CEO (see Note 13 – Related Party Transactions). The Series A Preferred shares were subsequently cancelled.  As of June 30, 2023, there were no shares of Series A Preferred Stock outstanding.

Series C Senior Convertible Preferred Stock

As of June 30, 2023 and December 31, 2022 there were 1,734,992 Series C Preferred shares outstanding. As of June 30, 2023, these Series C Preferred Shares are convertible to common shares at $2.04 per share or redeemable in cash at the shareholder’s option and include anti-dilution protection. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $4,337,480 payable annually on June 30th. As of June 30, 2023, dividends for the years 2016 to 2023 totaling $1,227,276 were in arrears.

Due to the nature of the Series C Preferred Shares as mandatorily redeemable, the Series C Preferred Shares are classified as “temporary equity” on the balance sheet.

Series D Senior Convertible Preferred Stock

On May 14, 2020, the Company closed an additional financing and related agreements with certain shareholders. On October 7, 2021, the Company paid $2,500,000 to repurchase one note.

The remaining ten noteholders of notes convertible into Series D Preferred Stock elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock for these notes. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $1,520,000 payable annually on October 18th.  As of June 30, 2023 dividends for the year 2022 totaling $60,800 were in arrears.

Due to the nature of the Series D Preferred as mandatorily redeemable by the Company at the election of the Series D Preferred stockholder at any time following maturity, the Series D Preferred Stock is classified as “temporary equity” on the balance sheet.

The deemed dividends on the Series C and D Preferred Stock for the six months ended June 30, 2023 and 2022, were $117,150 and $117,150, respectively. As the Company has not declared these dividends, it is required as an item “below” the net income amount on the accompanying consolidated statements of income.

Preferred Stock (Undesignated)

In addition to the 1,000 shares designated as Series A Preferred Stock, and the 1,734,992 shares designated as Series C Preferred Stock, and the 3,000,000 shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 15,265,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. As of June 30, 2023 and December 31, 2022, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. As of June 30, 2023, and December 31, 2022, there were 22,246,654 shares outstanding. No dividends were declared or paid during the six months ended June 30, 2023 and 2022.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San José de Gracia Pilot Production Plant and received $784,500 for these rights. The “Preferred Rights” are reflected in stockholders’ equity. As of June 30, 2023, $744,500 had been repaid, leaving a current balance of $40,000 as of June 30, 2023, and December 31, 2022.

Stock Issuances

There were no issuances of stock during the six months ended June 30, 2023.

Treasury Stock

During the six months ended June 30, 2023, 25,000 shares of the Company’s common stock previously issued in return for services were returned to the Company as part of a settlement of fees.

There were 37,180 and 12,180 shares of Treasury Stock outstanding as of June 30, 2023 and December 31, 2022.

Warrants

2023 activity

As of June 30, 2023, the Company had outstanding warrants, which were a part of the issuance of notes convertible into Series D Convertible Preferred Stock in 2020, to purchase 892,165 shares of common stock:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance as of December 31, 2022	892,165	$0.01	7.37	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance as of June 30, 2023	892,165	0.01	6.88	-
Exercisable as of June 30, 2023	892,165	$0.01	6.88	-

A derivative liability was incurred at the issuance of the Series D warrants in 2020. As of June 30, 2023, the derivative liability totaled $1,610,140. See Note 8 below.

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20-year Land Lease Agreement with the Santa Maria Ejido Community, the owners of the surface rights. The Land Lease Agreement was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras, in the amount of $1,359,443 Pesos (approximately $73,000 USD) adjusted for inflation based on the Mexico minimum wage increase. Rent was $4,414,124 Pesos (approximately $243,000 USD) for the year ended December 31, 2023, which was paid during the first quarter of 2023. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares) and allows for all permitted mining and exploration activities.

The Company determines if a contract is or contains a lease at inception. As of June 30, 2023, the Company has two operating leases: corporate office space and a twenty-year ground lease in association with its México mining operations. An agreement for the lease of expanded office space was signed in the first quarter of 2023 and will commence when the build-out of the space is complete, which is anticipated to be during the third quarter of 2023. Until that time, the existing space is being leased on a month-to-month basis. The ground lease has a remaining term of approximately 10 years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants issued with the notes convertible into Series D Preferred based on the assumptions below:

Period Ended	June 30, 2023	Dec 31, 2022
Annual volatility rate	115%	116%
Risk free rate	4.87%	4.41%
Remaining Term	6.88 years	7.37 years
Fair Value of common stock	$1.81	$2.44

For the six and twelve months ended June 30, 2023 and December 31, 2022, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the six and twelve months ended June 30, 2023 and December 31, 2022.

Period Ended	June 30, 2023	Dec 31, 2022
Fair value of derivative (warrants), beginning of period	$2,172,417	$1,559,103
Exercise of warrants	-	-
Change in fair value of derivative	(562,277)	613,314
Fair value of derivative (warrants), end of period	$1,610,140	$2,172,417

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

As of June 30, 2023 and December 31, 2022, the Company’s financial assets and liabilities were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 8.

	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of June 30, 2023:
Liabilities:
Derivative Liabilities	$1,610,140	$-	$-	$1,610,140
Totals	$1,610,140	$-	$-	$1,610,140
Fair Value Measurement as of December 31, 2022:
Liabilities:
Derivative Liabilities	$2,172,417	$-	$-	$2,172,417
Totals	$2,172,417	$-	$-	$2,172,417

NOTE 10 - CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the six months ended June 30, 2023 and 2022, one customer accounted for 100% of revenue.

As of June 30, 2023 and December 31, 2022, one customer accounted for 100% of accounts receivable.

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

In September 2018, the Company applied for a reduction of the Francisco Arturo mining concession, from 69,121 hectares to 3,280 hectares. On July 31, 2018, the application for reduction was approved and the Company paid an initial amount of 985,116 MNP (Pesos), for the second semester 2018 mining concessions taxes on the reduced Francisco Arturo mining concession. The Company continues to accrue an amount of $22,500 (USD) per semester (six months) on the reduced Francisco Arturo mining concession.

As of September 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda (Mexican federal tax authority) for a reduction in the liability which is pro-rata to the reduction in the Francisco Arturo concession. For financial reporting purposes the Company continues to carry all notes (to finance unpaid mining concession taxes) at their unpaid principal amount and accrues interest on a monthly basis. As of June 30, 2023, $1,981,947 of accrued interest on the notes was    included in accrued liabilities on the unaudited consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the activity during the six months ended June 30, 2023:

Balance December 31, 2022	$1,968,251
Exchange Rate Adjustment	271,098
2023 Principal Payments	-
Balance June 30, 2023	$2,239,349

NOTE 12 - REVOLVING CREDIT LINE FACILITY

On February 4, 2021, the Company (through DynaMineras) entered into a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL”), with a commercial buyer. The RCL was extended in December 2022 through December 2023. Under the terms of the RCL:

•	The Company will deliver 100% of its produced concentrates to the buyer and provider of the RCL, through December 31, 2023; unless extended by the Company;
•	An initial RCL was established by the buyer in the amount of $3.75M USD;
•	On May 1, 2021, the RCL increased to an amount equal to 80% of the prior 3 months’ revenue;
•	Each successive month, the RCL shall be adjusted according to the Company’s prior 3 months’ revenue;
•	The RCL shall never be less than $3.75M USD;
•	The RCL will be interest free for 45 days;
•	The RCL is to be repaid through deliveries of concentrates or cash within 120 days;

The RCL is included under Customer Advances on the unaudited consolidated balance sheet.

Deposits under Revolving Credit Line Facility

Under the terms of the RCL, DynaMineras received the following advances from the buyer (in millions):

(1)	$9.35 advance on December 28, 2022. Settled on February 16, 2023..
(2)	$9.60 advance on February 21, 2023. Settled on March 31, 2023.
(3)	$9.20 advance on March 31, 2023. Settled on May 17, 2023.
(4)	$9.85 advance on May 18, 2023. Settled on June 28, 2023
(5)	$10.0 advance on June 29, 2023.

NOTE 13 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $87,500 to Dynacap Group, Ltd. (“Dynacap”, an entity formerly controlled by the CEO of the Company) for consulting and other fees during the period ended June 30, 2022.  There were no fees paid to Dynacap or any other related party for the six months ended June 30, 2023.

On April 19, 2023, the Company repurchased the Series A Preferred Stock from the CEO. There are no other related party transactions that require disclosure.

NOTE 14 - SUBSEQUENT EVENTS

On July 17, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”). The Amendment was adopted by the Company’s stockholders at the annual meeting of stockholders held on July 14, 2023. Pursuant to the Amendment, the Company’s Series A Preferred Stock was removed as a series of Preferred Stock, and the composition of the Company’s Board of Directors was revised by redesignating the incumbent Class II Directors as Class I Directors and the incumbent Class III Director as the Class II Director, and removing the position of Class III Director. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which Amendment is available as Appendix I to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 12, 2023 and incorporated herein in its entirety by reference.

On August 2, 2023, the Company entered into (1) an Amendment Agreement (the “OP Amendment”) to the Gold Concentrate Purchase Agreement dated February 1, 2021, as amended (the “Offtake Agreement”) by and between the Company’s affiliate, DynaResource de Mexico, SA de CV (“Dyna Mex”), and an affiliate of Ocean Partners Holdings Limited (“Ocean Partners”), MK Metal Trading Mexico SA de CV (“Buyer”), and (2) a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and Ocean Partners. The Amendment and the Stock Purchase Agreement were entered into pursuant to the terms of the Memorandum of Understanding dated June 29, 2023 (the “MOU”) by and between the Company and Ocean Partners.

The principal terms of the OP Amendment are as follows:

•	To extend the term of the Offtake Agreement until December 31, 2026, with evergreen annual extensions thereafter until either party terminates the Offtake Agreement on at least 365 days’ notice.

•	To provide for a $1 million termination fee payable by the Company to Ocean Partners in certain circumstances.

•	To increase the maximum advance line of credit under the Offtake Agreement to $17.5 million.

•	To give the Company the option to convert the advance credit line under the Offtake Agreement, to a maximum of $10.0M, into a revolving credit facility repayable over 12 months at 3M SOFR + 7.50% amortized as follows: Month 1, interest only; Month 2-11, 5% principal plus interest; and Month 12, 50% principal plus interest. Converting to a revolving credit facility would reduce the availability on the advance credit line on a pro rata percentage basis.

•	To provide Ocean Partners a right of first refusal, during the term of the Offtake Agreement, to provide offtake financing and purchase other concentrates (zinc, silver, copper, etc.) and doré from the Company’s open pit and underground operations.

Pursuant to the Stock Purchase Agreement, the Company issued and sold to Ocean Partners 1,000,000 shares of the Company’s Common Stock for a purchase price of $5,000,000. In addition, the Company has agreed to appoint Brent Omland, or another person nominated by Ocean Partners, as a director of the Company subject to approval by the Company’s Board of Directors, consent to which approval shall not to be unreasonably withheld as consistent with the Board’s fiduciary duties, for a term running through the next annual meeting of the Company’s stockholders. Such nominee will be nominated, subject to approval by the Company’s Board of Directors, consent to which approval shall not to be unreasonably withheld as consistent with the Board’s fiduciary duties, for reelection by the shareholders at such annual meeting.

The foregoing descriptions of the Amendment and the Stock Purchase Agreement (“SPA”) are qualified in their entirety by reference to the full text of the Amendment and the Stock Purchase Agreement, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.  The representations, warranties and covenants contained in the Amendment and the SPA were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to the agreements, and may be subject to limitations agreed upon by the contracting parties.

The Memorandum of Understanding of this transaction was disclosed in a Form 8-K filed with the Securities & Exchange Commission on July 6, 2023, and incorporated herein by reference.

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurance that forward looking statements will prove to be correct.

Company

The Company is a minerals investment, management, and exploration company, and currently conducting test mining and pilot milling operations through an operating subsidiary in México, with specific focus on the prolific

San Jose de Gracia high grade gold project in México.

We currently conduct activities in México through our operating subsidiary DynaResource de Mexico SA de CV. (“DynaMexico”). We currently own 100% of the outstanding shares of DynaMéxico, and DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the San José de Gracia Property (“SJG”), in northern Sinaloa State, México.

Project Improvements, Expansion and Increased Output (2017 To Present)

The Company continues its business plan of test mining and pilot milling operations at SJG, and to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces, and since 2022 to continue exploration activities at SJG with the target to increase primarily gold resources. Since the January 2015 startup of the test mining and milling activities at SJG, the Company has increased daily output from an initial average of 100 tons per 24-hour operating day, to a current average of approximately 550 tons per 24-hour operating day.  During the second half of 2023, the Company expects to achieve production output from test mining and milling activities, to an average of approximately 700 tons per 24-hour operating day. (Note the Summary of Test Mining and Pilot Mill Operations below).

Since January 2017, the Company has expended over $36.6 million USD in non-recurring costs, generally classified as project improvements and expansion costs which have been expensed in the company’s financial statements and other uses of cash which are non-recurring such as debt repayment, purchase of the Series A preferred stock and legal fees. These funds have been provided primarily from cash flows from operations. An itemized list of these non-operating costs is described below:

Mill Expansion	$7,093,000
Tailings Pond Expansion	1,464,000
Machinery and Equipment	3,140,000
Mining Camp Expansion	146,000
Medical Facility	126,000
Mine Development - San Pablo	2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion - Tres Amigos	1,599,000
Exploration Drilling	3,610,000
SIG Mining Concessions	2,014,000
Surface Rights and Permitting	1,036,000
Debt Retirement	3,528,000
Purchase of Series A Preferred Stock	1,250,000
Legal Fees	7,952,000
Total	$36,621,000

The Company is currently reporting all costs of test mining operations, project improvements, and project expansion as expenses in accordance with the United States Securities & Exchange Commission requirements for an exploration stage company. The result of expensing all costs is that the Company has accumulated a net loss carry-forward from México operations of $8 million USD which is available to offset future taxable earnings.

Summary of Test Mining and Pilot Mill Operations

Annual Results from 2018 to 2022:

	Total Tons Mined &	Reported Mill Feed Grade (g/t	Reported Recovery	Estimated Gross Gold Concentrates Recovered	Net Gold Concentrates Sold
Year	Processed	Au)%		(Au oz.)	(Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566
2022	137,740	8.18	80.00%	28,988	25,554

Test mining and pilot milling operations in 2022 yielded 137,740 tons of material, test mined from underground access and processed through pilot milling plant operations. These test pilot operations in 2022 yielded approximately 28,988 gross ounces of gold recovered, and net of dry weight and provisional assay at the buyer’s facilities of approximately 25,554 ounces of gold sold.

Quarterly Results for the Six Months Ended June 30, 2023 and 2022:

	Total Tons Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Estimated Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
Six Months Ended June 30, 2023	104,667	6.19	73.87%	15,378	14,248
Six Months Ended June 30, 2022	58,315	9.39	80.00%	14,090	12,004

(1)

Gold concentrate sold during the quarter is not equal to gold concentrate recovered during the quarter due to timing of shipments to buyer, and due to buyer’s discount for the purchase of gold concentrate, and due to any adjustment from dry weight and assay in provisional settlements with buyer.

Mill tonnage processed, feed grade and recovery rates are estimates based on internal reports of assays and estimated weights of  tonnage mined and shipped to the plant. 2022 estimated tonnage has been adjusted down from those included in the table presented in the June 30, 2022 Form 10-Q to reflect management’s updated estimates of tonnage processed and of gold recovered and delivered for sale.

Test pilot operations in three months ended March 31, 2023 yielded 53,258 tons mined and processed through mill facility (an average of 592 tons per day) and the recovery of 8,204 gross Au Oz resulting in sales of 6,810 gross Au Oz contained in gold-silver concentrates, and $11,953,079 of revenue, net of buyer’s price discount, refining and treatment costs.

Test pilot operations in three months ended June 30, 2023 yielded 51,409 tons mined and processed through mill facility (average of 565 tons per day) and the recovery of 7,173 gross Au Oz resulting in sales of 7,438 gross Au Oz contained in gold-silver concentrates, and $13,505,752 of revenue, net of buyer’s price discount, refining and treatment costs.  The revenue from three months ended June 30, 2023 was offset by adjustments in final settlements of $(2,593,583) on provisional settlements recorded on prior period shipments. Consistent with ongoing practice, the final settlement assays can lag up to a period of six months due to Buyer’s receipt of final assay from the independent assay firm.

Reported recovery percentage in the six months ended June 30, 2023 is less than the recovery percentage reported in the six months ended June 30, 2022 as a result of the expansion of the Company’s mill operations, and a resulting decrease in operating efficiency. The Company added two ball mills to the mill facility in fourth quarter 2022, which commenced test mill operations with increased capacity in 2023. With this additional capacity, the Company achieved an increase in tonnage processed from 58,315 in the six months ended June 30, 2022 (average of 322 tons per day) to 104,667 during the six months ended June 30, 2023 (average of 578 tons per day), and during the same periods the Company reported a decrease in feed grade from 9.39 g/t Au to 6.19 g/t Au. The decrease in recovery percentage from 80% to 73.87% was a result of processing inefficiencies due to the new ball mill installations, testing activities and other adjustments to the operating inputs of the new ball mills. We believe the test mill operations will achieve increased efficiencies as we gain experience with larger volumes of material processed. However, the Company believes the reported recovery percentage may continue to be a reduced percentage from prior periods, as we process larger volumes of material.

The drop in the feed grade at the pilot plant facility is a result of some dilution experienced in the test mining activities, and partially due to the increase in test mining tonnage. To increase the tonnage of higher-grade test mining material available for test mill processing, the Company has commenced the opening to another test mining area of SJG. The Company expects to achieve the access to an additional test mining area at SJG during the third quarter, 2023.

Additional Test Mining and Mill Operations Disclosure

The Company expects to continue its test underground mining activity and pilot milling operations in 2023, and projects an increased output to an average of approximately 700 tons per 24-hour operating day during the third quarter 2023.

Results for the three and six months ended June 30, 2023 and 2022

REVENUE: Revenue for the six months ended June 30, 2023 and 2022 was $22,865,248 and $20,590,513. Revenue for the three months ended June 30, 2023 and 2022 was $10,912,169 and $10,098,010.  The increase was a result of an increase in tonnage mined and processed during the six months ended June 30, 2023 from 58,315 tons in 2022 to 104,667 in 2023. The increase in tonnage during the six months ended June 30, 2023 was offset by a reduction in the feed grade of the material processed from 9.39 g/t au in the six months period ending June 30, 2022 to 6.19 g/t au per ton for the six months ended June 30, 2023. In addition, the Company’s recovery rates declined from 80.0% in the six months ended June 30, 2022 to 73.87% in the six months ended June 30, 2023, due primarily to the reduced efficiency while implementing two new ball mills into the pilot mill operations. In addition, during the three months ended June 30, 2023, the Company recorded adjustments in final settlements related to provisional settlements from prior periods of $(2,593,583).

PRODUCTION COSTS RELATED TO SALES: Production costs related to sales for the six months ended June 30, 2023 and 2022 were $3,766,775 and $1,912,730. Production costs for the three months ended June 30, 2023 and 2022 were $2,055,513 and $1,147,235.  These are expenses directly related to the test milling, packaging and shipping of primarily gold concentrates. The increase is a result of the increase in the volume of test mining and milling activities from an average of 322 tons per day in the six months ended June 30, 2022 to an average of 578 tons per day in the six months ended June 30, 2023.

MINE PRODUCTION COSTS: Costs associated with test mining activities (mine production costs) for the six months ended June 30, 2023 and 2022 were $5,468,959 and $2,839,255. Mine production costs for the three months ended June 30, 2023 and 2022 were $2,939,522 and $1,611,371. The Company allocates total test mining costs between production and waste based on tonnage mined. These costs were directly related to the extraction of mine tonnage to be processed at the pilot mill facility. For the six months ended June 30, 2023, the Company test mined 97,229 tons of material compared to 63,984 tons in the six months ended June 30, 2022.

MINE EXPLORATION COSTS: Mine exploration costs for the six months ended June 30, 2023 and 2022 were $4,463,973 and $2,456,968. Costs for the three months ended June 30, 2023 and 2022 were $2,247,024 and $1,578,780. Mine exploration costs are the costs of extracting waste material in order to reach the tonnage of material to be extracted for processing at the pilot mill facility. For the six months ended June 30, 2023 the Company mined 81,154 tons of waste compared to 54,030 in the six months ended June 30, 2022. The increase in mine exploration costs was largely due to the initiative to open an additional area at SJG for test mining activities commencing in the second quarter of 2023.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the six months ended June 30, 2023 and 2022 were $824,671 and $2,971,407. Expansion costs for the three months ended June 30, 2023 and 2022 were $539,593 and $2,362,804. The major expenses reported for the six months ended June 30, 2022 were the expansion of the tailings pond and the acquisition and preparation for the installation of two new ball mills.  The major expenses reported in the six months ended June 30, 2023 have been additions to the ball mill installations and related improvements to the mill facility, and mining infrastructure for the access to an additional test mining area at SJG.

EXPLORATION DRILLING: During the first quarter of 2022, the Company began an exploration drilling program for the purposes of updating the Company’s CND NI 43-101 Mineral Resource Estimate. Exploration expenditures for the six months ended June 30, 2023 and 2022 were $1,125,275 and $1,222,190.  Exploration Costs for the three months ended June 30, 2023 and 2022 were $627,875 and $734,575.

CAMP, WAREHOUSE AND FACILITIES: Camp, warehouse and support facility costs for the six months ended June 30, 2023 and 2022 were $2,508,459 and $2,236,028.  Costs for the three months ended June 30, 2023 and 2022 were $1,426,280 and $1,410,825. These represent the costs of supporting the test mining facilities including housing, food, security and warehouse operations. The increase in costs recorded for the six months ended June 30, 2023 was a result of the increase in test mining activity as a result of the facilities expansion and the increase in exploration costs.

TRANSPORTATION: Transportation costs for the six months ended June 30, 2023 and 2022 were $1,540,549 and $1,110,214.  Costs for the three months ended June 30, 2023 and 2022 were $794,486 and $719,574. These costs relate to the transporting of the primarily gold concentrates to the customer for treatment and sales. The increase in costs is primarily due to an increase in tonnage of ore hauled from mine to plant and an overall increase in fuel and transportation costs.

PROPERTY HOLDING COSTS: Property holding costs for the six months ended June 30, 2023 and 2022 were $81,191 and $72,781.  Costs for the three months ended June 30, 2023 and 2022 were $41,670 and $36,814.  These costs were primarily taxes on mining concessions, leases on land and other direct costs of maintaining the SJG property. These costs are relatively consistent from year to year regardless of the level of mining activity.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expenses for the six months ended June 30, 2023 and 2022 were $5,230,983 and $2,144,097. Costs for the three months ended June 30, 2023 and 2022 were $2,265,390 and $1,117,742.  These general and administrative expenses were the costs of operating the Company not directly associated with the test mining and pilot mill operations including management, accounting, and legal expenses. The increase in costs in 2023 was primarily an increase in legal fees as discussed in the legal summary, including a non-recurring legal expense of $3,000,000 tied to the successful outcome of litigation that was previously accrued, and due to an overall increase in administrative costs supporting the Company’s increase in activity.

OTHER INCOME (EXPENSE): Other income (expense) for the six months ended June 30, 2023, and 2022 was $373,636 and $1,960,605, respectively. Included in other income in 2023 was interest expense of $(224,175), change in derivative of $562,277, currency exchange gain of $34,227 and miscellaneous income of $1,307. The increase in the derivative liability was primarily due to the decrease in remaining life of the underlying securities and the Company’s common stock value remaining under the term of conversion.  There was a benefit in the 2nd quarter of 2022 from the maturity of two of the underlying securities which eliminated those derivatives.  Included in other income in 2022 was interest expense of $(241,505), change in derivative of $2,163,281, currency exchange gain (loss) of $37,790 and miscellaneous income of $1,039.  Other income (expense) for the three months ended June 30, 2023, and 2022 was $298,551 and $1,143,544, respectively. Included in other income in 2023 was interest expense of $(107,867), change in derivative of $392,843, currency exchange gain of $15,973 and miscellaneous expense of $(2,398). The increase in the derivative liability was primarily due to the decrease in remaining life of the underlying securities and the Company’s common stock value remaining under the term of conversion. Included in other income in 2022 was interest expense of $(121,736), change in derivative of $1,224,575, currency exchange gain of $40,192 and miscellaneous income of $513.

OTHER COMPREHENSIVE INCOME: Other comprehensive income includes the Company’s net income plus the unrealized currency exchange gain for the period. The Company’s other comprehensive income for the six months ended June 30, 2023 and 2022 consisted of unrealized currency gains of $351,217 and $11,016, respectively. The change is due to the variances in the currency exchange rates between the US Dollar and Mexican Peso throughout the two periods. The Company’s other comprehensive income for the three months ended June 30, 2023 and 2022 consisted of unrealized currency gains of $259,976 and $312,928, respectively. The change is due to the variances in the currency exchange rates between the US Dollar and Mexican Peso throughout the two periods.

Liquidity and Capital Resources

As of June 30, 2023, the Company had working capital of $9,006,071 comprised of current assets of $34,220,164 and current liabilities of $25,214,093. This represented a decrease of $2,783,507 from the working capital maintained by the Company of $11,789,578 as of December 31, 2022. The primary reason for the decrease was due to a decrease in the Company’s cash.

Net cash used in operations for the six months ended June 30, 2023 was $(2,564,453) compared to a use of $(176,600) during the six months ended June 30, 2022. The decrease in the cash flow from operations was primarily due to the Company’s loss in 2023, primarily attributed to the ongoing expenses of expansion and increased output in the six months ended June 30, 2023.

The Company reported no investing activities for the six months ended June 30, 2023, and June 30, 2022. Expenditures reported for the expansion of mining facilities totaled $824,671 and $2,971,407 during the six months ended June 30, 2023 and June 30, 2022, respectively, would normally have been included in this category but were expensed due to the company’s lack of proven and probable reserves at the SJG Project, which therefore, requires the Company to expense costs as incurred related to expansion of test mining and milling activities.

Net cash provided by (used in) financing activities for the six months ended June 30, 2023 and 2022 was $(1,310,250) and $5,357,921, respectively.  The net cash used in financing activities in the six months ended June 30, 2023  was used to purchase the Series A preferred stock previously held by the Company’s Chairman / CEO. The net cash provided by financing activities in the six months ended June 30, 2022 was derived from the exercise and purchase of common stock warrants.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements, which have or are likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Company’s plan of operation for the next twelve months includes continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its test mining and pilot milling activities in fall 2015, at the rate of an average of approximately 100 tons per 24-hour operating day.  Over the past seven years, the Company has gradually increased its output to a current average of approximately 600 tons per 24-hour operating day from the test mining activity and test milling facility. In the six months ended June 30, 2023, the Company completed the current planned expansion of the pilot mill facility with the installation and addition to pilot plant operations of two new ball mills.  The Company expects to increase efficiency of activities in second semester 2023, and to achieve an additional increase in output to an average of approximately 700 tons per 24-hour operating day.

The Company funds its general and administrative expenses in the US from the cash flow from the Company’s operating subsidiary in Mexico. The Company believes that cash on hand and the cash flow to be generated from its current test mining and pilot mill operations, is adequate to fund its ongoing general and administrative expenses through the subsequent twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was accomplished under the supervision and with the participation of our chief executive officer principal executive officer and our financial consultant, who concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this Form 10-Q. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2023 the Company made changes in its internal control over financial reporting to begin to remediate the disclosure controls and procedures that were not effective as of December 31, 2022.  These changes include establishment of an Audit Committee, which is composed of four of the Company’s independent directors, strategic planning on the Company’s information technology and risk management processes and implementation of additional key controls and approvals.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On or about July 27, 2023, but effective as of April 19, 2023, the Company entered into Employment Agreements (the “Employment Agreements”) with each of its named executive officers, as disclosed in the Company’s Form 10-K for the year ended December 31, 2022: K.W. (“K.D.”) Diepholz, CEO and CFO; Dr. Jose Vargas Lugo, Executive Vice President; and Rene L.F. Mladosich, General Manager of the Company’s San Jose de Gracía Project. The Employment Agreements were entered into pursuant to the terms of the Multi-Party Agreement (the “MPA”) by and among the Company, Golden Post Rail, LLC (“Golden Post”), MKR 2022 Grantor Retained Annuity Trust, and Mr. Diepholz. The principal terms of the MPA and the Employment Agreements were described in the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2023. Copies of the Employment Agreements are attached hereto as Exhibits 10.1, 10.2, and 10.3, respectively, and incorporated herein by reference.

On August 2, 2023, the Company entered into (1) an Amendment Agreement (the “OP Amendment”) to the Gold Concentrate Purchase Agreement dated February 1, 2021, as amended (the “Offtake Agreement”) by and between the Company’s affiliate, DynaResource de Mexico, SA de CV (“Dyna Mex”), and an affiliate of Ocean Partners Holdings Limited (“Ocean Partners”), MK Metal Trading Mexico SA de CV (“Buyer”), and (2) a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and Ocean Partners. The Amendment and the Stock Purchase Agreement were entered into pursuant to the terms of the Memorandum of Understanding dated June 29, 2023 (the “MOU”) by and between the Company and Ocean Partners.

The principal terms of the OP Amendment are as follows:

•	To extend the term of the Offtake Agreement until December 31, 2026, with evergreen annual extensions thereafter until either party terminates the Offtake Agreement on at least 365 days’ notice.

•	To provide for a $1 million termination fee payable by the Company to Ocean Partners in certain circumstances.

•	To increase the maximum advance line of credit under the Offtake Agreement to $17.5 million.

•

To give the Company the option to convert the advance credit line under the Offtake Agreement, to a maximum of $10.0M, into a revolving credit facility repayable over 12 months at 3M SOFR + 7.50% amortized as follows: Month 1, interest only; Month 2-11, 5% principal plus interest; and Month 12, 50% principal plus interest. Converting to a revolving credit facility would reduce the availability on the advance credit line on a pro rata percentage basis.

•

To provide Ocean Partners a right of first refusal, during the term of the Offtake Agreement, to provide offtake financing and purchase other concentrates (zinc, silver, copper, etc.) and doré from the Company’s open pit and underground operations.

20

Pursuant to the Stock Purchase Agreement, the Company issued and sold to Ocean Partners 1,000,000 shares of the Company’s Common Stock for a purchase price of $5,000,000. In addition, the Company has agreed to appoint Brent Omland, or another person nominated by Ocean Partners, as a director of the Company subject to approval by the Company’s Board of Directors, consent to which approval shall not to be unreasonably withheld as consistent with the Board’s fiduciary duties, for a term running through the next annual meeting of the Company’s stockholders. Such nominee will be nominated, subject to approval by the Company’s Board of Directors, consent to which approval shall not to be unreasonably withheld as consistent with the Board’s fiduciary duties, for reelection by the shareholders at such annual meeting.

The foregoing descriptions of the Amendment and the Stock Purchase Agreement (“SPA”) are qualified in their entirety by reference to the full text of the Amendment and the Stock Purchase Agreement, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.  The representations, warranties and covenants contained in the Amendment and the SPA were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to the agreements, and may be subject to limitations agreed upon by the contracting parties.

The Memorandum of Understanding of this transaction was disclosed in a Form 8-K filed with the Securities & Exchange Commission on July 6, 2023, and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number;	Name of Exhibit
10.1	Employment Agreement dated as of April 19, 2023, between the Company and K.W. (“K.D.”) Diepholz.
10.2	Employment Agreement dated as of April 19, 2023, between the Company and Dr. Jose Vargas Lugo.
10.3	Employment Agreement dated as of April 19, 2023, between the Company and Rene L.F. Mladosich.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: August 3, 2023	By:	/s/ K.W. (“K.D.”) Diepholz
K.W. (“K.D.”) Diepholz,
Chairman / Chief Executive Officer / Acting Chief Financial Officer

