Form 10-Q
period 2023-09-30
DYNARESOURCE INC
filed 2023-11-17
CIK 1111741

Appp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File Number: 000-30371

DYNARESOURCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-1589426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 W. Las Colinas Blvd., Suite 1910 North Tower Irving, TX	75039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(972) 868-9066

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DYNR	OTCQX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2023, there were 23,246,654 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,637,085	$19,177,138
Accounts receivable	812,983	724,642
Inventories	1,809,079	2,720,811
Foreign tax receivable	6,444,547	9,355,863
Other current assets	1,527,689	1,145,501
Total current assets	22,231,383	33,123,955
Property and equipment (net of accumulated
depreciation and amortization of $4,896 and $119,154)	110,377	-
Right-of-use assets, net	899,771	550,473
Mining concessions	4,132,678	4,132,678
Deferred tax asset	5,226,980	2,970,410
Foreign tax receivable	7,849,255	-
Other assets	173,555	165,396

TOTAL ASSETS	$40,623,999	$40,942,912
LIABILITIES. TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,156,578	$2,057,880
Accrued expenses	6,893,850	5,756,961
Customer advances	9,750,000	9,350,000
Derivative liabilities	2,315,219	2,172,417
Current portion of operating lease payable	91,685	28,868
Installment notes payable	2,201,360	1,968,251
Total current liabilities	23,408,692	21,334,377
Operating lease payable, less current portion	846,631	558,914
TOTAL LIABILITIES	24,255,323	21,893,291
TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,520,000	1,520,000
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Preferred Stock, Series A, $0.0001 par value, 0 and 1,000 shares authorized, 0 and 1,000 issued and outstanding	-	1
Common Stock, $0.01 par value, 40,000,000 shares authorized 23,246,654 and 22,246,654 issued and outstanding	232,467	222,467
Preferred rights	40,000	40,000
Additional paid-in-capital	60,629,032	56,889,031
Treasury stock, 37,180 and 12,180 shares each period, at cost	(95,023)	(34,773)
Accumulated other comprehensive income	253,245	112,078
Accumulated deficit	(50,548,525)	(44,036,663)
TOTAL STOCKHOLDERS’ EQUITY	10,511,196	13,192,141
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$40,623,999	$40,942,912

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Three Months September 30, 2023	Three Months September 30, 2022	Nine Months September 30, 2023	Nine Months September 30, 2022

REVENUES	$6,115,370	$8,032,557	$28,980,618	$28,623,070
COSTS AND EXPENSES OF MINING OPERATIONS
Production Costs Applicable to Sales	2,226,265	964,172	5,993,040	2,876,902
Mine Production Costs	2,553,369	1,946,981	8,022,328	4,786,236
Mine Exploration Costs	2,854,863	1,335,437	7,318,836	3,792,405
Facilities Expansion Costs	401,464	1,773,385	1,226,135	4,744,792
Exploration Drilling	569,261	770,892	1,694,536	1,993,082
Camp, Warehouse and Facilities	1,379,782	911,284	3,888,241	3,147,312
Transportation	736,836	572,772	2,277,385	1,682,986
Property Holding Costs	48,824	39,312	130,015	112,093
General and Administrative	1,429,879	1,033,820	6,660,862	3,177,917
Depreciation and Amortization	4,896	812	4,896	2,437
Total Operating Expenses	12,205,439	9,348,867	37,216,274	26,316,162

NET OPERATING INCOME (LOSS)	(6,090,069)	(1,316,310)	(8,235,656)	2,306,908

OTHER INCOME (EXPENSE)
Foreign Currency Gains (Losses)	(80,815)	9,919	(46,588)	47,709
Interest Expense	(121,079)	(103,544)	(345,254)	(345,049)
Derivatives Mark-to-Market Gain (Loss)	(705,079)	(169,445)	(142,802)	1,993,836
Other Income	561	649	1,868	1,688
Total Other Income (Expense)	(906,412)	(262,421)	(532,776)	1,698,184

NET INCOME (LOSS) BEFORE TAXES	(6,996,481)	(1,578,731)	(8,768,432)	4,005,092

INCOME TAXES (BENEFIT)	(1,045,355)	-	(2,256,570)	-

NET INCOME (LOSS)	$(5,951,126)	$(1,578,731)	$(6,511,862)	$4,005,092
DEEMED DIVIDEND FOR SERIES C AND D PREFERRED	(58,575)	(58,574)	(175,724)	(175,724)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,009,701)	$(1,637,305)	$(6,687,586)	$3,829,368

EARNINGS (LOSS) PER SHARE DATA ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC:
Basic Earnings (Loss) per Common Share	$(0.27)	$(0.08)	$(0.30)	$0.20
Diluted Earnings (Loss) per Common Share	$(0.27)	$(0.08)	$(0.30)	$0.20

Weighted Average Shares Outstanding, Basic	22,558,129	20,746,654	22,455,445	19,005,593
Weighted Average Shares Outstanding, Diluted	22,558,129	20,746,654	22,455,445	19,005,593

OTHER COMPREHENSIVE INCOME

Foreign Currency Exchange Gains (Losses)	(210,050)	(185,059)	141,167	(174,043)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(210,050)	(185,059)	141,167	(174,043)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(6,161,176)	$(1,763,790)	$(6,370,695)	$3,831,049

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

	THREE MONTHS ENDED SEPTEMBER 30, 2022

Balance, June 30, 2022	1,000	$1	20,746,654	$207,467	1	$40,000	$56,022,782	12,180	$(34,773)	$(236,649)	$(45,138,642)	$10,860,186

Other Comprehensive Income										(185,059)		(185,059)

Net Income (Loss)											(1,578,731)	(1,578,731)

Balance, September 30, 2022	1,000	$1	20,746,654	$207,467	1	$40,000	$56,022,782	12,180	$(34,773)	$(421,708)	$(46,717,373)	$9,096,396

	THREE MONTHS ENDED SEPTEMBER 30, 2023

Balance, June 30, 2023	-	$-	22,246,654	$222,467	1	$40,000	$55,639,032	37,180	$(95,023)	$463,295	$(44,597,399)	$11,672,372

Issuance of Common Stock			1,000,000	10,000			4,990,000					5,000,000

Other Comprehensive Income										(210,050)		(210,050)

Net Income (Loss)											(5,951,126)	(5,951,126)

Balance, September 30, 2023	-	$-	23,246,654	$232,467	1	$40,000	$60,629,032	37,180	$(95,023)	$253,245	$(50,548,525)	$10,511,196

	NINE MONTHS ENDED SEPTEMBER 30, 2022

Balance January 1, 2022	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(247,665)	$(50,722,465)	$(151,589)

Stock Warrant Exercised			2,655,361	26,554			5,390,382					5,416,936

Other Comprehensive Income										(174,043)		(174,043)

Net Income (Loss)											4,005,092	4,005,092

Balance, September 30, 2022	1,000	$1	20,746,654	$207,467	1	$40,000	$56,022,782	12,180	$(34,773)	$(421,708)	$(46,717,373)	$9,096,396

	NINE MONTHS ENDED SEPTEMBER 30, 2023

Balance January 1, 2023	1,000	$1	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$112,078	$(44,036,663)	$13,192,141

Issuance of Common Stock			1,000,000	10,000			4,990,000					5,000,000

Purchase of Series A Stock								1,000	(1,250,000)			(1,250,000)

Cancellation of Series A Stock	(1,000)	(1)					(1,249,999)	(1,000)	1,250,000			-

Acquisition of Treasury Stock								25,000	(60,250)			(60,250)

Other Comprehensive Income										141,167		141,167

Net Income (Loss)											(6,511,862)	(6,511,862)

Balance, September 30, 2023	-	$-	23,246,654	$232,467	1	$40,000	$60,629,032	37,180	$(95,023)	$253,245	$(50,548,525)	$10,511,196

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(6,511,862)	$4,005,092
Adjustments to reconcile net income (loss) to cash used in operating activities
Change in Fair Value of Derivatives	142,802	(1,993,836)
Depreciation and Amortization	4,896	2,437
Deferred Taxes	(2,256,570)	-
Change in Operating Assets and Liabilities
Accounts Receivable	(88,341)	(365,616)
Inventories	911,732	(832,909)
Foreign Tax Receivable	(4,937,939)	(3,501,836)
Operating Lease Assets	(349,298)	72,396
Other Assets	(390,347)	(342,402)
Accounts Payable	98,698	985,620
Accrued Expenses	1,136,889	40,903
Customer Advances	400,000	(1,875,000)
Lease Liabilities	350,534	(76,576)
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,488,806)	(3,881,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(115,273)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(115,273)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	5,000,000	-
Proceeds from Exercise of Stock Warrants	-	5,416,936
Purchase of Series A Preferred Stock	(1,250,000)	-
Acquisition of Treasury Stock	(60,250)	-
Payments of Notes Payable	-	(626,537)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,689,750	4,790,399

Effects of Foreign Currency	374,276	(139,224)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,540,053)	769,448
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,177,138	15,719,238
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,637,085	$16,488,686

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$-	$62,729
Cash Paid for Income Taxes	$200,000	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company has one wholly owed subsidiary in the United States, DynaMéxico US Holding, LLC and three wholly owned subsidiaries in México, DynaResource de México, S.A. de C.V. (“DynaMéxico”), Mineras de DynaResources S.A. de C.V. (“DynaMineras”), and DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”) DynaMéxico owns a portfolio of mining concessions that currently comprises its 100% interest in the San José de Gracia Project (“SJG”) in northern Sinaloa State, México. The SJG District covers 9,920 hectares (24,513 acres) on the west side of the Sierra Madre Mountain range. The Company currently own 100% of the outstanding capital of DynaMéxico.

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

The financial statements and notes are representations of the Company’s management, which is responsi ble for their integrity and objectivity. Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that: (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented.

Basis of Presentation

These unaudited condensed consolidated interim financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for the fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Use of Estimates

In order to prepare unaudited condensed interim consolidated financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed interim consolidated financial statements and determines whether contingent assets and liabilities, if any, are disclosed in the unaudited condensed interim consolidated financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

Principles of Consolidation

The unaudited condensed interim consolidated financial statements include the accounts of DynaResource, Inc., as well as the Company’s wholly owned subsidiaries DynaMéxico, DynaOperaciones and DynaMineras. All significant inter-company transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2023, the Company has $10,898,988 in deposits in U.S. banks in excess of the FDIC limit. In addition, the Company does not have any cash equivalents as of September 30, 2023. The Company reduces this risk by maintaining such deposits at high quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon its customers’ financial condition and payment history, and its historical collection experience and expected collectability. As of September 30, 2023 and December 31, 2022, no allowance has been deemed necessary.

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

As of September 30, 2023, the Company meets the definition of an exploration stage issuer which is defined as an issuer that has no material property with established proven and probable mineral reserves as defined by Regulation S-K, Item 1300.

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

Office furniture and equipment are depreciated on a straight-line method over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company’s corporate office, are being amortized over the term of the lease which is 52 months.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property, or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed. As of the date of this filing, no events have occurred that would require the write-down of any assets. As of September 30, 2023 and December 31, 2022, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries are as follows for the periods ended September 30, 2023 and December 31, 2022 (Mexican Pesos per one U.S. dollar):

	September 30, 2023	December 31, 2022
Current Exchange Rate	17.42	19.48

Relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended September 30, 2023 and 2022 (Mexican Pesos per one U.S. dollar):

	September 30, 2023	September 30, 2022
Weighted Average Exchange Rate for the Nine Months Ended	17.79	20.25

The Company recorded currency transaction gains (losses) of $(46,558) and $47,709 for the nine months ended September 30, 2023 and 2022, respectively.

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

During the nine months ended September 30, 2023, and the year ended December 31, 2022, there were $9,350,000 and $9,250,000, respectively of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and no customer deposits were refunded to the customer due to order cancellation.

Shipping and handling costs are considered fulfillment costs after the customer obtains control of the goods.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables and long-term debt. Cash, receivables and payables approximate fair value because of the short-term nature of these items. As of September 30, 2023 and December 31, 2022, there were no long-term assets or liabilities, measured at their estimated fair value.

Earnings (Loss) Per Share

Earnings (loss) per share, attributable to the common equity holders of DynaResource, are calculated in accordance with ASC 260 “Earnings per Share”. The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings (loss) per share is computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. Potentially dilutive common shares consist of stock warrants and convertible preferred shares and are excluded from diluted earnings

(loss) per share computation in periods where the Company has incurred a net loss attributable to the common equity holders or where the average stock price was below the exercise price of the respective potentially dilutive common share, as their effect would be considered anti-dilutive. For the three and nine months ended September 30, 2023, the Company had 3,644,121 of potentially dilutive common shares that have been excluded from diluted earnings per share, as their effect would be considered anti-dilutive due to the net loss for the three and nine months attributable to the common equity holders.

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

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or flotation feed material). Inventory balances as of September 30, 2023 and December 31, 2022 were as follows:

	2023	2022
Mined tonnage	$1,745,067	$2,610,116
Gold-Silver concentrates	64,012	110,695
Total inventories	$1,809,079	$2,720,811

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2023 and December 31, 2022:

	2023	2022
Leasehold improvements	$21,274	$9,340
Office equipment	42,493	31,012
Office furniture and fixtures	24,453	78,802
Other	27,053	—
Subtotal	115,273	119,154
Less: Accumulated depreciation and amortization	(4,896)	(119,154)
Total Property and Equipment	$110,377	$—

Depreciation and amortization has been provided over each asset’s estimated useful life. Depreciation and amortization expense was $4,896 and $2,437 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 4 - MINING CONCESSIONS

Mining properties consist of the San José de Gracia concessions. Mining Concessions were $4,132,678 as of September 30, 2023 and December 31, 2022. There was no depletion expense during the nine months ended September 30, 2023 and 2022, as the Company is an exploration stage issuer (See Note 1).

NOTE 5 - INCOME TAXES

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

NOTE 6 - STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock which the corporation has the authority to issue is 60,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) 40,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). As of September 30, 2023, 15,266,008 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

As of December 31, 2022, Company had designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. As of December 31, 2022, there were 1,000 shares of Series A Preferred Stock outstanding. On April 19, 2023, the Company repurchased the Series A Preferred Stock from its Chief Executive Officer (“CEO”) (see Note 13 – Related Party Transactions). The Series A Preferred shares were subsequently cancelled. On July 17, 2023, the Company amended the Amended and Restated Certificate of Incorporation to remove the designation of the Series A Preferred Stock.

Series C Senior Convertible Preferred Stock

As of September 30, 2023 and December 31, 2022 there were 1,734,992 Series C Preferred shares outstanding. As of September 30, 2023, these Series C Preferred Shares are convertible to common shares at $1.95 per share or redeemable in cash at the shareholder’s option and includes anti-dilution protection. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4% of $4,337,480 payable annually on June 30th. As of September 30, 2023, dividends for the years 2016 to 2023 totaling $1,227,276 were in arrears.

Due to the nature of the Series C Preferred Shares as mandatorily redeemable, the Series C Preferred Shares are classified as “temporary equity” on the balance sheet.

Series D Senior Convertible Preferred Stock

On May 14, 2020, the Company closed an additional financing and related agreements with certain shareholders. On October 7, 2021, the Company paid $2,500,000 to repurchase one note.

The remaining ten noteholders of notes convertible into Series D Preferred Stock elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock for these notes. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $1,520,000 payable annually on October 18th. As of September 30, 2023 dividends for the year 2022 totaling $60,800 were in arrears.

Due to the nature of the Series D Preferred as mandatorily redeemable by the Company at the election of the Series D Preferred stockholder at any time following maturity, the Series D Preferred Stock is classified as “temporary equity” on the balance sheet.

The deemed dividends on the Series C and D Preferred Stock for the nine months ended September 30, 2023 and 2022, were $175,724 and $175,724, respectively. As the Company has not declared these dividends, it is required as an item “below” the net income amount on the accompanying unaudited condensed interim consolidated statements of income.

Preferred Stock (Undesignated)

In addition to the 1,734,992 shares designated as Series C Preferred Stock, and the 3,000,000 shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 15,266,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. As of September 30, 2023 and December 31, 2022, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. As of September 30, 2023, and December 31, 2022, there were 23,246,654 and 22,246,654 shares outstanding. No dividends were declared or paid during the nine months ended September 30, 2023 and 2022.

Preferred Rights

The Company issued “Preferred Rights” for the rights to percentages of revenues generated from the San José de Gracia Pilot Production Plant and received $784,500 for these rights. The “Preferred Rights” are reflected in stockholders’ equity. As of September 30, 2023, $744,500 had been repaid, leaving a current balance of $40,000 as of September 30, 2023, and December 31, 2022.

Stock Issuances

On August 4, 2023 the Company issued 1,000,000 shares of common stock for $5,000,000 cash consideration.

Treasury Stock

During the nine months ended September 30, 2023, 25,000 shares of the Company’s common stock previously issued for services were returned to the Company as part of a settlement of fees.

There were 37,180 and 12,180 shares of treasury stock outstanding as of September 30, 2023 and December 31, 2022.

Warrants

2023 activity

As of September 30, 2023, the Company had outstanding warrants, which were a part of the issuance of notes convertible into Series D Convertible Preferred Stock in 2020, to purchase 892,165 shares of common stock:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance as of December 31, 2022	892,165	$0.01	7.37	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance as of September 30, 2023	892,165	0.01	6.62	-
Exercisable as of September 30, 2023	892,165	$0.01	6.62	-

A derivative liability was incurred at the issuance of the Series D warrants in 2020. As of September 30, 2023, the derivative liability totaled $2,315,219. See Note 8 below.

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20-year Land Lease Agreement with the Santa Maria Ejido Community, the owners of the surface rights. The Land Lease Agreement was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras, in the amount of $1,359,443 Pesos (approximately $76,000 USD) adjusted for inflation based on the Mexico minimum wage increase. Rent was $4,414,124 Pesos (approximately $248,000 USD) for the year ended December 31, 2023, which was paid during the first quarter of 2023. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares) and allows for all permitted mining and exploration activities.

The Company determines if a contract is or contains a lease at inception. As of September 30, 2023, the Company has two operating leases: corporate office space and a twenty-year ground lease in association with its México mining operations. An agreement for the lease of expanded office space was signed in the first quarter of 2023 and commenced upon the completion of the build-out of the space in August 2023. The ground lease has a remaining term of approximately 10 years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants issued with the notes convertible into Series D Preferred based on the assumptions below:

Period Ended	September 30, 2023	December 31, 2022
Annual volatility rate	126%	116%
Risk free rate	5.03%	4.41%
Remaining Term	6.62 years	7.37 years
Fair Value of common stock	$2.60	$2.44

For the nine and twelve months ended September 30, 2023 and December 31, 2022, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the nine and twelve months ended September 30, 2023 and December 31, 2022.

Period Ended	September 30, 2023	December 31, 2022
Fair value of derivative (warrants), beginning of period	$2,172,417	$1,559,103
Exercise of warrants	-	-
Change in fair value of derivative	142,802	613,314
Fair value of derivative (warrants), end of period	$2,315,219	$2,172,417

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

As of September 30, 2023 and December 31, 2022, the Company’s financial assets and liabilities were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 8.

	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of September 30, 2023:
Liabilities:
Derivative Liabilities	$2,315,219	$-	$-	$2,315,219
Totals	$2,315,219	$-	$-	$2,315,219
Fair Value Measurement as of December 31, 2022:
Liabilities:
Derivative Liabilities	$2,172,417	$-	$-	$2,172,417
Totals	$2,172,417	$-	$-	$2,172,417

NOTE 10 - CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For each of the nine months ended September 30, 2023 and 2022, one customer accounted for 100% of revenue.

As of September 30, 2023 and December 31, 2022, one customer accounted for 100% of accounts receivable.

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

As of September 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda (Mexican federal tax authority) for a reduction in the liability which is pro-rata to the reduction in the Francisco Arturo concession. For financial reporting purposes the Company continues to carry all notes (to finance unpaid mining concession taxes) at their unpaid principal amount and accrues interest on a monthly basis. As of September 30, 2023, $2,067,161 of accrued interest on the notes was included in accrued liabilities on the unaudited consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the activity during the nine months ended September 30, 2023:

Balance December 31, 2022	$1,968,251
Exchange rate adjustment	233,109
2023 principal payments	-
Balance September 30, 2023	$2,201,360

NOTE 12 - REVOLVING CREDIT LINE FACILITY

On February 4, 2021, the Company (through DynaMineras) entered into a Revolving Credit Line Facility and Commercial Offtake Agreement (the “RCL”), with a commercial buyer. On March 23, 2022, DynaMineras assigned its obligations to DynaMéxico and the buyer consented to the assignment. On August 2, 2023, the RCL was extended through December 2026 in an Amendment Agreement (the “Amendment”). Under the terms of the RCL and Amendment:

•
The Company will deliver 100% of its produced concentrates to the buyer and provider of the RCL, through December 31, 2026, with evergreen annual extensions thereafter until either party terminates with at least 365 days’ notice;
•
An initial RCL was established by the buyer in the amount of $3.75M USD.
•
On May 1, 2021, the RCL increased to an amount equal to 80% of the prior 3 months’ revenue.
•
Each successive month, the RCL shall be adjusted according to the Company’s prior 3 months’ revenue to a maximum advance line of $17.5 million as specified in the Amendment.
•
The RCL shall never be less than $3.75M USD.
•
The RCL will be interest free for 45 days.
•
The RCL is to be repaid through deliveries of concentrates or cash within 120 days.
•
Beginning in September 2023, up to $10M of the RCL advance may be converted into a one-year installment loan bearing interest at 3M SOFR + 7.5% and amortized as follows: Month 1, interest only; Month 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest. Converting the advance amount into an installment loan will reduce the available on a pro rata percentage basis;
•
If the RCL is converted into an installment loan subsequent deliveries during the term of the loan will be paid in cash within ten days of delivery;
•
The Amendment provides the buyer with a right of first refusal during the Offtake Agreement, to provide offtake financing and purchase other concentrates (zinc, silver, copper, etc) and dore from the Company’s open pit and underground operations.

The RCL is included under Customer Advances on the unaudited consolidated balance sheet.

Deposits under Revolving Credit Line Facility

Under the terms of the RCL, the Company received the following advances from the buyer (in millions):

(1)
$9.35 advance on December 28, 2022. Settled on February 16, 2023.

(2)
$9.60 advance on February 21, 2023. Settled on March 31, 2023.
(3)
$9.20 advance on March 31, 2023. Settled on May 17, 2023.
(4)
$9.85 advance on May 18, 2023. Settled on June 28, 2023.
(5)
$10.0 advance on June 29, 2023. Settled on August 14, 2023.
(6)
$10.75 advance on August 17, 2023. Settled on September 16, 2023.
(7)
$9.75 advance on September 29, 2023.

NOTE 13 – RELATED PARTY TRANSACTIONS

Dynacap Group Ltd.

The Company paid $143,750 to Dynacap Group, Ltd. (“Dynacap”, an entity formerly controlled by the CEO of the Company) for consulting and other fees during the period ended September 30, 2022. There were no fees paid to Dynacap or any other related party for the nine months ended September 30, 2023.

On April 19, 2023, the Company repurchased the Series A Preferred Stock from the CEO. There are no other related party transactions that require disclosure.

NOTE 14 - SUBSEQUENT EVENTS

At its meeting on October 27, 2023, the Board of Directors of the Company authorized the Company to exercise its option under the RCL described in Note 12 (above) to convert up to $10.0 million of the RCL into a one-year installment loan for the purposes of mine construction and for general operating purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, (i) risks inherent in the mining business (including risks related to the development of large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (ii) changes in the market prices of precious metals and in the cost of mining and refining ores, (iii) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade and recovery variability, (iv) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (v) the uncertainties inherent in the estimation of mineral reserves and resources, (vi) changes that could result from the Company’s future acquisition of new mining properties or businesses, (vii) the Company’s reliance on a single purchaser to whom the Company markets its production, (viii) the effects of environmental and other governmental regulations in the United States and México, (ix) the effects of changes in the general economic environment, including inflationary pressures, bank depositary risks, and the threat of recession, (x) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xi) the Company’s ability to raise additional financing necessary to conduct its business. Readers are cautioned not to put undue reliance on forward-looking statements risks, uncertainties and assumptions discussed in this report.

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

We currently conduct activities in México through our operating subsidiary DynaResource de México SA de CV. (“DynaMéxico”). We currently own 100% of the outstanding shares of DynaMéxico, and DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the San José de Gracia Property (“SJG”), in northern Sinaloa State, México.

Project Improvements, Expansion and Increased Output (2017 To Present)

The Company continues its business plan of test mining and pilot milling operations at SJG, and to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces, and since 2022 to continue exploration activities at SJG with the target to increase primarily gold resources. Since the January 2015 startup of the test mining and milling activities at SJG, the Company has increased daily output from an initial average of 100 tons per 24-hour operating day, to a current average of approximately 550 tons per 24-hour operating day. During the first half of 2024, the Company expects to achieve production capacity from test mining and milling activities, to an average of approximately 750 tons per 24-hour operating day. (Note the Summary of Test Mining and Pilot Mill Operations below).

Since January 2017, the Company has expended approximately $24 million USD in non-recurring costs, generally classified as project improvements and expansion costs which have been expensed in the Company’s financial statements. These funds have been provided primarily from cash flows from operations.

Of the approximately $24 million in non-recurring costs, the Company has spent the following on facilities expansion:

Mill Expansion	$7,093,000
Tailings Pond Expansion	1,464,000
Machinery and Equipment	3,140,000
Mining Camp Expansion	272,000
Total	$11,969,000

The Company has spent the following amounts on mine development:

Mine Development - San Pablo	$2,748,000
Mine Expansion - San Pablo East	915,000
Mine Expansion - Tres Amigos	1,599,000
Exploration Drilling	3,610,000
SIG Mining Concessions	2,014,000
Surface Rights and Permitting	1,036,000
Total	$11,922,000

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

Summary of Test Mining and Pilot Mill Operations

Annual Results from 2018 to 2022:

Year	Estimated Total Tons Mined & Processed	Estimated Reported Mill Feed Grade (g/t Au)	Estimated Reported Recovery %	Estimated Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566
2022	137,740	8.18	80.00%	28,988	25,554

Test mining and pilot milling operations in 2022 yielded 137,740 tons of material, test mined from underground access and processed through pilot milling plant operations. These test pilot operations in 2022 yielded approximately 28,988 gross ounces of gold recovered, and net of dry weight and provisional assay at the buyer’s facilities of approximately 25,554 ounces of gold sold.

Quarterly Results for the Nine Months Ended September 30, 2023 and 2022:

	Estimated Total Tons Mined & Processed	Estimated Reported Mill Feed Grade (g/t Au)	Estimated Reported Recovery %	Estimated Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
Nine Months Ended September 30, 2023	153,367	5.84	75.90%	21,847	20,254
Nine Months Ended September 30, 2022	92,350	8.74	80.00%	20,751	17,823

(1)
Gold concentrate sold during the period is not equal to gold concentrate recovered during the period due to timing of shipments to buyer, and due to buyer’s discount for the purchase of gold concentrate, and due to any adjustment from dry weight and assay in provisional settlements with buyer.

Mill tonnage processed, feed grade and recovery rates are estimates based on internal reports of assays and estimated weights of tonnage mined and shipped to the plant. 2022 estimated tonnage has been adjusted down from those included in the table presented in the September 30, 2022 Form 10-Q to reflect management’s updated estimates of tonnage processed and of gold recovered and delivered for sale.

Test pilot operations in three months ended March 31, 2023 yielded 53,258 tons mined and processed through mill facility (an average of 592 tons per day) and the recovery of 8,204 gross Au Oz resulting in sales of 6,810 gross Au Oz contained in gold-silver concentrates, and sales of $11,953,079, net of buyer’s price discount, refining and treatment costs.

Test pilot operations in three months ended June 30, 2023 yielded 51,409 tons mined and processed through mill facility (average of 565 tons per day) and the recovery of 7,173 gross Au Oz resulting in sales of 7,438 gross Au Oz contained in gold-silver concentrates, and sales of $13,505,752 of revenue, net of buyer’s price discount, refining and treatment costs. The revenue from three months ended June 30, 2023 was offset by adjustments in final settlements of $(2,593,583) on provisional settlements recorded on prior period shipments. Consistent with ongoing practice, the final settlement assays can lag up to a period of six months due to Buyer’s receipt of final assay from the independent assay firm.

Test pilot operations in three months ended September 30, 2023 yielded 48,700 tons mined and processed through mill facility (average of 529 tons per day) and the recovery of 6,469 gross Au Oz resulting in sales of 6,005 gross Au Oz contained in gold-silver concentrates, and sales of $10,653,248, net of buyer’s price discount, refining and treatment costs. The revenue from three months ended June 30, 2023 was offset by adjustments in final settlements of $(4,537,878) on provisional settlements recorded on prior period shipments. The Company is working with the buyer and the independent assay firm to develop processes to shorten the lag period on the final settlement assays and as of September 30, 2023, all settlements prior to July 10, 2023 have been processed. The Company and buyer are also working to identify the source of the differences in the assays that occurred since the installation of the new milling equipment in late 2022 and believes as of September 30, 2023 the sources of the differences in the preliminary assays have been addressed and modified.

Reported recovery percentage in the nine months ended September 30, 2023 is less than the recovery percentage reported in the nine months ended September 30, 2022 as a result of the expansion of the Company’s mill operations, and a resulting decrease in operating efficiency. The Company added two ball mills to the mill facility in fourth quarter 2022, which commenced test mill operations with increased capacity in 2023. With this additional capacity, the Company achieved an increase in tonnage processed from 92,350 in the nine months ended September 30, 2022 (average of 338 tons per day) to 153,367 during the nine months ended September 30, 2023 (average of 562 tons per day), and during the same periods the Company reported a decrease in feed grade from 8.74 g/t Au to 5.84 g/t Au. The decrease in recovery percentage from 80% to 75.90% was a result of processing different types of ore on a larger scale, testing activities and adjustments to the operating inputs of the new ball mills. We believe the test mill operations will achieve increased efficiencies as we gain experience with larger volumes of material processed. However, the Company believes the reported recovery percentage may continue to be a reduced percentage from prior periods, as we process larger volumes of material.

The drop in the feed grade at the pilot plant facility is a result of dilution experienced in the test mining activities, and partially due to the increase in test mining tonnage. To increase the tonnage of higher-grade test mining material available for test mill processing, the Company has commenced the opening to another test mining area of SJG. The Company expects to achieve the access to additional test mining areas at SJG during the fourth quarter of 2023 and first quarter of 2024.

Additional Test Mining and Mill Operations Disclosure

The Company expects to continue its test underground mining activity and pilot milling operations in 2024, and projects an increased capacity of an average of approximately 750 tons per 24-hour operating day during the first half of 2024.

Results for the Three and Nine Months Ended September 30, 2023 and 2022

REVENUE: Revenue for the nine months ended September 30, 2023 and 2022 was $28,980,618 and $28,623,070. The increase was a result of an increase in tonnage mined and processed during the nine months ended September 30, 2023 from 92,350 tons in 2022 to 153,367 in 2023 offset by a reduction in the feed grade of the material processed from 8.74 g/t au in the nine months ending September 30, 2022 to 5.84 g/t au per ton for the nine months ended September 30, 2023. The decrease was also due to the Company processing ore from different mines with different mineralogy as well as running increased tonnage through two large ball mills. The running of the greater tonnage also caused challenges in the mill operations regarding crushing size and the speed and thickness of the slurry coming from the ball mills. In addition, the Company’s recovery rates declined from 80.0% in the nine months ended September 30, 2022 to 75.90% in the nine months ended September 30, 2023, due primarily to the reduced efficiency while implementing two new ball mills into the pilot mill operations. Revenue for the three months ended September 30, 2023 and 2022 was $6,115,370 and $8,032,557. The decrease was a result of the Company recording adjustments in final settlements related to provisional settlements from prior periods of $(4,537,878). The adjustments in final settlements resulted from the difference between the assays used to calculate the preliminary settlements at the time of delivery, for which the Company received a preliminary payment, and the assays used to calculate the final settlements which were performed by an independent third-party lab. The Company believes the factors contributing to these discrepancies have been resolved.

PRODUCTION COSTS RELATED TO SALES: Production costs related to sales for the nine months ended September 30, 2023 and 2022 were $5,993,040 and $2,876,902. Production costs for the three months ended September 30, 2023 and 2022 were $2,226,265 and $964,172. These are expenses directly related to the test milling, packaging and shipping of primarily gold concentrates. The increase is a result of the increase in the volume of test mining and milling activities from an average of 338 tons per day in the nine months ended September 30, 2022 to an average of 562 tons per day in the nine months ended September 30, 2023.

MINE PRODUCTION COSTS: Costs associated with test mining activities (mine production costs) for the nine months ended September 30, 2023 and 2022 were $8,022,328 and $4,786,236. Mine production costs for the three months ended September 30, 2023 and 2022 were $2,553,369 and $1,946,981. The Company allocates total test mining costs between production and waste based on tonnage mined. These costs were directly related to the extraction of mine tonnage to be processed at the pilot mill facility.During the nine months ended September 30, 2023, the Company test mined 144,428 tons of material compared to 107,543 tons in the nine months ended September 30, 2022.

MINE EXPLORATION COSTS: Mine exploration costs for the nine months ended September 30, 2023 and 2022 were $7,318,836 and $3,792,405. Costs for the three months ended September 30, 2023 and 2022 were $2,854,863 and $1,335,437. Mine exploration costs are the costs of extracting waste material in order to reach the tonnage of material to be extracted for processing at the pilot mill facility. For the nine months ended September 30, 2023 the Company mined 134,039 tons of waste compared to 85,017 in the nine months ended September 30, 2022. The increase in mine exploration costs was largely due to the initiative to open an additional area at SJG for test mining activities commencing in the third quarter of 2023.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the nine months ended September 30, 2023 and 2022 were $1,226,135 and $4,744,792. Expansion costs for the three months ended September 30, 2023 and 2022 were $401,464 and $1,773,385. The major expenses reported for the nine months ended September 30, 2022 were the expansion of the tailings pond and the acquisition and preparation for the installation of two new ball mills. The major expenses reported in the nine months ended September 30, 2023 have been additions to the ball mill installations and related improvements to the mill facility, and mining infrastructure for the access to an additional test mining area at SJG.

EXPLORATION DRILLING: During the first quarter of 2022, the Company began an exploration drilling program for the purposes of updating the Company’s CND NI 43-101 Mineral Resource Estimate. Exploration expenditures for the nine months ended September 30, 2023 and 2022 were $1,694,536 and $1,993,082. Exploration Costs for the three months ended September 30, 2023 and 2022 were $569,261 and $770,892.

CAMP, WAREHOUSE AND FACILITIES: Camp, warehouse and support facility costs for the nine months ended September 30, 2023 and 2022 were $3,888,241 and $3,147,312. Costs for the three months ended September 30, 2023 and 2022 were $1,379,782 and $911,284. These represent the costs of supporting the test mining facilities including housing, food, security and warehouse operations. The increase in costs recorded for the nine months ended September 30, 2023 was a result of the increase in test mining activity as a result of the facilities expansion and the increase in exploration costs.

TRANSPORTATION: Transportation costs for the nine months ended September 30, 2023 and 2022 were $2,277,385 and $1,682,986. Costs for the three months ended September 30, 2023 and 2022 were $736,836 and $572,772. These costs relate to the transporting of the primarily gold concentrates to the customer for treatment and sales. The increase in costs is primarily due to an increase in tonnage of ore hauled from mine to plant and an overall increase in fuel and transportation costs.

PROPERTY HOLDING COSTS: Property holding costs for the nine months ended September 30, 2023 and 2022 were $130,015 and $112,093. Costs for the three months ended September 30, 2023 and 2022 were $48,824 and $39,312. These costs were primarily taxes on mining concessions, leases on land and other direct costs of maintaining the SJG property. These costs are relatively consistent from year to year regardless of the level of mining activity.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expenses for the nine months ended September 30, 2023 and 2022 were $6,660,862 and $3,177,917. Costs for the three months ended September 30, 2023 and 2022 were $1,429,879 and $1,033,820. These general and administrative expenses were the costs of operating the Company not directly associated with the test mining and pilot mill operations including management, accounting, and legal expenses. The increase in costs in 2023 was primarily an increase in legal fees as discussed in the legal summary, including a non-recurring legal expense of $3,000,000 tied to the successful outcome of litigation and due to an overall increase in administrative costs supporting the Company’s increase in activity.

OTHER INCOME (EXPENSE): Other income (expense) for the nine months ended September 30, 2023 and 2022 was $(532,776) and $1,698,184, respectively. Included in other income in 2023 was interest expense of $(345,254), change in derivative of $(142,802), currency exchange loss of $(46,588) and miscellaneous income of $1,868. The increase in the derivative liability was primarily due to the increase in the Company’s common stock value. There was a benefit in the nine months ended September 30, 2022 from the maturity of two of the underlying securities which eliminated those derivatives. Included in other income in 2022 was interest expense of $(345,049), change in derivative of $1,993,836, currency exchange gain of $47,709 and miscellaneous income of $1,688. Other income (expense) for the three months ended September 30, 2023, and 2022 was $(906,412) and $(262,421), respectively. Included in other income (expense) in 2023 was interest expense of $(121,079), change in derivative of $(705,079), currency exchange loss of $(80,815) and miscellaneous income of $561. The increase in the derivative liability was primarily due to the increase of the Company’s common stock value. Included in other income (expense) in 2022 was interest expense of $(103,544), change in derivative liability of $(169,445), currency exchange gain of $9,919 and miscellaneous income of $649.

OTHER COMPREHENSIVE INCOME: Other comprehensive income includes the Company’s net income plus the unrealized currency exchange gain for the period. The Company’s other comprehensive income for the nine months ended September 30, 2023 and 2022 consisted of unrealized currency gains (losses) of $141,167 and $(174,043), respectively. The change is due to the variances in the currency exchange rates between the US Dollar and Mexican Peso throughout the two periods. The Company’s other comprehensive income for the three months ended September 30, 2023 and 2022 consisted of unrealized currency losses of $(210,050) and $(185,059), respectively. The change is due to the variances in the currency exchange rates between the US Dollar and Mexican Peso throughout the two periods.

Liquidity and Capital Resources

As of September 30, 2023, the Company had negative working capital of $1,177,309 comprised of current assets of $22,231,383 and current liabilities of $23,408,692. This represented a decrease of $10,612,269 from the working capital maintained by the Company of $11,789,578 as of December 31, 2022. The primary reason for the decrease was due to a decrease in the Company’s cash.

Net cash used in operations for the nine months ended September 30, 2023 was $(11,488,806) compared to a use of $(3,881,727) during the nine months ended September 30, 2022. The decrease in the cash flow from operations was primarily due to the Company’s loss in 2023, primarily attributed to the ongoing expenses of expansion and increased output in the nine months ended September 30, 2023.

Net cash used in investing activities was $115,273 for the nine months ending September 30, 2023. There were no cash investing activities in 2022. Additionally expenditures reported for the expansion of mining facilities, which totaled $1,226,135 and $4,744,792 during the nine months ended September 30, 2023 and 2022, respectively, would normally have been included in this category but were expensed due to the company’s lack of proven and probable reserves at the SJG Project, which therefore, requires the Company to expense costs as incurred related to expansion of test mining and milling activities.

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 was $3,689,750 and $4,790,399, respectively. The net cash provided by financing activities for the nine months ended September 30, 2023 were generated from the sale of common stock offset by the purchase of the Series A preferred stock previously held by the Company’s CEO. The net cash provided by financing activities in the nine months ended September 30, 2022 was derived from the exercise and purchase of common stock warrants.

Through September 30, 2023, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product. The revenue from operations was supplemented by proceeds from the sale of common stock and customer advances as well as cash flow from operations.

Although the Company has incurred net losses and net cash outflows from operating activities and investing activities for the nine months ended September 30, 2023, there were many expenses which were made that were not expended for the production of revenue, such as exploration drilling. If these expenses had not been made, the Company’s net loss would have been minimized. The Company believes it’s cash and cash receipts from its revenue arrangements, and a draw down on the Company’s revolving line of credit, which was approved by the Board of Directors in October 2023, will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months from the date these financial statements were available for issuance. Additionally, the Company believes its revenue will be greater due to material being mined from the additional mine opened. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financings. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company did not have any off-balance sheet arrangements, which have or are likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Company’s plan of operation for the next twelve months includes continuing the improvement and expansion of the test mining and pilot milling operations at SJG. The Company commenced its test mining and pilot milling activities in fall 2015, at the rate of an average of approximately 100 tons per 24-hour operating day. Over the past seven years, the Company has gradually increased its output to a current average of approximately 600 tons per 24-hour operating day from the test mining activity and test milling facility. In the nine months ended September 30, 2023, the Company completed the current planned expansion of the pilot mill facility with the installation and addition to pilot plant operations of two new ball mills. The Company expects to increase efficiency of activities in the fourth quarter of 2023 and first half of 2024, and to achieve an additional increase in capacity to an average of approximately 800 tons per 24-hour operating day. As of September 30, 2023, the Company is conducting test mining activity at approximately 75% mill capicity.

The Company funds its general and administrative expenses in the US from the cash flow from the Company’s operating subsidiary in México. The Company believes that cash on hand and the cash flow to be generated from its current test mining and pilot mill operations, is adequate to fund its ongoing general and administrative expenses through the subsequent twelve months. In 2023 a portion of mine exploration and mine expansion was funded through the sale of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was accomplished under the supervision and with the participation of our principal executive officer and principal financial officer, assisted by our financial consultant, who concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Form 10-Q. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

The Company did not make any change in its internal control over financial reporting during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the period covered by this report on Form 10-Q in the legal proceedings previously publicly disclosed by the Company.

From time to time, the Company is involved in legal matters in the ordinary course of its business. The Company intends to defend itself vigorously against any such claims. It is the Company’s policy to accrue for amounts related to lawsuits brought against it if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of those ordinary-course matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity, or financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in a Current Report on Form 8-K, on August 4, 2023, the Company issued 1,000,000 shares of Common Stock, par value $0.01 per share, to Ocean Partners UK Limited for $5,000,000 USD cash consideration. The offer and sale of the shares of Common Stock were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 because they were subject to private negotiation between the Company and the purchaser and did not involve any public offering of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number;	Name of Exhibit
10.1	Amendment Agreement dated as of August 2, 2023 by and between DynaResource Inc. and MK Metal Trading México de CV (incorporated by reference to Form 8-K dated August 10, 2023).
10.2	Stock Purchase Agreement dated as of August 2, 2023 by and between DynaResource, Inc. and Ocean Partners UK Limited. (incorporated by reference to Form 8-K dated August 10, 2023).
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: November 17, 2023	By:	/s/ K.W. (“K.D.”) Diepholz
K.W. (“K.D.”) Diepholz,
Chairman / Chief Executive Officer / Acting Chief Financial Officer