Form 10-K
period 2023-12-31
DYNARESOURCE INC
filed 2024-04-16
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-30371

DYNARESOURCE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	94-1589426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 W. Las Colinas Blvd., Suite 1910 North Tower Irving, TX	75039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 868-9066

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ no ☒

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2023, was $26,616,189 based on the closing price of $2.02 per share as reported on the OTCQX. For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 23,371,708 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (April 15, 2024)

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference. None.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to our mining business, including resource estimates, exploration efforts, results and expenditures, development initiatives at the San Jose de Gracia Project, estimated production and capacity, costs, capital expenditures, expenses, recoveries, gold prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (“ESG”) and human capital management initiatives, risk management strategies, including capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking information in this report includes, but is not limited to, statements regarding the beliefs, plans, expectations or intentions of management, as of the date of this presentation, regarding: (i) DynaResource, Inc.’s (the “Company”) ability to develop its exploration assets via operational cash flow from gold concentrate production; and (ii) the Company’s plans and expectations regarding its proposed 2024 exploration program for its San Jose de Gracia Project. Although the Company believes that the expectations reflected in the forward-looking information are reasonable, there can be no assurance that these expectations and assumptions will prove to be correct. Such forward-looking statements are subject to risks and uncertainties that may cause actual results, performance or developments to differ materially from those contained in the statements including, without limitation, risks related to: (1) fluctuations in commodity pricing, specifically gold and silver; (2) the Company’s ability to retain or engage qualified employees or contractors necessary to conduct mill operations at its San Jose de Gracia Facility; (3) a decreased demand for gold, silver and other minerals; (4) unexpected difficulties with the milling and the extraction of minerals from the Company’s projects; (5) unexpected interruptions and problems encountered in the operation of the San Jose de Gracia Facility; (6) factors that delay or cause difficulties in timing of shipments of concentrates by the Company; (7) potential negative financial impact from regulatory investigations, claims, lawsuits and other legal proceedings and challenges; (8) the possibility that the Company may not have sufficient capital to operate its San Jose de Gracia Facility or facilitate the further exploration of San Jose de Gracia; (9) inflationary pressures; (10) continued access to financing sources; (11) government orders that may require temporary suspension of operations or effects on our suppliers (12) the effects of environmental and other governmental regulations and government shut-downs; (13) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; and (14) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt and (15) other factors beyond the Company’s control.

There is a significant risk that such forward-looking statements will not prove to be accurate. No assurance can be given that any of the events anticipated by the forward-looking statements will occur or, if they do occur, what benefits the Company will obtain from them. Given the current state of the global financial markets, global commodity markets, especially the recent volatility in gold and silver prices and current economic conditions, any forward-looking statements or projections may be impacted significantly. Consequently, there is no representation by the Company that actual results achieved will be the same as those forecast. You are cautioned not to place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future results. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Mineral Reserves and Resources

We are subject to the reporting requirements of the Exchange Act, and as a result we report our mineral resources according to Item 1300 of Regulation S-K (“S-K 1300”), as issued by the SEC.

In our public filings in the U.S. and in certain other announcements not filed with the SEC, we disclose indicated and inferred mineral resources, each as defined in S-K 1300. We do not have proven and probable mineral reserves as defined in S-K 1300. The estimation of measured mineral resources and indicated mineral resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable mineral reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted into S-K 1300 compliant reserves. The estimation of inferred mineral resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred mineral resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred mineral resources exist, or that they can be mined legally or economically.

Technical Report Summaries and Qualified Persons

The scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by “qualified persons” under S-K 1300. For a description of the key assumptions, parameters and methods used to estimate mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of the Company’s material properties which are included as exhibits to, and incorporated by reference into, this Report.

PART I

ITEM 1. BUSINESS

History and Organization

The Company is a minerals investment, management, and exploration company, and currently conducting test mining and pilot milling activities through an operating subsidiary in México, with specific focus on precious and base metals in México. The Company was originally incorporated in the State of California on September 28, 1937, under the name West Coast Mines, Inc. In November 1998, the Company re-domiciled from California to Delaware and changed its name to DynaResource, Inc. (“DynaUSA”). Our common stock is traded on the OTCQX, the top tier of the OTC Markets Group under the symbol “DYNR”.

DynaUSA owns 100% of the outstanding shares of DynaResource de México, S.A. de C.V. which owns 100% of the mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracia mining project. We have one wholly owned subsidiary in the USA, DynaMexico US Holding LLC (“US Holding”) and three in Mexico, DynaResource de Mexico S.A. de C.V. (“DynaMexico”), Mineras de DynaResource S.A. de C.V. (“DynaMineras”) and DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”) in Mexico, collectively referred to as “the Company”. Although we consider the three Mexican subsidiaries to be wholly owned, each has issued one qualifying share to a second shareholder as required under Mexican law, with such qualifying shares held by either US Holding or DynaUSA’s Chief Executive Officer. The Company currently conducts test mining and pilot milling operations, and other exploration activities of the San Jose de Gracía Property (“SJG”), in northern Sinaloa State, México.

Product

The end use product produced at our test mining and pilot milling operations at SJG is in the form of gold-silver concentrate. Gold-silver concentrate, or simply concentrate, is raw precious metals materials that has been crushed and ground finely to a sand-like product where gangue (waste) and non-precious metals are removed or reduced, thus concentrating the precious metals component. Concentrate processed and produced from San Jose de Gracía is transported to a third-party for processing.

During 2023, we reported the delivery and sale of 24,829 net ounces (Oz) gold (subject to final settlements) contained in concentrate. All gold concentrate originated from the San Jose de Gracía Property in México. Gold concentrates are sold at a small discount to the prevailing spot market price, based on the price per ounce of gold quoted at the London PM gold fix, with the actual net precious metals prices received depending on the sales contract. Concentrates are priced by the assay of the gold content in the concentrate deliveries and the final selling price and gold quantities are subject to final adjustments at the time of final purchase settlement. In the first three quarters of 2023, the final adjustments decreased initial reported delivered ounces by approximately 15%. Since and including the fourth quarter of 2023, there have been no material adjustments to the reported delivered ounces.

Metals Prices

The results of the Company are substantially dependent upon the market prices of gold and silver, which fluctuate widely. In the past, the Company has not entered into derivative contracts to protect the selling price for certain anticipated gold and silver production and to manage risks associated with foreign currencies.

Gold and Silver Pilot Processing Methods

Gold and silver are extracted from mined mineralized material, by crushing, grinding, milling, and further by simple gravity and flotation recoveries. The mineralized material is extracted by underground mining methods. The processing plant at the San José de Gracía mine site is composed of conventional crushing and grinding circuits, and with gravity and flotation recovery methods. The gravity and flotation concentrates are partially dewatered and transported to purchasers in armored and secured semi-trailer trucks.

Commodities

We purchase materials and supplies from third parties to conduct our business, including electricity, fuel, chemical reagents, explosives, steel and concrete. Prices for these commodities are volatile and can fluctuate due to conditions that are difficult to predict, including inflation, currency fluctuations, global competition for resources, consumer or industrial demand and other factors. For most of these commodities, we have existing alternate sources of supply or alternate sources of supply are readily available. We continuously monitor supply and cost trends for these items.

Exploration Stage

The Company is an exploration stage issuer as defined in Section 1300 of Regulation S-K.

Segment Information

The Company operates in one segment: test mining and milling gold-silver concentrate for sale from its location in Mexico.

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

Mineral Concession Rights. Exploration and exploitation of minerals in México may be carried out through Mexican companies incorporated under Mexican law by means of obtaining mining concessions. The Company’s mining concessions were granted by the Mexican government for a period of fifty years from the date of their recording in the Public Registry of Mining and are renewable for a further period of fifty years upon application within five years prior to the expiration of such concession in accordance with the Mining Law and its regulations at their issuance. These mining concessions are subject to annual work requirements and payment of annual surface taxes which are assessed and levied on a semi-annual basis. Such concessions may be transferred or assigned by their holders, but such transfers or assignments must be registered with the Public Registry of Mining in order to be valid against third parties. The holder of a concession must pay semi-annual duties in January and July of each year on a per hectare basis and in accordance with the amounts provided by the Federal Fees Law. During the month of May of each year, the concessionaire must file the work assessment reports made on each concession or group of concessions for the preceding calendar year with the General Bureau of Mines. The regulations of the Mining Law provide tables containing the minimum investment amounts that must be made on a concession. This amount is updated annually in accordance with the changes in the Consumer Price Index.

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

We believe we operate in compliance with all applicable governmental laws and regulations and the costs of compliance are paid for on an ongoing basis. Due to the nature of our permit, we have requirements for landscape restoration which are fulfilled on an ongoing basis. We are working under a permit which required a Forest Fund bond of approximately 134,487 pesos and does not require, other than the replanting of like vegetation material, any reclamation work since we are mining underground. We maintain a greenhouse of approximately 20,000 trees that are used in the replanting of vegetation material.

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the year ended December 31, 2023 and 2022, the Company sold gold-silver concentrates to one purchaser pursuant to an Advance Credit Line Facility (“ACL”) and a Revolving Credit Line Facility (the “RCL”) in accordance with the Commercial Offtake Agreement. As gold-silver concentrate can be sold through numerous gold and silver market traders worldwide, and the price paid to the Company under the ACL/RCL varies based on market conditions, the Company is effectively not economically dependent on a limited number of customers for the sale of its product.

Products and Raw Materials

Gold-silver concentrate is the only product we produce. Additionally, we have no major suppliers of raw materials as the ore we mine is the most important raw material we use. Supplementary supplies such as fuel and organic solutions are in ready supply from a number of vendors.

Competitive Business Conditions

We compete with many companies in the mining and mineral exploration and production industry, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in the United States, Canada, Mexico, Argentina, and other areas where we may conduct our mining or exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these entities, many of which have significantly greater financial resources and larger technical staffs than we do. From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition may be unavailable due to their previous acquisition by other companies or our lack of financial resources.

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

Human Capital Resources

As of December 31, 2023, we had approximately 200 employees in Mexico and 6 in the United States. All our employees based in the United States work in an executive, technical or administrative position, while our employees in Mexico include management, laborers, craftsmen, mining, geologist environmental specialists, information technologists, accountants and various other support roles. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines. For the United States, we also engage independent contractors for technical and professional expertise. None of our employees in México are covered by union contracts and the Company believes we have good relations with our employees.

As part of our fundamental need to attract, reward and retain talent, we regularly evaluate our compensation, benefits and employee wellness offerings. We have determined that our compensation arrangements are competitive in the industry.

Responsibility

The San Jose de Gracia community is home to DynaMéxico activities. We’ve devoted significant capital and resources to ensuring our project is a good neighbor to SJG and the surrounding villages. We strive for best-in-class safety and environmental policies through an approach of responsible production, including the sole use of biodegradable and organic solvents and a focus on best safety practices.

DynaResource has constructed and donated a hospital to the SJG community and contributed funds for repairs and upgrades to the local church and school, and provided education and business training to adults, creating new opportunities for current residents. Additionally, we’ve funded and constructed roads within the community and improved a road from Sinaloa de Leyva to SJG, a distance of over 60 kilometers.

Available Information

We make available links on our website (http://www.dynaresource.com) to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as Forms 3, 4 and 5 with respect to our common stock, including any amendments to any of the foregoing, as soon as reasonably practicable after such reports are electronically filed with the U.S. Securities and Exchange Commission (“SEC”). These filings are also available at http://www.sec.gov.

Copies of our Code of Business Conduct and Ethics, applicable to the executive officers, are also available on our website. Information contained on our website is not a part of this report.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has adopted processes designed to assess, identify, and manage material risks from cybersecurity threats that are integrated into the Company’s overall risk management system. The Company’s cybersecurity risk management processes are managed by Tuearis Cyber (“Tuearis”) an outside contractor with significant experience and expertise in designing and implementing cybersecurity programs for corporate entities such as the Company.

During the year ended December 31, 2023, the Company did not experience any risks from cybersecurity threats that materially affected or were reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

The Company’s Board of Directors, through its Audit Committee (the “Committee”), working closely with the Company’s corporate governance consultant, provides oversight of risks from cybersecurity threats by monitoring incident-based reports from Tuearis as to the existence and severity of such risks. When risks are identified, the Committee works with the Company’s corporate governance consultant to develop appropriate responses, based on the recommendations of Tuearis. The Company does not have an employee with specific expertise in cybersecurity risk management but relies on Tuearis to provide that expertise. All material cybersecurity risks, incidents, and responses are reported to the Committee as a routine matter.

ITEM 2. PROPERTIES

Corporate Headquarters

The Company leases office space for its corporate headquarters in Las Colinas, Irving, Texas. In February 2023, the Company entered into a 52-month extension of the original lease from September 2017 and added additional office space. As part of the agreement the new lease term commenced and the Company received four months free rent upon completion of the finish out of the expansion space. The expansion was complete and the Company occupied the office space effective August 1, 2023. The Company makes tiered lease payments on the first of each month.

Administrative and Logistics Offices

DynaMexico maintains administrative and logistics offices in Guamuchil and Matazalan, Mexico, both of which are under month-to-month payment terms.

Mining Project Location

The San Jose de Gracia mining project (“SJG Project”) is located on map sheet G13-A81 in the Culiacan mining district of Sinaloa State, Mexico, at Latitude 26 ̊ , 9’ N, Longitude 107 ̊, 53’ W, approximately 120 kilometers east northeast of the coastal city of Los Mochis. The property on which the SJG Project resides, straddles the border separating the Mexican States of Sinaloa and

Chihuahua. The SJG Project is located in the south-western portion of the property, and is located entirely within the State of Sinaloa, as shown in the maps below.

Navojoa
Alamos
Huatabampo
SONORA
Balleza
Hidalgo del Parral
Guachochi
Santa Bárbara
Morelos
El Fuerte
CHIHUAHUA
San José de Gracia
Los Mochis
Topolobampo
Guasave
Guamúchil
Sea of Cortez
SINALOA
Santiago Papasquiaro
DURANGO
Navolato
Culiacán Rosales
Culiacan, Sin. (Capital of the State)
Main High ways
Eldorado
San Dimas
Durango
La Cruz
El Salto
Mazatlán
Escuinapa de Hidalgo
San José del Cabo
Cabo San Lucas
100 kilometros
San Diego
Tucson
El Paso
Dallas
TEXAS
BAJA CALIFORNIA
SONORA
CHIHUAHUA
Austin
San Antonio
Houston
LOUISIANA
COAHUILA DE ZARAGOZA
N
BAJA CALIFORNIA SUR
SINALOA
DURANGO
México
TAMAULIPAS
Pacific Ocean
NAYARIT
SAN LUIS POTOSÍ
Guadalajara
JALISCO
GUANAJUATO
Ciudad de México
MICHOACÁN
COLIMA
PUEBLA
VERACRUZ
GUERRERO
OAXACA
CHIAPAS
TABASCO
CAMPECHE
YUCATÁN
Mérida
Cancún
Belize
Guatemala
Honduras
200 Kilometros

DynaMexico owns the San Jose de Gracia mineral concessions, which are comprised of 33 distinct concessions covering an aggregate of approximately 9,920 hectares. The concessions are held 100% by DynaMexico and there are no royalty or other interests.

The property on which the SJG Project resides is located in and around the village of San Jose de Gracia, approximately 100 km northeast of Guamuchil, on the west side of Mexico. The village of San Jose de Gracia has a small airstrip and can be accessed by a small airplane, or alternatively, by a dirt mountain road. There are roads providing access to the property on which the SJG Project resides. which are accessible throughout the year, with the possible exception of June and July when the rainy season sometimes causes flooding and runoff to make the roads too muddy to navigate.

Local Resources and Infrastructure

Accommodations

The Village of San Jose de Gracia maintains a few stores which offer essential goods and services. The camp site area, which is closer to the mining activities, maintains facilities of twelve rooms with additional lodging available in the village which can accommodate a total of about 225 persons.

Power

A power line to the San José de Gracia Project has been installed by the Comisión Federal de Electricidad, the only authorized power producer in Mexico. The power line was installed in March 2012 from the La Estancia area of the municipality of Sinaloa de Leyva, a distance of approximately 75 kilometers.

The power line is currently 220 volts maximum capacity, which supports domestic use only, including the office and camp facilities at SJG, such as water pump, air conditioning, refrigeration, lights, internet, and fans, as well as local residential use. The SJG Project produces its own diesel-generated power as a backup to the power grid.

Offices – Camp Facilities

The SJG Project sources many of its supplies from nearby towns, Guamuchil, Los Mochis and Culiacan. There is a satellite dish installed at the SJG Project providing communications from the SJG Project. At the SJG Project, DynaMexico maintains a camp staff, including geologists, field helpers, consultants, security, cooks and cleaners. Most of these employees come from the local community.

Mining Concessions

The San José de Gracia Property consists of the following 33 contiguous mining concessions which covers an area of approximately 9,920 hectares (24,513 acres):

Current Mining Concessions - San José de Gracia

Claim Name	Claim Number	Staking date	Expiry	Hectares
AMPL. SAN NICOLAS	183815	22/11/1988	21/11/2038	17.4234
AMPL. SANTA ROSA	163592	30/10/1978	29/10/2028	25.0000
BUENA VISTA	211087	31/03/2000	30/03/2050	17.9829
EL CASTILLO	214519	02/10/2001	01/10/2051	100.0000
EL REAL	212571	07/11/2000	07/11/2052	2038.0000
EL REAL 2	216301	30/04/2002	29/04/2052	280.1555
FINISTERRE FRACC. A	219001	28/01/2003	27/01/2053	18.7856
FINISTERRE FRACC. B	219002	28/01/2003	27/01/2053	174.2004
GUADALUPE	189470	05/12/1990	04/12/2040	7.0000
LA GRACIA I	215958	02/04/2002	01/04/2052	300.0000
LA GRACIA II	215959	02/04/2002	01/04/2052	230.0000
LA LIBERTAD	172433	15/12/1983	14/12/2033	97.0000
LA NUEVA AURORA	215119	08/02/2002	07/02/2052	89.3021
LA NUEVA ESPERANZA	226289	06/12/2005	05/12/2055	40.0000
LA UNION	176214	26/08/1985	25/08/2035	4.1098
LOS TRES AMIGOS	172216	27/10/1983	26/10/2033	23.0000
MINA GRANDE	163578	10/10/1978	09/10/2028	6.6588
NUEVO ROSARIO	184999	13/12/1989	12/12/2039	32.8781
PIEDRAS DE LUMBRE 2	215556	05/03/2002	04/03/2052	34.8493
PIEDRAS DE LUMBRE 3	218992	28/01/2003	27/01/2053	4.3098
PIEDRAS DE LUMBRE No.4	212349	29/09/2000	28/09/2050	0.2034
PIEDRAS DE LUMBRE UNO	215555	05/03/2002	04/03/2052	40.2754
SAN ANDRES	212143	31/08/2000	30/08/2050	385.0990
SAN JOSÉ	208537	24/11/1998	23/11/2048	27.0000
SAN MIGUEL	183504	26/10/1988	25/10/2038	7.0000
SAN NICOLAS	163913	14/12/1978	13/12/2028	55.5490
SAN SEBASTIAN	184473	08/11/1989	07/11/2039	40.0000
SANTA MARIA	218769	17/01/2003	16/01/2053	4.2030
SANTA ROSA	170557	13/05/1982	12/05/2032	31.4887
SANTO TOMAS	187348	13/08/1986	12/08/2036	312.0000
TRES AMIGOS 2	212142	31/08/2000	30/08/2050	54.4672
FINISTERRE 4	231166	18/01/2008	17/01/2058	2,142.1302
FRANCISCO ARTURO	230494	06/09/2007	27/03/2057	3,279.5600
TOTAL				9,920.0000

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

To maintain Mining Concessions in good standing, the registered owner must (a) pay bi-annual mining duties in advance, by January 31 and July 31 each year, (b) file assessment work reports by May 30 each year, for the preceding year (some exceptions apply), and (c) by January 31 each year, file statistical reports on exploration / exploitation work conducted for the preceding year. The Company believes it is in good standing regarding all above noted obligations.

Notice of Commencement of Production Activities and Annual Production Reports must be filed annually by January 31 each year for those concessions where mineral ore extraction is taking place. As a general provision, registered owners of Mining Concessions must follow environmental and labor laws and regulations in order to maintain their Mining Concessions in good standing.

The following claim location map shows the location of each of the concessions and the legend presents various areas of mining and drilling.

Surface Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), the Company maintains access and surface rights for the SJG Project pursuant to a 20-year Land Lease Agreement. This lease agreement with the Santa Maria Ejido Community (the owners of the surface rights) is dated January 6, 2014 and continues through 2033. The lease agreement covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments of $1,359,443 Pesos (adjusted for inflation). The 2023 payment was $4,414,124 pesos (approx. $249,000 USD).

The lease agreement provides the Company with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining, pilot production and exploration activities.

Water Concession

The Company has secured the Water Rights Concession for the area surrounding SJG. The Director of Water Administration of the National Water Commission of México (CONAGUA) formally certified in writing the rights of DynaMéxico to legally “use”, exploit and extract 1,000,000 cubic meters of water per year from the DynaMéxico extraction infrastructure located within the perimeter of the mining concessions. CONAGUA determined that the DynaMéxico water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMéxico will be subject to applicable levies imposed by the Mexican tax authorities in accordance with current Mexican tax laws. The water concession provides sufficient water for current operations, and for the anticipated future needs of the project. The Company recycles water from the tailings pond back through the test milling circuit, then back to the tailings pond.

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

Time Frame to Obtain Any Permit or Approval To Explore or Mine

NOM-120 is a notice to SEMARNAT only and has no prescribed processing time. Processing time for review and approval of a CSUP Application and Technical Justification Study varies depending on the workload of the SEMARNAT regional office where application is filed, but a processing time of four months is typical.

Processing time for review and approval of an Environmental Impact Assessment Study varies depending on workload of SEMARNAT regional office where application is filed, but a processing time of six months is typical. Processing time for issuance of a GPCSE by SEDENA is approximately six months. Processing time for issuance of a Water Rights Concession by CONAGUA is approximately six months.

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

Water Rights Certification

On March 8, 2012 the Director of Water Administration of CONAGUA certified in writing the rights of DynaMexico to use, exploit and extract 1,000,000 cubic meters of water per year from the Company’s extraction infrastructure located in SJG. CONAGUA determined that DynaMexico’s water rights are not subject to any other water rights concession or any other water extraction restriction.

Bonding Requirements

Under the CSUP issued to DynaMexico on December 20, 2010, SEMARNAT imposed upon DynaMexico the obligation to post a bond in the amount of $116,911 Pesos for reforestation and remediation measures in SJG. The Company maintains a greenhouse of 20,000 trees which are used in the reforestation efforts as necessary.

Under Preventive Exploration Notice (Preventive Exploration Notice) approved by SEMARNAT on July 21, 2010, SEMARNAT imposed upon and DynaMexico complied, the obligation to post a bond in the amount of $134,487 Pesos, to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities. As required by US Generally Accepted Accounting Principles (“US GAAP”) the Company also has an asset retirement obligation recorded as of December 31, 2023 for the net present value of the cost to dismantle and dispose the plant and remove the tailings pond.

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

HISTORY OF SAN JOSE DE GRACIA

Production at San José de Gracia dates from the 1800’s and totals approximately one million ounces of gold mined from high-grade quartz veins. Large-scale mining in the camp began in 1870 and ended in 1910 with the onset of the Mexican Revolution. The majority of the production came from the Anglo, Rosario and La Cruz Mines on the Purisima Ridge trend, and from the La Prieta

Mine on the La Prieta trend (reference Fig. 2). The remainder of the production was derived from as many as 60 smaller mines throughout the 12 square kilometer area, including the Palos Chinos, San Pablo, Tres Amigos, La Ceceña, Los Hilos, Santa Rosa, Veta Tierra, La Union, Santa Eduwiges, La Mochomera and La Parilla Mines.

This table presents the historic reported gold production for San Jose de Gracia prior to 1970:

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

Recent Ownership of the Property

By 1977, the underlying owners of the mining concessions and subsequent vendors to Minera Finisterre SA de CV. (“Finesterre”) succeeded in acquiring control of most of the district, and installed a 70 ton per day flotation concentrator. Finisterre subsequently acquired the property through option agreements with the underlying vendors and continued some exploration work, although most of its financial resources were expended in erecting a larger, 200 ton per day concentrator.

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

Test Mining Operations

The Company has not determined mineral reserves and the test mining program is exploratory in nature. The Company has started extraction in identified areas after analysis of the results from the drilling program that was recommenced in 2021. All mines are underground and the ore is hard rock that needs to be blasted, removed from the mine and taken to the test mill to be crushed and ground before gold concentrate can be extracted.

Summary of Test Mining and Pilot Mill Operations for 2018 to 2023:

	Estimated Total Tonnes Mined &	Estimated Reported Mill Feed Grade	Estimated Reported Recovery	Estimated Gross Gold Concentrates Recovered	Estimated Net Gold Concentrates Sold
Year	Processed	(g/t Au)%		(Au oz.)	(Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566
2022	137,740	8.18	88.05%	31,905	25,554
2023	198,518	5.58	76.50%	27,252	24,829

Test pilot operations in 2023 yielded 198,518 tonnes of material, mined and processed from underground test mining activity and pilot milling operations. These test pilot operations also yielded approximately a reported 27,252 gross ounces of gold, and net of dry weight adjustments at the buyer’s facilities of approximately a reported 24,829 ounces of gold.

Infrastructure Improvements, Expansion and Increased Output (2017 To 2023)

As part of the Company’s test mining activities, the Company continues to upgrade the facilities and the pilot mill. Significant improvements have been made such that the condition of the equipment is new, relatively new or in good condition. The Company has three ball mills of which the two largest are currently running 800 tons per 24-hour day at the end of 2023. The third is currently being used as a regrind mill.

The Company continues its exploration at San Jose de Gracía, in order to increase production of gold ounces. Since January 2015 startup of the test mining and milling activities, the Company has increased daily output from an initial 75 tons per 24-hour operating day to a capacity of 800 tons per 24-hour operating day at the end of 2023.

Since January 2017, the Company has expended approximately $28.3 million USD in non-recurring costs, generally classified as project improvements and expansion costs which have been expensed in the Company’s financial statements. These funds have been provided primarily from cash flows from operations.

Of the approximately $28.3 million in non-recurring costs, the Company has spent the following on facilities expansion:

Mill Expansion	$7,893,000
Tailings Pond Expansion	1,464,000
Machinery and Equipment	3,165,000
Mining Camp Expansion	272,000
Total	$12,794,000

The Company has spent the following amounts on mine development:

Mine Development - San Pablo	$4,968,000
Mine Expansion - San Pablo East	915,000
Mine Expansion - Tres Amigos	1,599,000
Exploration Drilling	5,000,000
SJG Mining Concessions	2,014,000
Surface Rights and Permitting	1,042,000
Total	$15,538,000

The Company is currently reporting all costs of test mining operations, project improvements, and project expansion as expenses in accordance with the United States Securities & Exchange Commission requirements for an exploration stage company. The result of expensing all costs is that the Company has accumulated a net loss carry-forward from México operations of $22.0 million USD which is available to offset future taxable earnings.

The Company is performing exploration drilling to further define mineralization and in 2023 and 2022 expended $2,514,544 and $2,484,072, respectively, for this drilling.

The Company is currently an exploration stage issuer and is reporting all costs of mine operations, improvements, and expansion as expenses in accordance with Section 1300 of Regulation S-K and US GAAP requirements, and therefore the above costs are not reflected as capitalized assets on the Company’s balance sheet.

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

The SJG Project can be accessed by road, from either the City of Culiacan or the City of Guamuchil. Either route goes through the small town of Sinaloa de Leyva, then from Sinaloa de Leyva by gravel mountainous road to the village of San José de Gracia (population 750), which covers approximately 90 kilometers and is roughly a five-hour trip.

The SJG Project can also be accessed by air. A gravel airstrip is located adjacent to the San Jose de Gracia Village. The airstrip is suitable for light aircraft and charter flights of 45 minutes duration are available from the cities of Los Mochis or Culiacan. Much of the labor for mining and production activities of DynaMexico is provided by the local community of SJG.

Climate and Operating Season

The climate is semi-tropical with a rainy season dominating June and July. For some activities on the SJG project, operations may be suspended during the rainy season.

MINERAL PROCESSING AND METALLURGICAL TESTING

Bulk Sample, Hazen Process Development Metallurgical Report

Ore and existing mill tailings samples were collected prior to DynaMexico’s acquisition and consolidation of San Jose de Gracia. The ore samples consisted of a bulk (about 500 kg) of stockpiled ore from the lower adit of the Tres Amigos mine (intercept of the Tres Amigos and Orange Tree veins). In addition, approximately 100 kg of ore as a bulk sample was taken from the surface at the Gossan Cap area. Three additional ore samples (approximately 5-15 kg each) were assembled from splits of the cores from several of the 1997 drilling program core holes to develop samples representing different ore types for testing. These included: 1) composite drill cores from Palos Chinos, 2) massive sulfide from the Tres Amigos vein and 3) disseminated, nonsurprise mineralized zones at the bottom of several Tres Amigos core holes. The logic was that major exploratory test work to define a metallurgical process would be done on the bulk sample from the adit at Tres Amigos and the other samples would have limited testing done at the selected metallurgical process conditions to verify the performance of the selected metallurgical process circuit on other types of San José mineralization. Finally, several bulk samples (50-100 kg) of existing tailings from the Rosarito mill and the old Rosarito mill were collected and used to conduct flotation, gravity, and limited leachability test work on the tailings.” Samples were shipped to the laboratory of Carbonyx Carbon Technologies in Plano, Texas where in 2000 and 2001 two separate preliminary test programs were conducted, one for the tailings, and the other for a portion of the bulk Tres Amigos ore. The Company developed a concept for the metallurgical processing to produce both gravity and flotation concentrates (rougher and cleaner). The tests confirmed a metallurgical flow sheet to be utilized at San José to recover up to 90% of the feed gold into the concentrates. The above “in-house” testing established a preliminary flowsheet for a mill circuit for processing either primary ore or for reprocessing the existing tailings. Subsequently Hazen Research Laboratories of Golden, Colorado (“Hazen”) was engaged to provide independent verification of the in-house work and carry out additional optimization test work. Lockwood Greene/ Mr. Henderson prepared and verified completion of the scope of work.

In summary, various interim reports and the final metallurgical report, the Official Hazen Test Report, (“Hazen Report”)” provided results as follows:

a)
The initial gravity beneficiation/flotation test work on the Tres Amigos and Gossan Cap bulk ore samples were very encouraging with up to 80% recovery of the feed gold into the gravity concentrates while maintaining a minimum concentrate grade of 100 g Au/t ;
b)
The existing tailings samples (feed grades of 3 -8 g Au/t) returned similar recovery results, but had to be cleaned to produce a final concentrate with > 100 g Au/t ;
c)
The overall gold recoveries into the gravity cleaner concentrate still were in excess of 50% of the total feed gold;
d)
Flotation tests on primary ore samples resulted in recoveries of 85 - 90% of the feed gold into the rougher concentrates, however, recoveries after cleaning (to get > 100 g Au/t grade) dropped to the 65-75% range.

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

Since January 2021, seven areas have been drill-tested. They are: Tres Amigos, La Union, San Pablo, Tepehuaje, La Ceceña, Palos Chinos and La Mochomera. Since 2021, 241 holes for approximately 53,285 meters of diamond drilling has been completed and approximately 33,566 core samples were collected of which approximately 1,175 quality assurance/quality control (“QA/QC”) samples were shipped for laboratory analysis and verification.

Exploration and Drilling Protocol

The Company’s internal controls are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results and resource estimates are reasonable and in line with industry best practices. These internal controls include QA/QC in the collection, analysis, verification, storage, reporting and use of drillhole, assay, metallurgical and other technical and scientific information, including the following internal control protocols in place for exploration data:

•
Written procedures and guidelines to support preferred sampling methods and approaches, with periodic compliance reviews of adherence to such written procedures and guidelines;
•
Maintenance of a complete chain-of-custody, ensuring the traceability and integrity of the samples at all handling stages from collection, transportation, sample preparation and analysis to long-term sample storage;
•
Geological logs are checked and verified, and there is a physical sign-off to attest to the validation protocol required;
•
Quality control checks on collar and downhole survey data for errors or significant deviations;
•
Third-party fully certified labs are used for assays used in public disclosure or resource models;
•
Appropriate types of quality control samples are inserted into the sample stream at appropriate frequencies to assess analytical data quality;
•
Regular inspection of analytical and sample preparation facilities by appropriately experienced personnel;
•
QA/QC data are regularly verified to ensure that outliers, sample mix-ups, contamination, or laboratory biases during the sample preparation and analysis steps are correctly identified, mitigated or remediated. Changes to database entries are required to be documented;
•
Database upload and verification procedures to ensure the accuracy and integrity of the data being entered into the project database. These are typically performed using software data-checking routines. Changes to database entries are required to be documented. Data are subject to regular backups.

Mineral Resource Estimation

DynaResource has the following internal control protocols in place for mineral resource estimation:

•
Prior to use in mineral resource estimation, the selected data to support estimation are downloaded from the database into a project file and reviewed for improbable entries and high values;
•
Written procedures and guidelines are used to support estimation methods and approaches;
•
Completion of annual technical statements on each mineral resource estimate by qualified persons. These technical statements include evaluation of modifying and technical factors, incorporate available reconciliation data, and are based on a cashflow analysis;
•
Internal reviews of block models, mineral resources using a “layered responsibility” approach with qualified person involvement at the site and corporate levels.

Development of our mineral resource estimates use tools and processes such as mine design, scheduling and geostatistical tools that conform to industry best practices and are regularly reviewed and reconciled by internal and external parties. There are internal and external audit processes for mineral resource estimation.

Mineral resources are estimates that contain inherent risk and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.

EXPLORATION PLANS FOR 2024

The Company plans to continue its exploration drilling program with two to six rigs on site. Management and geologists will make decisions based on capital available, the drill results, corporate strategies and market conditions, surface mapping, sampling and target generation. The Company has contracted with a "Qualified Person" within the meaning of subpart 1300 of Regulation S-K and Canadian Standard NI 43-101 to interpret the data collected for a formal Mineral Resource update in 2024.

TECHNICAL DISCLOSURE

All technical disclosures and resource estimate covering the Company's mineral property was prepared under the supervision of Mr. Francisco M Carranza Sr, CPG-11933, Consulting Geologist for the Company and a "Qualified Person" within the meaning of subpart 1300 of Regulation S-K.

The following is a summary and results of the data validation process of the 2023 and 2024 drilling campaigns, as well as an estimation of the resource potential, in the exploration area named La Mochomera, at the San Jose de Gracia Project of Dyna Resources Company.

Database

The drilling campaign consists of 100 drill holes with description, sampling, and dumped in an excel file, Dyna Resources delivered this information of drill cores, these files have information of geological description, sampling intervals, type of control sample (standard/blank), considering that this is the main source of more original data for the validation.

Bureau Veritas Laboratory provided us with access to the original certificates for both the 2023 and 2024 campaigns, the sum of these certificates is a total of 102 certificates, with Au, Ag, and ICP analysis.

Only 58 drill holes out of the 100 holes in the database are considered in the modeling of the area's resource potential. These generate continuities in geological and grade continuities. The orientation of the bodies are very similar to the other areas of the San Jose de Gracia district, bodies of mineralized veins, with variable thicknesses, with a general strike of 36° Az, and general strike of -30° of inclination to the NW.

La Mochomera has 11 zones of mineralization "veins" parallel, in a train of extension of little more than 400 meters, not all the veins present the same dimensions, but nevertheless it is possible to observe the orientations and similar inclinations.

Mineral Resource Estimate for the Mochomera area 2024.

Resource estimation was done in MineSight software using kriging with the omni-directional variogram used in the district due to similarity and prior knowledge of previous estimates.

To each of the structures was assigned a code, this code in turn was assigned to the blocks and composites belonging to these domains, so that the interpolation is controlled by domains and to control the interpolation Resources were estimated by kriging using data from 2024 and 2023 data. La Mochomera Resources was not classified.

Capping used was similar to the previous estimation, no variability was observed at the breakpoint of the probability plot.

Au Cut off g/t	Tonnes	Volume	Au ppm	Ag ppm	Cu pct	Pb pct	Zn pct	AuOz	AgOz	CuKg	Pb Kg	Zn Kg
0.2	4,150,533	1,660,213	1.11	2.51	0.04	0.01	0.02	148,138	334,979	2,019,676	415,053	830,107
0.4	2,309,195	923,678	1.78	3.47	0.06	0.01	0.03	132,166	257,650	1,391,988	230,919	692,758
1	1,093,769	437,507	3.07	4.55	0.08	0.02	0.04	107,970	160,021	790,833	218,754	437,507
2	576,958	230,783	4.55	5.66	0.10	0.02	0.05	84,410	105,003	576,958	115,392	288,479
3	354,950	141,980	5.86	6.19	0.12	0.02	0.05	66,881	70,648	425,940	70,990	177,475

Resource Estimate as of December 31, 2022

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

The above resource estimate has been prepared using industry standard methods and software in accordance with the necessary requirements in order to calculate a reliable resource estimate. There can be no assurance that there is no overlap of the underground and bulk tonnage resources. There can be no assurance that a full Technical Report commissioned under Canadian Standard NI 43-101 will reflect the same results as those reported above. There can be no assurance that the Company will be able to extract the value of the resources indicated in the table above.

In addition to the recent resource estimate described above, in 2012, the Company commissioned a Technical report under Canadian standards NI-43-101 to define resource at San Jose de Gracia which can be viewed in more detail in the Technical report dated December 31, 2012 at https://dynaresource.com/wp-content/uploads/2023/12/2012-dynamexico-sjg-43-101-technical-report-revised-for-tsx-final-123112-1.pdf. The Company expects to update this report in 2024.

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

The above resource estimate has been prepared using industry standard methods and software in accordance with the necessary requirements in order to calculate a reliable resource estimate. The total mining until December 2022 is approximate and subject to the results when an updated full technical report is commissioned. In 2023, an additional 198,516 tons with a reported grade of 5.58 containing 27,252 oz of gold was reported. There can be no assurance that there is no overlap of the underground and bulk tonnage resources. There can be no assurance that a full Technical Report commissioned under Canadian Standard NI 43-101 will reflect the same results. There can be no assurance that the Company will be able to extract the value of the resources indicated in the table(s) above.

ITEM 3. LEGAL PROCEEDINGS

2014 Arbitration Proceeding Filed by Goldgroup Resources Inc.

On March 14, 2014, Goldgroup Resources, Inc. ("Goldgroup") filed for arbitration in the United States with the American Arbitration Association (“AAA”), seeking monetary and nonmonetary relief under an Earn In/Option Agreement. On August 25, 2016, the AAA issued a ruling in favor of Goldgroup against the Company and DynaMéxico (the “Arbitration Award”). On May 9, 2019, the United States District Court for the District of Colorado (the “Colorado U.S. District Court”) confirmed the Arbitration Award. The Company fulfilled its obligations under the Arbitration Award prior to the beginning of 2023. On March 5, 2024, the Colorado U.S. District Court issued an Order denying requests for additional relief by both the Company and Goldgroup and stating that the case is closed.

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

Consequence of the México legal rulings and the Goldgroup legal withdrawal:

•
The $48,280,808 USD damages award (dated October 05, 2015) in favor of DynaMéxico and against Goldgroup Resources Inc., confirmed by Mexican courts in 2019, is final, conclusive, and enforceable under Mexican law. Goldgroup Resources’ challenges to that award have been fully denied and the damages award is final.
•
Goldgroup’s challenges to DynaMéxico’s share ownership have also been fully denied and consequently, under Mexican law, Goldgroup owns no shares in DynaMexico.

Mercuria Energy Trading S.A vs Mineras de DynaResource S.A. de C.V.

In 2020, Mercuria Energy Trading, S.A. (“Mercuria”) initiated an arbitration proceeding against Mineras de DynaResource, S.A. de C.V. (“Mineras”), arising out of the earlier-terminated supply agreement between the parties. In January 2022, the arbitration panel awarded Mercuria the sum of US$1,822,674, plus interest at 2% over the quarterly compounded USD three- month LIBOR rate, from February 2020 forward. In August 2022, the panel also assessed costs of the arbitration proceeding against Mineras, in the aggregate amount of £ 376,232.75. DynaResource has accrued $1,000,000 for the arbitration award and related costs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the OTCQX, the top tier of the OTC Markets under the symbol "DYNR". The following table sets forth, for the periods indicated, the high and low bid quotations which reflect inter-dealer prices, without retail mark-up or mark-down and without commissions; and may not reflect actual transactions. All amounts are denominated in U.S. dollars.

Year Ended December 31, 2023	Low	High
First Quarter	2.10	2.50
Second Quarter	1.80	2.30
Third Quarter	1.90	3.00
Fourth Quarter	1.96	2.61
Year Ended December 31, 2022	Low	High
First Quarter	1.23	1.90
Second Quarter	1.50	2.00
Third Quarter	1.29	2.39
Fourth Quarter	2.06	2.46

As of December 31, 2023, there were 23,371,708 shares of our common stock outstanding, which were held by approximately 424 shareholders of record. The number of shareholders of record does not include shareholders that hold their shares in street name or with a broker.

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

The Company

The Company is a minerals investment, management, and exploration company, and currently conducting test mining and pilot milling operations through an operating subsidiary in México, with a specific focus on the prolific San Jose de Gracia high-grade gold project in México.

We currently conduct activities in México through our operating subsidiary DynaResource de México SA de CV. (“DynaMéxico”). We currently own 100% of the outstanding shares of DynaMéxico, and DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the San José de Gracia Property (“SJG”), in northern Sinaloa State, México.

In addition to investing in the increase and expansion of its test mining and milling activities at SJG in 2023, the Company has focused on corporate governance, with the intention of meeting the listing requirements for other exchanges in the US and/or Canada.

Project Improvements, Expansion and Increased Output (2017 to 2023)

Since 2017, the Company has conducted test mining and pilot milling activities at SJG, and to improve, increase and expand test mining and pilot milling operations to increase production of gold ounces, and since 2022 to continue exploration activities at SJG with the target to increase primarily gold resources.

Since the startup of the test mining and milling activities at SJG in January 2015, the Company has increased daily output from an initial average of 100 tons per 24-hour operating day, to an average of approximately 550 tons per 24-hour operating day in 2023. In 2023, the volume processed increased over 44% from an average of 377 tons per 24-hour day to an average of 550 tons per 24-hour day in 2023.

During the first half of 2024, the Company expects to begin to achieve capacity from test mining and milling activities of approximately an average of 800 tons per 24-hour operating day and build processing capacity to an average of 900 to 1,000 tons per day in the second half of 2024.

Since January 2017, the Company has expended approximately $28.3 million USD in non-recurring costs, generally classified as project improvements and expansion costs which have been expensed in the Company’s financial statements. The funds for these expenditures have been provided primarily from cash flows from operations and from the sale of the Company’s equity.

Of the approximately $28.3 million in non-recurring costs, the Company has spent the following on facilities expansion:

Mill Expansion	$7,893,000
Tailings Pond Expansion	1,464,000
Machinery and Equipment	3,165,000
Mining Camp Expansion	272,000
Total	$12,794,000

The Company has spent the following amounts on mine development:

Mine Development - San Pablo	$4,968,000
Mine Expansion - San Pablo East	915,000
Mine Expansion - Tres Amigos	1,599,000
Exploration Drilling	5,000,000
SJG Mining Concessions	2,014,000
Surface Rights and Permitting	1,042,000
Total	$15,538,000

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States General Accepted Accounting Principal (“GAAP”) requirements. The result of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of approximately $22 million USD which is available to offset future taxable earnings.

Results for the Years Ended December 31, 2023 and 2022

Summary of Test Mining and Pilot Mill Operations for 2018 to 2023:

Year	Estimated Total Tonnes Processed	Estimated Reported Mill Feed Grade (g/t Au)	Estimated Reported Recovery %	Estimated Gross Gold Concentrates Produced (Au oz.)	Estimated Net Gold Concentrates Sold (Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566
2022	137,740	8.18	88.05%	31,905	25,554
2023	198,518	5.58	76.50%	27,252	24,829

Test pilot operations in 2023 yielded 198,618 Tons mined and processed from underground test mining activity and pilot milling activities and the production of approximately 27,252 gross Oz Au, and net of dry weight adjustments at the buyer’s facilities, the production of approximately 24,829 Oz Au.

Test pilot operations in 2022 yielded 137,740 Tons mined and processed from underground test mining activity and pilot milling activities and the production of approximately 31,905 gross Oz Au, and net of dry weight adjustments at the buyer’s facilities, the production of approximately 25,554 Oz Au.

The decrease in the estimated recovery percentage from 88.05% to 76.50% was a result of processing different types of ore on a larger scale, testing activities, and adjustments to the operating inputs of the new ball mills. We believe the test mill operations will achieve increased efficiencies as we gain experience with larger volumes of material processed. However, the Company believes the reported recovery percentage may continue to be a reduced percentage from prior periods, as we process larger volumes of material and our milling processes are refined.

The drop in the feed grade at the pilot plant facility is a result of dilution experienced in the test mining activities, and partially due to the increase in test mining tonnage. To increase the tonnage of higher-grade test mining material available for test mill processing, the Company has opened another test mining area of SJG in the fourth quarter of 2023. The Company expects to achieve the access to an additional test mining area at SJG during 2024.

REVENUE: Revenue decreased approximately 10.5% to $35,573,194 for the year ended December 31, 2023 from $39,767,460 for the year ended December 31, 2022. As discussed above, the Company’s yield decreased in 2023, which attributed to a 2.8% decrease in delivered ounces for the year. Additionally, revenue in the first half of 2023 was offset by adjustments in final settlements of $2,593,583 based on provisional settlements recorded on 2022 shipments. Consistent with ongoing practice, the final settlement assays are recorded in the period received, of which the process may generally include a delay of three to six months due to Buyer’s receipt of final assay from the independent assay firm prior to July 2023. The Company has worked with the buyer and the independent assay firm to develop processes to shorten the period of waiting on the final settlement assays, and during the last quarter of 2023, the final settlement adjustments were being processed and received in approximately 4-6 weeks. The Company believes it has addressed the issues contributing to the differences in the assays that occurred since the installation of the new milling equipment in late 2022.

PRODUCTION COSTS RELATED TO SALES: Production costs related to sales for the years ended December 31, 2023 and 2022 were $8,256,062 and $4,413,649, respectively. These are expenses directly related to the milling, packaging and shipping of primarily gold and other precious metals product. This represents an increase in the milling cost per ounce delivered (according to the preliminary settlements) from $173 per ounce to $333 per ounce. The increase in the cost per ounce is primarily related to the decrease in feed grade from 8.18 g/t Au in 2022 to 5.58 g/t in 2023, resulting in an increase in tonnage processed from 137,740 in 2022 to 198,518 in 2023. The Company expanded its pilot milling capacity late in 2022, which allows the Company to process more tonnage and process ore with a lower grade.

MINE PRODUCTION COSTS: Mine production costs for the years ended December 31, 2023 and 2022 were $11,156,677 and $6,500,975 respectively. These costs were directly related to the extraction of mine tonnage to be processed at the mill. The increase is primarily due to an increase in tonnage mined as well as an increase in cost per ton from $47.98 per ton in 2022 to $54.77 per ton in 2023. The increase in the cost per ton is primarily related to higher labor, equipment and fuel costs due to inflation in Mexico of over 5% in 2023.

MINE EXPLORATION COSTS: Mine exploration costs for the years ended December 31, 2023 and 2022 were $8,311,027 and $5,707,832, respectively. These were the costs of extracting waste material to reach the materials to be extracted for processing. The increase was a result of the increase in volume. However, the percentage of waste tonnage dropped from 49.2% of total tonnage mined in 2022 to 46% in 2023.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the years ended December 31, 2023 and 2022 were $2,554,505 and $6,058,588, respectively. These were the costs associated with the expansion of the mining facilities. Primary expenditures in 2023 were additional costs related to the new ball mills, including a new crusher, and concentrators on the front and the backs of the mill to aid in free gold recovery. Primary costs in 2022 were the purchase and installation of the two new ball mills and the construction of a new tailings pond. These are cost which would normally have been treated as capital expenditures under U.S. GAAP but the Company is required to expense because of the lack of proven and probable reserves.

EXPLORATION DRILLING: Exploration drilling expenses for the years ended December 31, 2023 and 2022 were $2,514,544 and $2,484,072, respectively. The Company began a new drilling program in 2022 to update its Canadian National Instrument 43-101 resource estimate. The Company drilled 43 drill holes totaling 5,056 meters during 2022 and 75 drill holes totaling 21,931 meters in 2023.

CAMP, WAREHOUSE AND FACILITIES: Camp, warehouse and facility cost for the years ended December 31, 2023 and 2022 were $5,453,778 and $4,403,660, respectively. These were the support costs of the mining facilities including housing, food, security and warehouse operations. The increase was a result of the increase in personnel from the increase in operations.

TRANSPORTATION: Transportation costs for the years ended December 31, 2023 and 2022 were $2,898,272 and $2,261,681, respectively. These were the costs of transporting material between the mine and the mill, and delivery of the concentrate to the customer for treatment and sale. The increase was a result of the overall increase in volume transported and the general increase in fuel and trucking costs.

PROPERTY HOLDING COSTS: Property holding costs for the years ended December 31, 2023 and 2022 were $172,663 and $149,571, respectively. These costs were concessions taxes, leases on land and other direct costs of maintaining the property.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the years ended December 31, 2023 and 2022 were $8,592,745 and $4,134,902 respectively. These general and administrative expenses were the costs of operating the Company not directly associated with the test mining and pilot mill operations including management, accounting, and legal expenses. The increase in costs in 2023 was primarily an increase in legal fees as discussed in the legal summary, including a non-recurring legal expense of $3,000,000 tied to the successful outcome of litigation and due to an overall increase in administrative costs supporting the Company’s increase in activity.

STOCK COMPENSATION EXPENSE: Stock compensation expense was $881,250 for the years ended December 31, 2023 and 2022 related to the vesting of restricted stock awards issued in 2022.

OTHER INCOME (EXPENSE): Other income (expense) for the years ended December 31, 2023 and 2022 was $(235,675) and $1,336,841, respectively. Included in 2022 was interest expense of $450,324, mark-to-market gain on the derivative liability of $1,726,497, currency translation gain of $58,426, and other income of $2,242. Included in 2023 was interest expense of $567,792, mark-to-market gain on the derivative liability of $375,076, currency translation loss of $45,177 and other income of $2,218.

OTHER COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized foreign currency translation gain for the period. The Company’s other comprehensive loss for the years ended December 31, 2023 and 2022 consisted of unrealized foreign currency translation gains of $585,622 and $359,743, respectively, of which $383,604 of the 2023 gain related to a cumulative translation adjustment resulting from the unrealized gains on the Company’s deferred tax asset arising from the Mexico net operating loss.

Liquidity and Capital Resources

As of December 31, 2023, the Company had negative working capital of $10,261,645, a decrease from the working capital maintained by the Company of $11,789,578, as of December 31, 2022. The primary reasons for the decrease is related to a decrease in cash related to the Company’s net loss, which included over $29.5 million of non-recurring expenditures as discussed herein, an decrease in the Company’s current foreign tax receivable as delays in refunds of the IVA tax warranted classification as long-term in 2023, and an increase in accounts payable and accrued expenses.

Net cash used in operations for the year ended December 31, 2023 was $17,679,309 compared to $1,781,225 during the year ended December 31, 2022. The increase in cash used is largely due the net loss in 2023 and the increase in exploration activities and decrease in working capital.

Net cash used in investing activities for the year ended December 31, 2023 was $115,273 for the purchase of computer equipment and leasehold improvements to expand the Corporate office. In 2023 and 2022, expenditures related to facilities expansion costs of $2,554,505 and $6,058,588, respectively, were expensed under subpart 1300 of Regulation S-K and not included in investing activities.

Net cash provided by financing activities for the year ended December 31, 2023, was $3,689,750 compared to $4,778,958 for the year ended December 31, 2022. In 2023, the Company received proceeds of $5,000,000 from the sale of a 1,000,000 shares of common stock offset by the purchase of the Company’s Series A Preferred stock for $1,250,000 and repurchase of shares that were returned to treasury stock for $60,250.

Through December 31 2023, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product. The revenue from operations was supplemented by proceeds from the sale of common stock and customer advances as well as the cash flow from operations. Although the Company has incurred net losses and net cash outflows from operating activities and investing activities for the year ended December 31, 2023, there were many expenses which were made that were not expended for the production of revenue, such as exploration drilling and mine expansion and non-recurring legal success fees paid. If these expenses had not been made, the Company’s net loss would have been minimized. The Company believes it’s cash and cash receipts from its revenue arrangements, will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months from the date these financial statements were available for issuance. Additionally, the Company believes its revenue will be greater due to material being mined from the additional mine opened and improvements made to the productivity of the milling activities. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes the Company continuing the improvement and expansion of the test mining and pilot milling activities and exploration drilling at SJG.

During the first six months of 2024, the Company plans to mine and mill an average of approximately 800 tons of material a day, with that rate increasing to an average of approximately 1,000 tons a day during the second half of 2024. The Company has opened a second mine late in 2023 and is consistently test mining additional material during the first quarter of 2024. The Company plans to open a third mine during the second quarter of 2024 in an area anticipated to provide high feed grade material.

The Company plans to continue its exploration drilling program with two to three rigs on site. Management and geologists will make decisions based on the drill results, corporate strategies and market conditions, surface mapping, sampling and target generation. The Company has contracted with a "Qualified Person" within the meaning of subpart 1300 of Regulation S-K and Canadian Standard NI 43-101 to interpret the data collected in order to compile a formal Mineral Resource Estimate update in 2024.

Capital Expenditures

The Company’s primary capital expenditures relate to the test mining and pilot milling activities of the SJG Project. The Company expanded its pilot milling plant in 2022 with the addition and installation of two ball mills and expanded the tailings pond with water being recycled to the plant. The Company has continued to refine the milling process throughout 2023 with the addition of front and back end concentrators and utilization of the original mill for grinding. All capital expenditures are expensed as we are an exploration stage issuer under subpart 1300 of Regulation S-K.

Exploration Stage

The Company is currently an exploration stage issuer and is reporting all costs of mine operations, improvements, and expansion as expenses in accordance with Section 1300 of Regulation S-K and US GAAP requirements, and therefore the above costs are not reflected as capitalized assets on the Company’s balance sheet. The Company has started test mining, milling and extraction activities prior to determining mineral reserves.

DynaMéxico General Powers of Attorney

The Chairman of the Board of Directors and Chief Executive Officer of DynaUSA also serves as the President of DynaMéxico and as the President of DynaMineras. The President of DynaMéxico holds broad powers of attorney granted by the shareholders of DynaMéxico which gives the current President significant and broad authority within DynaMéxico.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of and for the year December 31, 2023 and 2022 included in this Form 10-K have been audited by Davidson & Company LLP and Armanino LLP, independent registered public accounting firms, for the years ended December 31, 2023 and 2022, respectively, as set forth in their report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

DynaResource, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DynaResource, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows in the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Tax Asset

The Company has recognized significant deferred tax assets in respect of unused tax losses. The recovery of the deferred tax assets depends on achieving sufficient taxable profits in the future. Future taxable profits to be used for utilization of tax losses accumulated by the Company mainly represent income from mining operations to be earned by the Company’s main operating subsidiary. The assessment of the potential to utilize the tax losses is dependent on the forecast profitability of the subsidiary. This requires management’s judgment and estimation on key inputs such as expected production, sales volumes, commodity prices, grade and tonnage estimates and operating costs. There is inherent uncertainty involved in forecasting timing and quantum of future taxable profits, which support the extent to which tax assets are recognized. Therefore, this is the key judgmental area our audit is concentrated on.

Our audit procedures included the following:

•
Testing the accuracy of the taxable profits forecast model used to estimate the likelihood of the recovery of deferred tax assets.
•
Evaluating the appropriateness of management’s key assumptions and estimates used by management to allocate profit between the Company’s entities, the likelihood of generating sufficient future taxable profits to support the recognition of deferred tax assets.
•
Using our in-house tax specialists, to evaluate the appropriateness of the application of relevant tax legislation by the Company, in relation to the utilisation of tax losses.

We have served as the Company’s auditor since 2023.

/s/ Davidson & Company LLP

Chartered Professional Accountants

Vancouver, Canada

April 15, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

DynaResource, Inc.

Irving, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DynaResource, Inc. (the "Company") and subsidiaries as of December 31, 2022, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended,in conformity with accounting principles generally accepted in the United States of America.

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

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

ArmaninoLLP

Dallas, Texas

April 17, 2023

We served as the Company’s auditor from 2020 to 2022. In 2023, we became the predecessor auditor.

DYNARESOURCE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 and 2022

	2023	2022
ASSETS
Current assets
Cash	$5,603,713	$19,177,138
Accounts receivable	880,473	724,642
Inventories	2,089,194	2,720,811
Foreign tax receivable	4,434,958	9,355,863
Other current assets	1,137,162	1,145,501
Total current assets	14,145,500	33,123,955

Property and equipment (net of accumulated depreciation and amortization of $12,239 and $119,154)	103,034	—
Right-of-use assets, net	848,822	550,473
Mining concessions	4,132,678	4,132,678
Deferred tax asset, net	4,264,115	2,970,410
Foreign tax receivable	11,768,613	—
Other assets	175,588	165,396
TOTAL ASSETS	$35,438,350	$40,942,912

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,768,634	$2,057,880
Accrued expenses	7,727,621	5,756,961
Customer advances	—	9,350,000
Derivative liabilities	1,797,341	2,172,417
Note payable	9,750,000	—
Current portion of operating lease payable	104,117	28,868
Installment notes payable	2,259,432	1,968,251
Total current liabilities	24,407,145	21,334,377
Operating lease payable, less current portion	825,762	558,914
Deferred tax liability	334,236	—
Asset retirement obligation	198,468	—
TOTAL LIABILITIES	25,765,611	21,893,291

TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred Stock, Series A, $0.0001 par value, 0 and 1,000 shares authorized, issued and outstanding	—	1
Common Stock, $0.01 par value, 40,000,000 and 40,000,000 shares authorized 23,371,708 and 22,246,654 issued and outstanding	233,717	222,467
Preferred rights	40,000	40,000
Additional paid-in-capital	61,509,032	56,889,031
Treasury stock, 37,180 and 12,180 shares at cost	(95,023)	(34,773)
Accumulated other comprehensive income	697,700	112,078
Accumulated deficit	(58,570,167)	(44,036,663)
	3,815,259	13,192,141
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$35,438,350	$40,942,912

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
REVENUE	$35,573,194	$39,767,460
COSTS AND EXPENSES OF MINING OPERATION
Production cost applicable to sales	8,256,062	4,413,649
Mine production costs	11,156,677	6,500,975
Mine exploration costs	8,311,027	5,707,832
Facilities expansion costs	2,554,505	6,058,588
Exploration drilling	2,514,544	2,484,072
Camp, warehouse and facilities	5,453,778	4,403,660
Transportation costs	2,898,272	2,261,681
Property holding costs	172,663	149,571
Stock based compensation	881,250	881,250
General and administrative	8,592,745	4,134,902
Depreciation and amortization	12,239	2,729
TOTAL OPERATING EXPENSES	50,803,762	36,998,909
NET OPERATING INCOME (LOSS)	(15,230,568)	2,768,551
OTHER INCOME (EXPENSE)
Foreign currency gains (loss)	(45,177)	58,426
Interest expense	(567,792)	(450,324)
Derivatives mark-to-market gain	375,076	1,726,497
Other income	2,218	2,242
TOTAL OTHER INCOME (EXPENSE)	(235,675)	1,336,841

NET INCOME (LOSS) BEFORE TAXES	(15,466,243)	4,105,392
INCOME TAXES BENEFIT	(932,739)	(2,580,410)

NET INCOME (LOSS)	$(14,533,504)	$6,685,802
DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(234,299)	(234,299)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,767,803)	$6,451,503

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.
Basic earnings (loss) per common share	$(0.65)	$0.33
Weighted average shares outstanding – Basic	22,705,923	19,456,765
Diluted earnings (loss) per common share	$(0.65)	$0.29
Weighted average shares outstanding – Diluted	22,705,923	22,890,246

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	585,622	359,743
TOTAL OTHER COMPREHENSIVE INCOME	585,622	359,743
TOTAL COMPREHENSIVE INCOME (LOSS)	$(13,947,882)	$7,045,545

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Totals
Balance January 1, 2022	1,000	$1	18,091,293	$180,913	1	$40,000	$50,632,400	12,180	$(34,773)	$(247,665)	$(50,722,465)	$(151,589)

Stock Based Compensation	—	—	1,500,000	15,000	—	—	866,250	—	—	—	—	881,250

Stock Warrants Exercised	—	—	2,655,361	26,554	—	—	5,390,381	—	—	—	—	5,416,935

Other Comprehensive Income	—	—	—	—	—	—	—	—	—	359,743	—	359,743

Net Income	—	—	—	—	—	—	—	—	—	—	6,685,802	6,685,802

Balance, December 31, 2022	1,000	$1	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$112,078	$(44,036,663)	$13,192,141

Sale of Common Stock	—	—	1,000,000	10,000	—	—	4,990,000	—	—	—	—	5,000,000

Issuance of Non-Dilution Shares	—	—	125,054	1,250	—	—	(1,250)	—	—	—		—

Stock Based Compensation	—	—	—	—	—	—	881,250	—	—	—	—	881,250

Purchase of Series A Preferred Stock	—	—	—	—	—	—	—	1,000	(1,250,000)	—	—	(1,250,000)

Cancellation of Series A Preferred Stock	(1,000)	(1)	—	—	—	—	(1,249,999)	(1,000)	1,250,000	—	—	—

Acquisition of Treasury Stock	—	—	—	—	—	—	—	25,000	(60,250)	—	—	(60,250)

Other Comprehensive Income	—	—	—	—	—	—	—	—	—	585,622	—	585,622

Net Loss	—	—	—	—	—	—	—	—	—	—	(14,533,504)	(14,533,504)

Balance, December 31, 2023	—	$—	23,371,708	$233,717	1	$40,000	$61,509,032	37,180	$(95,023)	$697,700	$(58,570,167)	$3,815,259

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
CASH FLOWS USED IN OPERATING ACTIVITES:
Net Income (loss)	$(14,533,504)	$6,685,802
Adjustments to reconcile net income to cash used in operating activities
Derivatives mark-to-market gain	(375,076)	(1,726,497)
Depreciation and amortization	12,239	2,729
Stock based compensation	881,250	881,250
Deferred tax asset	(614,073)	(2,970,410)
Change in operating assets and liabilities
Accounts receivable	(155,831)	(147,524)
Inventories	631,617	(610,608)
Foreign tax receivable	(6,847,708)	(4,613,683)
Leased assets	(298,349)	97,908
Other assets	(1,853)	(480,981)
Accounts payable	710,754	782,201
Accrued expenses	2,169,128	316,757
Customer advances	400,000	100,000
Operating lease liabilities	342,097	(98,169)
CASH FLOWS USED IN OPERATING ACTIVITIES	(17,679,309)	(1,781,225)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(115,273)	—
CASH FLOWS USED IN INVESTING ACTIVITIES	(115,273)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,000,000	—
Proceeds from exercise of stock warrants	—	5,416,935
Purchase of series A preferred stock	(1,250,000)	—
Acquisition of treasury stock	(60,250)	—
Payments of convertible notes	—	(543,279)
Payments of installment notes	—	(94,698)
CASH FLOWS FROM FINANCING ACTIVITIES	3,689,750	4,778,958
Effects of foreign currency exchange	531,407	460,167
NET INCREASE (DECREASE) IN CASH	(13,573,425)	3,457,900
CASH AT BEGINNING OF YEAR	19,177,138	15,719,238
CASH AT END OF YEAR	$5,603,713	$19,177,138

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$—	$63,277
Cash paid for income taxes	$200,000	$28,970

NON-CASH TRANSACTIONS
Conversion of customer advance into note payable	$9,750,000	$—
Recognition of right of use asset and lease liability	$361,745

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

The Company has one wholly owned subsidiary in the United States, DynaMéxico US Holding, LLC (“US Holding”) and three wholly owned subsidiaries in México, DynaResource de México, S.A. de C.V. (“DynaMéxico”), Mineras de DynaResource S.A. de C.V. (“DynaMineras”), and DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”). Although the Company considers the three Mexican subsidiaries to be wholly owned, each has issued one qualifying share to a second shareholder as required under Mexican law, with such qualifying shares held by either US Holding or DynaResource’s Chief Executive Officer. DynaMéxico owns a portfolio of mining concessions that currently comprises its 100% interest in the San José de Gracia Project (“SJG”) in northern Sinaloa State, México.

Principles of Consolidation

The consolidated financial statements include the accounts of DynaResource, Inc., as well as DynaResource de México, S.A. de C.V. (100% ownership), DynaResource Operaciones S.A. de C.V. (100% ownership) and Mineras de DynaResource S.A. de C.V. (100% ownership). All significant intercompany transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

Significant Accounting Policies

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenues and expenses. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these consolidated financial statements.

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

Basis of Presentation

The Company prepares its consolidated financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying value in the normal course of business for the foreseeable future.

Correction of an Error

The derivative liability in the Company’s December 31, 2022 balance sheet presented herein has been corrected to $2,172,417 from $2,334,377. The change in accrued liabilities in the Company’s statement of cash flows presented herein has been corrected to $316,757 from $96,757 and the net income for the year ended December 31, 2022, attributable to common shareholders in Note 2 presented herein has been corrected from $6,744,654 to $6,451,503 from the Company’s Form 10-K which was filed with the Securities and Exchange Commission on April 17, 2023. The errors were typographical errors and it did not impact any other financial statement balances including total liabilities, net income, earnings per share, or management compensation.

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

As of December 31, 2023, the Company continues to meets the definition of an exploration stage issuer which is defined as an issuer that has no material property with established proven and probable mineral reserves as defined by Regulation S-K, Item 1300.

Segment Information

The Company operates as one segment: test mining and milling gold-silver concentrate for sale from its location in Mexico.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2023, the Company had $5,250,603 of deposits in United States banks in excess of the FDIC limit. In addition, the Company does not have any cash equivalents as of December 31, 2023 and 2022. The Company reduces this risk by maintaining such deposits at high quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consists of trade receivables which are recorded net of allowance for doubtful accounts for the sale of metal concentrate, as well as net of an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. The allowance for accounts receivable is recorded when receivables are considered to be uncollectible. As of December 31, 2023 and 2022, no allowance has been made. As of December 31, 2023 management believes all accounts receivable are fully collectable.

Mined Tonnage Inventory

Mined tonnage inventory represents ore that has been mined and is available for further processing. The stockpiles of mined tonnage are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on the relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead. Material is removed at each stockpile’s average cost per tonne. Stockpiles are carried at the lower of average cost of net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metal prices, less the estimated cost to complete production and bring the product the sale.

Concentrate Inventory

Concentrate inventory include metal concentrates located either at the Company’s facilities or in transit to its customer’s port. Concentrate inventories are carried at the lower of cost of production or net realizable value based on current metals prices.

Foreign Tax Receivable

Foreign tax receivable is comprised of recoverable value-added taxes (“IVA”) charged by the Mexican government on goods and services rendered. Under certain circumstances, these taxes are recoverable by filing a tax return. Amounts paid for IVA are tracked and held as receivables until the funds are received by the Company.

Property and Equipment

Substantially all property and equipment at the Company’s mines, including design, engineering, mine construction, and installation of equipment are expensed as incurred, as the Company has not established proven and probable reserves on any of its properties. Only certain types of mining equipment which have alternative uses or significant salvage value, may be capitalized without proven and probable reserves.

Office furniture and equipment are depreciated on a straight-line method over estimated economic lives ranging from 3 to 5 years. Leasehold improvements, which relate to the Company’s corporate office, are being amortized over the term of the lease which is 52 months.

Mine Development Costs

Mine development costs are expensed as incurred and include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines, and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.

When proven and probable reserves (as defined by Reg. S-K, Item 1300) exist, development costs are capitalized. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production would also be capitalized. Costs of start-up activities and costs incurred to maintain current production or to maintain assets are charged to operations as incurred. All capitalized costs would be amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves.

Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable reserves. As no proven and probable reserves have been established on any of the Company’s properties, the design, construction and development costs are not capitalized at any of the Company’s properties.

Mining Concessions

The Company’s mining concessions include acquired interests in development and exploration stage properties and are considered tangible assets. The amount capitalized relating to the Company’s mining concessions represents its fair value at the time of acquisition. If it is determined that the deferred costs related to a property are not recoverable over its productive life, those costs will be written down to fair value as a charge to operations in the period in which the determination is made. The amounts at which mining concessions and the related costs are recorded do not necessarily reflect present or future values.

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

The recoverability of the book value of each property will be assessed annually for indicators of impairment such as adverse changes to any of the following:

•
estimated recoverable ounces of gold, silver or other precious minerals
•
estimated future commodity prices
•
estimated expected future operating costs, capital expenditures and reclamation expenditures

A write-down to fair value would be recorded if the expected future cash flow is less than the net book value of the property, or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed. As of the date of this filing, no events have occurred that would require the write-down of any assets. As of December 31, 2023 and 2022, no indications of impairment existed.

Asset Retirement Obligation (“ARO”)

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income.

During 2023, a significant upgrade was made to the milling facility and therefore, an ARO has been established as of December 31, 2023 at the estimated costs to decommission the plant and tailings pond at the end of the estimated live of the mines in operation as of December 31, 2023. As the Company is an exploration stage property that does not qualify for asset capitalization, the costs associated with the obligation are charged to operations.

Changes in regulations or laws, any instances of non-compliance with laws or regulations that result in fines, or any unforeseen environmental contamination could result in a material impact to the amounts charged to operations for reclamation and remediation. Significant judgments and estimates are made when estimating the fair value of AROs. Expected cash flows relating to AROs could occur over long periods of time and the assessment of the extent of environmental remediation work is highly subjective. Considering all the factors that go into the determination of an ARO, the fair value of the AROs can materially change over time.

Property Holding Costs

Holding costs to maintain the property are expensed in the period they are incurred. These costs include security and maintenance expenses, lease and claim fees and payments, and environmental monitoring and reporting costs.

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

Foreign currency transactions are translated into the functional currency of the respective currency of the entity or division, using the exchange rates prevailing at the dates of the transactions (spot exchange rate). Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement of monetary items denominated in foreign currency at period-end exchange rates are recognized in profit or loss. Non-monetary items that are not re-translated at period end are measured at historical cost (translated using the exchange rates at the transaction date), except for non-monetary items measured at fair value, which are translated using the exchange rates as at the date when fair value was determined. Gains and losses are recorded in the statement of operations and comprehensive income (loss).

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the years ended December 31, 2023 and 2022 (Mexican Pesos per one U.S. dollar):

		December 31, 2023	December 31, 2022
Current exchange rate	Pesos	16.97	19.48
Weighted average exchange rate for the year ended	Pesos	17.23	20.11

The Company recorded currency transaction gains (losses) of $(45,177) and $58,426 for the years ended December 31, 2023 and 2022, respectively.

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

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose consolidated financial statements. The Company’s comprehensive income consists of net income (loss) and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations.

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

The amount of revenue recognized is initially recorded on a provisional basis based on the contract price and the estimated metal quantities based on assay data. Adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices of metals until final settlement occurs. The changes in price between the provisional sales price and final sales price are considered an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrate at the quoted metal prices at the time of delivery. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue at final settlement. Market changes in the prices of metals between the delivery and final settlement dates will result in adjustments to revenues related to previously recorded sales of concentrate. The chief risk associated with the recognition of sales on a provisional basis is the fluctuation (if any) between the estimated quantities of the precious metals based on the initial assay and the actual recovery from treatment and processing.

During the years ended December 31, 2023 and 2022, there were $9,350,000 and $9,250,000, respectively of revenue recognized during the year from customer deposit liabilities (deferred contract revenue) from prior periods, and no customer deposits were refunded to the customer due to order cancellation.

Shipping and handling costs are considered fulfillment costs after the customer obtains control of the goods.

Derivative Financial Instruments

Certain warrants are treated as derivative financial liabilities. The estimated fair value, based on the Black-Scholes model, is adjusted on a quarterly basis with gains or losses recognized in the statements of operations and comprehensive income (loss). The Black-Scholes model is based on significant assumptions such as volatility, dividend yield, and expected term.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, note payable and installment notes payable and derivative liabilities. The carrying amount of cash, accounts receivable, accounts payable and note payable approximates fair value because of the short-term nature of these items. The carrying amount of installment notes payable debt approximates fair value due to the relationship between the interest rate on installment notes payable debt and the Company’s incremental risk adjusted borrowing rate. The fair value of derivative liabilities is based on the Black-Scholes model.

Earnings (Loss) Per Share

Earnings (loss) per share attributable to the common equity holders of the Company are calculated in accordance with ASC 260 “Earnings per Share”. The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. Potentially dilutive common shares consist of stock warrants and convertible preferred shares and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

The Company’s Series C Preferred Stock and related outstanding dividends are convertible into 2,853,721 shares of Common Stock at December 31, 2023. The Company’s Series D Preferred Stock and related outstanding dividends are convertible into 820,800 shares of common stock at December 31, 2023. During the years ended December 31, 2022 and 2023, the Company had warrants outstanding to purchase 892,165 shares of common stock. These shares related to these potentially dilutive common shares are included in the weighted average diluted shares outstanding for the year ended December 31, 2022 and are excluded for the year ended December 31, 2023, as including them would be anti-dilutive.

	Years ended December 31,
	2023	2022
Net income (loss) attributable to common shareholders	$(14,767,803)	$6,451,503
Shares:
Weighted average number of common shares outstanding, Basic	22,705,923	19,456,765

Weighted average number of common shares outstanding, Diluted	22,705,923	22,890,246

Basic earnings (loss) per share	$(0.65)	$0.33

Diluted earnings (loss) per share	$(0.65)	$0.29

Diluted Earnings Per Share is calculated as follows:

Dec 31, 2022
Net income attributable to common shareholders	$6,451,503

Deemed Dividends of Series C Preferred Stock	173,499
Deemed Dividends of Series D Preferred Stock	60,800

Adjusted Diluted Earnings	$6,685,802

Weighted average number of share outstanding - Basic	19,456,765

Series C Preferred Stock Common Stock Equivalent	2,643,081
Series D Preferred Stock Common Stock Equivalent	790,400

Weighted average number of share outstanding - Diluted	22,890,246

Diluted Earnings Per Share	$0.29

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

Significant Judgments, Estimates and Assumptions

The preparation of financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. These judgments, estimates and assumptions are regularly evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances. While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

The areas which require significant judgment and estimates that management has made at the financial reporting date, that could result in a material change to the carrying amounts of assets and liabilities, in the event actual results differ from the assumptions made, relate to, but are not limited to the following:

Significant judgments:

•
the determination of income tax is inherently complex and requires making certain estimates and assumptions about future events;

•
quantitative and qualitative factors used in the assessment of impairment of the Company’s mineral property;

•
the analysis of resource calculations, drill results, etc. which can impact the Company’s assessment of impairment, and provisions, if any, for environmental rehabilitation and restoration; and

•
The valuation of derivatives liabilities requires management to determine the most appropriate valuation model and inputs to the valuation model.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of the adoption of this new guidance on our Consolidated Financial Statements and related disclosures.

NOTE 2 – INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances as of December 31, 2023 and 2022, respectively, were as follows:

	2023	2022
Mined Tonnage	$2,061,149	$2,610,116
Gold-Silver Concentrates	28,045	110,695
Total Inventories	$2,089,194	$2,720,811

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2023 and 2022:

	2023	2022
Leasehold improvements	$21,274	$9,340
Office equipment	42,483	31,012
Office furniture and fixtures	24,453	78,802
Other	27,063	—
Sub-total	115,273	119,154
Less: Accumulated depreciation and amortization	(12,239)	(119,154)
Total Property and Equipment	$103,034	$-

Depreciation and amortization has been provided over each asset’s estimated useful life. Depreciation and amortization expense was $12,239 and $2,729 for the years ended December 31, 2023 and 2022 respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the San Jose de Gracía (“SJG”) concessions. Mining Concessions were $4,132,678 and $4,132,678 at December 31, 2023 and December 31, 2022, respectively. As the Company is an exploration stage company, there was no depletion expense for the years ended December 31, 2023 and 2022.

NOTE 5 - ACCRUED LIABILITIES

As of December 31, 2023 and 2022, the Company had the following accrued liabilities:

	December 31,	December 31,
	2023	2022
Accrued interest	$2,352,869	$1,532,971
Accrued mining expenses	2,104,938	1,138,698
Accrued payroll taxes	1,122,644	920,685
Other accrued liabilities	2,147,170	2,164,607
Total accrued liabilities	$7,727,621	$5,756,961

NOTE 6 - DERIVATIVE LIABILITIES

Warrants Issued With the Notes Convertible into Series D Preferred Stock

In fiscal 2020, the Company closed a financing agreement with Golden Post Rail, LLC (“Golden Post”) and certain shareholders whereby the Company issued convertible promissory notes that bore interest at 10% and were convertible into shares of Series D Senior Convertible Preferred Stock and common stock purchase warrants (“2020 warrants”) at an exercise price of $0.01 per share, with an expiry of ten years. These 2020 warrants contain anti-dilution provisions. See Note 12. The Company analyzed the conversion features of the promissory notes convertible into Series D Preferred Stock and determined that the 2020 warrants and remaining purchaser warrants issued with such notes qualified as a derivative liability. The fair value was required to be allocated among the notes, the notes’ conversion features, and the 2020 warrants and remaining purchaser warrants, and then remeasured at each reporting date. The Company performed a valuation of the conversion feature of the 2020 warrants and remaining purchaser warrants. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used the Black-Scholes model to determine the value of conversion feature of the Warrants issued with the notes convertible into Series D Preferred Stock based on the assumptions below:

	2023	2022
Annual volatility rate	123%	116%
Risk free rate	4.23%	4.41%
Remaining term	6.37 years	7.37 years
Fair value of common stock	$2.02	$2.44

For the years ended December 31, 2023 and 2022, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2023 and 2022.

Year Ended	2023	2022
Fair value of derivative (warrants), beginning of year	$2,172,417	$1,559,103
Exercise of warrants	—	—
Change in fair value of derivative	(375,076)	613,314
Fair value of derivative (warrants), end of year	$1,797,341	$2,172,417

NOTE 7 – ADVANCE CREDIT LINE FACILITY/CUSTOMER ADVANCES

On February 4, 2021, the Company entered into a Advance Credit Line Facility and Purchase Agreement (the “ACL”), with a commercial buyer. On August 2, 2023, the ACL was extended through December 2026 in an Amendment Agreement (the “Amendment”). Under the terms of the ACL and Amendment:

•
The Company will deliver 100% of its produced concentrates to the buyer and provider of the ACL, through December 31, 2026, with evergreen annual extensions thereafter until either party terminates with at least 365 days’ notice;
•
An initial ACL was established by the buyer in the amount of $3.75 million USD.
•
On May 1, 2021, the ACL increased to an amount equal to 80% of the prior three months’ revenue.
•
Each successive month, the ACL shall be adjusted according to the Company’s prior three months’ revenue to a maximum advance line of $17.5 million as specified in the Amendment.
•
The ACL will be interest free for 45 days.
•
The ACL is to be repaid through deliveries of concentrates or cash within 120 days.
•
Beginning in September 2023, up to $10 million of the ACL advance may be converted into a one-year installment loan bearing interest at 3M SOFR + 7.5% and amortized as follows: Month 1, interest only; Month 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest. Converting the advance amount into an installment loan will reduce the available advance on a pro rata percentage basis;
•
If the ACL is converted into an installment loan subsequent deliveries during the term of the loan will be paid in cash within ten days of delivery;
•
The Amendment provides the buyer with a right of first refusal during the Purchase Agreement, to provide offtake financing and purchase other concentrates (zinc, silver, copper, etc) and dore from the Company’s open pit and underground operations.

The ACL is included under Customer Advances on the consolidated balance sheet as of December 31 2022.

Deposits under Advance Credit Line Facility

Under the terms of the ACL, the Company received the following advances from the buyer (in millions):

(1)
$9.35 advance on December 28, 2022. Settled on February 16, 2023.

(2)
$9.60 advance on February 21, 2023. Settled on March 31, 2023.
(3)
$9.20 advance on March 31, 2023. Settled on May 17, 2023.
(4)
$9.85 advance on May 18, 2023. Settled on June 28, 2023.
(5)
$10.0 advance on June 29, 2023. Settled on August 14, 2023.
(6)
$10.75 advance on August 17, 2023. Settled on September 16, 2023.
(7)
$9.75 advance on September 29, 2023. Converted to a one year note payable on December 1, 2023. (Note 8).

NOTE 8 – NOTE PAYABLE

On December 1, 2023, the Company exercised its option under the Advance Credit Line Facility and Purchase Agreement (the “ACL”) to convert the outstanding ACL balance of $9,750,000 into a one year note payable bearing interest at 3M SOFR + 7.5%. The notes is repayable as follows: Month 1, interest only; Month 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest.

NOTE 9 – INSTALLMENT NOTES PAYABLE

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda for a reduction in the liability equal to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes at unpaid principal amount and accrues interest on a monthly basis. At December 31, 2023, $2,244,771 of accrued interest on the notes was included in accrued liabilities on the accompanying consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the San Jose de Gracia core mining concessions in the amount of $ 299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the transaction during the years ended December 31, 2023, and December 31, 2022:

Balance December 31, 2021	$1,962,525
Exchange Rate Adjustment	100,424
2022 Principal Payments	(94,698)
Balance December 31, 2022	1,968,251
Exchange Rate Adjustment	291,181
2023 Principal Payments	—
Balance December 31, 2023	$2,259,432

NOTE 10 - ASSET RETIREMENT OBLIGATION

During 2023, a significant upgrade was made to the milling facility and therefore, an ARO has been established as of December 31, 2023 at the estimated undiscounted costs totaling $316,800 to decommission the plant and tailings pond at the end of the estimated live of the mines in operation as of December 31, 2023, discounted using credit-adjusted, risk-free interest rate of 9.2%. As this is an exploration stage property that does not qualify for asset capitalization, the costs associated with the obligation are charged to operations.

	December 31,	December 31,
	2023	2022
Asset retirement obligation at beginning of year	$-	$-
Additions to ARO liability	198,468	—
Asset retirement obligation at end of year	$198,468	$-

NOTE 11 - CONVERTIBLE PROMISSORY NOTES

Notes Payable – Series I

In April and May 2013, the Company entered into note agreements with shareholders in the principal amount of $1,495,000, of which $340,000 was converted to preferred shares within the same year, netting proceeds of $1,155,000 (the “Series I Notes”). The Series I Notes bear simple interest a 12.5% accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears.

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

On July 1, 2022 the remaining Series I Notes were repaid in full in cash. None of the notes were converted into common stock and no stock warrants were issued.

Notes Payable – Series II

In 2013 and 2014, the Company entered into additional note agreements of $199,808 and $250,000, respectively (the “Series II Notes”) with similar terms as the Series I Notes. The Series II Notes bear simple interest at 12.5%, accrued for twelve months, and with the accrued interest to be added to the principal, and then interest will be paid by the Company, quarterly in arrears. The Note holder retained the option to at any time prior to maturity or prepayment, convert any unpaid principal and accrued interest into common stock of the Company at $2.50 per share. At the time of conversion, the holder would receive a warrant to purchase additional common shares of the Company for $7.50 per share, such warrant expiring one year from their conversion date.

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

NOTE 12– STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock which the Company has the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock, and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of December 31, 2023, 15,266,008 of Preferred Stock remain undesignated.

Series A Preferred Stock

The Company had designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock had he right to elect a majority of the Board of Directors of the Company. In 2007, the Company issued 1,000 shares of Series A Preferred Stock to its current CEO. At December 31, 2022 there were 1,000 shares of Series A Preferred Stock outstanding. On April 19, 2023 the Company repurchased the Series A Preferred stock from the CEO for $1,250,000. On July 17, 2023 the Company amended its certificate of incorporation to cancel the Series A Preferred stock.

Series C Senior Convertible Preferred Stock

As of December 31, 2023 and 2022, there were 1,734,992 and 1,734,992 Series C Preferred shares outstanding, respectively. These Series C Preferred Shares are convertible to common shares at $1.95 per share, redeemable on demand and include anti-dilution protection on both the Preferred Series C and the 2,655,361 of Common Stock acquired through the exercise of the Series C stock warrants in June 2022. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The Dividend is calculated at 4.0% of $4,337,480 payable annually on June 30. As of December 31, 2023, dividends for the years ending December 31, 2017 through 2023 totaling $1,227,276 were in arrears. (2022 - $1,053,777).

Due to the nature of this transaction as mandatorily redeemable by the Company at the election of the Series C preferred stock shareholder at maturity, the Series C Senior Convertible Preferred Shares are classified as “temporary equity” on the balance sheet.

Attached to the Series C Preferred Stock issued in 2015 were 2,000,000 warrants (the “2015 Warrant”), which gave the holder the right to purchase common shares at $2.50 per share. After anti-dilution protection, these warrants became 2,166,527 warrants to purchase common shares at $2.04 and on June 28, 2022, the 2015 Warrant was exercised and the common shares were issued.

Series D Senior Convertible Preferred Stock

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company, and with Shareholders of DynaResource, Inc.

On May 14, 2020, the Company closed an additional financing and related agreements with certain shareholders totaling $4,020,000 which was convertible into Series D Senior Preferred Stock. The noteholders also received the 2020 warrants, as outlined in Note 6, for the purchase of an aggregate of 1,260,633 shares of the Company’s common stock at an exercise price of $.01 a share.

On October 7, 2021, the Company paid $2,500,000 to repurchase one note. The remaining ten noteholders elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock for these notes. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $1,520,000 payable annually on October 18th. As of December 31, 2023 dividends for the years 2022 and 2023 totaling $121,600 were in arrears. Concurrently with the note conversion the noteholders exercised 368,468 of the 2020 warrants to purchase 368,468 shares of the Company’s common stock at $.01 per share.

Due to the nature of the Series D Preferred Stock, as mandatorily redeemable by the Company at the election of the Series D Preferred stockholder at any time following maturity, the Series D Preferred Stock is classified as “temporary equity” on the balance sheet.

The deemed dividends on the Series C and D Preferred Stock for the years ended December 31, 2023 and 2022, were $234,299 and $234,299, respectively. As the Company has not declared these dividends, it is required as an item “below” the net income amount on the accompanying consolidated statements of income.

Preferred Stock (Undesignated)

In addition to the 1,734,992 authorized shares designated as Series C Preferred Shares and 3,000,000 authorized shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 15,266,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. At December 31, 2023 and December 31, 2022, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2023 and December 31, 2022, there were 23,371,708 and 22,246,654 common stock shares outstanding, respectively. No dividends were paid for the years ended December 31, 2023 and 2022, respectively.

Preferred Rights

In 2003, the Company issued “Preferred Rights” and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity in accompanying consolidated balance sheets. As of December 31, 2023, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2023 and 2022, respectively.

Stock Issuances

On August 4, 2023 the Company sold 1,000,000 common shares for $5.00 per share. In connection with the sales the Company issued 125,054 shares to the Series C Preferred Stockholder under the Series C anti-dilution provision.

On June 28, 2022, the Company issued 2,655,361 shares of common stock upon the exercise of the 2,166,775 warrants by one warrant holder for $2.04 a share. There shares carry the antidilution provision of the Series C Preferred stock.

On December 28, 2022, the Compensation Committee approved restricted common stock awards to employees, directors and consultants of the Company. The stock awards approved vested 25% immediately with the remainder vesting 25% each year on December 28 for the next three years, subject to resignation or termination provisions. The awards totaled 1,500,00 shares and the Company recorded stock compensation expense of $881,250 representing value of the 25% of shares that vested in 2022 and an additional $881,250 of stock compensation expense representing the value of the 25% of shares that vested in 2023.

Treasury Stock

During the year ended December 31, 2023, 25,000 shares of the Company’s common stock previously issued for services were returned to the Company as part of a settlement of fees.

During the year ending December 31, 2022, there were no treasury stock transactions.

At December 31, 2023 and 2022, 37,180 and 12,180 treasury shares were held by the Company.

Warrants

On June 28, 2022, one warrant holder exercised 2,166,775 warrants to purchase 2,655,361 shares of common stock for $2.04 a share. These shares carry the antidilution provisions of the Series C preferred Stock.

As of December 31, 2023, the Company had a total of 892,165 warrants outstanding.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Balance at December 31, 2021	3,060,998	$1.46	2.79	—
Exercise of the 2015 warrant	(2,166,775)	2.04		—
Forfeiture of the 2015 warrant	(2,058)	—		—
Balance at December 31, 2022	892,165	$0.01	7.37	—
Exercise of warrants	—	—		—
Forfeiture of the warrants	—	—		—
Balance at December 31, 2023	892,165	$0.01	6.37	—
Exercisable at December 31, 2023	892,165	$0.01	6.37	—

NOTE 13 – STOCK BASED COMPENSATION

On December 28, 2022, the Company issued 1,500,000 shares of restricted common stock to certain key employees and consultants. The shares were 25% vested at issuance and vest an additional 25% on December 28, 2023, 2024, and 2025. The shares were valued at the closing stock price of $2.35 on the date of issuance and accounted for under ASC 718. Stock compensation expense for the years ended December 31, 2023 and 2022 was $881,250 representing the 25% vested portion of the total stock value. As of December 31, 2023, deferred compensation totaling $1,762,500 will be expensed pro rata upon vesting.

NOTE 14 – INCOME TAXES

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

Developing the provision for income taxes and analysis of uncertain tax positions requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.

The Company assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized.

The Company considers many factors when evaluating our uncertain tax positions, and such judgments are subject to periodic review. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (1) the more likely than not recognition threshold is satisfied; (2) the position is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied.

	December 31,	December 31,
	2023	2022
Deferred Tax Assets:
Federal net operating loss carryforwards	$1,389,426	$509,711
Foreign net operating loss carryforwards	6,288,045	2,459,782
Lease liability	195,275	—
Accrued bonus	105,240	—
Other	185,867	917
Gross Deferred Tax Assets	8,163,853	2,970,410
Valuation allowance	(3,468,858)	—
Total Deferred Tax Asset	4,694,995	2,970,410

Deferred Tax Liabilities:
Right of use asset	(178,253)	—
Other	(252,627)	—
Total Deferred Tax Liabilities	(430,880)	—

Net Deferred Tax Asset	$4,264,115	$2,970,410
Deferred Tax Liability	$334,236	$-

The Company's pre-tax income (loss) by jurisdiction was as follows for the years ending December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
Domestic	$(3,925,864)	$3,221,618
Foreign	(11,540,379)	883,774
Total	$(15,466,243)	$4,105,392

The provision for income taxes for continuing operations for the year ended December 31, 2023 and 2022 consist of the following

	December 31,	December 31,
	2023	2022
Current income taxes
Federal	$(148,666)	$220,000
State	—	—
Foreign	(170,000)	170,000
Total current income taxes	$(318,666)	$390,000

Deferred income taxes
Federal	$(983,296)	$(510,629)
State	—	—
Foreign	369,223	(2,459,781)
Total deferred income taxes	$(614,073)	$(2,970,410)

Total income tax benefit	$(932,739)	$(2,580,410)

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate is shown below. Income tax expense for the year ended December 31, 2023 includes state minimum taxes, permanent differences, and deferred tax assets for which the valuation allowance has been released. A corresponding tax benefit is included for the year ended December 31, 2023 to reflect the release in the valuation allowance.

	December 31,	December 31,
	2023	2022
Tax Expense at statutory federal rate of 21%	$(3,247,911)	$808,560
Permanent differences	(118,773)	927,343
Foreign rate differential	(1,038,635)	56,580
Return to provision	(274,501)	—
GILTI NOL impact	—	145,913
GILTI NOL adjustment – previously offset by valuation allowance	—	7,781,388
Change in valuation allowance	3,468,858	(12,328,462)
Statutory to GAAP	278,223	—
Other	—	28,268
Income tax benefit	$(932,739)	$(2,580,410)

The net deferred tax asset and benefit for the current year is generated primarily from cumulative net operating loss carryforward, which totals approximately $28 million at December 31, 2023.

	December 31,	December 31,
	2023	2022
United States Expiring 2029 to 2037	$-	$-
United States Indefinite Limited to 80%	6,578,856	2,800,000
Foreign NOLs	21,742,318	8,200,000
Total Net Operating Loss Carryforward	$28,321,174	$11,000,000

At December 31, 2023, the carryforwards available to offset US federal future taxable income consisted of net operating loss (“NOL”) carryforwards of approximately $6.6 million pre-tax, all of which, have no expiration date. Future NOL utilization will be subject to the 80-percent of taxable income limitation, as all remaining NOLs have been generated after 2017 and the passage of the Tax Cuts and Jobs Act of 2017. The Company’s Mexico net operating losses of $21.7 million pre-tax are subject to a ten-year carryforward period and the Company anticipates utilizing its Mexico NOL in future years before expiration.

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

The Company’s practice is to recognize interest and penalties related to income taxes in income tax expense in continuing operations, as incurred. There were no any uncertain tax benefits or interest and penalties related to uncertain tax benefits as of December 31, 2023.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Update

2014 Arbitration Proceeding filed by Goldgroup Resources Inc.

On March 14, 2014, Goldgroup Resources, Inc. ("Goldgroup") filed for arbitration in the United States with the American Arbitration Association (“AAA”), seeking monetary and nonmonetary relief under an Earn In/Option Agreement. On August 25, 2016, the AAA issued a ruling in favor of Goldgroup against the Company and DynaMéxico (the “Arbitration Award”). On May 9, 2019, the United States District Court for the District of Colorado (the “Colorado U.S. District Court”) confirmed the Arbitration Award. The Company fulfilled its obligations under the Arbitration Award prior to the beginning of 2023. On March 5, 2024, the Colorado U.S. District Court issued an Order denying requests for additional relief by both the Company and Goldgroup and stating that the case is closed.

DynaResource de Mexico SA de CV Legal Update & Disclosure

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

Consequence of the México legal ruling and the Goldgroup legal withdrawal:

1.
The $48,280,808 USD damages award (dated October 05, 2015) in favor of DynaMéxico and against Goldgroup Resources Inc., confirmed by Mexican courts in 2019, is final, conclusive, and enforceable under Mexican law. Goldgroup Resources’ challenges to that award have been fully denied and the damages award is final.
2.
Goldgroup’s challenges to DynaMéxico’s share ownership have also been fully denied and consequently, under Mexican law, Goldgroup owns no shares in DynaMéxico.

Mercuria Energy Trading S.A vs Mineras de DynaResource S.A. de C.V.

In 2020, Mercuria Energy Trading, S.A. (“Mercuria”) initiated an arbitration proceeding against Mineras de Dynaresource, S.A. de C.V. (“Mineras”), arising out of the earlier-terminated supply agreement between the parties. In January 2022, The arbitration panel awarded Mercuria the sum of US$1,822,674, plus interest at 2% over the quarterly compounded USD 3- month LIBOR rate, from February 2020 forward. In August 2022, the panel also assessed costs of the arbitration proceeding against Mineras, in the aggregate amount of £ 376,232. DynaResource has accrued $1,000,000 for the arbitration award and related costs.

The Company notes the following: since Mineras is a company of Mexican nationality, under Mexican law Mineras has the right to legally oppose the recognition and enforcement of the award to Mercuria, the assessment of any costs, and any supplemental award.

Concession Taxes

The Company is required to pay taxes in México in order to maintain mining concessions owned by DynaMéxico. Additionally, the Company is required to incur a minimum amount of expenditures each year for all concessions held. The minimum expenditures are calculated based upon the land area, as well as the age of the concessions. Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions and are adjusted annually for inflation. Based on Management’s recent business activities and current and forward plans and considering expenditures on mining concessions from 2002-2017 and continuing expenditures in current and forward activities, the Company does not anticipate that DynaMéxico will have any difficulties meeting the minimum annual expenditures for the concessions ($388 – $2,400 Mexican Pesos per hectare). DynaMéxico retains sufficient carryforward amounts to cover over 10 years of the minimum expenditure (as calculated at the 2017 minimum, adjusted for annual inflation of 4%).

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras of $1,359,443 pesos adjusted for inflation based on the Mexico minimum wage increase commencing in 2014. Rent was $4,414,124 Pesos (approx. $249,000 USD) for the year ended December 31, 2023. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

The Company leases office space for its corporate headquarters in Irving, Texas. In February 2023, the Company entered into a fifty-two-month extension of the lease with additional office space. As part of the agreement the lease term commenced and the Company received four months free rent upon completion of the finish out of the new space. The expansion was completed and the Company moved into the office space affective August 1, 2023 The Company makes tiered lease payments on the 1st of each month.

The Company determines if a contract is or contains a lease at inception. As of December 31, 2023, the Company has two operating leases - fifty-two month lease for office space with a remaining term of forty-seven months and a twenty-year ground lease in association with its México mining operations with a remaining term of ten years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease expense are as follows:

Year Ended December 31, 2023
Operating Lease – Office Lease	$99,627
Operating Lease – Ground Lease	94,074
Short Term Lease Costs	18,570
Variable Lease Costs	154,917
TOTAL	$367,188

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	6.96
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending December 31:

YEAR
2024	$216,046
2025	221,426
2026	226,903
2027	211,191
2028	109,058
Thereafter	469,946
Total	1,454,570
Less Imputed Interest	(524,691)
OPERATING LEASE LIABILITY	$929,879

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2023 and 2022, the Company’s financial assets were carried at fair value and were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 10.

		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Fair Value Measurement at December 31, 2023:		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$1,797,341	-	-	$1,797,341
Totals	$1,797,341	$-	$-	$1,797,341
Fair Value Measurement at December 31, 2022:
Liabilities:
Derivative Liabilities	$2,172,417	-	-	$2,172,417
Totals	$2,172,417	$-	$-	$2,172,417

NOTE 17 – CONCENTRATIONS

For the years ended December 31, 2023 and 2022, one customer accounted for 100% of revenue and accounts receivable.

NOTE 18 - SEGMENTED INFORMATION

The Company operates as one segment: test-mining and pilot milling gold-silver concentrate for sale from its location in Mexico, and had the following geographic concentrations as of December 31, 2023 and 2022:

	Mexico	United States	Total
December 31, 2023
Mineral property	$4,132,678	$-	$4,132,678
Property and equipment	—	103,034	103,034
Current assets	8,475,858	5,669,642	14,145,500
Other assets	15,271,752	1,785,386	17,057,138
Total assets	$27,880,288	$7,558,062	$35,438,350

December 31, 2022
Mineral property	$4,132,678	$-	$4,132,678
Property and equipment	—	—	—
Current assets	23,272,128	9,851,827	33,123,955
Other assets	3,092,483	593,796	3,686,279
Total assets	$30,497,289	$10,445,623	$40,942,912

Period Ended	December 31, 2023	December 31, 2022
Total comprehensive income (loss) for the year - Mexico	$(11,249,628)	$3,559,456
Total comprehensive income (loss) for the year - United States	(2,698,254)	3,486,089
Total comprehensive income (loss) for the year	$(13,947,882)	$7,045,545

NOTE 19 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2023 and 2022, the Company paid or accrued $370,000 and $75,000 in management fees to its directors. Included in accounts payable at December 31, 2023 is $100,734 due to related parties.

Restricted Stock Awards

During the year ended December 31, 2022 the Compensation Committee approved stock awards to employees, directors and consultants of the Company. The stock awards approved were issued to each of the individuals/entities and vested 25% immediately and the remainder vest 25% each year on December 31st for the next three years, subject to resignation or termination provisions. The awards totaled 1,500,000 shares of which 1,175,000 were awarded to officers and/or directors. Total stock-based compensation recognized on awards granted to related parties totalled $690,313 during each of the years ended December 31, 2023 and 2022.

NOTE 20– SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2023, through the date whereupon the consolidated financial statements were issued, and has described below the events subsequent to the end of the period:

On February 19, 2024., the Board of Directors approved the DynaResource, Inc. 2024 Equity Incentive Plan (the “Plan”), which the Company intends to submit for stockholder approval at the 2024 annual meeting of stockholders. Pursuant to the Plan, the Company may issue various types of equity incentives, including stock options, restricted stock, and stock appreciation rights, to employees, directors, and consultants. The Plan has a term of 10 years and provides for the issuance of no more than an aggregate 2,700,000 shares of common stock over the life of the Plan. The Plan is administered by the Compensation Committee of the Board of Directors.

On February 19, 2024, the Company issued 400,000 stock option awards to a new independent director, at an exercise price of $5.00 per share, with such options vesting in 25% increments on each of the first four anniversaries of the date of the award.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2023. Based on its evaluation, our management concluded that, as of December 31, 2023, our internal controls over financial reporting were effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a code of business conduct and ethics that applies to all employees, officers and directors. The code of business conduct and ethics includes the Company’s insider trading policies and procedures, which are reasonably designed to promote compliance with insider trading laws, rules and regulations. The code of business conduct and ethics is available on our website at www.dynaresource.com and we will post any amendments to, or waivers from, the code of ethics on that website.

The following table lists the names and ages of the executive officers and directors of the Company as of December 31, 2023. The directors will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors and Chief Executive Officer.

Name	Age	Position	Held Since
K. W. (“K.D.”) Diepholz	66	Chairman of The Board of Directors	May 1995
222 W. Las Colinas Blvd		Chief Executive Officer, President, Acting Chief	May 1997
Suite 1910 North Tower		Financial Officer and Treasurer
Irving, Texas 75039
Dr. Jose Vargas Lugo (1)	63	Director of Operations - México	August 2011
Enrique Dunant Y5 de Mayo #963		Director	August 2013
Fracc, Los Parques
Guamuchil, Sin CP 81460
Rene L.F. Mladosich	60	General Manager at San Jose de Gracía	October 2019
Sierra Grande #134		Director	July 2022
Fraccionamiento Lomas de
Mazatlán, Sinaloa 82110
Dale G. Petrini	69	Independent Director, Chairman of the Compensation	December 2016
222 W. Las Colinas Blvd		Committee
Suite 1901 North Tower
Irving, TX. 75039
Philip K. Rose	35	Independent Director, Chairman of the Audit Committee	July 2015
222 W. Las Colinas Blvd.		and Chairman of the Nominating Committee
Suite 1910 North Tower
Irving, TX. 75039
John C. Wasserman	83	Independent Director	October 2019
222 W. Las Colinas Blvd.			July 2022
Suite 1910 North Tower
Irving, Texas 75039
Ronald Vail (1)	76	Independent Director	April 2023
222 W. Las Colinas Blvd.
Suite 1910 North Tower
Irving, Texas 75039

(1) Effective February 16, 2024, the Company appointed Dr. Quinton Hennigh and Mr. Brent Omland as Directors to the Board of Directors of the Company; and the Company accepted the resignations of Dr. Jose Vargas Lugo and Mr. Ronald Vail from the Company’s Board of Directors in order to make the two board seats available. Dr. Vargas Lugo will remain in his position with the Company as Director of Operations – Mexico, and Mr. Vail became a non-voting Board observer.

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

Mr. Mladosich is a proven and successful manager in Mexico with experience in the following areas: general management, underground and open pit operations, process plant recovery and optimization, construction, exploration, logistics, permitting, environmental, and plant and pit design. Mr. Mladosich holds a B.S. degree from the University of Sonora, where he was awarded First of the Class 6 times; and Mr. Mladosich studied 1 year of metallurgy in the Master’s Degree work program at the University. Mr. Mladosich speaks fluent Spanish and English and has studied French under the French Embassy Program in Mexico..

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

Mr. Wasserman has been employed with the Ohio Attorney General office, as Special Counsel and with Ohio Bureau of Unemployment, as Hearing Officer; and as a Former Acting Judge, Maumee, Ohio Municipal Court Past Toledo Ohio Exchange Club Member (President). Mr. Wasserman was selected one of Jaycees Top Ten Young men of Toledo, Ohio; was Co Author – Management Considerations of a Business Entity in the Environment of Chapter XI Reorganization Proceedings Under the New Federal Bankruptcy Code published in Midwest Business Administration Association; was an Expert witness in real estate mandamus case: Lucas County Common Pleas Court, State ex rel Ad Hoc Committee of Waterville Citizens for Initiative and Referendum Petitions, Etc., Realtor vs. City of Waterville and Dale Knepper, Clerk of Council, City of Waterville, Respondents, Case No. CI-2013-1137.

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

Philip K. Rose. Mr. Rose is a Partner at Cross Tie Capital, Ltd, a Texas family investment office with a focus on alternative assets. Through this role, Mr. Rose serves in various operating roles of Cross Tie’s portfolio companies, including Chief Operating Officer of Horton World Solutions, a thermoplastic composites manufacturing company, and Managing Partner of KMO Burger, LLC, a quick-serve restaurant holding company. He is also responsible for investment origination, asset management and disposition oversight of Cross Tie’s holdings. Mr. Rose has extensive experience in private investments, in a variety of asset classes and a broad array of investment structures. He is also a member of the firm’s investment committee. Mr. Rose is a graduate of Texas Christian University in Fort Worth, Texas. Mr. Rose is the appointee to the Board of Directors by Golden Post, LLC., the holder of the Series C convertible preferred shares.

Ronald Vail. Mr. Vail graduated from the University of Toledo with degrees in Commercial Studies and Business Administration. While at the University he participated in student government. He started working for United Parcel Service the week before he started at the University and was there for nearly 40 years. He held hourly positions as a loader/unloaded and delivery driver before going into management. Mr. Vail held positions in Human Resources to include Employment, Safety, and Benefits. He later became Employment Manager and then Human Resource Manager in two UPS Districts. In the early 1980’s he transferred to a Divisional Operations Manager. Assignments included major Sorting Facilities Divisions, an over-the-road FE, and then several delivery operations. Mr. Vail taught UPS National Schools and was on loan to The Southern Christian Leadership Conference for five weeks. He went on to coordinate UPS’s Management by Commitment (MBC) method of managing used by all functions and levels of management in the organization. He held this position for several years both Regionally and Nationally and coordinated teams around the country working on Service, Cost, and Production concerns. Mr. Vail was VP of Vail Products, a specialty hospital bed business the family developed, built, and distributed out of Toledo. Since retiring in 2002, Mr. Vail devotes time to The University of Toledo fund-raising, and mentoring student athletes.

Dr. Quinton Hennigh. Dr. Hennigh is an exploration geologist with 33 years’ experience, predominantly in the gold industry. He holds a M.Sc. and Ph.D. in geology and geochemistry from the Colorado School of Mines. Early in his career, he explored for gold for major mining companies including Homestake Mining Company, Newcrest Mining Ltd., and Newmont Mining Corporation. Beginning in 2007, Dr. Hennigh shifted focus to the junior mining space where he has worked for several successful gold explorers, notably Gold Canyon Resources where he led the discovery of the 5.2 million ounce Springpole gold deposit, Ontario. Currently, Dr. Hennigh is Technical and Geologic Director to Crescat Capital and is CEO of private miner, San Cristobal Mining.

On February 19, 2024, the Company issued 400,000 stock option awards to Mr. Hennigh at an exercise price of $5.00 per share, with such options vesting in 25% increments on each of the first four anniversaries of the date of the award.

Brent Omland. Mr. Omland is a mining executive with 20 years of experience in the mining and metals trading industry. Mr. Omland is a graduate of the University of British Columbia and a Canadian CPA. Mr. Omland has also worked in finance roles for Teck Resources and in senior finance roles for an integrated lead mining and smelting group based in Australia (Ivernia/Enirgi Metals). He also serves on the Board of Directors for Dore Copper Mining Corp, Galantas Gold Corporation and Nicola Mining Inc., all listed on the TSX-v.

Mr. Omland was elected pursuant to the terms of the Stock Purchase Agreement (the "Stock Purchase Agreement”) dated August 2, 2023, by and between the Company and Ocean Partners Holdings Limited ("Ocean Partners”) filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 10, 2023, which is incorporated herein by reference.

Mr. Omland is the co-CEO of Ocean Partners, which purchases gold produced by the Company pursuant to that certain Gold Concentrate Purchase Agreement dated February 1, 2021, as amended (the "Offtake Agreement”), by and between the Company’s affiliate, DynaResource de Mexico, SA de CV, and an affiliate of Ocean Partners, MK Metal Trading Mexico SA de CV, a copy of which was filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 10, 2023, which is incorporated herein by reference. In 2023, Ocean Partners paid the Company $35.3 million under the Offtake Agreement.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, none of the events specified in Regulation S-K, Item 401(f), has occurred during the past 10 years that are material to an evaluation of the ability or integrity of any director, executive officer, or person nominated to become a director or executive officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following officers earned the following compensation for the years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary		Bonus		Stock Awards	All Other Compensation		Total Compensation	Market Value of Shares Not Vested
K.W. (“K.D.”) Diepholz	2023	$321,000		—	(1)	$411,250	—		$732,250	$707,000
CEO and President	2022	$426,000		$53,250		$411,250	—		$889,500	$1,281,000
Dr. Jose Vargas Lugo	2023	$150,228	(2)	$75,000	(4)	$58,750	$66,858	(3)	$350,836	$101,000
Director of Operations - Mexico	2022	$92,027		$44,008		$58,750	—		$194,785	$183,000
Rene L.F. Mladosich	2023	$204,512	(2)	$100,000	(4)	$132,188	—		$436,700	$227,250
GM of SJG Project	2022	$141,251		$100,310		$132,188	—		$373,749	$411,750

(1) The CEO’s bonus for the year ended December 31, 2023 is to be determined at an upcoming meeting of the Compensation Committee and will be reported on Form 8-K.

(2) Compensation amounts paid to these executives were denominated in pesos and therefore varies from his employment agreement due to exchange rate differences.

(3) Represents payroll tax paid on behalf of the recipient in lieu of bonus.

(4) 2023 bonuses have been approved by the compensation committee to the paid in 2024.

In December 2022, the Compensation Committee approved restricted stock awards to employees, directors and consultants of the Company. The stock awards approved were issued to each of the individuals/entities and vested 25% immediately and the remainder vest 25% each years on December 31 for the next three years, subject to resignation or termination provisions. Each of the above named executive officers signed three-year employment agreements with the Company in July 2023 with customary terms and change of control provisions.

The following directors received the following compensation for the years ended December 31, 2023 and 2022:

Name of Director	Year	Cash Compensation	Stock Awards	Total Compensation	Market Value of Shares Not Vested
Dale Petrini	2023	$75,000	$44,063	$119,063	$75,750
Independent Director	2022	$25,000	$44,063	$69,063	$109,688
John C. Wasserman	2023	$75,000	$44,063	$119,063	$75,750
Independent Director	2022	$25,000	$44,063	$69,063	$109,688
Ronald Vail (1)	2023	$70,000	$—	$70,000	$—
Independent Director	2022	$—	$—	$—	$—
Phillip Rose	2023	$75,000	$—	$75,000	$—
Independent Director	2022	$—	$—	$—	$—

(1) Mr. Vail was appointed to the board of directors in April 2023 and his compensation was prorated for his length of service in 2023.

Beginning in calendar year 2023 at the recommendation of an outside valuation consultant, the Compensation Committee approved cash compensation to the non-employee directors of $100,000 per year for service on the Company’s Board of Directors and all committees thereof. As of December 31, 2023 there was $25,000 in annual board compensation accrued but not paid for each of the independent directors.

Stock Issued to Officers and Directors

The Compensation Committee approved restricted stock awards to employees, directors and consultants of the Company. The stock awards approved were issued to each of the individuals/entities and vested 25% immediately and the remainder vest 25% each year on December 28 for the next three years, subject to resignation or termination provisions. The awards totaled 1,500,000 shares of which 1,175,000 were awarded to officers and/or directors.

The Compensation Committee approved stock awards to employees, directors and consultants of the Company. The stock awards approved, issued and vested 25% immediately and the remainder vest 25% each year on December 28 for the next three years, subject to resignation or termination provisions. Officers and directors received the following restricted stock during the year ended December 31, 2022. No stock was issued for compensation during the year ended December 31, 2023.

Name of Officer/Director	Number of Restricted Common Stock Shares
Koy W (“K.D.”) Diephotz	700,000
Rene L.F. Mladosich	225,000
Dr. Jose Vargas Lugo	100,000
John Wasserman	75,000
Dale Petrini	75,000

The following presents the market value of outstanding equity awards for the Company’s named executive officers as of December 31, 2023:

Name of Named Executive Officer	Award Type	Number of Unvested Shares	Outstanding Equity Awards at December 31, 2023
Koy W (“K.D.”) Diephotz	Restricted Stock	350,000	$ 707,000
Rene L.F. Mladosich	Restricted Stock	112,500	227,250
Dr. Jose Vargas Lugo	Restricted Stock	50,000	101,000

Board Committees

Although the Company is not a listed issuer and therefore not subject to the requirements pertaining to audit and compensation committees in Exchange Act Rules 10A-3 and 10C-1, the Company has established the following three committees of its Board of Directors:

•
Audit Committee. The Company’s Audit Committee Charter requires the Audit Committee to consist of at least three directors, all of whom are determined by the Board of Directors to be “independent” under the definition adopted by NASDAQ. The Company’s Audit Committee, as of December 31, 2023, consisted of independent directors Phillip Rose (Chair), Dale Petrini, Ronald Vail and John Wasserman.
•
Compensation Committee. The Company’s Compensation Committee Charter requires the Compensation Committee to consist of at least three directors, all of whom are determined by the Board of Directors to be “independent” under the definition adopted by NASDAQ. The Company’s Compensation Committee, as of December 31, 2023, consisted of independent directors Dale Petrini (Chair), Phillip Rose, Ronald Vail and John Wasserman.
•
Nominating Committee. The Company’s Nominating Committee Charter requires the Nominating Committee to consist of at least three directors, all of whom are determined by the Board of Directors to be “independent” under the definition adopted by NASDAQ, plus K.D. Diepholz for as long as he serves as the Company’s CEO. The Company’s Audit Committee, as of December 31, 2023, consisted of independent directors Phillip Rose (Chair), Dale Petrini, Ronald Vail, and John Wasserman, and K.D. Diepholz.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of common stock of the Company as of December 31, 2023. The following table sets forth the information based on 22,246,654 (1) common shares issued and outstanding as of December 31, 2023.

Beneficial Owner	Shares Beneficially Owned		Percent of Outstanding
K.W. (“K.D.”) Diepholz	2,965,100		12.69%
Matt Rose	3,146,840	(1)	13.46%
Gareth Nichol	2,646,922	(2)	11.33%
Rene L.F. Mladosich	275,000		1.18%
Dr. Jose Vargas Lugo	374,508		1.60%
John C. Wasserman	279,317		1.20%
Dale G. Petrini	262,689	(3)	1.12%
Ronald Vail	245,001	(4)	1.05%
Phillip A. Rose	—		—
All Officers, Directors and Beneficial Owners as a group (9 persons)	10,195,377		43.63%

(1)
Does not include 1,734,992 shares of common stock issuable upon the conversion of 1,734,992 shares of Series C Senior Convertible Preferred Stock, which are currently convertible or 783,976 shares of common stock issuable upon the exercise of a cashless warrant which is currently exercisable.
(2)
Does not include 500,000 shares of common stock issuable upon the conversion of 500,000 shares of Series D Senior Convertible Preferred Stock, which are currently convertible.
(3)
Does not include 50,000 shares of common stock issuable upon the conversion of 50,000 shares of Series D Senior Convertible Preferred Stock, which are currently convertible..
(4)
Does not include 100,000 shares of common stock issuable upon the conversion of 100,000 shares of Series D Senior Convertible Preferred Stock, which are currently convertible or 62,718 shares of common stock issuable upon the exercise of a cashless warrant which is currently exercisable.

Equity Compensation Plans

As of December 31, 2023, the Company has a restricted stock award plan that the Compensation Committee approved in 2022 for employees, directors, and consultants of the Company.

Plan Category	Number of Securities to be Issued Upon Exercise of Options, Warrants or Rights	Weighted Average exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2022 Equity Compensation Plan (Approved by security holders in 2023 annual meeting)	1,500,000	N/A	750,000
Total	1,500,000	N/A	750,000

On February 19, 2024, the Board of Directors approved the DynaResource, Inc. 2024 Equity Incentive Plan (the “Plan”), which the Company intends to submit for stockholder approval at the 2024 annual meeting of stockholders. Pursuant to the Plan, the Company may issue various types of equity incentives, including stock options, restricted stock, and stock appreciation rights, to employees, directors, and consultants. The Plan has a term of 10 years and provides for the issuance of no more than an aggregate 2,700,000 shares of common stock over the life of the Plan. The Plan is administered by the Compensation Committee of the Board of Directors.

PREFERRED SHARES (SERIES C)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series C	Golden Post Rail LLC	1110 Post Oak Place Westlake, Texas 76262	1,734,992	100.0%

PREFERRED SHARES (SERIES D)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series D	Dale Petrini	29 Bash Pl Houston, TX 77027	50,000	6.58%
Series D	Gareth Nichol	5 Greenwood Rd Greenwood Village, CO 80111	500,000	65.79%
Series D	Ronald Vail	6766 Pine Circle Toledo, OH 43617	100,000	13.16%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence.

The Board of Directors has determined that Dale Petrini, Phillip Rose, John Wasserman and Ronald Vail are independent directors under the definition adopted by NASDAQ in its listing rules. Dr. Quinton Hennigh and Brent Omland, who were appointed as Directors to the Board of Directors of the Company on February 16, 2024 are also determined to be independent directors under the definition adopted by NASDAQ.

The Company is not aware of any other material relationships or related transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Davidson & Company LLP, Vancouver, BC, Auditor Firm ID: 731

(1)
Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual consolidated financial statements and review of the consolidated financial statements included in the registrant's Form 10-K and Form 10-Q(s) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for fiscal years 2023 and 2022 was $218,696 and $130,748, respectively.

(2)
Audit Related Fees - None.
(3)
Tax Fees - None.
(4)
All Other Fees - None.
(5)
Audit Committee Policies and Procedures

The Audit Committee has policies and procedures requiring pre-approval by the Audit Committee of the engagement of the Company’s independent auditor to perform audit services, as well as permissible non-audit services.

AUDIT SERVICES: The terms and fees for the Company’s annual audit are subject to the specific pre-approval of the Audit Committee. Audit services include the annual financial statement audit, required quarterly reviews, subsidiary audits and other procedures required to be performed by the auditor to form an opinion on our financial statements, and such other procedures including information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control. Other audit services may also include statutory audits or financial audits for subsidiaries and services associated with SEC registration statements, periodic reports and other documents filed with the SEC or used in connection with securities offerings.

AUDIT RELATED SERVICES: Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent auditor. Audit-related services are subject to the specific pre-approval of the Audit Committee. Audit-related services include, among others, due diligence services relating to potential business acquisitions/dispositions; accounting consultations relating to accounting, financial reporting or disclosure matters not classified as audit services; assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities; financial audits of employee benefit plans; agreed-upon or expanded audit procedures relating to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and assistance with internal control reporting requirements.

TAX SERVICES: Tax services are subject to the specific pre-approval of the Audit Committee. The Audit Committee will not approve the retention of the independent auditor in connection with a transaction the sole business purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

ALL OTHER SERVICES:  Pre-approval by the Audit Committee is required for those permissible non-audit services that it believes are routine and recurring services, would not impair the independence of the auditor and are consistent with the SEC’s rules on auditor independence.

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

10.9	Note Purchase Agreement (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 2, 2015, Exhibit 10.1. File No. 000-30371)
10.10	Gold Concentrate Purchase Agreement dated 1 February 2021 with reference OPUK.SP90731, by and between MK Metal Trading Mexico SA de CV and Mineras de DynaResource SA de CV
10.11

Multi-Party Agreement, dated as of April 19, 2023 by and among DynaResource, Inc., Golden Post Rail, LLC, MKR 2022 Grantor Retained Annuity Trust, and Koy W. (“K.D.”) Diepholz (incorporated by reference to Form 8-K dated April 26, 2023).

10.12	Amendment Agreement dated as of August 2, 2023 by and between DynaResource Inc. and MK Metal Trading México de CV (incorporated by reference to Form 8-K dated August 10, 2023).

10.13 10.14

Stock Purchase Agreement dated as of August 2, 2023 by and between DynaResource, Inc. and Ocean Partners UK Limited. (incorporated by reference to Form 8-K dated August 10, 2023).

DynaResource, Inc. 2024 Equity Incentive Plan

10.15	Form of Non-Qualified Stock Option Agreement
16.1	Letter regarding change in Registrant’s Certifying Accountant (incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 18, 2017, Exhibit 16.1, File No. 000-30371)
16.2	Letter regarding change in Registrant’s Certifying Accountant (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 8, 2020, Exhibit 16.1, File No. 000-30371)
21	List of subsidiaries of the Company (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 30, 2015, Exhibit 21, File No. 000-30371)
23.1	Consent of Davidson & Company LLP, Independent Registered Accounting Firm
23.2	Consent of Armanino LLP, Independent Registered Public Accounting
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Koy W. Diepholz, principal executive officer.
31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Koy W. Diepholz, principal financial officer.
32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Koy W. Diepholz, chief accounting officer.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 are filed herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) for the years ended December 31, 2023 and 2022, (ii) the Audited Consolidated Balance Sheets as of December 31, 2023 and 2022, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (v) the Notes to the Audited Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

ITEM 16. 10K SUMMARY

Not Applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: April 15, 2024	By:	s/ K.W. (“K.D.”) Diepholz
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

/s/ Ronald Vail
Ronald Vail

April 15, 2024
Dated