Form 10-Q
period 2024-03-31
DYNARESOURCE INC
filed 2024-05-20
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(972) 869-9400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2024, there were 23,371,708 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023

	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,972,389	$5,603,713
Accounts receivable	1,146,660	880,473
Inventories	2,083,801	2,089,194
Foreign tax receivable	6,017,531	4,434,958
Other current assets	1,181,986	1,137,162
Total current assets	12,402,367	14,145,500
Property and equipment (net of accumulated
depreciation and amortization of $19,582 and $12,239)	95,691	103,034
Right-of-use assets, net	815,630	848,822
Mining concessions	4,132,678	4,132,678
Deferred tax asset, net	4,264,115	4,264,115
Foreign tax receivable	12,356,116	11,768,613
Other assets	177,733	175,588
TOTAL ASSETS	$34,244,330	$35,438,350

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,054,071	$2,768,634
Accrued expenses	9,005,788	7,727,621
Derivative liabilities	1,717,200	1,797,341
Note payable	9,262,500	9,750,000
Current portion of operating lease payable	113,462	104,117
Installment notes payable	2,315,382	2,259,432
Total current liabilities	27,468,403	24,407,145
Operating lease payable, less current portion	771,051	825,762
Deferred tax liability	334,236	334,236
Asset retirement obligation	203,033	198,468
TOTAL LIABILITIES	28,776,723	25,765,611
TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value, 40,000,000 shares authorized 23,371,708 and 23,371,708 issued and outstanding	233,717	233,717
Preferred rights	40,000	40,000
Additional paid-in-capital	61,509,032	61,509,032
Treasury stock, 37,180 shares each period, at cost	(95,023)	(95,023)
Accumulated other comprehensive income	900,939	697,700
Accumulated deficit	(62,978,538)	(58,570,167)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(389,873)	3,815,259
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$34,244,330	$35,438,350

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	2024	2023
REVENUE	$9,428,856	11,953,079
COSTS AND EXPENSES OF MINING OPERATION
Production cost applicable to sales	1,895,757	1,711,262
Mine production costs	3,755,357	2,529,437
Mine exploration costs	2,459,217	2,216,949
Facilities expansion costs	787,809	285,078
Exploration drilling	920,485	497,400
Camp, warehouse and facilities	1,445,225	1,082,179
Transportation costs	995,867	746,063
Property holding costs	44,047	39,521
General and administrative	1,202,041	2,965,593
Accretion expense	4,565	—
Depreciation and amortization	7,343	—
TOTAL OPERATING EXPENSES	13,517,713	12,073,482
NET OPERATING LOSS	(4,088,857)	(120,403)
OTHER INCOME (EXPENSE)
Foreign currency gains	28,077	18,254
Interest expense	(427,888)	(116,308)
Derivative mark-to-market gain	80,141	169,434
Other income	156	3,705
TOTAL OTHER INCOME (EXPENSE)	(319,514)	75,085

NET LOSS BEFORE TAXES	(4,408,371)	(45,318)
INCOME TAXES BENEFIT	—	77,023

NET INCOME (LOSS)	$(4,408,371)	$31,705
DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(58,575)	(58,575)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,466,946)	$(26,870)

LOSS PER SHARE ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.
Basic loss per common share	$(0.19)	$(0.00)
Weighted average shares outstanding – Basic	23,371,708	22,246,654
Diluted loss per common share	$(0.19)	$(0.00)
Weighted average shares outstanding – Diluted	23,371,708	22,246,654

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	203,239	91,241
TOTAL OTHER COMPREHENSIVE INCOME	203,239	91,241
TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,205,132)	$122,946

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred A		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

	THREE MONTHS ENDED MARCH 31, 2023

Balance January 1, 2023	1,000	$1	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$112,078	$(44,036,663)	$13,192,141

Other Comprehensive Income										91,241		91,241

Net Income											31,705	31,705

Balance, March 31, 2023	1,000	$1	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$203,319	$(44,004,958)	$13,315,087

	THREE MONTHS ENDED MARCH 31, 2024

Balance January 1, 2024	—	$-	23,731,708	$233,717	1	$40,000	$61,509,032	37,180	$(95,023)	$697,700	$(58,570,167)	$3,815,259

Other Comprehensive Income										203,239		203,239

Net Loss											(4,408,371)	(4,408,371)

Balance, March 31, 2024	-	$-	23,731,708	$233,717	1	$40,000	$61,509,032	37,180	$(95,023)	$900,939	$(62,978,538)	$(389,873)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	2024	2023
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$(4,408,371)	$31,705
Adjustments to reconcile net income (loss) to cash used in operating activities
Derivatives mark-to-market gain	(80,141)	(169,434)
Accretion expense	4,565	—
Depreciation and amortization	7,343	—
Right-of-use asset amortization	33,192	19,358
Deferred tax asset	—	(77,023)
Change in operating assets and liabilities
Accounts receivable	(266,187)	(1,160,955)
Inventories	5,393	371,930
Foreign tax receivable	(2,170,076)	(1,544,980)
Other assets	(46,969)	(261,771)
Accounts payable	2,285,437	112,016
Accrued expenses	1,278,167	2,534,906
Customer advances	—	(150,000)
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,357,647)	(294,248)

CASH FLOWS USED IN FINANCING ACTIVITIES
Payments of note payable	(487,500)	—
Operating lease payments	(45,366)	(28,868)
CASH FLOWS USED IN FINANCING ACTIVITIES	(532,866)	(28,868)

Effects of foreign currency	259,189	250,186
NET DECREASE IN CASH	(3,631,324)	(72,930)
CASH AT BEGINNING OF PERIOD	5,603,713	19,177,138
CASH AT END OF PERIOD	$1,972,389	$19,104,208

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$214,794	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company has one wholly owned subsidiary in the United States, DynaMéxico US Holding, LLC and three wholly owned subsidiaries in México, DynaResource de México, S.A. de C.V. (“DynaMéxico”), Mineras de DynaResources S.A. de C.V. (“DynaMineras”) and DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”). Although the Company considers the three Mexican subsidiaries to be wholly owned, each has issued one qualifying share to a second shareholder as required under Mexican law, with such qualifying shares held by either US Holding or DynaResource’s Chief Executive Officer. DynaMéxico owns a portfolio of mining concessions that currently comprises its 100% interest in the San José de Gracia Project (“SJG”) in northern Sinaloa State, México.

Principles of Consolidation

The unaudited condensed interim consolidated financial statements include the accounts of DynaResource, Inc., as well as the Company’s wholly owned subsidiaries DynaMéxico, DynaMineras and DynaOperaciones. All significant intercompany transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

Significant Accounting Policies

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenues and expenses. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these unaudited, condensed, interim consolidated financial statements.

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

Basis of Presentation

These unaudited condensed consolidated interim financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying value in the normal course of business for the foreseeable future. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for the fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

As of March 31, 2024, the Company continues to meet the definition of an exploration stage issuer which is defined as an issuer that has no material property with established proven and probable mineral reserves as defined by Regulation S-K, Item 1300.

Segment Information

The Company operates as one segment: test mining and milling gold-silver concentrate for sale from its location in Mexico.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2024, the Company has $1,625,819 in deposits in U.S. banks in excess of the FDIC limit. The Company does not have any cash equivalents as of March 31, 2024 and December 31, 2023. The Company reduces this risk by maintaining such deposits at high quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consists of trade receivables which are recorded net of allowance for doubtful accounts for the sale of metal concentrate, as well as net of an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. The allowance for accounts receivable is recorded when receivables are considered to be uncollectible. As of March 31, 2024 and December 31, 2023 no allowance has been made, as management believes all accounts receivable are fully collectable.

Mined Tonnage Inventory

Mined tonnage inventory represents ore that has been mined and is available for further processing. The stockpiles of mined tonnage are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on the relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead. Material is removed at each stockpile’s average cost per tonne. Stockpiles are carried at the lower of average cost of net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metal prices, less the estimated cost to complete production and bring the product to sale.

Concentrate Inventory

Concentrate inventory includes metal concentrates located either at the Company’s facilities or in transit to its customer’s port. Concentrate inventories are carried at the lower of cost of production or net realizable value based on current metals prices.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property, or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed. As of the date of this filing, no events have occurred that would require the write-down of any assets. As of March 31, 2024 and December 31, 2023, no indications of impairment existed.

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

During 2023, a significant upgrade was made to the milling facility and therefore, an ARO was established as of December 31, 2023 at the estimated costs to decommission the plant and tailings pond at the end of the estimated live of the mines in operation as of December 31, 2023. As the Company is an exploration stage property that does not qualify for asset capitalization, the costs associated with the obligation are charged to operations.

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

Property Holding Costs

Holding costs to maintain the property on a care and maintenance basis are expensed in the period they are incurred. These costs include security and maintenance expenses, lease and claim fees and payments, and environmental monitoring and reporting costs.

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

Relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries are as follows for the periods ended March 31, 2024 and December 31, 2023 (Mexican Pesos per one U.S. dollar):

	March 31, 2024	December 31, 2023
Current Exchange Rate	16.56	16.97

Relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended March 31, 2024 and 2023 (Mexican Pesos per one U.S. dollar):

	March 31, 2024	March 31, 2023
Weighted Average Exchange Rate for the Three Months Ended	16.98	18.66

The Company recorded currency transaction gains of $28,077 and $18,254 for the three months ended March 31, 2024 and 2023, respectively.

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

Uncertain Tax Position

The Company is subject to income taxes in the U.S. and other foreign jurisdictions, with respect to which some of the outcome is uncertain. The evaluation of the Company’s uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws. The Company establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. Although management believes the Company’s reserves are reasonable, no assurance can be given that the final outcome of these uncertainties will not be different from that which is reflected in the Company’s reserves. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. Any tax benefit that is or has been reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired.

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

During the three months ended March 31 2024 and 2023, there were $0 and $9,350,000 respectively of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and no customer deposits were refunded to the customer due to order cancellation.

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

Earnings (Loss) Per Share

Earnings (loss) per share, attributable to the common equity holders of the Company, are calculated in accordance with ASC 260 “Earnings per Share”. The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings (loss) per share is computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. Potentially dilutive common shares consist of stock warrants and convertible preferred shares and are excluded from diluted earnings (loss) per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

The Company’s Series C Preferred Stock and related outstanding dividends are convertible into 2,853,721 shares of Common Stock as of March 31, 2024 and 2023, respectively. The Company’s Series D Preferred Stock and related outstanding dividends are convertible into 820,800 shares of common stock as of March 31, 2024 and 2023. During the periods ended March 31, 2024 and 2023, the Company had warrants outstanding to purchase 892,165 shares of common stock. These shares related to these potentially dilutive common shares are excluded in the weighted average diluted shares outstanding for the periods ended March 31, 2024 and 2023 as including them would be anti-dilutive.

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

Reclassification

Amounts in the Condensed Interim Consolidated Statement of Cash Flows related to right-of-use-assets and operating lease payments for the three months ended March 31, 2023, have been reclassified to conform to the current year presentation.

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

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or flotation feed material). Inventory balances as of March 31, 2024 and December 31, 2023 were as follows:

	2024	2023
Mined tonnage	$1,930,424	$2,061,149
Gold-Silver concentrates	153,377	28,045
Total inventories	$2,083,801	$2,089,194

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2024 and December 31, 2023:

	2024	2023
Leasehold improvements	$21,274	$21,274
Office equipment	42,493	42,493
Office furniture and fixtures	24,453	24,453
Other	27,053	27,053
Subtotal	115,273	115,273
Less: Accumulated depreciation and amortization	(19,582)	(12,239)
Total property and equipment, net	$95,691	$103,034

Depreciation and amortization have been provided over each asset’s estimated useful life. Depreciation and amortization expense was $7,343 and $0 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 4 - MINING CONCESSIONS

Mining properties consist of the San José de Gracia concessions. Mining Concessions were $4,132,678 as of March 31, 2024 and December 31, 2023. There was no depletion expense during the three months ended March 31, 2024 and 2023, as the Company is an exploration stage issuer (See Note 1).

NOTE 5 - ACCRUED LIABILITIES

As of March 31, 2024 and December 31, 2023, the Company had the following accrued liabilities:

	March 31,	December 31,
	2024	2023
Accrued interest	$2,625,231	$2,352,869
Accrued mining expenses	2,562,258	2,104,938
Accrued payroll taxes	1,331,409	1,122,644
Other accrued liabilities	2,486,890	2,147,170
Total accrued liabilities	$9,005,788	$7,727,621

NOTE 6 - DERIVATIVE LIABILITY

Warrants Issued With the Notes Convertible Into Series D Preferred

In fiscal 2020, the Company closed a financing agreement with Golden Post Rail, LLC (“Golden Post”) and certain shareholders whereby the Company issued convertible promissory notes that bore interest at 10% and were convertible into shares of Series D Senior Convertible Preferred Stock and common stock purchase warrants (“2020 warrants”) at an exercise price of $0.01 per share, with an expiry of ten years. These 2020 warrants contain anti-dilution provisions. See Note 11. The Company analyzed the conversion features of the promissory notes convertible into Series D Preferred Stock and determined that the 2020 warrants and remaining purchaser warrants issued with such notes qualified as a derivative liability. The fair value was required to be allocated among the notes, the notes’ conversion features, and the 2020 warrants and remaining purchaser warrants, and then remeasured at each reporting date. The Company performed a valuation of the conversion feature of the 2020 warrants and remaining purchaser warrants. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants issued with the notes convertible into Series D Preferred based on the assumptions below:

Period Ended	March 31, 2024	December 31, 2023
Annual volatility rate	126%	123%
Risk free rate	4.59%	4.23%
Remaining term	6.12 years	6.37 years
Fair value of common stock	$1.93	$2.02

For the three and twelve months ended March 31, 2024 and December 31, 2023, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the three and twelve months ended March 31, 2024 and December 31, 2023.

Period Ended	March 31, 2024	December 31, 2023
Fair value of derivative (warrants), beginning of period	$1,797,341	$1,905,078
Exercise of warrants	-	-
Change in fair value of derivative	(80,141)	(107,737)
Fair value of derivative (warrants), end of period	$1,717,200	$1,797,341

NOTE 7 - ADVANCE CREDIT LINE FACILITY/CUSTOMER ADVANCES

On February 4, 2021, the Company entered into an Advance Credit Line Facility and Purchase Agreement (the “ACL”), with a commercial buyer. On August 2, 2023, the ACL was extended through December 2026 in an Amendment Agreement (the “Amendment”). Under the terms of the ACL and Amendment:

•
The Company will deliver 100% of its produced concentrates to the buyer and provider of the ACL, through December 31, 2026, with evergreen annual extensions thereafter until either party terminates with at least 365 days’ notice;
•
An initial ACL was established by the buyer in the amount of $3.75M USD.
•
On May 1, 2021, the ACL increased to an amount equal to 80% of the prior 3 months’ revenue.
•
Each successive month, the ACL shall be adjusted according to the Company’s prior 3 months’ revenue to a maximum advance line of $17.5 million as specified in the Amendment.
•
The ACL shall never be less than $3.75M USD.
•
The ACL will be interest free for 45 days.
•
The ACL is to be repaid through deliveries of concentrates or cash within 120 days.
•
Beginning in September 2023, up to $10M of the ACL advance may be converted into a one-year installment loan bearing interest at 3M SOFR + 7.5% and amortized as follows: Month 1, interest only; Month 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest. Converting the advance amount into an installment loan will reduce the available on a pro rata percentage basis;
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

The ACL was included under Customer Advances on the unaudited, condensed, interim consolidated balance sheet, prior to December 1, 2023.

Deposits under the Advance Credit Line Facility

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
(5)
$10.0 advance on June 29, 2023. Settled on August 14, 2023.
(6)
$10.75 advance on August 17, 2023. Settled on September 16, 2023.
(7)
$9.75 advance on September 29, 2023. Converted to a one-year note payable on December 1, 2023. (Note 8).

NOTE 8 - NOTE PAYABLE

On December 1, 2023, the Company exercised its option under the ACL to convert the outstanding ACL balance of $9,750,000 into a one-year note payable bearing interest at 3M SOFR + 7.5%. The note is repayable as follows: Month 1, interest only; Month 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest.

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda (Mexican federal tax authority) for a reduction in the liability which is pro-rata to the reduction in the Francisco Arturo concession. For financial reporting purposes the Company continues to carry all notes (to finance unpaid mining concession taxes) at their unpaid principal amount and accrues interest on a monthly basis. As of March 31, 2024, $2,423,991 of accrued interest on the notes was included in accrued liabilities on the unaudited consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the activity during the three months ended March 31, 2024:

Balance December 31, 2023	$2,259,432
Exchange rate adjustment	55,950
2024 principal payments	—
Balance March 31, 2024	$2,315,382

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

Asset retirement obligation consists of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Asset retirement obligation at beginning of year	$198,468	$-
Additions to ARO liability	—	198,468
Accretion	4,565	—
Asset retirement obligation at end of year	$203,033	$198,468

NOTE 11 - STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock which the corporation has the authority to issue is 60,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 are designated as Series C Preferred Stock, and 3,000,000 shares are designated as Series D Preferred Stock and (ii) 40,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). As of March 31, 2024, 15,266,008 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

As of March 31, 2024 and December 31, 2023 no shares of Preferred A stock were outstanding. On April 19, 2023, the Company repurchased the Series A Preferred Stock from its Chief Executive Officer (“CEO”). The Series A Preferred shares were subsequently cancelled. On July 17, 2023, the Company amended its certification of incorporation to cancel the Series A Preferred Stock.

Series C Senior Convertible Preferred Stock

As of March 31, 2024 and December 31, 2023 there were 1,734,992 Series C Preferred shares outstanding. As of March 31, 2024, these Series C Preferred Shares are convertible to common shares at $1.95 per share or redeemable in cash at the shareholder’s option and include anti-dilution protection. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4% of $4,337,480 payable annually on June 30th. As of March 31, 2024, dividends for the years 2016 to 2024 totaling $1,227,276 were in arrears.

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

The deemed dividends on the Series C and D Preferred Stock for the three months ended March 31, 2024 and 2023, were $58,575 and $58,575, respectively. As the Company has not declared these dividends, it is required as an item “below” the net income (loss) amount on the accompanying unaudited condensed interim consolidated statements of income.

Preferred Stock (Undesignated)

In addition to the 1,734,992 shares designated as Series C Preferred Stock, and the 3,000,000 shares designated as Series D Preferred Stock, the Company is authorized to issue an additional 15,266,008 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. As of March 31, 2024 and December 31, 2023, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. As of both March 31, 2024, and December 31, 2023, there were 23,371,708 shares of common stock outstanding. No dividends were declared or paid during the three months ended March 31, 2024 and 2023.

Preferred Rights

The Company issued “Preferred Rights” and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity in the accompanying consolidated balance sheets. As of March 31, 2024, $744,500 had been repaid, leaving a current balance of $40,000 as of March 31, 2024 and December 31, 2023.

Stock Issuances

On August 4, 2023 the Company issued 1,000,000 shares of common stock for $5,000,000 cash consideration.

Treasury Stock

During the year ended December 31, 2023, 25,000 shares of the Company’s common stock previously issued for services were returned to the Company as part of a settlement of fees.

There were 37,180 shares of treasury stock outstanding as of March 31, 2024 and December 31, 2023.

2023 Activity

As of March 31, 2024, the Company had outstanding warrants, which were a part of the issuance of notes convertible into Series D Convertible Preferred Stock in 2020, to purchase 892,165 shares of common stock:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance as of December 31, 2023	892,165	$0.01	6.37	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance as of March 31, 2024	892,165	0.01	6.12	-
Exercisable as of March 31, 2024	892,165	$0.01	6.12	-

A derivative liability was incurred at the issuance of the Series D warrants in 2020. As of March 31, 2024, the derivative liability totaled $1,717,200. See Note 6 above.

NOTE 12 – STOCK BASED COMPENSATION

On February 19, 2024, pursuant to the newly adopted DynaResource, Inc. 2024 Equity Incentive Plan, the Company awarded a board member options to purchase up to 400,000 shares of Common Stock of the Company, par value $0.01 per share, for an exercise price of $5.00 per share, with such options vesting in 25% increments on each of the first four anniversaries of the date of the award.

Under ASC 718, the fair value of the options at the date of issuance was determined using the Black Scholes model and will not be adjusted for subsequent changes in fair value. Expense is recorded annually, upon vesting, on a prorata basis over the vesting period. The Company recognizes forfeitures as they occur.

The inputs utilized in calculating the fair value are as follows:

Period Ended	March 31, 2024	December 31, 2023
Annual volatility rate	127.93%	—
Risk free rate	4.36%	—
Remaining Term	4	—
Fair Value of stock options	$1.15	—

NOTE 13 - INCOME TAXES

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras, in the amount of $1,359,443 Pesos (approximately $76,000 USD) adjusted for inflation based on the Mexico minimum wage increase. Rent is $5,296,950 Pesos (approximately $321,000 USD) for the year ended December 31, 2024, which will be paid during the second quarter of 2024. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares) and allows for all permitted mining and exploration activities.

The Company leases office space for its corporate headquarters in Irving, Texas. In February 2023, the Company entered into a 52- month extension of the lease with additional office space. As part of the agreement, the lease term commenced and the Company received four months free rent upon completion of the finish out of the new space. The expansion was completed and the Company moved into the office space effective August 1, 2023. The Company makes tiered lease payments on the first of each month.

The Company determines if a contract is or contains a lease at inception. As of March 31, 2024, the Company has two operating leases: 52 months lease for office space with a remaining term of 44 months and the twenty-year ground lease in association with its México mining operations with a remaining term of approximately ten years. Variable lease costs consist primarily of variable common area maintenance, storage, parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company’s interest rate of promissory notes.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of March 31, 2024 and December 31, 2023, the Company’s financial assets and liabilities were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 6.

	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of March 31, 2024:
Liabilities:
Derivative Liabilities	$1,717,200	$-	$-	$1,717,200
Totals	$1,717,200	$-	$-	$1,717,200
Fair Value Measurement as of December 31, 2023:
Liabilities:
Derivative Liabilities	$1,797,341	$-	$-	$1,797,341
Totals	$1,797,341	$-	$-	$1,797,341

NOTE 16 - CUSTOMER CONCENTRATION

For the periods ended March 31, 2024 and December 31, 2023, one customer accounted for 100% of revenue and accounts receivable.

NOTE 17 – GEOGRAPHICAL CONCENTRATIONS

The Company operates as one segment: test mining and pilot mining gold-silver concentrate for sale from its location in Mexico, and had the following geographic concentrations as of March 31, 2024 and December 31, 2023:

	Mexico	United States	Total
March 31, 2024
Mineral property	$4,132,678	$—	$4,132,678
Property and equipment, net	—	95,691	95,691
Current assets	10,394,111	2,008,256	12,402,367
Other assets	15,828,208	1,785,386	17,613,594
Total assets	$30,354,997	$3,889,333	$34,244,330

December 31, 2023
Mineral property	$4,132,678	$—	$4,132,678
Property and equipment, net	—	103,034	103,034
Current assets	8,475,858	5,669,642	14,145,500
Other assets	15,271,752	1,785,386	17,057,138
Total assets	$27,880,288	$7,558,062	$35,438,350

NOTE 18 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024 and 2023, the Company paid or accrued $87,500 and $100,000 in management fees to directors. As of March 31, 2024, $187,500 of amounts included in accounts payable are due to related parties.

NOTE 19 - SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2024, through the date whereupon these condensed, interim consolidated financial statements were issued and has described below the events subsequent to the end of the period:

In April 2024, as part of the Company’s organizational, operating and tax strategy in Mexico, the Company purchased Minera de Alica S.A. de C.V., a Mexican corporation with no assets, liabilities or activity for 95,000 pesos (approximately $5,600 USD).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

We conduct activities in México through our operating subsidiary DynaResource de México SA de CV (“DynaMéxico”). We own 100% of the outstanding shares of DynaMéxico, and DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the San José de Gracia Property (“SJG”), in northern Sinaloa State, México.

In addition to investing in the increase and expansion of its test mining and milling activities at SJG in 2023, the Company has focused on corporate governance, with the intention of meeting the listing requirements for other exchanges in the US and/or Canada.

Project Improvements, Expansion and Increased Output (2017 To Present)

The Company continues its business plan of test mining and pilot milling operations at SJG, and to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces, and since 2022 to continue exploration activities at SJG with the target to increase primary gold resources. Since the January 2015 startup of the test mining and milling activities at SJG, the Company has increased daily output from an initial average of 100 tons per 24-hour operating day, to a current average of approximately 750 tons per 24-hour operating day.

Since January 2017, the Company has expended approximately $30 million USD in non-recurring costs, generally classified as project improvements and expansion costs which have been expensed in the Company’s financial statements. These funds have been provided primarily from cash flows from operations.

Of the approximately $30 million in non-recurring costs, the Company has spent the following on facilities expansion:

Mill Expansion	$7,893,000
Tailings Pond Expansion	1,464,000
Machinery and Equipment	3,353,000
Mining Camp Expansion	272,000
Total	$12,982,000

The Company has spent the following amounts on mine development:

Mine Development - San Pablo	$4,968,000
Mine Development - La Mochomera	397,000
Mine Expansion - San Pablo East	915,000
Mine Expansion - Tres Amigos	1,599,000
Exploration Drilling	5,914,000
SIG Mining Concessions	2,014,000
Surface Rights and Permitting	1,353,000
Total	$17,160,000

The Company is currently reporting all costs of test mining operations, project improvements, and project expansion as expenses in accordance with the United States Securities & Exchange Commission requirements for an exploration stage company. The result of expensing all costs is that the Company has accumulated a net loss carry-forward from México operations of approximately $8 million USD which is available to offset future taxable earnings.

Summary of Test Mining and Pilot Mill Operations

Annual Results from 2018 to 2023:

Year	Estimated Total Tons Mined & Processed	Estimated Reported Mill Feed Grade (g/t Au)	Estimated Reported Recovery %	Estimated Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566
2022	137,740	8.18	80.00%	28,988	25,554
2023	198,518	5.58	76.50%	27,252	24,829

Test mining and pilot milling operations in 2023 yielded 198,518 tons of material, test mined from underground access and processed through pilot milling plant operations. These test pilot operations in 2023 yielded approximately 27,252 gross ounces of gold recovered, and net of dry weight and provisional assay at the buyer’s facilities of approximately 24,829 ounces of gold sold.

Quarterly Results for the Three Months Ended March 31, 2024 and 2023

	Estimated Total Tons Mined & Processed	Estimated Reported Mill Feed Grade (g/t Au)	Estimated Reported Recovery %	Estimated Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
Three Months Ended March 31, 2024	61,601	4.46	79.25%	6,994	4,730
Three Months Ended March 31, 2023	53,258	6.91	69.39%	8,204	6,810

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

Test pilot operations in three months ended March 31, 2024 yielded 61,601 tons mined and processed through mill facility (an average of 677 tons per day during the quarter) and the recovery of 6,994 gross Au Oz resulting in sales of 4,730 gross Au Oz contained in gold-silver concentrates, and sales of $9,428,856, net of buyer’s price discount, refining and treatment costs.

Test pilot operations in three months ended March 31, 2023 yielded 53,258 tons mined and processed through mill facility (an average of 592 tons per day) and the recovery of 8,204 gross Au Oz resulting in sales of 6,810 gross Au Oz contained in gold-silver concentrates, and sales of $11,953,079, net of buyer’s price discount, refining and treatment costs.

The drop in the feed grade at the pilot plant facility is a result of dilution experienced in the test mining activities, and partially due to the increase in test mining tonnage within SJG. To increase the tonnage of test mining material available for test mill processing, the Company opened a test mining area at San Pablo during the fourth quarter of 2023. An additional test mining area was opened in May 2024, at La Mochomera, which is an area anticipated to provide higher feed grade material.

Additional Test Mining and Mill Operations Disclosure

The Company expects to continue its test underground mining activity and pilot milling operations in 2024, and projects an increased capacity of an average of approximately 800 tons per 24-hour operating day during the second quarter of 2024 and to build processing capacity to an average of 900 to 1,000 tons per day in the second half of 2024.

Results for the Three Months Ended March 31, 2024 and 2023

REVENUE: Revenue for the three months ended March 31, 2024 and 2023 was $9,428,856 and $11,953,079. The decrease was a result of a reduction in the feed grade of the material processed from 6.91 g/t au in the three months ending March 31, 2023 to 4.46 g/t au per ton for the three months ended March 31, 2024. The drop in the feed grade at the pilot plant facility is a result of dilution experienced in the test mining activities, and largely due to the increase in test mining tonnage.

PRODUCTION COSTS RELATED TO SALES: Production costs related to sales for the three months ended March 31, 2024 and 2023 were $1,895,757 and $1,711,262. These are expenses directly related to the test milling, packaging and shipping of gold-silver concentrates. The increase is a result of the increase in the volume of test mining and milling activities from an average of 592 tons per day in the three months ended March 31, 2023 to an average of 677 tons per day in the three months ended March 31, 2024.

MINE PRODUCTION COSTS: Costs associated with test mining activities (mine production costs) for the three months ended March 31, 2024 and 2023 were $3,755,357 and $2,529,437. The Company allocates total test mining costs between production and waste based on tonnage mined. These costs were directly related to the extraction of mine tonnage to be processed at the pilot mill facility. During the three months ended March 31, 2024, the Company test mined 61,877 tons of material compared to 45,499 tons in the three months ended March 31, 2023.

MINE EXPLORATION COSTS: Mine exploration costs for the three months ended March 31, 2024 and 2023 were $2,459,217 and $2,216,949. Mine exploration costs are the costs of extracting waste material in order to reach the tonnage of material to be extracted for processing at the pilot mill facility. For the three months ended March 31, 2024 the Company mined 49,847 tons of waste compared to 40,677 in the three months ended March 31, 2023.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the three months ended March 31, 2024 and 2023 were $787,809 and $285,078. The major expenses reported for the three months ended March 31, 2023 was the second phase of expansion of the milling facility. The major expenses reported in the three months ended March 31, 2024 have been some additions to the mill facility and mining infrastructure for the access to an additional test mining area at SJG.

EXPLORATION DRILLING: During the first quarter of 2022, the Company began an exploration drilling program for the purpose of updating the Company’s CND NI 43-101 Mineral Resource Estimate. Exploration expenditures for the three months ended March 31, 2024 and 2023 were $920,485 and $497,400. The Company expects the updated report in the second half of 2024.

CAMP, WAREHOUSE AND FACILITIES: Camp, warehouse and support facility costs for the three months ended March 31, 2024 and 2023 were $1,445,225 and $1,082,179. These represent the costs of supporting the test mining facilities including housing, food, security and warehouse operations. The increase in costs recorded for the three months ended March 31, 2024 was a result of the increase in test mining activity as a result of the facilities expansion.

TRANSPORTATION: Transportation costs for the three months ended March 31, 2024 and 2023 were $995,867 and $746,063. These costs relate to the transporting of the primarily gold concentrates to the customer for treatment and sales. The increase in costs is primarily due to an increase in tonnage of ore hauled from mine to plant and an overall increase in fuel and transportation costs.

PROPERTY HOLDING COSTS: Property holding costs for the three months ended March 31, 2024 and 2023 were $44,047 and $39,251. These costs were primarily taxes on mining concessions, leases on land and other direct costs of maintaining the SJG property. These costs are relatively consistent from year to year regardless of the level of mining activity.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expenses for the three months ended March 31, 2024 and 2023 were $1,202,041 and $2,965,593. These general and administrative expenses were the costs of operating the Company not directly associated with the test mining and pilot mill operations including management, accounting, and legal expenses. The decrease in costs in 2024 was primarily a decrease in legal fees.

ACCRETION EXPENSE. Accretion expense for the three months ended March 31, 2024 and 2023 was $4,565 and $0. The Company began accreting its asset retirement obligation on January 1, 2024, related to estimated costs to decommission the pilot milling plant and tailings pond at the estimated live of the mines in operation at the establishment of the ARO in 2023 as a result of the expansion of the pilot milling operation.

OTHER INCOME (EXPENSE): Other income (expense) for the three months ended March 31, 2024 and 2023 was $(319,514) and $75,085, respectively. Included in other income in 2024 was interest expense of $427,888, change in derivative of $80,141, currency exchange gains of $28,077 and miscellaneous income of $156. The decrease in the derivative liability was primarily due to the decrease in the Company’s common stock value. The increase in interest expense was due to the conversion of the Company’s ACL to an installment note in December of 2023. Included in other income in 2023 was interest expense of $116,308, change in derivative of $169,434, currency exchange gain of $18,254 and miscellaneous income of $3,705.

OTHER COMPREHENSIVE INCOME: Other comprehensive income includes the Company’s net income (loss) plus the unrealized currency exchange gain for the period. The Company’s other comprehensive income for the three months ended March 31, 2024 and 2023 consisted of unrealized currency gains of $203,239 and $91,241, respectively. The change is due to the variances in the currency exchange rates between the US Dollar and Mexican Peso throughout the two periods.

Liquidity and Capital Resources

As of March 31, 2024, the Company had negative working capital of $15,066,036 comprised of current assets of $12,402,367 and current liabilities of $27,468,403. This represented an increase of $4,804,391 from the negative working capital maintained by the Company of $10,261,645 as of December 31, 2023 as a result of an increase in cash used in operations during the first quarter of 2024 and an increase in the Company’s accounts payable and accrued liabilities as of March 31, 2024.

Net cash used in operations for the three months ended March 31, 2024 was $3,357,647 compared to a use of $294,248 during the three months ended March 31, 2023. The decrease in the cash flow from operations was primarily due to the Company’s loss in 2024 primarily attributed to the ongoing expenses of expansion and a decrease in revenue for the quarter.

The Company had no investing activities during the three months ended March 31, 2024 and 2023. Expenditures reported for the expansion of mining facilities, which totaled $787,809 and $285,078 during the three months ended March 31, 2024 and 2023, respectively, would normally have been included in this category but were expensed due to the company’s lack of proven and probable reserves at the SJG Project, which therefore, requires the Company to expense costs as incurred related to expansion of test mining and milling activities.

Net cash used in financing activities for the three months ended March 31, 2024 and 2023 was $532,866 and $28,868, respectively. The net cash used by financing activities for the three months ended March 31, 2024 was used for principal payments on the RCL and operating lease payments.

Through March 31, 2024, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product and from proceeds of the ACL the Company received in December 2023.

Although the Company has incurred net losses and net cash outflows from operating activities and investing activities for the three months ended March 31, 2024, there were many expenses which were made that were not expended for the production of revenue, such as exploration drilling and mine expansion costs. If these expenses had not been made, the Company’s net loss would have been minimized. The Company believes it’s cash and cash receipts from its revenue arrangement and the proceeds of the ACL received in December 2023 will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months from the date these financial statements were available for issuance. Additionally, the Company believes its revenue will be greater due to material being mined from the additional mines opened and improvements made to the productivity of the milling activities. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financings. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company did not have any off-balance sheet arrangements, which have or are likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Company’s plan of operation for the next twelve months is to continue the improvement and expansion of the test mining and pilot milling activities and exploration drilling at SJG.

During the first six months of 2024, the Company plans to continue to increase mining and milling an average of approximately 800 tons of material a day, with that rate increasing to an average of approximately 1,000 tons a day during the second half of 2024. The Company opened a second mine in late 2023 and is consistently test mining additional material during the first quarter of 2024. The Company opened a third mine during May 2024 in an area anticipated to provide higher feed grade material.

The Company expects to increase efficiency of activities in the second quarter of 2024 and is anticipating the ability to extract higher grade ore from the two new mines opened. As of March 31, 2024, the Company is conducting test mining activity at approximately 80% of the pilot milling capacity.

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

Capital Expenditures

The Company’s primary capital expenditures relate to the test mining and pilot milling activities of the SJG Project. The Company expanded its pilot milling plant in 2022 and early 2023 with the addition and installation of two ball mills and expanded the tailings pond operation with water being recycled to the plant. The Company has continued to refine the milling process throughout 2023 with the addition of front and back-end concentrators and utilization of the original mill for grinding. All capital expenditures are expensed as the Company is an exploration stage issuer under subpart 1300 of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. This evaluation was accomplished under the supervision and with the participation of our principal executive officer and principal financial officer, assisted by our financial consultant, who concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Form 10-Q. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

DynaResource, Inc.

Date: May 20, 2024	By:	/s/ K.W. (“K.D.”) Diepholz
K.W. (“K.D.”) Diepholz,
Chairman / Chief Executive Officer / Acting Chief Financial Officer