Form 10-Q
period 2024-06-30
DYNARESOURCE INC
filed 2024-08-19
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2024, there were 23,658,995 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 AND DECEMBER 31, 2023

	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$3,200,966	$5,603,713
Accounts receivable	602,965	880,473
Inventories	1,712,213	2,089,194
Foreign tax receivable	5,580,457	4,434,958
Other current assets	1,426,948	1,137,162
Total current assets	12,523,549	14,145,500
Property and equipment (net of accumulated
depreciation and amortization of $26,926 and $12,239)	95,102	103,034
Right-of-use assets, net	789,393	848,822
Mining concessions	4,132,678	4,132,678
Deferred tax asset, net	4,264,115	4,264,115
Foreign tax receivable	12,620,003	11,768,613
Other assets	169,691	175,588
TOTAL ASSETS	$34,594,531	$35,438,350

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,188,899	$2,768,634
Accrued expenses	8,618,855	7,727,621
Derivative liabilities	1,351,449	1,797,341
Note payable	10,312,500	9,750,000
Current portion of operating lease payable	116,617	104,117
Installment notes payable	2,090,959	2,259,432
Total current liabilities	27,679,279	24,407,145
Operating lease payable, less current portion	748,984	825,762
Deferred tax liability	334,236	334,236
Asset retirement obligation	207,598	198,468
TOTAL LIABILITIES	28,970,097	25,765,611
TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value, 40,000,000 shares authorized 23,658,995 and 23,371,708 shares issued and outstanding	236,590	233,717
Series E Senior Convertible Preferred Stock, $0.0001 par value, 1,552,794 and 0 shares authorized, issued and outstanding	2,500,000	—
Preferred rights	40,000	40,000
Additional paid-in-capital	62,791,191	61,509,032
Treasury stock, 37,180 shares each period, at cost	(95,023)	(95,023)
Accumulated other comprehensive income	200,148	697,700
Accumulated deficit	(65,905,952)	(58,570,167)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(233,046)	3,815,259
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$34,594,531	$35,438,350

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
REVENUE	$11,083,602	10,912,169	$20,512,458	22,865,248
COSTS AND EXPENSES OF MINING OPERATION
Mine production costs	3,761,553	2,939,522	7,516,910	5,468,959
Mine exploration costs	2,790,400	2,247,024	5,249,617	4,463,973
Production cost applicable to sales	1,489,053	2,055,513	3,384,810	3,766,775
Camp, warehouse and facilities	1,336,146	1,426,280	2,781,371	2,508,459
Transportation costs	904,099	794,486	1,899,966	1,540,549
Property holding costs	43,335	41,670	87,382	81,191
Facilities expansion costs	1,305,671	539,593	2,093,480	824,671
Exploration drilling	379,349	627,875	1,299,834	1,125,275
General and administrative	1,125,224	2,265,390	2,327,265	5,230,983
Stock Compensation Expense	822,500	—	822,500	—
Accretion expense	4,565	—	9,130	—
Depreciation and amortization	7,344	—	14,687	—
TOTAL OPERATING EXPENSES	13,969,239	12,937,353	27,486,952	25,010,835
NET OPERATING LOSS	(2,885,637)	(2,025,184)	(6,974,494)	(2,145,587)
OTHER INCOME (EXPENSE)
Foreign currency gains	(4,885)	15,973	23,192	34,227
Interest expense	(407,449)	(107,867)	(835,337)	(224,175)
Derivative mark-to-market gain	365,751	392,843	445,892	562,277
Other income	4,806	(2,398)	4,962	1,307
TOTAL OTHER INCOME (EXPENSE)	(41,777)	298,551	(361,291)	373,636

NET LOSS BEFORE TAXES	(2,927,414)	(1,726,633)	(7,335,785)	(1,771,951)
INCOME TAXES BENEFIT	—	1,134,192	—	1,211,215

NET LOSS	$(2,927,414)	$(592,441)	$(7,335,785)	$(560,736)
DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(58,575)	(58,575)	(117,150)	(117,150)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,985,989)	$(651,016)	$(7,452,935)	$(677,886)

LOSS PER SHARE ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.
Basic loss per common share	$(0.13)	$(0.03)	$(0.32)	$(0.03)
Weighted average shares outstanding – Basic	23,378,022	22,246,654	23,374,865	22,246,654
Diluted loss per common share	$(0.13)	$(0.03)	$(0.32)	$(0.03)
Weighted average shares outstanding – Diluted	23,378,022	22,246,654	23,374,865	22,246,654

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain (loss)	(700,791)	259,976	(497,552)	351,217
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(700,791)	259,976	(497,552)	351,217
TOTAL COMPREHENSIVE LOSS	$(3,628,205)	$(332,465)	$(7,833,337)	$(209,519)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred A		Preferred E		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

	THREE MONTHS ENDED JUNE 30, 2023

Balance March 31, 2023	1,000	$1	—	$—	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$203,319	$(44,004,958)	$13,315,087

Purchase of Series A Preferred Stock										1,000	(1,250,000)			(1,250,000)

Cancellation of Series A Preferred Stock	(1,000)	(1)							(1,249,999)	(1,000)	1,250,000			—

Acquisition of Treasury Stock										25,000	(60,250)			(60,250)

Other Comprehensive Income												259,976		259,976

Net Income													(592,441)	(592,441)

Balance, June 30, 2023	—	$0	—	$—	22,246,654	$222,467	1	$40,000	$55,639,032	37,180	$(95,023)	$463,295	$(44,597,399)	$11,672,372

	SIX MONTHS ENDED JUNE 30, 2023

Balance January 1, 2023	1,000	$1	—	$—	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$112,078	$(44,036,663)	$13,192,141

Purchase of Series A Preferred Stock										1,000	(1,250,000)			(1,250,000)

Cancellation of Series A Preferred Stock	(1,000)	(1)							(1,249,999)	(1,000)	1,250,000			—

Acquisition of Treasury Stock										25,000	(60,250)			(60,250)

Other Comprehensive Income												351,217		351,217

Net Income													(560,736)	(560,736)

Balance, June 30, 2023	—	$0	—	$—	22,246,654	$222,467	1	$40,000	$55,639,032	37,180	$(95,023)	$463,295	$(44,597,399)	$11,672,372

	THREE MONTHS ENDED JUNE 30, 2024

Balance March 31, 2024	—	$-	—	$—	23,371,708	$233,717	1	$40,000	$61,509,032	37,180	$(95,023)	$900,939	$(62,978,538)	$(389,873)

Sales of Series E Preferred Shares			1,552,794	2,500,000										2,500,000

Sales Issued for Services					287,287	2,873			459,659					462,532

Stock Compensation - Vesting									822,500					822,500

Other Comprehensive Income												(700,791)		(700,791)

Net Loss													(2,927,414)	(2,927,414)

Balance, June 30, 2024	-	$-	1,552,794	$2,500,000	23,658,995	$236,590	1	$40,000	$62,791,191	37,180	$(95,023)	$200,148	$(65,905,952)	$(233,046)

	SIX MONTHS ENDED JUNE 30, 2024

Balance January 1, 2024	—	$-	—	$—	23,371,708	$233,717	1	$40,000	$61,509,032	37,180	$(95,023)	$697,700	$(58,570,167)	$3,815,259

Sales of Series E Preferred Shares			1,552,794	2,500,000										2,500,000

Sales Issued for Services					287,287	2,873			459,659					462,532

Stock Compensation - Vesting									822,500					822,500

Other Comprehensive Income												(497,552)		(497,552)

Net Loss													(7,335,785)	(7,335,785)

Balance, June 30, 2024	-	$-	1,552,794	$2,500,000	23,658,995	$236,590	1	$40,000	$62,791,191	37,180	$(95,023)	$200,148	$(65,905,952)	$(233,046)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	2024	2023
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$(7,335,785)	$(560,736)
Adjustments to reconcile net income (loss) to cash used in operating activities
Derivatives mark-to-market gain	(445,892)	(562,277)
Accretion expense	9,130	—
Depreciation and amortization	14,687	—
Right-of-use asset amortization	59,429	24,731
Stock based compensation	822,500	—
Deferred tax asset	—	(1,211,215)
Operating cash flows before changes in operating assets and liabilities	(6,875,931)	(2,309,497)
Change in operating assets and liabilities
Accounts receivable	277,508	(622,749)
Inventories	376,981	579,488
Foreign tax receivable	(1,996,889)	(3,653,799)
Other assets	(283,889)	(701,759)
Accounts payable	2,420,265	(145,402)
Accrued expenses	1,353,766	3,668,133
Customer advances	—	650,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,728,189)	(2,535,585)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of equipment	(6,755)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(6,755)	—

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from borrowing	3,000,000
Proceeds from sale of Series E preferred stock	2,500,000
Purchase of Series A preferred stock		(1,250,000)
Acquisition of treasury stock		(60,250)
Payments of note payable	(2,437,500)	—
Operating lease payments	(64,278)	(28,868)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,998,222	(1,339,118)

Effects of foreign currency	(666,025)	622,315
NET DECREASE IN CASH	(2,402,747)	(3,252,388)
CASH AT BEGINNING OF PERIOD	5,603,713	19,177,138
CASH AT END OF PERIOD	$3,200,966	$15,924,750

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$614,609	$—
Cash paid for income taxes	$—	$200,000
Conversion of accrued expenses into common stock	$462,532	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization

DynaResource, Inc. (the “Company” or “DynaResource”) was organized on September 28, 1937, as a California corporation under the name of West Coast Mines, Inc. In 1998, the Company re-domiciled to Delaware and changed its name to DynaResource, Inc. The Company is in the business of acquiring, investing in, and developing precious metal properties, and the production of precious metals.

As of December 31, 2023, the Company had one wholly owned subsidiary in the United States, DynaMéxico US Holding, LLC and three wholly owned subsidiaries in México, DynaResource de México, S.A. de C.V. (“DynaMéxico”), Mineras de DynaResources S.A. de C.V. (“DynaMineras”) and DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”). In April 2024, as part of the Company’s organizational, operating and tax strategy in Mexico, the Company purchased Minera de Alica S.A. de C.V., (DynaAlica) a Mexican corporation with no assets, liabilities or activity for 95,000 pesos (approximately $5,600 USD).

Although the Company considers the four Mexican subsidiaries to be wholly owned, each has issued one qualifying share to a second shareholder as required under Mexican law, with such qualifying shares held by either US Holding. DynaMéxico owns a portfolio of mining concessions that currently comprises its 100% interest in the San José de Gracia Project (“SJG”) in northern Sinaloa State, México.

Principles of Consolidation

The unaudited condensed interim consolidated financial statements include the accounts of DynaResource, Inc., as well as the Company’s wholly owned subsidiaries DynaMéxico, DynaMineras, DynaOperaciones and DynaAlica. All significant intercompany transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

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

The unaudited condensed interim consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that: (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented.

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

As of June 30, 2024, the Company continues to meet the definition of an exploration stage issuer which is defined as an issuer that has no material property with established proven and probable mineral reserves as defined by Regulation S-K, Item 1300.

Segment Information

The Company operates as one segment: test mining and milling gold-silver concentrate for sale from its location in Mexico.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2024, the Company has $2,276,253 in deposits in U.S. banks in excess of the FDIC limit. The Company does not have any cash equivalents as of June 30, 2024 and December 31, 2023. The Company reduces this risk by maintaining such deposits at high quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consists of trade receivables which are recorded net of allowance for doubtful accounts for the sale of metal concentrate, as well as net of an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. The allowance for accounts receivable is recorded when receivables are considered to be uncollectible. As of June 30, 2024 and December 31, 2023 no allowance has been made, as management believes all accounts receivable are fully collectable.

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

When proven and probable mineral reserves (as defined by Reg. S-K, Item 1300) exist, development costs are capitalized. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production would also be capitalized. Costs of start-up activities and costs incurred to maintain current production or to maintain assets are charged to operations as incurred. Costs of abandoned projects are charged to operations upon abandonment. All capitalized costs would be amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable mineral reserves.

Certain costs to design and construct mining and processing facilities may be incurred prior to establishing proven and probable mineral reserves. As no proven and probable reserves mineral have been established on any of the Company’s properties, the design, construction and development costs are not capitalized at any of the Company’s properties.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property, or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed. As of the date of this filing, no events have occurred that would require the write-down of any assets. As of June 30, 2024 and December 31, 2023, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries are as follows for the periods ended June 30, 2024 and December 31, 2023 (Mexican Pesos per one U.S. dollar):

	June 30, 2024	December 31, 2023
Current Exchange Rate	18.34	16.97

Relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended June 30, 2024 and 2023 (Mexican Pesos per one U.S. dollar):

	June 30, 2024	June 30, 2023
Weighted Average Exchange Rate for the Three Months Ended	17.12	18.17

The Company recorded currency transaction gains of $23,192 and $34,227 for the six months ended June 30, 2024 and 2023, respectively.

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

During the six months ended June 30, 2024 and 2023, there were $0 and $9,350,000 respectively of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and no customer deposits were refunded to the customer due to order cancellation.

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

The Company’s Series C Preferred Stock and related outstanding dividends are convertible into 2,942,695 and 2,853,721 shares of Common Stock as of June 30, 2024 and 2023, respectively. The Company’s Series D Preferred Stock and related outstanding dividends are convertible into 820,800 and 790,400 shares of common stock as of June 30, 2024 and 2023, respectively. The Company’s Series E Preferred Stock are convertible into 1,552,794 shares of common stock as of June 30, 2024. During the periods ended June 30, 2024 and 2023, the Company had warrants outstanding to purchase 892,165 shares of common stock. These shares related to these potentially dilutive common shares are excluded in the weighted average diluted shares outstanding for the periods ended June 30, 2024 and 2023 as including them would be anti-dilutive.

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

Reclassification

Amounts in the Condensed Interim Consolidated Statement of Cash Flows related to right-of-use-assets and operating lease payments for the six months ended June 30, 2023, have been reclassified to conform to the current year presentation.

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

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or flotation feed material). Inventory balances as of June 30, 2024 and December 31, 2023 were as follows:

	2024	2023
Mined tonnage	$1,502,378	$2,061,149
Gold-Silver concentrates	209,835	28,045
Total inventories	$1,712,213	$2,089,194

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of June 30, 2024 and December 31, 2023:

	2024	2023
Leasehold improvements	$21,274	$21,274
Office equipment	49,238	42,483
Office furniture and fixtures	24,453	24,453
Other	27,063	27,063
Subtotal	122,028	115,273
Less: Accumulated depreciation and amortization	(26,926)	(12,239)
Total property and equipment, net	$95,102	$103,034

Depreciation and amortization have been provided over each asset’s estimated useful life. Depreciation and amortization expense was $14,687 and $nil for the six months ended June 30, 2024 and 2023, respectively.

NOTE 4 - MINING CONCESSIONS

Mining properties consist of the San José de Gracia concessions. Mining Concessions were $4,132,678 as of June 30, 2024 and December 31, 2023. There was no depletion expense during the six months ended June 30, 2024 and 2023, as the Company is an exploration stage issuer (See Note 1).

NOTE 5 - ACCRUED LIABILITIES

As of June 30, 2024 and December 31, 2023, the Company had the following accrued liabilities:

	June 30,	December 31,
	2024	2023
Accrued interest	$2,391,665	$2,352,869
Accrued mining expenses	2,739,094	2,104,938
Accrued payroll taxes	1,386,746	1,122,644
Other accrued liabilities	2,101,350	2,147,170
Total accrued liabilities	$8,618,855	$7,727,621

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants issued with the notes convertible into Series D Preferred based on the assumptions below:

Period Ended	June 30, 2024	December 31, 2023
Annual volatility rate	128%	123%
Risk free rate	4.52%	4.23%
Expected life (years)	5.87	6.37
Fair value of common stock	$1.52	$2.02

For the six and twelve months ended June 30, 2024 and December 31, 2023, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs. See Note 15.

The below table represents the change in the fair value of the derivative liability during the six and twelve months ended June 30, 2024 and December 31, 2023.

Period Ended	June 30, 2024	December 31, 2023
Fair value of derivative (warrants), beginning of period	$1,797,341	$2,172,417
Exercise of warrants	-	-
Change in fair value of derivative	(445,892)	(375,076)
Fair value of derivative (warrants), end of period	$1,351,449	$1,797,341

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
•
Beginning in September 2023, up to $10M of the ACL advance may be converted into a one-year installment loan (the “RCL”) bearing interest at 3M SOFR + 7.5% and amortized as follows: Month 1, interest only; Month 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest. Converting the advance amount into an installment loan will reduce the available on a pro rata percentage basis;
•
If the ACL is converted into the RCL subsequent deliveries during the term of the loan will be paid in cash within ten days of delivery;

•
The Amendment provides the buyer with a right of first refusal during the Offtake Agreement, to provide offtake financing and purchase other concentrates (zinc, silver, copper, etc) and doré from the Company’s open pit and underground operations.

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
(6)
$10.75 advance on August 17, 2023. Settled on September 16, 2023.
(7)
$9.75 advance on September 29, 2023. Converted to a one-year note payable on December 1, 2023. (Note 8).

NOTE 8 - NOTE PAYABLE

On December 1, 2023, the Company exercised its option under the ACL to convert the outstanding ACL balance of $9,750,000 into a one-year note payable (the “RCL”) bearing interest at 3M SOFR + 7.5%. The RCL is repayable as follows: Month 1, interest only; Month 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest.

On June 20, 2024 the Company amended the terms of the RCL. Under the amended agreement the Company may receive up to an additional $4,000,000 (the (“TACL”) at the same interest rate due on November 30, 2024. The Company also received a put option (the “Put Option”) to convert up to $9,000,000 of the RCL into common stock at $1.61 a share exercisable from November 1, 2024 until the November 30, 2024 maturity date. If the TACL and the RCL are repaid in full on or prior to the maturity date, the maximum principal amount of the RCL will be increased to $12,500,000. If the Put Option is exercised for more than $4,000,000, however, the maximum principal amount of the RCL will be reduced on a dollar-for-dollar basis by such excess.

As pert of the June 20, 2024 amendment, the Company granted a security interest in the Company’s Mexican IVA tax claims to the holder of the RCL and TACL notes.

The following is a summary of the activity during the periods ended June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Balance beginning of year	$9,750,000	$-
Advances	3,000,000	—
Conversion of ACL to Note Payable	—	9,750,000
Principal Payments	(2,437,500)	—
Balance end of year	$10,312,500	$9,750,000

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda (Mexican federal tax authority) for a reduction in the liability which is pro-rata to the reduction in the Francisco Arturo concession. For financial reporting purposes the Company continues to carry all notes (to finance unpaid mining concession taxes) at their unpaid principal amount and accrues interest on a monthly basis. As of June 30, 2024, $2,300,691 of accrued interest on the notes was included in accrued liabilities on the unaudited consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the activity during the six months ended June 30, 2024:

Balance December 31, 2023	$2,259,432
Exchange rate adjustment	(168,473)
2024 principal payments	—
Balance June 30, 2024	$2,090,959

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

Asset retirement obligation consists of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Asset retirement obligation at beginning of year	$198,468	$-
Additions to ARO liability	—	198,468
Accretion	9,130	—
Asset retirement obligation at end of year	$207,598	$198,468

NOTE 11 - STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock which the corporation has the authority to issue is 60,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 are designated as Series C Preferred Stock, 3,000,000 shares are designated as Series D Preferred Stock, 1,552,794 shares are designated as Series E Preferred Stock and (ii) 40,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). As of June 30, 2024, 13,713,214 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

As of June 30, 2024 and December 31, 2023 no shares of Preferred A stock were outstanding. On April 19, 2023, the Company repurchased the Series A Preferred Stock from its now former Chief Executive Officer (“CEO”). The Series A Preferred shares were subsequently cancelled. On July 17, 2023, the Company amended its certification of incorporation to cancel the Series A Preferred Stock.

Series C Senior Convertible Preferred Stock

As of June 30, 2024 and December 31, 2023 there were 1,734,992 Series C Preferred shares outstanding. As of June 30, 2024, these Series C Preferred Shares are convertible to common shares at $1.95 per share or redeemable in cash at the shareholder’s option and include anti-dilution protection. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4% of $4,337,480 payable annually on June 30th. As of June 30, 2024, dividends for the years 2016 to 2024 totaling $1,400,775 were in arrears.

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

On October 7, 2021, the Company paid $2,500,000 to repurchase one note. The remaining ten noteholders elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. Concurrently with the note conversion the noteholders exercised 368,468 of the 2020 warrants to purchase 368,468 shares of the Company’s common stock at $.01 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock for these notes. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $1,520,000 payable annually on October 18th. As of June 30, 2024 dividends for the years 2022 and 2023 totaling $121,600 were in arrears.

Due to the nature of the Series D Preferred as mandatorily redeemable by the Company at the election of the Series D Preferred stockholder at any time following maturity, the Series D Preferred Stock is classified as “temporary equity” on the balance sheet.

The deemed dividends on the Series C and D Preferred Stock for the six months ended June 30, 2024 and 2023, were $117,150 and $117,150, respectively. As the Company has not declared these dividends, it is required as an item “below” the net income (loss) amount on the accompanying unaudited condensed interim consolidated statements of income.

Series E Convertible Preferred Stock

As of June 30, 2024 and December 31, 2023 there were 1,552,794 and nil Series E Preferred shares outstanding. The Series E Preferred Shares are convertible on a one-for-one basis into shares of common stock, subject to equitable adjustment. The Series E shares are eligible to receive the conversion equivalent of any common stock dividend declared but carry no preferred dividend and are not redeemable in cash.

Preferred Stock (Undesignated)

In addition to the 1,734,992 shares designated as Series C Preferred Stock, the 3,000,000 shares designated as Series D Preferred Stock, and the 1,552,794 of Series E Preferred Stock the Company is authorized to issue an additional 13,713,214 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. As of June 30, 2024 and December 31, 2023, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. As of June 30, 2024, and December 31, 2023, there were 23,658,995 and 23,371,708 shares of common stock outstanding. No dividends were declared or paid during the six months ended June 30, 2024 and 2023.

Preferred Rights

The Company issued “Preferred Rights” and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity in the accompanying consolidated balance sheets. As of June 30, 2024, $744,500 had been repaid, leaving a current balance of $40,000 as of June 30, 2024 and December 31, 2023.

Stock Issuances

On June 27, 2024 the Company issued 1,552,794 shares of Series E Preferred Stock for $2,500,000 cash consideration.

On June 28, 2024 the Company issued 287,287 shares of common stock with a value of $462,532 to senior executives as compensation.

On August 4, 2023 the Company issued 1,000,000 shares of common stock for $5,000,000 cash consideration.

Treasury Stock

During the year ended December 31, 2023, 25,000 shares of the Company’s common stock previously issued for services were returned to the Company as part of a settlement of fees.

There were 37,180 shares of treasury stock outstanding as of June 30, 2024 and December 31, 2023.

Warrants

As of June 30, 2024, the Company had outstanding warrants, which were a part of the issuance of notes convertible into Series D Convertible Preferred Stock in 2020, to purchase 892,165 shares of common stock:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance as of December 31, 2023	892,165	$0.01	6.37	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance as of June 30, 2024	892,165	0.01	5.87	-
Exercisable as of June 30, 2024	892,165	$0.01	5.87	-

A derivative liability was incurred at the issuance of the Series D warrants in 2020. As of June 30, 2024, the derivative liability totaled $1,351,449. See Note 6 above.

NOTE 12 – STOCK BASED COMPENSATION

Under ASC 718, the fair value of the options at the date of issuance was determined using the Black Scholes model and will not be adjusted for subsequent changes in fair value. Expense is recorded annually, upon vesting, on a pro rata basis over the vesting period. The Company recognizes forfeitures as they occur.

On February 19, 2024, pursuant to the newly adopted DynaResource, Inc. 2024 Equity Incentive Plan, the Company awarded a board member options to purchase up to 400,000 shares of Common Stock of the Company, par value $0.01 per share, for an exercise price of $5.00 per share, with such options vesting in 25% increments on each of the first four anniversaries of the date of the award. The options expire five years from the grant date

The inputs utilized in calculating the fair value are as follows:

Period Ended	June 30, 2024	December 31, 2023
Annual volatility rate	127.93%	—
Risk free rate	4.36%	—
Expected life at issuance	5.0	—
Fair Value of stock options	$1.15	—

On June 3, 2024 the 2024 Equity Incentive Plan was amended (subject to shareholder ratification) to increase the number of shares issuable under the plan from 2,700,000 to 4,000,000 and the Company awarded the CEO options to purchase up to 750,000 shares of Common Stock of the Company, par value $0.01 per share, for an exercise price of $1.75 per share, with such options vesting in one-third increments on each of the first three anniversaries of the date of the award. The options expire five years from the grant date.

The inputs utilized in calculating the fair value are as follows:

Period Ended	June 30, 2024	December 31, 2023
Annual volatility rate	105.55%	—
Risk free rate	4.42%	—
Expected life at issuance	5.0	—
Fair Value of stock options	$1.38	—

Mr. Hazelton also received 500,000 deferred stock units payable on achievement of performance targets and 500,000 restricted stock units vesting one third on each of first three anniversaries.

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras, in the amount of $1,359,443 Pesos (approximately $76,000 USD) adjusted for inflation based on the Mexico minimum wage increase. Rent was $5,296,950 Pesos (approximately $321,000 USD) for the year ended December 31, 2024. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares) and allows for all permitted mining and exploration activities.

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

The Company determines if a contract is or contains a lease at inception. As of June 30, 2024, the Company has two operating leases: 52 months lease for office space with a remaining term of 41 months and the twenty-year ground lease in association with its México mining operations with a remaining term of approximately ten years. Variable lease costs consist primarily of variable common area maintenance, storage, parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

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

As of June 30, 2024 and December 31, 2023, the Company’s financial assets and liabilities were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 6.

	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of June 30, 2024:
Liabilities:
Derivative Liabilities	$1,351,449	$-	$-	$1,351,449
Totals	$1,351,449	$-	$-	$1,351,449
Fair Value Measurement as of December 31, 2023:
Liabilities:
Derivative Liabilities	$1,797,341	$-	$-	$1,797,341
Totals	$1,797,341	$-	$-	$1,797,341

NOTE 16 - CUSTOMER CONCENTRATION

For the periods ended June 30, 2024 and December 31, 2023, one customer accounted for 100% of revenue and accounts receivable.

NOTE 17 – GEOGRAPHICAL CONCENTRATIONS

The Company operates as one segment: test mining and pilot mining gold-silver concentrate for sale from its location in Mexico, and had the following geographic concentrations as of June 30, 2024 and December 31, 2023:

	Mexico	United States	Total
June 30, 2024
Mining concessions	$4,132,678	$—	$4,132,678
Property and equipment, net	—	95,102	95,102
Current assets	9,851,435	2,672,114	12,523,549
Other assets	17,773,202	70,000	17,843,202
Total assets	$31,757,315	$2,837,216	$34,594,531

December 31, 2023
Mining concessions	$4,132,678	$—	$4,132,678
Property and equipment, net	—	103,034	103,034
Current assets	8,475,858	5,669,642	14,145,500
Other assets	15,271,752	1,785,386	17,057,138
Total assets	$27,880,288	$7,558,062	$35,438,350

NOTE 18 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2024 and 2023, the Company paid or accrued $132,500 and $200,000 in management fees to directors. As of June 30, 2024 and December 31, 2023, $262,500 and $100,000 of amounts included in accrued liabilities are due to related parties.

NOTE 19 - SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2024, through the date whereupon these condensed, interim consolidated financial statements were issued and has described below the events subsequent to the end of the period:

On July 22, 2024 the Company appointed Alonso Sotomayor as its new Chief Financial Officer, a position that had been filled on an interim basis by Chief Executive Officer, Rohan Hazelton. In connection with Mr. Sotomayor’s appointment, the Company entered into an Employment Agreement with Mr Sotomayor that included a signing bonus of 225,000 restricted stock units vesting one-third per year on each of the first three anniversaries of the grant date (as described in the Company’s Form 8-K filed on July 22, 2024).

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

The Company is currently reporting all costs of test mining operations, project improvements, and project expansion as expenses in accordance with Section 1300 of the United States Securities & Exchange Commission requirements for an exploration stage company. The result of expensing all costs is that the Company has accumulated a net loss carry-forward from México operations of approximately $8 million USD which is available to offset future taxable earnings.

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

Quarterly Results for the Three and Six Months Ended June 30, 2024 and 2023

	Estimated Total Tons Mined & Processed	Estimated Reported Mill Feed Grade (g/t Au)	Estimated Reported Recovery %	Estimated Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
Three Months Ended June 30, 2024	66,775	3.91	74.31%	6,994	5,341
Three Months Ended June 30, 2023	51,409	5.44	79.78%	7,173	7,449

Six Months Ended June 30, 2024	128,106	4.17	76.84%	13,226	10,080
Six Months Ended June 30, 2023	104,667	6.19	73.87%	15,378	14,259

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

Additional Test Mining and Mill Operations Disclosure

The Company expects to continue its test underground mining activity and pilot milling operations in 2024, and projects an increased capacity of an average of 800 tons plus per 24-hour operating day during the second half of 2024.

Results for the Three and Six Months Ended June 30, 2024 and 2023

REVENUE: Revenue for the six months ended June 30, 2024 and 2023 was $20,512,458 and $22,865,248. Revenue for three months ended June 30, 2024 and 2023 was $11,083,602 and $10,912,169. The decrease was a result of a reduction in the feed grade of the material mined and processed.

MINE PRODUCTION COSTS: Costs associated with test mining activities (mine production costs) for the six months ended June 30, 2024 and 2023 were $7,516,910 and $5,468,959. Mine production costs for the three months ended June 30, 2024 and 2023 were $3,761,553 and $2,939,522 The Company allocates total test mining costs between production and waste based on tonnage mined. These costs were directly related to the extraction of mine tonnage to be processed at the pilot mill facility. During the six months ended June 30, 2024, the Company test mined 120,079 tons of material compared to 97,679 tons in the six months ended June 30, 2023

MINE EXPLORATION COSTS: Mine exploration costs for the six months ended June 30, 2024 and 2023 were $5,249,617 and $4,463,973. Mine exploration costs for the three months ended June 30, 2024 and 2023 were $2,790,400 and $2,247,024. Mine exploration costs are the costs of extracting waste material in order to reach the tonnage of material to be extracted for processing at the pilot mill facility. For the six months ended June 30, 2024 the Company mined 86,244 tons of waste compared to 81,162 in the six months ended June 30, 2023.

PRODUCTION COSTS RELATED TO SALES: Production costs related to sales for the six months ended June 30, 2024 and 2023 were $3,384,810 and $3,766,775. Production costs related to sales for the three months ended June 30, 2024 and 2023 were $1,489,053 and $2,055,513. These are expenses directly related to the test milling, packaging and shipping of gold-silver concentrates. The decrease is a result of an increase in the efficiency of processing the ore at the test milling facility.

CAMP, WAREHOUSE AND FACILITIES: These represent the costs of supporting the test mining facilities including housing, food, security and warehouse operations. Camp, warehouse and support facility costs for the six months ended June 30, 2024 and 2023 were $2,781,371 and $2,508,459. Camp, warehouse and support facility costs for the three months ended June 30, 2024 and 2023 were $1,336,146 and $1,426,280. The increase in costs recorded for the six months ended June 30, 2024 was a result of the increase in test mining activity as a result of the facilities expansion.

TRANSPORTATION: Transportation costs for the six months ended June 30, 2024 and 2023 were $1,899,966 and $1,540,549. Transportation costs for the three months ended June 30, 2024 and 2023 were $904,099 and $794,486. These costs relate to the transporting of the primarily gold concentrates to the customer for treatment and sales. The increase in costs is primarily due to an increase in tonnage of ore hauled from mine to plant and concentrate shipped and an overall increase in fuel and transportation costs.

PROPERTY HOLDING COSTS: Property holding costs for the six months ended June 30, 2024 and 2023 were $87,382 and $81,191. Property holding costs for the three months ended June 30, 2024 and 2023 were $43,335 and $41,670. These costs were primarily taxes on mining concessions, leases on land and other direct costs of maintaining the SJG property. These costs are relatively consistent from year to year regardless of the level of mining activity.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the six months ended June 30, 2024 and 2023 were $2,093,480 and $824,671. Facilities expansion costs for the three months ended June 30, 2024 and 2023 were $1,305,671 and $539,593. The major expenses reported for the six months ended June 30, 2023 was the second phase of expansion of the milling facility. The major expenses reported in the six months ended June 30, 2024 have been some additions to the mill facility and mining infrastructure for the access to an additional test mining area at SJG.

EXPLORATION DRILLING:The Company continues exploration drilling program for the purpose of updating the Company’s CND NI 43-101 Mineral Resource Estimate. Exploration expenditures for the six months ended June 30, 2024 and 2023 were $1,299,834 and $1,125,275. Exploration expenditures for the three months ended June 30, 2024 and 2023 were $379,349 and $627,875.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expenses for the six months ended June 30, 2024 and 2023 were $2,327,265 and $5,230,983. General and administrative expenses for the three months ended June 30, 2024 and 2023 were $1,125,224 and $2,265,390.These general and administrative expenses were the costs of operating the Company not directly associated with the test mining and pilot mill operations including management, accounting, and legal expenses. The decrease in costs in 2024 was primarily a decrease in legal fees.

ACCRETION EXPENSE. Accretion expense for the six months ended June 30, 2024 and 2023 was $9,130 and $0. Accretion expense for the three months ended June 30, 2024 and 2023 was $4,565 and $0.The Company began accreting its asset retirement obligation on January 1, 2024, related to estimated costs to decommission the pilot milling plant and tailings pond at the estimated live of the mines in operation at the establishment of the ARO in 2023 as a result of the expansion of the pilot milling operation.

OTHER INCOME (EXPENSE): Other income (expense) for the six months ended June 30, 2024 and 2023 was $(361,291) and $373,636, respectively. Other income (expense) for the three months ended June 30, 2024 and 2023 was $(41,777) and $298,551, respectively. Included in other income in 2024 was interest expense of $(838,337), change in derivative of $445,892, currency exchange gains of $23,192 and miscellaneous income of $4,962. The decrease in the derivative liability was primarily due to the decrease in the Company’s common stock value. The increase in interest expense was due to the conversion of the Company’s ACL to an installment note in December of 2023. Included in other income in 2023 was interest expense of $(224,175), change in derivative of $562,277, currency exchange gain of $34,227 and miscellaneous income of $1,307.

OTHER COMPREHENSIVE INCOME: Other comprehensive income includes the Company’s net income (loss) plus the unrealized currency exchange gain for the period. The Company’s other comprehensive income for the six months ended June 30, 2024 and 2023 consisted of unrealized currency gains (loss) of $(497,552) and $351,217, respectively. The Company’s other comprehensive income for the three months ended June 30, 2024 and 2023 consisted of unrealized currency gains (loss) of $(700,791) and $259,976, respectively. The change is due to the variances in the currency exchange rates between the US Dollar and Mexican Peso throughout the two periods.

Liquidity and Capital Resources

As of June 30, 2024, the Company had negative working capital of $15,155,730 comprised of current assets of $12,523,549 and current liabilities of $27,679,279. This represented an increase of $4,894,085 from the negative working capital maintained by the Company of $10,261,645 as of December 31, 2023 as a result of an increase in cash used in operations during the first half of 2024 and an increase in the Company’s accounts payable and accrued liabilities as of June 30, 2024.

Net cash used in operations for the six months ended June 30, 2024 was $4,728,189 compared to a use of $2,535,585 during the six months ended June 30, 2023. The decrease in the cash flow from operations was primarily due to the Company’s loss in 2024 primarily attributed to the ongoing expenses of expansion and a decrease in revenue year to date.

The Company had investing activities during the six months ended June 30, 2024 of $6,755 compared to $0 for the prior year. Expenditures reported for the expansion of mining facilities, which totaled $2,093,480 and $824,671 during the six months ended June 30, 2024 and 2023, respectively, would normally have been included in this category but were expensed due to the company’s lack of proven and probable reserves at the SJG Project, which therefore, requires the Company to expense costs as incurred related to expansion of test mining and milling activities.

Net cash provided by (used in) financing activities for the six months ended June 30, 2024 and 2023 was $2,998,222 and $(1,339,118), respectively. The net cash provided by financing activities for the six months ended June 30, 2024 consisted of proceeds from sale of equity of $2,500,000, proceeds from borrowing of $3,000,000 net of payments on the RCL of $2,437,500 and operating lease payments. of $64,278. Cash used in financing activities for the six months ended June 30, 2023 were purchase of Series A Preferred stock for $1,250,000, acquisition of treasury stock for $60,250 and lease payments of $28,868.

Through June 30, 2024, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product and from proceeds from the sales of equity and proceeds from borrowing.

Although the Company has incurred net losses and net cash outflows from operating activities and investing activities for the six months ended June 30, 2024, there were many expenses which were made that were not expended for the production of revenue, such as exploration drilling and mine expansion costs. If these expenses had not been made, the Company’s net loss would have been minimized. The Company believes it’s cash and cash receipts from its revenue arrangement, proceeds from the sale of equity and proceeds from borrowing will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months from the date these financial statements were available for issuance. Additionally, the Company believes its revenue will be greater in the second half of 2024 due to the recent opening of additional mines and improvements made to the productivity of the milling activities. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financings. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company did not have any off-balance sheet arrangements, which have or are likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Company’s plan of operation for the next twelve months is to continue the improvement and expansion of the test mining and pilot milling activities and exploration drilling at SJG.

During the second half of 2024, the Company plans to continue to increase mining and milling to in excess of 800 tons of material a day. The Company opened a second mine in late 2023 and is consistently test mining additional material during the first half of 2024. The Company opened a third mine during May 2024 in an area anticipated to provide higher feed grade material.

The Company expects to increase efficiency of activities in the second half of 2024 and is anticipating the ability to extract higher grade ore from the two new mines opened. As of June 30, 2024, the Company is conducting test mining activity at approximately 80% of the pilot milling capacity.

The Company plans to continue its exploration drilling program with two to three rigs on site. Management and geologists will make decisions based on the drill results, corporate strategies and market conditions, surface mapping, sampling and target generation. The Company has contracted with a "Qualified Person" within the meaning of subpart 1300 of Regulation S-K and Canadian Standard NI 43-101 to interpret the data collected in order to compile a formal Mineral Resource Estimate update in early 2025.

Capital Expenditures

The Company’s primary capital expenditures relate to the test mining and pilot milling activities of the SJG Project. The Company expanded its pilot milling plant in 2022 and early 2023 with the addition and installation of two ball mills and expanded the tailings pond operation with water being recycled to the plant. The Company has continued to refine the milling process throughout 2024 with the addition of front and back-end concentrators and utilization of the original mill for grinding. All capital expenditures are expensed as the Company is an exploration stage issuer under subpart 1300 of Regulation S-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. This evaluation was accomplished under the supervision and with the participation of our principal executive officer and principal financial officer who concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Form 10-Q. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
3.1

Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series E Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 28, 2024.

10.1	Memorandum of Understanding with Ocean Partners Holdings Limited, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2024.
10.2	Employment Agreement dated as of June 3, 2024, by and between the Company and Rohan Hazelton, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 7, 2024.
10.3

Revised and Amended Agreement Concerning the Business Relationship Dated as of June 3, 2024, by and between the Company and K.D. Diepholz, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 7, 2024.

10.4	Amended and Restated DynaResource, Inc. 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 7, 2024.
10.5

Stock Purchase Agreement dated as of June 26, 2024, by and between DynaResource, Inc. and Golden Post Rail, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2024.

10.6	Employment Agreement dated as of July 22, 2024, by and between the Company and Alonso Sotomayor, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 22, 2024.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: August 19, 2024	By:	/s/ Rohan Hazelton
Rohan Hazelton,
Director / Chief Executive Officer