Form 10-Q
period 2024-09-30
DYNARESOURCE, INC.
filed 2024-11-13
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2024, there were 29,428,226 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$596,024	$5,603,713
Accounts receivable	1,416,056	880,473
Concentrate and ore inventories (Note 2)	1,855,983	2,089,194
Foreign tax receivable	5,378,354	4,434,958
Other current assets (Note 5)	1,928,327	1,137,162
Total current assets	11,174,744	14,145,500
Property and equipment (net of accumulated
depreciation and amortization of $34,832 and $12,239) (Note 3)	87,196	103,034
Right-of-use assets, net	763,156	848,822
Mining concessions (Note 4)	4,132,678	4,132,678
Deferred tax asset, net (Note 13)	4,264,115	4,264,115
Foreign tax receivable	13,161,257	11,768,613
Other assets	164,896	175,588
TOTAL ASSETS	$33,748,042	$35,438,350

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,862,337	$2,768,634
Accrued liabilities (Note 6)	9,344,812	7,727,621
Derivative liability (Note 7)	874,324	1,797,341
Notes payable (Note 8)	11,312,500	9,750,000
Current portion of operating lease payable	119,871	104,117
Installment notes payable (Note 9)	1,953,979	2,259,432
Total current liabilities	28,467,823	24,407,145
Operating lease payable, less current portion	726,221	825,762
Deferred tax liability (Note 13)	334,236	334,236
Asset retirement obligation (Note 10)	212,163	198,468
TOTAL LIABILITIES	29,740,443	25,765,611
TEMPORARY EQUITY (Note 11)
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT) (Note 11)
Common Stock, $0.01 par value, 40,000,000 shares authorized 23,658,995 and 23,371,708 shares issued and outstanding	236,590	233,717
Series E Senior Convertible Preferred Stock, $0.0001 par value, 1,552,794 and 0 shares authorized, issued and outstanding	2,500,000	—
Preferred rights	40,000	40,000
Additional paid-in-capital	62,791,191	61,509,032
Treasury stock, 37,180 shares each period, at cost	(95,023)	(95,023)
Accumulated other comprehensive income	(546,175)	697,700
Accumulated deficit	(66,776,464)	(58,570,167)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,849,881)	3,815,259
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$33,748,042	$35,438,350

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2024	2023	2024	2023
REVENUE	$11,203,505	6,115,370	$31,715,963	28,980,618
COSTS AND EXPENSES OF MINING OPERATION
Mine production costs	3,714,777	2,553,369	11,231,687	8,022,328
Mine exploration costs	2,870,904	2,854,863	8,120,521	7,318,836
Mill production cost applicable to sales	1,233,183	1,800,787	3,943,588	5,004,260
Camp, warehouse and facilities	1,347,744	1,379,782	4,129,115	3,888,241
Transportation costs	1,068,403	1,162,314	3,642,774	3,266,165
Property holding costs	47,581	48,824	134,963	130,015
Facilities expansion costs	354,346	401,464	2,447,826	1,226,135
Exploration drilling and reserve studies	242,482	569,261	1,542,316	1,694,536
General and administrative	935,117	1,429,879	3,262,382	6,660,862
Stock Compensation Expense (Note 12)	—	—	822,500	—
Accretion expense	4,565	—	13,695	—
Depreciation and amortization	7,906	4,896	22,593	4,896
TOTAL OPERATING EXPENSES	11,827,008	12,205,439	39,313,960	37,216,274
NET OPERATING LOSS	(623,503)	(6,090,069)	(7,597,997)	(8,235,656)
OTHER INCOME (EXPENSE)
Foreign currency gains	(267,548)	(80,815)	(244,356)	(46,588)
Interest expense	(469,933)	(121,079)	(1,305,270)	(345,254)
Derivative mark-to-market gain	477,125	(705,079)	923,017	(142,802)
Other income	13,347	561	18,309	1,868
TOTAL OTHER INCOME (EXPENSE)	(247,009)	(906,412)	(608,300)	(532,776)

NET LOSS BEFORE TAXES	(870,512)	(6,996,481)	(8,206,297)	(8,768,432)
INCOME TAXES BENEFIT (Note 13)	—	1,045,355	—	2,256,570

NET LOSS	$(870,512)	$(5,951,126)	$(8,206,297)	$(6,511,862)
DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(58,574)	(58,574)	(175,724)	(175,724)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(929,086)	$(6,009,700)	$(8,382,021)	$(6,687,586)

LOSS PER SHARE ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.
Basic loss per common share	$(0.04)	$(0.27)	$(0.36)	$(0.30)
Weighted average shares outstanding – Basic	23,658,995	22,558,129	23,470,266	22,455,445
Diluted loss per common share	$(0.04)	$(0.27)	$(0.36)	$(0.30)
Weighted average shares outstanding – Diluted	23,658,995	22,558,129	23,470,266	22,455,455

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain (loss)	(746,323)	(210,050)	(1,243,875)	141,167
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(746,323)	(210,050)	(1,243,875)	141,167
TOTAL COMPREHENSIVE LOSS	$(1,616,835)	$(6,161,176)	$(9,450,172)	$(6,370,695)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred A		Preferred E		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

	THREE MONTHS ENDED SEPTEMBER 30, 2023

Balance, June 30, 2023	—	$—	—	$—	22,246,654	$222,467	1	$40,000	$55,639,032	37,180	$(95,023)	$463,295	$(44,597,399)	$11,672,372

Issuance of Common Stock					1,000,000	10,000			4,990,000					5,000,000

Other Comprehensive Income												(210,050)		(210,050)

Net Loss													(5,951,126)	(5,951,126)

Balance, September 30, 2023	—	$—	—	$—	23,246,654	$232,467	1	$40,000	$60,629,032	37,180	$(95,023)	$253,245	$(50,548,525)	$10,511,196

	NINE MONTHS ENDED SEPTEMBER 30, 2023

Balance January 1, 2023	1,000	$1	—	$—	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$112,078	$(44,036,663)	$13,192,141

Issuance of Common Stock					1,000,000	10,000			4,990,000					5,000,000

Purchase of Series A Preferred Stock										1,000	(1,250,000)			(1,250,000)

Cancellation of Series A Preferred Stock	(1,000)	(1)							(1,249,999)	(1,000)	1,250,000			—

Acquisition of Treasury Stock										25,000	(60,250)			(60,250)

Other Comprehensive Income												141,167		141,167

Net Loss													(6,511,862)	(6,511,862)

Balance, September 30, 2023	—	$—	—	$—	23,246,654	$232,467	1	$40,000	$60,629,032	37,180	$(95,023)	$253,245	$(50,548,525)	$10,511,196

	THREE MONTHS ENDED SEPTEMBER 30, 2024

Balance, June 30, 2024	—	$-	1,552,794	$2,500,000	23,658,995	$236,590	1	$40,000	$62,791,191	37,180	$(95,023)	$200,148	$(65,905,952)	$(233,046)

Other Comprehensive Income												(746,323)		(746,323)

Net Loss													(870,512)	(870,512)

Balance, September 30, 2024	-	$-	1,552,794	$2,500,000	23,658,995	$236,590	1	$40,000	$62,791,191	37,180	$(95,023)	$(546,175)	$(66,776,464)	$(1,849,881)

	NINE MONTHS ENDED SEPTEMBER 30, 2024

Balance January 1, 2024	—	$-	—	$—	23,371,708	$233,717	1	$40,000	$61,509,032	37,180	$(95,023)	$697,700	$(58,570,167)	$3,815,259

Sales of Series E Preferred Shares			1,552,794	2,500,000										2,500,000

Sales Issued for Services					287,287	2,873			459,659					462,532

Stock Compensation - Vesting									822,500					822,500

Other Comprehensive Income												(1,243,875)		(1,243,875)

Net Loss													(8,206,297)	(8,206,297)

Balance, September 30, 2024	-	$-	1,552,794	$2,500,000	23,658,995	$236,590	1	$40,000	$62,791,191	37,180	$(95,023)	$(546,175)	$(66,776,464)	$(1,849,881)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	2024	2023
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss)	$(8,206,297)	$(6,511,862)
Adjustments to reconcile net income (loss) to cash used in operating activities
Derivatives mark-to-market gain	(923,017)	142,802
Accretion expense	13,695	—
Depreciation and amortization	22,593	4,896
Right-of-use asset amortization	85,666	12,347
Stock based compensation	822,500	—
Deferred tax asset	—	(2,256,570)
Operating cash flows before changes in operating assets and liabilities	(8,184,860)	(8,608,387)
Change in operating assets and liabilities
Accounts receivable	(535,583)	(88,341)
Inventories	233,211	911,732
Foreign tax receivable	(5,008,356)	(4,937,939)
Other assets	(1,007,697)	(390,347)
Accounts payable	2,680,834	98,698
Accrued expenses	2,808,978	1,136,889
Customer advances	—	400,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,013,473)	(11,477,695)

CASH FLOWS USED IN INVESTING ACTIVITIES
Operating lease asset acquisition		(361,645)
Purchase of equipment	(6,755)	(115,273)
CASH FLOWS USED IN INVESTING ACTIVITIES	(6,755)	(476,918)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from borrowing (Note 8)	4,000,000
Proceeds from sale of Common stock (Note 11)		5,000,000
Proceeds from sale of Series E preferred stock (Note 11)	2,500,000
Operating lease acquisition		361,645
Purchase of Series A preferred stock (Note 11)		(1,250,000)
Acquisition of treasury stock (Note 11)		(60,250)
Payments of note payable (Note 8)	(2,437,500)	—
Operating lease payments	(83,787)	(11,111)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,978,713	4,040,284

Effects of foreign currency	33,826	374,276
NET DECREASE IN CASH	(5,007,689)	(7,540,053)
CASH AT BEGINNING OF PERIOD	5,603,713	19,177,138
CASH AT END OF PERIOD	$596,024	$11,637,085

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$955,272	$—
Cash paid for income taxes	$—	$200,000
Conversion of accrued expenses into common stock	$462,532	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company continues to meet the definition of an exploration stage issuer which is defined as an issuer that has no material property with established proven and probable mineral reserves as defined by Regulation S-K, Item 1300.

Segment Information

The Company operates as one segment: test mining and milling gold-silver concentrate for sale from its location in Mexico.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2024, the Company has $253,654 in deposits in U.S. banks in excess of the FDIC limit. The Company does not have any cash equivalents as of September 30, 2024 and December 31, 2023. The Company reduces this risk by maintaining such deposits at high quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consists of trade receivables which are recorded net of allowance for doubtful accounts for the sale of metal concentrate, as well as net of an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. The allowance for accounts receivable is recorded when receivables are considered to be uncollectible. As of September 30, 2024 and December 31, 2023 no allowance has been made, as management believes all accounts receivable are fully collectable.

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

A write-down to fair value will be recorded when the expected future cash flow is less than the net book value of the property, or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed. As of the date of this filing, no events have occurred that would require the write-down of any assets. As of September 30, 2024 and December 31, 2023, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries are as follows for the periods ended September 30, 2024 and December 31, 2023 (Mexican Pesos per one U.S. dollar):

	September 30, 2024	December 31, 2023
Current Exchange Rate	19.62	16.97

Relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended September 30, 2024 and 2023 (Mexican Pesos per one U.S. dollar):

	September 30, 2024	September 30, 2023
Weighted Average Exchange Rate for the Three Months Ended	17.74	17.79

The Company recorded currency transaction losses of $259,770 and $46,588 for the nine months ended September 30, 2024 and 2023, respectively.

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

During the nine months ended September 30, 2024 and 2023, there were $0 and $9,350,000 respectively of revenue recognized during the period from customer deposit liabilities (deferred contract revenue) from prior periods, and no customer deposits were refunded to the customer due to order cancellation.

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

The Company’s Series C Preferred Stock and related outstanding dividends are convertible into 2,942,695 and 2,853,721 shares of Common Stock as of September 30, 2024 and 2023, respectively. The Company’s Series D Preferred Stock and related outstanding dividends are convertible into 820,800 and 790,400 shares of common stock as of September 30, 2024 and 2023, respectively. The Company’s Series E Preferred Stock are convertible into 1,552,794 shares of common stock as of September 30, 2024. During the periods ended September 30, 2024 and 2023, the Company had warrants outstanding to purchase 892,165 shares of common stock. These shares related to these potentially dilutive common shares are excluded in the weighted average diluted shares outstanding for the periods ended September 30, 2024 and 2023 as including them would be anti-dilutive.

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

Reclassification

Amounts in the Condensed Interim Consolidated Statement of Cash Flows related to right-of-use-assets and operating lease payments for the nine months ended September 30, 2023, have been reclassified to conform to the current year presentation.

Amounts in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) related to production cost related to sales and transportation costs for the three and nine months ended September 30, 2023 has been relassified to conform to the current year presentation.

Commodity Pricing Contract

In September 2024, the Company entered into a commodity pricing contract through its major purchaser. The company used a forward contract to lock in the price of recoverable gold from its deliveries of gold concentrates. The Contract was for 75% of recoverable gold up to 9,000 ounces, at a price of $2,495 per ounce. The Company expects the contract to be complete in under six months since contract inception. This means that if the price of gold decreases, the company will still receive amounts based on the contract price. The effect of the pricing contract through September 30, 2024 was approximately negative $52,000.

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

NOTE 2 - CONCENTRATE AND ORE INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined ore and finished goods inventories comprising gold silver concentrates. Inventory balances as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Mined tonnage	$1,497,833	$2,061,149
Gold-Silver concentrates	358,150	28,045
Total inventories	$1,855,983	$2,089,194

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Leasehold improvements	$21,274	$21,274
Office equipment	49,238	42,483
Office furniture and fixtures	24,453	24,453
Other	27,063	27,063
Subtotal	122,028	115,273
Less: Accumulated depreciation and amortization	(34,832)	(12,239)
Total property and equipment, net	$87,196	$103,034

Depreciation and amortization have been provided over each asset’s estimated useful life. Depreciation and amortization expense was $22,593 and $4,896 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 4 - MINING CONCESSIONS

Mining properties consist of the San José de Gracia concessions. Mining Concessions were $4,132,678 as of September 30, 2024 and December 31, 2023. There was no depletion expense during the nine months ended September 30, 2024 and 2023, as the Company is an exploration stage issuer (See Note 1).

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consist primarily of warehouse inventories, advances to suppliers and prepaid assets.

NOTE 6 - ACCRUED LIABILITIES

As of September 30, 2024 and December 31, 2023, the Company had the following accrued liabilities:

	September 30,	December 31,
	2024	2023
Accrued interest	$2,373,447	$2,352,869
Accrued mining expenses	3,737,448	2,104,938
Accrued payroll taxes	923,769	1,122,644
Other accrued liabilities	2,310,148	2,147,170
Total accrued liabilities	$9,344,812	$7,727,621

NOTE 7 - DERIVATIVE LIABILITY

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Warrants issued with the notes convertible into Series D Preferred based on the assumptions below:

Period Ended	September 30, 2024	December 31, 2023
Annual volatility rate	129%	123%
Risk free rate	3.66%	4.23%
Expected life (years)	5.62	6.37
Fair value of common stock	$0.98	$2.02

For the nine and twelve months ended September 30, 2024 and December 31, 2023, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs. See Note 15.

The below table represents the change in the fair value of the derivative liability during the nine and twelve months ended September 30, 2024 and December 31, 2023.

Period Ended	September 30, 2024	December 31, 2023
Fair value of derivative (warrants), beginning of period	$1,797,341	$2,172,417
Exercise of warrants	-	-
Change in fair value of derivative	(923,017)	(375,076)
Fair value of derivative (warrants), end of period	$874,324	$1,797,341

NOTE 8 - NOTES PAYABLE

(A) ADVANCE CREDIT LINE FACILITY/CUSTOMER ADVANCES

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

(B) REVOLVING CREDIT LINE (RCL) & TEMPORARY ADVANCE CREDIT LINE (TACL)

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

As part of the June 20, 2024 amendment, the Company granted a security interest in the Company’s Mexican IVA tax claims to the holder of the RCL and TACL notes.

The following is a summary of the activity during the periods ended September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Balance beginning of year	$9,750,000	$-
Advances	4,000,000	—
Conversion of ACL to Note Payable	—	9,750,000
Principal Payments	(2,437,500)	—
Balance end of year	$11,312,500	$9,750,000

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda (Mexican federal tax authority) for a reduction in the liability which is pro-rata to the reduction in the Francisco Arturo concession. For financial reporting purposes the Company continues to carry all notes (to finance unpaid mining concession taxes) at their unpaid principal amount and accrues interest on a monthly basis. As of September 30, 2024, $2,255,452 of accrued interest on the notes was included in accrued liabilities on the unaudited consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the core mining concessions in the amount of $299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%.

The following is a summary of the activity during the nine months ended September 30, 2024:

Balance December 31, 2023	$2,259,432
Exchange rate adjustment	(305,453)
2024 principal payments	—
Balance September 30, 2024	$1,953,979

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

Asset retirement obligation consists of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Asset retirement obligation at beginning of year	$198,468	$-
Additions to ARO liability	—	198,468
Accretion	13,695	—
Asset retirement obligation at end of year	$212,163	$198,468

NOTE 11 - STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock which the corporation has the authority to issue is 60,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 are designated as Series C Preferred Stock, 3,000,000 shares are designated as Series D Preferred Stock, 1,552,794 shares are designated as Series E Preferred Stock and (ii) 40,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). As of September 30, 2024, 13,713,214 shares of Preferred Stock remain undesignated.

Series A Preferred Stock

As of September 30, 2024 and December 31, 2023 no shares of Preferred A stock were outstanding. On April 19, 2023, the Company repurchased the Series A Preferred Stock from its now former Chief Executive Officer (“CEO”). The Series A Preferred shares were subsequently cancelled. On July 17, 2023, the Company amended its certification of incorporation to cancel the Series A Preferred Stock.

Series C Senior Convertible Preferred Stock

As of September 30, 2024 and December 31, 2023 there were 1,734,992 Series C Preferred shares outstanding. As of September 30, 2024, these Series C Preferred Shares are convertible to common shares at $1.95 per share or redeemable in cash at the shareholder’s option and include anti-dilution protection. The Series C Preferred Shares may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4% of $4,337,480 payable annually on June 30th. As of September 30, 2024, dividends for the years 2016 to 2024 totaling $1,400,775 were in arrears.

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

On October 7, 2021, the Company paid $2,500,000 to repurchase one note. The remaining ten noteholders elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. Concurrently with the note conversion the noteholders exercised 368,468 of the 2020 warrants to purchase 368,468 shares of the Company’s common stock at $.01 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock for these notes. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $1,520,000 payable annually on October 18th. As of September 30, 2024 dividends for the years 2022 and 2023 totaling $121,600 were in arrears.

Due to the nature of the Series D Preferred as mandatorily redeemable by the Company at the election of the Series D Preferred stockholder at any time following maturity, the Series D Preferred Stock is classified as “temporary equity” on the balance sheet.

The deemed dividends on the Series C and D Preferred Stock for the nine months ended September 30, 2024 and 2023, were $175,724 and $175,724, respectively. As the Company has not declared these dividends, it is required as an item “below” the net income (loss) amount on the accompanying unaudited condensed interim consolidated statements of income.

Series E Convertible Preferred Stock

As of September 30, 2024 and December 31, 2023 there were 1,552,794 and nil Series E Preferred shares outstanding. The Series E Preferred Shares are convertible on a one-for-one basis into shares of common stock, subject to equitable adjustment. The Series E shares are eligible to receive the conversion equivalent of any common stock dividend declared but carry no preferred dividend and are not redeemable in cash.

Preferred Stock (Undesignated)

In addition to the 1,734,992 shares designated as Series C Preferred Stock, the 3,000,000 shares designated as Series D Preferred Stock, and the 1,552,794 of Series E Preferred Stock the Company is authorized to issue an additional 13,713,214 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by the resolution the terms attached to the Preferred Stock. As of September 30, 2024 and December 31, 2023, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. As of September 30, 2024, and December 31, 2023, there were 23,658,995 and 23,371,708 shares of common stock outstanding. No dividends were declared or paid during the nine months ended September 30, 2024 and 2023.

Preferred Rights

The Company issued “Preferred Rights” and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity in the accompanying consolidated balance sheets. As of September 30, 2024, $744,500 had been repaid, leaving a current balance of $40,000 as of September 30, 2024 and December 31, 2023.

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

There were 37,180 shares of treasury stock outstanding as of September 30, 2024 and December 31, 2023.

Warrants

As of September 30, 2024, the Company had outstanding warrants, which were a part of the issuance of notes convertible into Series D Convertible Preferred Stock in 2020, to purchase 892,165 shares of common stock:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Balance as of December 31, 2023	892,165	$0.01	6.37	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance as of September 30, 2024	892,165	0.01	5.62	-
Exercisable as of September 30, 2024	892,165	$0.01	5.62	-

A derivative liability was incurred at the issuance of the Series D warrants in 2020. As of September 30, 2024, the derivative liability totaled $874,324. See Note 6 above.

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

The inputs utilized in calculating the fair value are as follows:

Period Ended	September 30, 2024	December 31, 2023
Annual volatility rate	127.93%	—
Risk free rate	4.36%	—
Expected life at issuance	5.0	—
Fair Value of stock options	$1.15	—

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

The inputs utilized in calculating the fair value are as follows:

Period Ended	September 30, 2024	December 31, 2023
Annual volatility rate	105.55%	—
Risk free rate	4.42%	—
Expected life at issuance	5.0	—
Fair Value of stock options	$1.38	—

Mr. Hazelton also received 500,000 deferred stock units payable on achievement of performance targets and 500,000 restricted stock units vesting one third on each of first three anniversaries.

On July 22, 2024 the Company appointed Alonso Sotomayor as its new Chief Financial Officer. In connection with Mr. Sotomayor’s appointment, the Company entered into an Employment Agreement with Mr. Sotomayor that included a signing bonus of 225,000 restricted stock units vesting one-third per year on each of the first three anniversaries of the grant date.

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras, in the amount of $1,359,443 Pesos (approximately $76,000 USD) adjusted for inflation based on the Mexico minimum wage increase. Rent was $5,296,950 Pesos (approximately $300,000 USD) for the year ended December 31, 2024. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares) and allows for all permitted mining and exploration activities.

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

The Company determines if a contract is or contains a lease at inception. As of September 30, 2024, the Company has two operating leases: 52 months lease for office space with a remaining term of 38 months and the twenty-year ground lease in association with its México mining operations with a remaining term of 9.25 years. Variable lease costs consist primarily of variable common area maintenance, storage, parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

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

As of September 30, 2024 and December 31, 2023, the Company’s financial assets and liabilities were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs. A description of the valuation of the Level 3 inputs is discussed in Note 6.

	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of September 30, 2024:
Liabilities:
Derivative Liabilities	$874,324	$-	$-	$874,324
Totals	$874,324	$-	$-	$874,324
Fair Value Measurement as of December 31, 2023:
Liabilities:
Derivative Liabilities	$1,797,341	$-	$-	$1,797,341
Totals	$1,797,341	$-	$-	$1,797,341

NOTE 16 - CUSTOMER CONCENTRATION

For the periods ended September 30, 2024 and December 31, 2023, one customer accounted for 100% of revenue and accounts receivable.

NOTE 17 – GEOGRAPHICAL CONCENTRATIONS

The Company operates as one segment: test mining and pilot mining gold-silver concentrate for sale from its location in Mexico, and had the following geographic concentrations as of September 30, 2024 and December 31, 2023:

	Mexico	United States	Total
September 30, 2024
Mining concessions	$4,132,678	$—	$4,132,678
Property and equipment, net	—	87,196	87,196
Current assets	10,963,899	210,845	11,174,744
Other assets	18,283,424	70,000	18,353,424
Total assets	$33,380,001	$368,041	$33,748,042

December 31, 2023
Mining concessions	$4,132,678	$—	$4,132,678
Property and equipment, net	—	103,034	103,034
Current assets	8,475,858	5,669,642	14,145,500
Other assets	15,271,752	1,785,386	17,057,138
Total assets	$27,880,288	$7,558,062	$35,438,350

NOTE 18 - RELATED PARTY TRANSACTIONS.

During the nine months ended September 30, 2024 and 2023, the Company paid or accrued $237,500 and $275,000 in management fees to directors. As of September 30, 2024 and December 31, 2023, $337,500 and $100,000 of amounts included in accrued liabilities are due to related parties.

NOTE 19 - SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2024, through the date whereupon these condensed, interim consolidated financial statements were issued and has described below the events subsequent to the end of the period:

On October 18, 2024, the Company completed a non-brokered private placement of common stock by selling 5,769,231 shares for $1.04 per share for a total of $6 million.

On October 21, 2024, the Company caused DynaMexico to enter into an Amendment Agreement with Oceans Partners Holdings Limited’s affiliate, MK Metal Trading Mexico S.A. de C.V. (the ‘Amendment’), pursuant to which DynaMexico agreed to forego its right under that certain Gold Concentrate Purchase Agreement dated February 1, 2021 (as amended to date) (the Agreement’) to convert up to US$9million of the Temporary Increase and its then-current Revolving Credit Facility (each as defined in the Agreement) into equity securities of the Company at a conversion price of US$1.61 per share

On October 21, 2024, the Company amended its Gold Concentrate Purchase Agreement with MK Metal Trading SA de CV (“MK”), particularly Clause 8, Payment, subsection Credit Facility, to delete in its entirety the following paragraph:

Buyer (MK) shall provide the Seller (The Company) a one-time option to convert up to US$9 million of the Temporary Increase and the current Revolving Credit Facility into DynaResource Inc. equity at a conversion price of US$1.61 per share. For any amounts exercised over US$4 million, the RCF Limit shall reduce on a dollar for dollar basis. The Seller may only exercise the option between November 1, 2024 and November 30, 2024. If the Seller exercises the option, the Buyer may not sell the resultant shares issued for 180 days unless there is a takeover bid accepted by the shareholders of DynaResource Inc. The original Gold Concentrate Purchase Agreement dated February 1, 2021 was amended on August 1, 2023, November 6, 2023, June 13, 2024, September 11, 2024 and October 21, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. relating to our mining business, including resource estimates, exploration efforts, results and expenditures, development initiatives at the San Jose de Gracia Project, estimated production and capacity, costs, capital expenditures, expenses, recoveries, gold prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (“ESG”) and human capital management initiatives, risk management strategies, including capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “will”, “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking information in this report includes, but is not limited to, statements regarding the beliefs, plans, expectations or intentions of management, as of the date of this presentation, regarding: (i) DynaResource, Inc.’s (the “Company”) ability to develop its exploration assets via operational cash flow from gold concentrate production; and (ii) the Company’s plans and expectations regarding its proposed 2024 exploration program for its San Jose de Gracia Project. Although the Company believes that the expectations reflected in the forward-looking information are reasonable, there can be no assurance that these expectations and assumptions will prove to be correct. Such forward-looking statements are subject to risks and uncertainties that may cause actual results, performance or developments to differ materially from those contained in the statements including, without limitation, risks related to: (1) fluctuations in commodity pricing, specifically gold and silver; (2) the Company’s ability to retain or engage qualified employees or contractors necessary to conduct mill operations at its San Jose de Gracia Facility; (3) a decreased demand for gold, silver and other minerals; (4) unexpected difficulties with the milling and the extraction of minerals from the Company’s projects; (5) unexpected interruptions and problems encountered in the operation of the San Jose de Gracia Facility; (6) factors that delay or cause difficulties in timing of shipments of concentrates by the Company; (7) potential negative financial impact from regulatory investigations, claims, lawsuits and other legal proceedings and challenges; (8) the possibility that the Company may not have sufficient capital to operate its San Jose de Gracia Facility or facilitate the further exploration of San Jose de Gracia; (9) inflationary pressures; (10) continued access to financing sources; (11) government orders that may require temporary suspension of operations or effects on our suppliers (12) the effects of environmental and other governmental regulations and government shut-downs; (13) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (14) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt and (15) other factors beyond the Company’s control. These risk and uncertainties also include those risk factors described in the section “Risk Factors” included in Part 1, Item 1A of our Annual Report on Form 10K for the fiscal year ended December 31, 2023, filed with the SEC, as well as in out public filings with the SEC.

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

Company

The Company is a minerals investment, management, and exploration sage company and currently conducting test mining and pilot milling operations, as defined by SEC Regulation S-K, Item 1300, through an operating subsidiary in México, with specific focus on the prolific San Jose de Gracia high grade gold project in México.

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

Project Improvements, Expansion and Increased Output

The Company continues its business plan of test mining and pilot milling operations at SJG, as defined by SEC Regulation S-K. Item 1300, and to improve, increase and expand test mining and pilot milling operations and generally, to increase production of gold ounces, and to continue exploration activities at SJG with the target to increase primary gold resources. Since the January 2015 startup of the test mining and milling activities at SJG, the Company has increased daily output from an initial average of 100 tons per 24-hour operating day, to an average of approximately 750 tons per 24-hour operating day during September 2024.

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

Summary of Mining and Mill Operations

Annual Results from 2018 to 2023:

Year	Total Tons Mined & Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Recovered (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566
2022	137,740	8.18	80.00%	28,988	25,554
2023	198,518	5.58	76.50%	27,252	24,829

Test mining and pilot milling operations in 2023 yielded 198,518 tons of material, test mined from underground access and processed through pilot milling plant operations. These test pilot operations in 2023 yielded approximately 27,252 gross ounces of gold recovered, and net of dry weight and provisional assay at the buyer’s facilities of approximately 24,829 ounces of payable gold sold.

Quarterly Results for the Three and Nine Months Ended September 30, 2024 and 2023:

Key Operating		Three Months Ended		Nine months ended
Information	Unit	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Operating Data
Ore mined	ton	60,992	48,534	174,292	148,213
Mining rate	tpd	663	528	636	534

Ore Milled	ton	61,900	48,700	190,006	153,367
Mill Throughput	tpd	673	558	693	575

Grade	g/t	3.78	5.09	4.05	5.84
Recovery Au	%	75.39%	81.18%	76.48%	75.90%

Gold Ounces Produced	oz	5,676	6,469	18,902	21,847
Gold Ounces Sold	oz	5,026	6,017	15,106	20,277

(1)
Gold concentrate sold during the period is not equal to gold concentrate recovered during the period due to timing of shipments to buyer, and due to buyer’s payability discount for the purchase of gold concentrate, and due to any adjustment from dry weight and assay in provisional settlements with buyer.

Mill tonnage processed, feed grade and recovery rates are estimates based on internal reports of assays and estimated weights of tonnage mined and shipped to the plant.

The drop in the feed grade at the pilot plant facility is a result reduction in high-grade or zones in accordance with the mine plan as well as dilution experienced in the test mining activities, and partially due to the increase in test mining tonnage within SJG. To increase the tonnage of test mining material available for test mill processing, the Company opened a test mining area at San Pablo during the fourth quarter of 2023. An additional ore deposit area was opened in May 2024, at La Mochomera, which is an area anticipated to provide higher feed grade material in particular at depth. As well in 2024 and particularly in Q3 2024 increased access to mining faces and currently mined veins will contribute to minning rates going forward.

2024 HIGHLIGHTS

Operational Performance

San Jose de Gracia

Throughout Q3 2024, the Company has remained focused on developing and implementing the optimization program at the San Jose de Gracia mine aimed at increasing throughput, improving recoveries, and improving maintenance and equipment usage with the goal of improving efficiencies and profit margins at the mine level.

Operational results for the quarter demonstrated significantly improved efficiencies as a result of the ongoing optimization program with a steady improvement as the quarter proceeded with metal production of 1,946 ounces of gold in July, 1,601 ounces. in August and 2,092 ounces in September. August production was impacted by the installation of a new vibrating screen and ancillary construction which resulted in a mill shut down for 5 days. In Q3 2024 total metal production of 5,676 ounces of gold was a 9% decrease from 6,231 ounces the previous quarter and a 12% decrease from 6,469 ounces in Q3 2023.

Milled throughput for Q3 2024 was 61,900 tons, demonstrating a 7% decrease compared to 66,775 tons in Q2 2024 and a 27% improvement over 48,700 tons in Q3 2023.

The decrease in ounces produced was a result of the decrease in feed grade from 3.91 g/t in Q2 2024 to 3.78 g/t in Q3 2024 compared to 5.09 g/t in Q3 2023.

This steady increased rate of production makes management confident it will achieve its production target rate of 25,500 tons per month in the fourth quarter 2024.

Through significant capital investment made in Q2 and Q3 2024, the Company has made several upgrades to the plant, increased access to working faces and improved the utilization and productivity of current infrastructure.

A new vibrating screen was installed in the crushing circuit in August 2024 which has resulted in a more consistent and overall improved mill performance which is demonstrated by September’s performance of an average of 770 tons per day produced. Subsequent to quarter end, October production was averaging 825 tons per day with further improvements expected. Improvements to the floatation circuit have led to improvements in grades with steady month over month increases in the metallurgical results achieved.

At the plant level, metallurgical test works with new reagents also resulted in an optimized flow sheet and demonstrated the ability to deliver up to a 79% recovery, under certain conditions. The Company is working to improve the consistency of plant recoveries.

The near completion of a new drift into a new working mining face that is expected to come into production in the La Mochomera deposit and the improved access to working faces through the completion of an access road to reach the San Pablo deposit have and should continue to contribute to improved throughput rates. This will also have a positive impact on grades as better access to high-grade zones is gained.

Detailed activities from the three main deposits include:

Tres Amigos

At the Tres Amigos vein north zone a new ore drive was completed in the upper levels enabling further access to this high-grade vein via a new mining face. Mining from this face was incorporated into Q3 2024 production and will continue throughout 2024 and into

2025 as mining this is currently one of the main sources of high-grade ore to the mill. This newly gained access will also enable diamond drilling deeper with a lateral extension toward this untested north and south extension with the goal of increasing inventory.

San Pablo Viejo and San Pablo Sur

Throughout the 3rd quarter of 2024 the Company continued active mining from multiple faces at the San Pablo deposit while continuing development work on the access to the San Pablo deposit.

San Pablo Viejo and San Pablo Sur is planned to be the primary source of gold production throughout 2025 and 2026 and beyond as other areas as south extension 500 level very interesting high grade open potential zone as possible “Gold Bonanza” in the short to mid-term, mine are prepared for future with the mine focusing on developing new reserves and the addition of La Mochomera vein deeper, the Company is targeting 2024 production in the range of 26,000 -27,000 gold ounces.

Mochomera

The Mochomera vein is also expected to be an important source of gold production during 2025 and 2026 and with particularly interesting high-grade opportunities at depth which is also open.

OUTLOOK (SJG)

With a successful Q3 2024 demonstrating more normalized, San Jose de Gracia is well positioned for further operational improvements in Q4 2024 and into 2025. This steady increased rate of production throughput makes management confident it will achieve its production throughput target rate of 25,500 tons per month in the fourth quarter 2024.

While the Company made significant headway in Q3 2024, the continued effort to optimize operations will remain focused on improving ore to the mill, throughput rates, and recoveries. San Pablo Sur, San Pablo, Mochomera and the Tres Amigos ore bodies will continue to be the main contributors to production in the year ahead and into the near future. The third quarter results discussed demonstrate steady progress due to new investments and operational changes. As a result, the Company anticipates a significant improvement in Q4 2024.

As a result of the capital investments made to the mine and mill, exploration expenditure was minimal, limiting available high-grade resources ready for short term mining. In the near term, exploration will drill targets that are expected to continue to grow the existing high-grade ore resources and increase mineable inventory.

The Company has continued to invest exploration spending in both near-mine extensions and geological studies and interpretation. The Company plans to complete an NI 43-101 (and SK1300) Mineral Resource Estimate Update in Q4 2024 at San Jose de Gracia to San Pablo Sur, San Pablo, Mochomera and Tres Amigos ore bodies which will include development proposals for additional exploration for ore veins in the short and mid-term.

The Company expects to start near-mine extension drilling on the property in November 2024 and expand to surrounding areas by year end. Exploration will focus on growing the known resources at SJG.

The Company will prioritize drilling high grade underground targets that can readily be brought into the mine plan as well as the continued regional program to better understand the potential of the significant land package at SJG. Additionally, planning for deeper and lateral drilling in between the San Pablo and Tres Amigos veins has highlighted the potential for extending the high-grade underground resource at SJG, especially in zones that were previously thought to be discontinuous such as near faulting, and has identified the opportunity to develop San Pablo, San Pablo Sur, Mochomera and Tres Amigos exploration potential. At the Mochomera deposit, the Company seeks to explore high grade potential toward south to Palos Chinos and Purisima historical mines which operated over 100 years ago as high-grade mines.

A new tailings dam was completed during the quarter with a total estimated storage capacity of 670,751 cubic meters distributed in two stages to hold additional future tailings for approximately 4.5 years. Planning and estimating the third stage of the tailings expansion project is still in process.

Results for the Three and Nine Months Ended September 30, 2024 and 2023

REVENUE: Revenue for the nine months ended September 30, 2024 and 2023 was $31,715,963 and $28,980,618. Revenue for three months ended September 30, 2024 and 2023 was $11,203,505 and $6,115,370. The increase was a result of an increase in tonnage mined and processed, and higher gold prices.

MINE PRODUCTION COSTS: Costs associated with test mining activities (mine production costs) for the nine months ended September 30, 2024 and 2023 were $11,231,687 and $8,022,328. Mine production costs for the three months ended September 30, 2024 and 2023 were $3,714,777 and $2,553,369. The Company allocates total test mining costs between production and waste based on tonnage mined. These costs were directly related to the extraction of mine tonnage to be processed at the pilot mill facility. During the nine months ended September 30, 2024, the Company test mined 174,292 tons of material compared to 146,213 tons in the nine months ended September 30, 2023

MINE EXPLORATION COSTS: Mine exploration costs for the nine months ended September 30, 2024 and 2023 were $8,120,521 and $7,318,836. Mine exploration costs for the three months ended September 30, 2024 and 2023 were $2,870,904 and $2,854,863. Mine exploration costs are the costs of extracting waste material in order to reach the tonnage of material to be extracted for processing at the pilot mill facility. For the nine months ended September 30, 2024 the Company mined 137,538 tons of waste compared to 132,713 in the nine months ended September 30, 2023.

MILL PRODUCTION COSTS RELATED TO SALES: Mill production costs related to sales for the nine months ended September 30, 2024 and 2023 were $3,943,588 and $5,004,260. Mill production costs related to sales for the three months ended September 30, 2024 and 2023 were $1,233,183 and $1,800,787. These are expenses directly related to the test milling, packaging and shipping of gold-silver concentrates. The decrease is a result of an increase in the efficiency of processing the ore at the test milling facility.

CAMP, WAREHOUSE AND FACILITIES: These represent the costs of supporting the test mining facilities including housing, food, security and warehouse operations. Camp, warehouse and support facility costs for the nine months ended September 30, 2024 and 2023 were $4,129,115 and $3,888,241. Camp, warehouse and support facility costs for the three months ended September 30, 2024 and 2023 were $1,347,744 and $1,379,782. The increase in costs recorded for the nine months ended September 30, 2024 was a result of the increase in test mining activity as a result of the facilities expansion.

TRANSPORTATION: Transportation costs for the nine months ended September 30, 2024 and 2023 were $3,642,774 and $3,266,165. Transportation costs for the three months ended September 30, 2024 and 2023 were $1,068,043 and $1,162,314. These costs relate to the transporting of the primarily gold concentrates to the customer for treatment and sales. The increase in costs for the nine months ended September 30, 2024 compared to 2023 is primarily due to an increase in tonnage of ore hauled from mine to plant and concentrate shipped and an overall increase in fuel and transportation costs.

PROPERTY HOLDING COSTS: Property holding costs for the nine months ended September 30, 2024 and 2023 were $134,963 and $130,015. Property holding costs for the three months ended September 30, 2024 and 2023 were $47,581 and $48,824. These costs were primarily taxes on mining concessions, leases on land and other direct costs of maintaining the SJG property. These costs are relatively consistent from year to year regardless of the level of mining activity.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the nine months ended September 30, 2024 and 2023 were $2,447,826 and $1,226,135. Facilities expansion costs for the three months ended September 30, 2024 and 2023 were $354,346 and $401,464. The major expenses reported for the nine months ended September 30, 2023 was the second phase of expansion of the milling facility. The major expenses reported in the nine months ended September 30, 2024 relate to additions to the mill facility and mining infrastructure for the access to an additional test mining area at SJG.

EXPLORATION DRILLING: The Company continues exploration drilling program for the purpose of updating the Company’s CND NI 43-101 Mineral Resource Estimate. Exploration expenditures for the nine months ended September 30, 2024 and 2023 were $1,542,316 and $1,694,536. Exploration expenditures for the three months ended September 30, 2024 and 2023 were $242,482 and $569,261.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expenses for the nine months ended September 30, 2024 and 2023 were $3,262,382 and $6,660,862. General and administrative expenses for the three months ended September 30, 2024 and 2023 were $935,117 and $1,429,379. These general and administrative expenses were the costs of operating the Company not directly associated with the test mining and pilot mill operations including management, accounting, and legal expenses. The decrease in costs in 2024 was primarily a decrease in legal fees.

ACCRETION EXPENSE. Accretion expense for the nine months ended September 30, 2024 and 2023 and 2023 was $13,695 and $nil. Accretion expense for the three months ended September 30, 2024 and 2023 was $4,565 and $nil. The Company began accreting its asset retirement obligation on January 1, 2024, related to estimated costs to decommission the pilot milling plant and tailings pond at the estimated life of the mines in operation at the establishment of the ARO in 2023 as a result of the expansion of the pilot milling operation.

OTHER INCOME (EXPENSE): Other income (expense) for the nine months ended September 30, 2024 and 2023 was $(608,300) and $(532,776), respectively. Other income (expense) for the three months ended September 30, 2024 and 2023 was $(247,009) and $(906,412), respectively. Included in other income in 2024 was interest expense of $(1,305,270), change in derivative of $923,017, currency exchange loss of $(244,356) and miscellaneous income of $18,309. The decrease in the derivative liability was primarily due to the decrease in the Company’s common stock value. The increase in interest expense was due to the conversion of the Company’s ACL to an installment note in December of 2023. Included in other income in 2023 was interest expense of $(345,254), change in derivative of $(142,802), currency exchange loss of $(46,588) and miscellaneous income of $1,848.

OTHER COMPREHENSIVE INCOME: Other comprehensive income includes the Company’s net income (loss) plus the unrealized currency exchange gain for the period. The Company’s other comprehensive income for the nine months ended September 30, 2024 and 2023 consisted of unrealized currency gains (loss) of $(1,243,875) and $141,167, respectively. The Company’s other comprehensive income for the three months ended September 30, 2024 and 2023 consisted of unrealized currency gains (loss) of $(746,323) and $(210,050), respectively. The change is due to the variances in the currency exchange rates between the US Dollar and Mexican Peso throughout the two periods.

Liquidity and Capital Resources

As of September 30, 2024, the Company had negative working capital of $17,293,079 comprised of current assets of $11,174,744 and current liabilities of $28,467,823. This represented an increase of $7,031,434 from the negative working capital maintained by the Company of $10,261,645 as of December 31, 2023 as a result of an increase in cash used in operations during the first half of 2024 and an increase in the Company’s accounts payable and accrued liabilities as of September 30, 2024.

Net cash used in operations for the nine months ended September 30, 2024 was $9,013,473 compared to a use of $11,477,695 during the nine months ended September 30, 2023. The decrease in the cash flow from operations was primarily due to the Company’s loss in 2024 primarily attributed to the ongoing expenses of expansion and a decrease in revenue year to date.

The Company had investing activities during the nine months ended September 30, 2024 of $6,755 compared to $115,273 for the prior year. Expenditures reported for the expansion of mining facilities, which totaled $2,447,826 and $1,226,135 during the nine months ended September 30, 2024 and 2023, respectively, would normally have been included in this category but were expensed due to the Company’s lack of proven and probable reserves at the SJG Project, which therefore, requires the Company to expense costs as incurred related to expansion of test mining and milling activities.

Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was $3,978,713 and $3,678,679, respectively. The net cash provided by financing activities for the nine months ended September 30, 2024 consisted of proceeds from sale of equity of $2,500,000, proceeds from borrowing of $4,000,000 net of payments on the RCL of $2,437,500 and operating lease payments. of $83,787. Cash provided by financing activities for the nine months ended September 30, 2023 consists of proceeds from the sale of stock of $5,000,000 less the repurchase of Series A Preferred stock for $1,250,000, acquisition of treasury stock for $60,250 and lease payments of $11,111.

Through September 30, 2024, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product and from proceeds from the sales of equity and proceeds from borrowing.

Although the Company has incurred net losses and net cash outflows from operating activities and investing activities for the nine months ended September 30, 2024, there were many expenses which were made that were not expended for the production of revenue, such as exploration drilling and mine expansion costs. If these expenses had not been made, the Company’s net loss would have been minimized. The Company believes its cash and cash receipts from its revenue arrangement, proceeds from the sale of equity and proceeds from borrowing will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months from the date these financial statements were available for issuance. Additionally, the Company believes its revenue will be greater in the fourth quarter of 2024 due to the recent opening of additional mines and improvements made to the productivity of the milling activities. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financings. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company did not have any off-balance sheet arrangements, which have or are likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Company’s plan of operation for the next twelve months is to continue the improvement and expansion of the test mining and pilot milling activities and exploration drilling at SJG.

During the fourth quarter of 2024, the Company plans to continue to increase mining and milling to in excess of 800 tons of material a day. The Company opened a second ore deposit in late 2023 and is consistently test mining additional material from this deposit. The Company opened a third ore deposit during May 2024, La Mochomera which is in an area anticipated to provide higher feed grade material at depth. The Company expects to increase efficiency of activities in the fourth quarter of 2024 and is anticipating the ability to extract higher grade ore.

The Company is currently designing plans to accelerate its exploration drilling program. Management and geologists will make decisions based on the drill results, corporate strategies and market conditions, surface mapping, sampling and target generation. The Company has contracted with a "Qualified Person" within the meaning of subpart 1300 of Regulation S-K and Canadian Standard NI 43-101 to interpret the data collected in order to compile a formal Mineral Resource Estimate update in Q4 2024.

Capital Expenditures

The Company’s primary capital expenditures relate to the test mining and pilot milling activities of the SJG Project. The Company expanded its pilot milling plant in 2022 and early 2023 with the addition and installation of two ball mills and expanded the tailings pond operation with water being recycled to the plant. The Company has continued to refine the milling process throughout 2024 with the addition of front and back-end concentrators and utilization of the original mills for higher grinding capacity. All capital expenditures are expensed as the Company is an exploration stage issuer under subpart 1300 of Regulation S-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. This evaluation was accomplished under the supervision and with the participation of our principal executive officer and principal financial officer who concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Form 10-Q. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b-5 trading arrangement” or “non-Rule 10b-5 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

10.6	Employment Agreement dated as of July 22, 2024, by and between the Company and Alonso Sotomayor, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 22, 2024.
10.7	Amendment #5 to its Gold Concentrate Purchase Agreement with MK Metal Trading SA de CV (“MK”) incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2024.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: November 13, 2024	By:	/s/ Rohan Hazelton
Rohan Hazelton,
Director / Chief Executive Officer