Form 10-K/A
period 2023-12-31
DYNARESOURCE, INC.
filed 2025-01-10
CIK 1111741

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

EXPLANATORY NOTE

DynaResource, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Form 10-K”) in response to certain comments received from the SEC in connection with its review of the Original Form 10-K. Specifically, in response to such comments, the following changes and revisions have been made to the Original Form 10-K:

1. The forward-looking statements have been amended and restated to remove the “CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES;” and

2. ITEM 2. PROPERTIES has been amended and restated to remove all technical and other disclosures related to mineral resources and the technical report prepared in 2012 under Canadian standards NI-43-101 referred to in such Item 2.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 13(a)-14(a) under the Exchange Act; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to our mining business, including resource estimates, exploration efforts, results and expenditures, development initiatives at the San Jose de Gracia Project, estimated production and capacity, costs, capital expenditures, expenses, recoveries, gold prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (“ESG”) and human capital management initiatives, risk management strategies, including capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking information in this report includes, but is not limited to, statements regarding the beliefs, plans, expectations or intentions of management, as of the date of this presentation, regarding: (i) DynaResource, Inc.’s (the “Company”) ability to develop its exploration assets via operational cash flow from gold concentrate production; and (ii) the Company’s plans and expectations regarding its proposed 2024 exploration program for its San Jose de Gracia Project. Although the Company believes that the expectations reflected in the forward-looking information are reasonable, there can be no assurance that these expectations and assumptions will prove to be correct. Such forward-looking statements are subject to risks and uncertainties that may cause actual results, performance or developments to differ materially from those contained in the statements including, without limitation, risks related to: (1) fluctuations in commodity pricing, specifically gold and silver; (2) the Company’s ability to retain or engage qualified employees or contractors necessary to conduct mill operations at its San Jose de Gracia Facility; (3) a decreased demand for gold, silver and other minerals; (4) unexpected difficulties with the milling and the extraction of minerals from the Company’s projects; (5) unexpected interruptions and problems encountered in the operation of the San Jose de Gracia Facility; (6) factors that delay or cause difficulties in timing of shipments of concentrates by the Company; (7) potential negative financial impact from regulatory investigations, claims, lawsuits and other legal proceedings and challenges; (8) the possibility that the Company may not have sufficient capital to operate its San Jose de Gracia Facility or facilitate the further exploration of San Jose de Gracia; (9) inflationary pressures; (10) continued access to financing sources; (11) government orders that may require temporary suspension of operations or effects on our suppliers; (12) the effects of environmental and other governmental regulations and government shut-downs; (13) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (14) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt; and (15) other factors beyond the Company’s control.

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

PART I

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

N
Pacific Ocean
México
SINALOA
DURANGO
TEXAS
200 Kilometros
SONORA
CHIHUAHUA
SINALOA
DURANGO
San José de Gracia
Navojoa
Alamos
Huatabampo
El Fuerte
Morelos
Guachochi
Balleza
Hidalgo del Parral
Santa Bárbara
Los Mochis
Topolobampo
Guasave
Guamúchil
Sea of Cortez
Santiago Papasquiaro
Navolato
Culiacán Rosales
Culuacan, Sin. (Capital of the State)
Main High ways
Eldorado
San Dimas
Durango
La Cruz
El Salto
Mazatlán
Escuinapa de Hidalgo
San José del Cabo
Cabo San Lucas
100 kilometros

DynaMexico owns the San Jose de Gracia mineral concessions, which are comprised of 33 distinct concessions covering an aggregate of approximately 9,920 hectares. The concessions are held 100% by DynaMexico and there are no royalty or other interests.

The property on which the SJG Project resides is located in and around the village of San Jose de Gracia, approximately 100 km northeast of Guamuchil, on the west side of Mexico. The village of San Jose de Gracia has a small airstrip and can be accessed by a small airplane, or alternatively, by a dirt mountain road. There are roads providing access to the property on which the SJG Project resides which are accessible throughout the year, with the possible exception of June and July when the rainy season sometimes causes flooding and runoff to make the roads too muddy to navigate.

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

1.
The initial gravity beneficiation/flotation test work on the Tres Amigos and Gossan Cap bulk ore samples were very encouraging with up to 80% recovery of the feed gold into the gravity concentrates while maintaining a minimum concentrate grade of 100 g Au/t ;
2.
The existing tailings samples (feed grades of 3 -8 g Au/t) returned similar recovery results, but had to be cleaned to produce a final concentrate with > 100 g Au/t ;
3.
The overall gold recoveries into the gravity cleaner concentrate still were in excess of 50% of the total feed gold;
4.
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

5.
Written procedures and guidelines to support preferred sampling methods and approaches, with periodic compliance reviews of adherence to such written procedures and guidelines;
6.
Maintenance of a complete chain-of-custody, ensuring the traceability and integrity of the samples at all handling stages from collection, transportation, sample preparation and analysis to long-term sample storage;
7.
Geological logs are checked and verified, and there is a physical sign-off to attest to the validation protocol required;
8.
Quality control checks on collar and downhole survey data for errors or significant deviations;
9.
Third-party fully certified labs are used for assays used in public disclosure or resource models;
10.
Appropriate types of quality control samples are inserted into the sample stream at appropriate frequencies to assess analytical data quality;
11.
Regular inspection of analytical and sample preparation facilities by appropriately experienced personnel;
12.
QA/QC data are regularly verified to ensure that outliers, sample mix-ups, contamination, or laboratory biases during the sample preparation and analysis steps are correctly identified, mitigated or remediated. Changes to database entries are required to be documented;
13.
Database upload and verification procedures to ensure the accuracy and integrity of the data being entered into the project database. These are typically performed using software data-checking routines. Changes to database entries are required to be documented. Data are subject to regular backups.

EXPLORATION PLANS FOR 2024

The Company plans to continue its exploration drilling program with two to six rigs on site. Management and geologists will make decisions based on capital available, the drill results, corporate strategies and market conditions, surface mapping, sampling and target generation. The Company has contracted with a “Qualified Person” within the meaning of subpart 1300 of Regulation S-K to interpret the data collected for a formal mineral resource analysis.

PART IV ITEM 15. EXHIBITS AND OITHER FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNARESOURCE, INC.

Date: January 10, 2025

By: /s/Rohan Hazelton

Rohan Hazelton

Chief Executive Officer