Form 10-K
period 2024-12-31
DYNARESOURCE, INC.
filed 2025-04-07
CIK 1111741

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2024, was $15,169,091 based on the closing price of $1.00 per share as reported on the OTCQX. For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 29,315,726 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (April 4, 2025)

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference. None.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to our mining business, including resource estimates, exploration efforts, results and expenditures, development initiatives at the San Jose de Gracia Project, estimated production and capacity, costs, capital expenditures, expenses, recoveries, gold prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (“ESG”) and human capital management initiatives, risk management strategies, including capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking information in this report includes, but is not limited to, statements regarding the beliefs, plans, expectations or intentions of management, as of the date of this presentation, regarding: (i) DynaResource, Inc.’s (the “Company”) ability to develop its exploration assets via operational cash flow from gold concentrate production; and (ii) the Company’s plans and expectations regarding its proposed 2025 exploration program for its San Jose de Gracia Project. Although the Company believes that the expectations reflected in the forward-looking information are reasonable, there can be no assurance that these expectations and assumptions will prove to be correct. Such forward-looking statements are subject to risks and uncertainties that may cause actual results, performance or developments to differ materially from those contained in the statements including, without limitation, risks related to: (1) fluctuations in commodity pricing, specifically gold and silver; (2) the Company’s ability to retain or engage qualified employees or contractors necessary to conduct mill operations at its San Jose de Gracia Facility; (3) a decreased demand for gold, silver and other minerals; (4) unexpected difficulties with the milling and the extraction of minerals from the Company’s projects; (5) unexpected interruptions and problems encountered in the operation of the San Jose de Gracia Facility; (6) factors that delay or cause difficulties in timing of shipments of concentrates by the Company; (7) potential negative financial impact from regulatory investigations, claims, lawsuits and other legal proceedings and challenges; (8) the possibility that the Company may not have sufficient capital to operate its San Jose de Gracia Facility or facilitate the further exploration of San Jose de Gracia; (9) inflationary pressures; (10) continued access to financing sources; (11) government orders that may require temporary suspension of operations or effects on our suppliers; (12) the effects of environmental and other governmental regulations and government shut-downs; (13) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (14) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt; and (15) other factors beyond the Company’s control.

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

PART I

ITEM 1. BUSINESS

History and Organization

DynaResource, Inc. operates its 100% owned San Jose de Gracia producing gold mine in México. The Company is a minerals investment, management, and exploration company, focused on the advancement of precious metals assets in México. The Company was originally incorporated in the State of California on September 28, 1937, under the name West Coast Mines, Inc. In November 1998, the Company re-domiciled from California to Delaware and changed its name to DynaResource, Inc. (“DynaUSA”). Our common stock is traded on the OTCQX, the top tier of the OTC Markets Group under the symbol “DYNR”.

DynaUSA owns 100% of the outstanding shares of DynaResource de México, S.A. de C.V. (“DynaMexico”) which owns 100% of the mining concessions, equipment, camp and related facilities which comprise the San Jose de Gracia mining project. We have one wholly owned subsidiary in the USA, DynaMéxico US Holding LLC (“US Holding”) and four in Mexico, DynaResource de Mexico S.A. de C.V. (“DynaMéxico”), Mineras de DynaResource S.A. de C.V. (“DynaMineras”), DynaResource Operaciones, S.A. de C.V. (“DynaOperaciones”) and Minera de Alica S.A. de C.V.(“DynaAlica”), collectively referred to as “the Company”. Although we consider the four Mexican subsidiaries to be wholly owned, each has issued one qualifying share to a second shareholder as required under Mexican law, with such qualifying shares held by US Holding. The Company currently conducts exploration, project developments, and site based processing activities at the San Jose de Gracia Property (“SJG”), in northern Sinaloa State, México.

Product

The end use product resulting from the Company’s site-based processing activities at SJG is in the form of gold-silver concentrate. Gold-silver concentrate, or simply concentrate, is raw precious metals materials that has been crushed and ground finely to a sand-like product where gangue (waste) and non-precious metals are removed or reduced, thus concentrating the precious metals component. Concentrate processed and produced from San Jose de Gracia is transported and sold to a third-party for further processing.

During 2024, we reported the delivery and sale of 22,003 ounces (Oz) gold (subject to final settlements) contained in concentrate. All gold concentrate originated from the San Jose de Gracia Property in México. Gold concentrates are sold at a small discount, the payability adjustment, to the prevailing spot market price, based on the price per ounce of gold quoted at the London PM gold fix, with the actual net payable precious metals prices received depending on the sales contract. Concentrates are priced by the assay of the gold content in the concentrate deliveries and the final selling price and gold quantities are subject to final adjustments at the time of final purchase settlement.

Metals Prices

The results of the Company are substantially dependent upon the market prices of gold and silver, which fluctuate widely. In September 2024, the Company entered into a derivative contract to protect the selling price for certain anticipated gold and silver production and to manage risks associated with foreign currencies with 75% of the production being sold at $2,495 per ounce for a total delivery under the contract of 9,000 ounces. The effect of this hedging activity was approximately negative $850 thousand in fiscal 2024. In March 2025, the Company fulfilled its delivery obligation under the commodity pricing contract.

Gold and Silver Pilot Processing Methods

Gold and silver are extracted from mined mineralized material, by crushing, grinding, milling, and further primarily by flotation recovery as well as some gravity recovery. The mineralized material is extracted by underground mining methods. The processing plant at the San José de Gracia mine site is composed of conventional crushing and grinding circuits, and primarily flotation recovery methods. A single gravity concentrator is in operation which produces a separate gravity concentrate and the Company expects to expand the gravity circuit in 2025. The gravity and flotation concentrates are partially dewatered and transported to purchasers in armored and secured semi-trailer trucks.

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

Segment Information

The Company operates in one reportable segment focused on exploration and related site-based processing activities at its gold-silver project in Mexico. Any concentrate produced is incidental to exploration and evaluation efforts and not the result of commercial production.

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

Mining Permits. The Secretariat of Environmental and Natural Resources, the Mexican Government environmental authority ("SEMARNAT"), is responsible for issuing environmental permits associated with mining. Three main permits required before construction can begin are: Environmental Impact Statement (known in México as Manifesto Impacto Ambiental) ("MIA"), Land Use Change (known in México as Estudio Tecnico Justificativo Para Cambio de Uso de Suelo) ("ETJ"), and Risk Analysis (known in México as Análisis de Riesgo) ("RA"). A construction permit is required from the local municipality and an archaeological release letter must be obtained from the National Institute of Anthropology and History (known as "INAH"). An explosives permit is required from the ministry of defense before construction can begin. The Environmental Impact Statement is required to be prepared by a third-party contractor and submitted to SEMARNAT and must include a detailed analysis of climate, air quality, water, soil, vegetation, wildlife, cultural resources and socio-economic impacts. The Risk Analysis study (which is included into the Environmental Impact Statement and submitted as one complete document) identifies potential environmental releases of hazardous substances and evaluates the risks in order to establish methods to prevent, respond to, and control environmental emergencies. The Land Use Change requires that an evaluation be made of the existing conditions of the land, including a plant and wildlife study, an evaluation of the current and proposed use of the land, impacts to naturally occurring resources, and an evaluation of reclamation/re-vegetation plans.

We believe we operate in compliance with all applicable governmental laws and regulations and the costs of compliance are paid for on an ongoing basis. Due to the nature of our permit, we have requirements for landscape restoration which are fulfilled on an ongoing basis. We are working under a permit which required a Forest Fund bond of approximately 134,487 pesos and does not require, other than the replanting of like vegetation material, any reclamation work since we are mining underground. We maintain a greenhouse of approximately 10,000 trees and a full-time gardener to undertake rehabilitation work programs.

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the year ended December 31, 2024 and 2023, the Company sold gold-silver concentrates to one purchaser pursuant to an Advance Credit Line Facility (“ACL”) and a Revolving Credit Line Facility (the “RCL”) in accordance with the Commercial Offtake Agreement. As gold-silver concentrate can be sold through numerous gold and silver market traders worldwide, and the price paid to the Company under the ACL/RCL varies based on market conditions, the Company is effectively not economically dependent on a limited number of customers for the sale of its product.

Products and Raw Materials

Gold-silver concentrate is the only product we produce. Additionally, we have no major suppliers of raw materials as the ore we mine is the most important raw material we use. Supplementary supplies such as fuel and organic reagents are in ready supply from a number of vendors.

Competitive Business Conditions

We compete with many companies in the mining and mineral exploration and production industry, including large, established mining companies with substantial capabilities, personnel, and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in the United States, Canada, Mexico, and other areas where we may conduct our mining or exploration activities. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these entities, many of which have significantly greater financial resources and larger technical staff than we do. From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition may be unavailable due to their previous acquisition by other companies or our lack of financial resources.

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

Human Capital Resources

As of December 31, 2024, we had approximately 220 employees in Mexico and 5 in the United States and Canada. All our employees based in the United States and Canada work in an executive, technical or administrative position, while our employees in Mexico include management, laborers, craftsmen, mining, geologist environmental specialists, information technologists, accountants and various other support roles. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines. For the United States and Canada, we also engage independent contractors for technical and professional expertise. None of our employees in México are covered by union contracts and the Company believes it has good relations with our employees.

As part of our fundamental need to attract, reward and retain talent, we regularly evaluate our compensation, benefits and employee wellness offerings. We believe that our compensation arrangements are competitive in the industry.

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

DynaResource has constructed and donated a medical clinic to the SJG community and contributed funds for repairs and upgrades to the local church and school, and provided education and business training to adults, creating new opportunities for current residents. Additionally, we’ve funded and constructed roads within the community and improved a road from Sinaloa de Leyva to SJG, a distance of over 60 kilometers.

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

Not applicable.

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

During the year ended December 31, 2024, the Company did not experience any risks from cybersecurity threats that materially affected or were reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

The Company’s Board of Directors, through its Audit Committee (the “Committee”), provides oversight of risks from cybersecurity threats by monitoring incident-based reports from Tuearis as to the existence and severity of such risks. When risks are identified, the Committee works with the Company’s Chief Financial Officer to develop appropriate responses, based on the recommendations of Tuearis. The Company does not have an employee with specific expertise in cybersecurity risk management but relies on Tuearis to provide that expertise. All material cybersecurity risks, incidents, and responses are reported to the Committee as a routine matter.

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

Administrative and Logistics Offices

DynaMéxico maintains administrative and logistics offices in Guamuchil and Mazatlan, Mexico, both of which are under month-to-month payment terms.

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

N
Pacific Ocean
México
SINALOA
DURANGO
TEXAS
200 Kilometros
SONORA
CHIHUAHUA
SINALOA
DURANGO
San José de Gracia
Navojoa
Alamos
Huatabampo
El Fuerte
Morelos
Guachochi
Balleza
Hidalgo del Parral
Santa Bárbara
Los Mochis
Topolobampo
Guasave
Guamúchil
Sea of Cortez
Santiago Papasquiaro
Navolato
Culiacán Rosales
Culuacan, Sin. (Capital of the State)
Main High ways
Eldorado
San Dimas
Durango
La Cruz
El Salto
Mazatlán
Escuinapa de Hidalgo
San José del Cabo
Cabo San Lucas
100 kilometros

DynaMéxico owns the San Jose de Gracia mineral concessions, which are comprised of 33 distinct concessions covering an aggregate of approximately 9,920 hectares. The concessions are held 100% by DynaMéxico and there are no royalty or other interests.

The property on which the SJG Project resides is located in and around the village of San Jose de Gracia, approximately 100 km northeast of Guamuchil, on the west side of Mexico. The village of San Jose de Gracia has a small airstrip and can be accessed by a small airplane, or alternatively, by a dirt mountain road. There are roads providing access to the property on which the SJG Project resides which are accessible throughout the year.

Local Resources and Infrastructure

Accommodations

The Village of San Jose de Gracia maintains a few stores which offer essential goods and services. The mine site area camp maintains facilities which can accommodate about 65 persons in 32 rooms. Contractors manage their own camps for their personnel. The Village of SJG has additional rooms via hotels and boarding houses. Out of a total workforce of 223 employees, 143 reside in San Jose de Gracia.

Power

A power line to the San José de Gracia Project has been installed by the Comisión Federal de Electricidad, the only authorized power producer in Mexico. The power line was installed in March 2012 from the La Estancia area of the municipality of Sinaloa de Leyva, a distance of approximately 75 kilometers.

The power line is currently 220 volts maximum capacity, which supplies the plant, including the office and camp facilities at SJG, such as water pump, air conditioning, refrigeration, lights, internet, and fans, as well as local residential use. The SJG Project can produce its own diesel-generated power as a backup to the power grid in case of interruptions.

Offices – Camp Facilities

The SJG Project sources many of its supplies from nearby towns, Guamuchil, Los Mochis and Culiacan. There is a satellite dish installed at the SJG Project providing communications from the SJG Project. At the SJG Project, DynaMéxico maintains a camp staff, including geologists, field helpers, consultants, security, cooks and cleaners. Most of these employees come from the local community.

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

Title to 32 of the 33 mining concessions is registered in the sole name of DynaMéxico. The one exception is the San Miguel concession. For the San Miguel concession, DynaMéxico has entered into transfer agreements with the registered owners of 50% of the concession title, and DynaMéxico has also entered into promise to sell and purchase agreements with registered owners of the balance of the concession title. Under Mexican law, such agreements require the consent or relinquishment of first rights of refusal from the registered owners of 100% of the concession title, in order to have legal effect and be eligible for registration before the Mines Recorders’ Office.

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

Surface Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), the Company maintains access and surface rights for the SJG Project pursuant to a 20-year Land Lease Agreement. This lease agreement with the Santa Maria Ejido Community (the owners of the surface rights) is dated January 6, 2014 and continues through 2033. The lease agreement covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments of $1,359,443 Pesos (adjusted for inflation). The 2024 payment was $5,296,950 pesos (approx. $288,000 USD).

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

Royalties, Encumbrances and Environmental Liabilities

The SJG Property is not subject to any royalties or encumbrances, other than in accordance with our Revolving Credit Line, and there are no known environmental liabilities.

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

DynaMéxico Permits and Bonding Requirements

Exploration Permit: On June 28, 2010, DynaMéxico filed a Preventive Exploration Notice (Preventive Exploration Notice) at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the SJG Project. On July 21, 2010, SEMARNAT approved, for a term of 36 months, the execution of the mineral exploration activities at SJG set out in the Preventive Exploration Notice, as it determined that such activities fall within the framework of the NOM-120, subject to the following conditions: (a) filing and approval by SEMARNAT of a CSUP with respect to SJG (see below), and (b) posting of a bond in the amount of $134,487 Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities.

Change of Soil Use Permit

On August 9, 2010, DynaMéxico filed at the offices of SEMARNAT a CSUP Application and Technical Justification Study to carry out certain mineral exploration activities set out in the Preventive Exploration Notice approved by SEMARNAT on July 21, 2010 (see above) at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of SJG). On December 20, 2010, SEMARNAT approved the CSUP Application filed by DynaMéxico with respect to SJG and authorized DynaMéxico the execution of mineral exploration activities on 5,463 hectares of SJG for a term of 36 months, and it is continually renewed as required.

Water Rights Certification

On March 8, 2012 the Director of Water Administration of CONAGUA certified in writing the rights of DynaMéxico to use, exploit and extract 1,000,000 cubic meters of water per year from the Company’s extraction infrastructure located in SJG. CONAGUA determined that DynaMéxico’s water rights are not subject to any other water rights concession or any other water extraction restriction.

Bonding Requirements

Under the CSUP issued to DynaMéxico on December 20, 2010, SEMARNAT imposed upon DynaMéxico the obligation to post a bond in the amount of $116,911 Pesos for reforestation and remediation measures in SJG. The Company maintains a greenhouse of 10,000 trees which are used in the reforestation efforts as necessary.

Under Preventive Exploration Notice (Preventive Exploration Notice) approved by SEMARNAT on July 21, 2010, SEMARNAT imposed upon and DynaMéxico complied, the obligation to post a bond in the amount of $134,487 Pesos, to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities. As required by US Generally Accepted Accounting Principles (“US GAAP”) the Company also has an asset retirement obligation recorded as of December 31, 2024 for the net present value of the cost to dismantle and dispose the plant and remove the tailings pond.

DynaMéxico has sought and obtained all required environmental permits, temporary land occupation rights and consent letters from the regulatory agencies, local municipalities and the State of Sinaloa, in order to conduct its mining, production, exploration and drilling activities on the four main deposit areas at SJG. DynaMéxico will be required to obtain further permits in order to conduct drilling in these four areas and the other areas, and in order to carry out future mining, milling, and production activities, and will timely obtain such permits, as and when required.

HISTORY OF SAN JOSE DE GRACIA

Historical production at San José de Gracia dates from the 1800’s and totals approximately one million ounces of gold mined from high-grade quartz veins. Large-scale mining in the camp began in 1870 and ended in 1910 with the onset of the Mexican Revolution. The majority of the production came from the Anglo, Rosario and La Cruz Mines on the Purisima Ridge trend, and from the La

Prieta Mine on the La Prieta trend (reference Fig. 2). The remainder of the production was derived from as many as 60 smaller mines throughout the 12 square kilometer area, including the Palos Chinos, San Pablo, Tres Amigos, La Ceceña, Los Hilos, Santa Rosa, Veta Tierra, La Union, Santa Eduwiges, La Mochomera and La Parilla Mines.

This table presents the historic reported gold production for San Jose de Gracia prior to 1970:

Area	Gold Production (oz)	Gold Grade (g/t)	Mined Width (m)
Purisma Ridge Trend (includes the Anglo, Rosario, Jesus Maria and La Cruz Mines)	471,000	67.0	Unknown
La Prieta Trend (La Prieta Mine)	215,000	28.0	1.5 – 3 m
Other areas	300,000	Unknown	Unknown

It was not until the 1970’s when mining could resume at San José de Gracia, when the first road to SJG was opened, allowing Compañia Rosarito to begin producing gold from the Palos Chinos, San Pablo, Tres Amigos and La Union mines.

Recent Ownership of the Property

By 1977, the underlying owners of the mining concessions and subsequent vendors to Minera Finisterre SA de CV. (“Finisterre”) succeeded in acquiring control of most of the district, and installed a 70 ton per day flotation concentrator. Finisterre subsequently acquired the property through option agreements with the underlying vendors and continued some exploration work, although most of its financial resources were expended in erecting a larger, 200 ton per day concentrator.

Golden Hemlock Explorations Ltd., a Canadian company, obtained an option to acquire majority control of Finisterre and commenced work on the property in 1997. The actual exploration and development work was performed by Perforaciones Quest de Mexico (“PQM”), which was under contract to Finisterre, and whose efforts consisted primarily of core drilling, trenching and mapping. PQM completed a 63-hole, 6,000-meter core drilling program in 1997.

In 1998-1999, Pamicon Developments Ltd., a Canadian company, examined the results of the 1997 drilling program, including PQM’s technical work, in order to calculate possible mineral reserves, and to review the general status of the property.

During the first half of 1999, DynaResource, Inc. and its agents arranged to collect samples for metallurgical testing. In June of 2000, DynaResource formed its subsidiary DynaMexico, in order to acquire and consolidate ownership of the San Jose de Gracia Project. By December 2003, DynaMexico had completed the acquisition of and consolidation of 100% of the San Jose de Gracia Project from Golden Hemlock and Finisterre - with the sole exception of the San Miguel mining concession.

Infrastructure Improvements, Expansion and Increased Output

As part of its ongoing exploration and project advancement activities at San Jose de Gracia, the Company continues to upgrade the on-site infrastructure and processing facilities. Significant improvements have been made such that the condition of the equipment is new, relatively new or in good condition. The Company has four primary ball mills currently running 800 tons per 24-hour day at the end of 2024.

The Company’s exploration efforts at San Jose de Gracia are aimed at increasing the mineral resource base, with particular focus on gold. Since initiating on-site processing activities in January 2015, the Company has expanded its throughput capacity from an initial 75 tons per 24-hour operating day to 800 tons per day by year-end of 2024.

In accordance with SEC requirements for an exploration stage issuer under S-K 1300, the Company expenses all costs related to site operations, project improvements, and development activities. As a result these expenditures are not capitalized on the Company’s balance sheet. Through December 31, 2024, this treatment has resulted in a net operating loss carry-forward which may be used to offset future taxable earnings.

The Company is currently classified as an exploration stage issuer under Section 1300 of Regulation S-K. In accordance with SEC requirements all costs related to site operations, infrastructure improvements, and project expansion are expensed as incurred. As such these costs are not capitalized as assets on the Company’s balance sheet.

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

The SJG Project can be accessed by road, from either the City of Culiacán or the City of Guamuchil. Either route goes through the small town of Sinaloa de Leyva, then from Sinaloa de Leyva by gravel mountainous road to the village of San José de Gracia (population 750), which covers approximately 90 kilometers and is roughly a five-hour trip.

The SJG Project can also be accessed by air. A gravel airstrip is located adjacent to the San Jose de Gracia Village. The airstrip is suitable for light aircraft and charter flights of 45 minutes duration are available from the cities of Los Mochis or Culiacán. Much of the labor for mining and production activities of DynaMéxico is provided by the local community of SJG.

Climate and Operating Season

The climate is semi-tropical with a rainy season dominating June and July. For some activities on the SJG project, operations may be suspended during the rainy season.

MINERAL PROCESSING AND METALLURGICAL TESTING

Bulk Sample, Hazen Process Development Metallurgical Report

Ore and existing mill tailings samples were collected prior to DynaMéxico’s acquisition and consolidation of San Jose de Gracia. The ore samples consisted of a bulk (about 500 kg) of stockpiled ore from the lower adit of the Tres Amigos mine (intercept of the Tres Amigos and Orange Tree veins). In addition, approximately 100 kg of ore as a bulk sample was taken from the surface at the Gossan Cap area. Three additional ore samples (approximately 5-15 kg each) were assembled from splits of the cores from several of the 1997 drilling program core holes to develop samples representing different ore types for testing. These included: 1) composite drill cores from Palos Chinos, 2) massive sulfide from the Tres Amigos vein and 3) disseminated, nonsurprise mineralized zones at the bottom of several Tres Amigos core holes. The logic was that major exploratory test work to define a metallurgical process would be done on the bulk sample from the adit at Tres Amigos and the other samples would have limited testing done at the selected metallurgical process conditions to verify the performance of the selected metallurgical process circuit on other types of San José mineralization. Finally, several bulk samples (50-100 kg) of existing tailings from the Rosarito mill and the old Rosarito mill were collected and used to conduct flotation, gravity, and limited leachability test work on the tailings.” Samples were shipped to the laboratory of Carbonyx Carbon Technologies in Plano, Texas where in 2000 and 2001 two separate preliminary test programs were conducted, one for the tailings, and the other for a portion of the bulk Tres Amigos ore. The Company developed a concept for the metallurgical processing to produce both gravity and flotation concentrates. The tests confirmed a metallurgical flow sheet to be utilized at San José to recover up to 90% of the feed gold into the concentrates. The above “in-house” testing established a preliminary flowsheet for a mill circuit for processing either primary ore or for reprocessing the existing tailings. Subsequently Hazen Research Laboratories of Golden, Colorado (“Hazen”) was engaged to provide independent verification of the in-house work and carry out additional optimization test work. Lockwood Greene Company and Mr. Henderson prepared and verified completion of the scope of work.

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

1.
Written procedures and guidelines to support preferred sampling methods and approaches, with periodic compliance reviews of adherence to such written procedures and guidelines;
2.
Maintenance of a complete chain-of-custody, ensuring the traceability and integrity of the samples at all handling stages from collection, transportation, sample preparation and analysis to long-term sample storage;
3.
Geological logs are checked and verified, and there is a physical sign-off to attest to the validation protocol required;
4.
Quality control checks on collar and downhole survey data for errors or significant deviations;
5.
Third-party fully certified labs are used for assays used in public disclosure or resource models;
6.
Appropriate types of quality control samples are inserted into the sample stream at appropriate frequencies to assess analytical data quality;
7.
Regular inspection of analytical and sample preparation facilities by appropriately experienced personnel;
8.
QA/QC data are regularly verified to ensure that outliers, sample mix-ups, contamination, or laboratory biases during the sample preparation and analysis steps are correctly identified, mitigated or remediated. Changes to database entries are required to be documented;
9.
Database upload and verification procedures to ensure the accuracy and integrity of the data being entered into the project database. These are typically performed using software data-checking routines. Changes to database entries are required to be documented. Data are subject to regular backups.

EXPLORATION PLANS FOR 2025

The Company plans to continue its exploration drilling program with dedicated geologists currently mapping underground updating the structure interpretation of the mine. Management and geologists will make decisions based on capital available, the drill results, corporate strategies and market conditions, surface mapping, sampling and target generation. The Company has contracted with a “Qualified Person” within the meaning of subpart 1300 of Regulation S-K to interpret the data collected for a formal mineral resource analysis.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters in the ordinary course of its business. The Company intends to defend itself vigorously against any such claims. It is the Company’s policy to accrue for amounts related to lawsuits brought against it if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of those ordinary course matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity, or financial position.

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

Mercuria Energy Trading S.A vs Mineras de DynaResource S.A. de C.V.

In 2020, Mercuria Energy Trading, S.A. (“Mercuria”) initiated an arbitration proceeding against Mineras de DynaResource, S.A. de C.V. (“Mineras”), arising out of the earlier-terminated supply agreement between the parties. In January 2022, the arbitration panel awarded Mercuria the sum of US$1,822,674, plus interest at 2% over the quarterly compounded USD three- month LIBOR rate, from February 2020 forward. In August 2022, the panel also assessed costs of the arbitration proceeding against Mineras, in the aggregate amount of £ 376,233. DynaResource has accrued $1,000,000 for the arbitration award and related costs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the OTCQX, the top tier of the OTC Markets under the symbol "DYNR". The following table sets forth, for the periods indicated, the high and low bid quotations which reflect inter-dealer prices, without retail mark-up or mark-down and without commissions, and may not reflect actual transactions. All amounts are denominated in U.S. dollars.

Year Ended December 31, 2024	Low	High
First Quarter	1.72	2.04
Second Quarter	1.52	1.94
Third Quarter	0.80	1.50
Fourth Quarter	0.75	1.16
Year Ended December 31, 2023	Low	High
First Quarter	2.10	2.50
Second Quarter	1.80	2.30
Third Quarter	1.90	3.00
Fourth Quarter	1.96	2.61

As of December 31, 2024, there were 29,315,726 shares of our common stock outstanding, which were held by approximately 417 shareholders of record. The number of shareholders of record does not include shareholders that hold their shares in street name or with a broker.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a minerals investment, management, and exploration company, and currently advancing its high-grade San Jose de Gracia gold project in México through an operating subsidiary. Activities are focused on exploration, technical evaluation, and project development in support of expanding the mineral resource base.

We currently conduct activities in México through our operating subsidiary DynaMéxico. We currently own 100% of the outstanding shares of DynaMéxico, and DynaMéxico owns 100% of mining concessions, equipment, camp and related facilities which comprise the SJG.

In addition to investing in the continued advancement and development of its San Juan de Gracia Project, the Company has also focused on strengthening corporate governance practices, with the objective of meeting the listing requirements of additional exchanges in the US and/or Canada.

Project Improvements, Expansion and Increased Output

Since 2015, the Company has carried out limited site-scale processing and operational activities at SJG in support of its exploration and evaluation programs. These activities have been aimed at enhancing technical understanding of the deposit, optimizing on-site infrastructure, and supporting project advancement. In 2022, the company expanded its focus on exploration efforts at SJG with the objective of increasing the project’s mineral resource base, primarily targeting gold.

From initial small-scale operations averaging of 100 tons per 24-hour operating day in 2015, throughput has steadily increased, reaching an average of approximately 700 tons per day in 2024. In 2023 alone, daily processing volumes rose by 30%, from 550 to 700 tons.

For 2025, the Company expects to increase in daily throughput to an average of 800 tons, with installed capacity now in place to support up to 1,000 tons per day.

The Company remains classified as an exploration stage issuer under Regulation S-K 1300 and does not currently meet the criteria for designation as an operating stage issuer.

The Company is currently reporting all costs of mine operations, improvements, and expansion as expenses in accordance with United States Generally Accepted Accounting Principles (“GAAP”) The result of expensing all costs is that the Company has accumulated a net loss carry forward from México operations of approximately $18 million USD which is available to offset future taxable earnings.

Results for the Years Ended December 31, 2024 and 2023

Summary of Site Based Processing and Operational Activity, 2018 to 2024:

Year	Total Tonnes Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566
2022	137,740	8.18	88.05%	31,905	25,554
2023	198,518	5.58	76.50%	27,252	24,829
2024	257,676	4.07	76.24%	25,677	22,003

In 2024, on-site operational activities at San Jose de Gracia resulted in the processing of 257,676 Tons and the production of approximately 25,677 gross Oz Au. After dry weight adjustments at settlement terms with the buyer, approximately 22,003 Oz Au were sold.

Quarterly Results for the Three and Twelve Months Ended December 31, 2024 and 2023:

		Three Months Ended		Year Ended
Key Operating Information	Unit	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Operating Data
Ore mined	t	59,490	45,755	233,782	172,062
Mining rate	tpd	647	497	639	471

Ore Milled	t	67,670	45,151	257,676	198,518
Mill Throughput	tpd	736	491	704	544

Grade	g/t	4.12	4.71	4.07	5.58
Recovery Au	%	75.58%	79.05%	76.24%	76.50%
Gold Ounces Produced	oz	6,775	5,405	25,677	27,252
Gold Ounces Sold	oz	6,897	4,552	22,003	24,829

(1) Gold concentrate sold during the period is not equal to gold concentrate recovered during the period due to timing of shipments to buyer, and due to buyer’s payability discount for the purchase of gold concentrate, and due to any adjustment from dry weight and assay in provisional settlements with the final assays.

Mill feed grades and recovery rates are based on internal estimates derived from assay data and estimated weights of material processed.

The drop in the feed grade at the pilot plant facility is a result of the planned reduction of certain high-grade zones in accordance with the mine plan, as well as higher dilution experienced in the processed material. The increase in processed tonnage within SJG also contributed to lower grades ore being treated. To support throughput, the Company opened a new development area at San Pablo during the fourth quarter of 2023, and an additional target zone, La Mochomera, in May 2024, which is expected to yield higher-grade material at depth.

2024 HIGHLIGHTS

Operational Performance

Throughout the second half of 2024 (H2 2024), the Company has remained focused on developing and implementing the optimization program at the San Jose de Gracia mine aimed at increasing process plant throughput and recoveries, and improving maintenance and equipment usage with the goal of improving efficiencies and profit margins at the SJG Project level.

Operational results for the quarter demonstrated significantly improved efficiencies as a result of the ongoing optimization program with a steady improvement as the quarter proceeded with metal production of 2,626 ounces of gold in October, 2,182 ounces in November and 1,968 ounces in December. In Q4 2024 total metal production of 6,776 ounces of gold was a 19% increase from 5,676 ounces the previous quarter and a 25% increase from 5,405 ounces in Q4 2023. Production for the full year 2024 totaled 25,677 ounces of gold, which fell within the Company’s revised guidance.

Milled throughput for Q4 2024 was 67,670 tons, representing a 9% increase compared to 61,900 tones in Q3 2024 and a 50% improvement over 45,151 tones in Q4 2023. Milled throughput for the full year 2024 was 256,676 tons representing a 30% increase over 2023 annual milled throughput of 198,518 tons.

The increase in ounces produced during the quarter was a result of the increase in feed grade from 3.78 g/t in Q3 2024 to 4.12 g/t in Q4 2024, compared to 4.71 g/t in Q4 2023. The average head grade for the full year 2024 was 4.07 g/t.

Through significant capital investment made in Q2 and Q3 2024, the Company has made several upgrades to the plant, increase in capital underground development and increased access to working faces and improved the utilization and productivity of current infrastructure, which benefited Q4 2024 production

A new vibrating screen was installed in the crushing circuit in August 2024 which has resulted in a more consistent and overall improved mill performance which is demonstrated by September’s performance of an average of 770 tons per day produced. Throughout October, production averaged 825 tons per day with further improvements expected. Improvements to the flotation circuit have led to improvements in grades with steady month-over-month increases in the metallurgical results achieved.

At the plant level, metallurgical test work with new reagents also resulted in an optimized flow sheet and demonstrated the ability to deliver up to a 79% recovery, under certain conditions. The Company is working to improve the consistency of plant recoveries.

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

Detailed activities from the three main deposits include:

Tres Amigos

At the Tres Amigos vein north zone a new ore drive was completed in the upper levels enabling further access to this high-grade vein via a new mining face. Mining from this face was incorporated into Q3 2024 production and will continue throughout 2025 as mining this is currently one of the main sources of high-grade ore to the mill. This newly gained access will also enable diamond drilling deeper with a lateral extension toward this untested north and south extension with the goal of increasing inventory.

San Pablo Viejo and San Pablo Sur

Throughout the 3rd quarter of 2024 the Company continued active mining from multiple faces at the San Pablo deposit while continuing development work on the access to the San Pablo deposit.

San Pablo Viejo and San Pablo Sur are expected to remain the primary sources of gold production through 2025 and 2026, with continued potential beyond. Additionally, the South Extension at the 500 level presents an exciting high-grade opportunity, potentially yielding “Bonanza” style gold grades in the short to mid-term. The mine is well-positioned for the future, with a focus on developing new reserves and expanding deeper into the La Mochomera vein.

La Mochomera

The La Mochomera vein is also expected to be an important source of gold production during 2025 and 2026 and with particularly interesting high-grade opportunities at depth which is also open.

OUTLOOK (SJG)

With a successful Q4 2024 demonstrating more normalized operations, the Company believes that San Jose de Gracia is well positioned for 2025. The steady increased rate of production resulted in 2024 full year production meeting the Company’s updated guidance.

While the Company made significant headway in the last half of 2024, the continued effort to optimize operations will remain focused on improving ore to the mill, throughput rates, and recoveries. San Pablo Sur, San Pablo, La Mochomera and the Tres Amigos ore bodies will continue to be the main contributors to production in the year ahead. Development in these areas will also be a key focus for the Company to access high-grade zones and new mining faces.

As a result of the capital investments made to the mine and mill, exploration expenditure in Q4 2024 remained minimal, limiting available high-grade resources ready for short term mining. In the near term, exploration will drill targets that are expected to continue to grow the existing high-grade ore resources and increase mineable inventory.

The Company has continued to invest exploration spending in both near-mine extensions and geological studies and interpretation. The Company plans to complete an SK-1300 Mineral Resource Estimate Update in Q2 2025 at San Jose de Gracia to San Pablo Sur, San Pablo, La Mochomera and the Tres Amigos ore bodies which will include development proposals for additional exploration for ore veins in the short and mid-term.

The Company expects to start near-mine extension drilling on the property in July 2025 (Q3 2025) and expand to surrounding areas by year end. Exploration will focus on growing the known resources at San Jose de Gracia.

The Company will prioritize drilling high grade underground targets that can readily be brought into the mine plan as well as the continued regional program to better understand the potential of the significant land package at San Jose de Gracia. Additionally, planning for deeper and lateral drilling in between the San Pablo and Tres Amigos veins has highlighted the potential for extending the high-grade underground resource at San Jose de Gracia, especially in zones that were previously thought to be discontinuous such as near faulting, and has identified the opportunity to develop San Pablo, San Pablo Sur, La Mochomera and Tres Amigos exploration potential. At the La Mochomera deposit, the Company seeks to explore high grade potential toward south to Palos Chinos and Purisima historical mines which operated over 100 years ago as high-grade mines.

A new tailings dam was completed during Q3 2024 with a total estimated storage capacity of 670,751 cubic meters distributed in two stages to hold additional future tailings for approximately 3.0 years. The use of the third stage storage facility is underway and planning for the fourth stage is in process.

Results for the Years Ended December 31, 2024 and 2023

REVENUE: Revenue increased approximately 31% to $46,503.016 for the year ended December 31, 2024 from $35,573,194 for the year ended December 31, 2023. This was primarily due to an increase in net revenue per ounce from $1,433 to $2,113.

MINE PRODUCTION COSTS: Mine production costs for the years ended December 31, 2024 and 2023 were $15,090,417 and $11,156,677 respectively. These costs were directly related to the extraction of mine tonnage to be processed at the mill. The increase is primarily due to a 30% increase in mined tonnage.

MINE DEVELOPMENT AND STRIPPING COSTS: Mine development and stripping costs for the years ended December 31, 2024 and 2023 were $11,809,670 and $8,311,027, respectively. These include the costs of extracting waste material to reach the materials to be extracted for processing. The increase was a result of the increase in volume.

PRODUCTION COSTS RELATED TO SALES: Production costs related to sales for the years ended December 31, 2024 and 2023 were $6,046,714 and $6,669,568, respectively. These are expenses directly related to the milling, packaging and shipping of primarily gold and other precious metals product.

CAMP, WAREHOUSE AND FACILITIES: Camp, warehouse and facility cost for the years ended December 31, 2024 and 2023 were $5,527,949 and $5,453,778, respectively. These were the support costs of the mining facilities including housing, food, security and warehouse operations. The increase was a result of the increase in personnel from the increase in operations.

TRANSPORTATION: Transportation costs for the years ended December 31, 2024 and 2023 were $4,971,128 and $4,484,766, respectively. These were the costs of transporting material between the mine and the mill, and delivery of the concentrate to the customer for treatment and sale. The increase was a result of the overall increase in volume transported and the general increase in fuel and trucking costs.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the years ended December 31, 2024 and 2023 were $2,548,899 and $2,554,505 respectively. These were the costs associated with the expansion of the mining facilities. Primary expenditures in 2024 was related to the opening of new mine access and continued upgrades to the ball mills. Primary expenditures in 2023 were additional costs related to the new ball mills, including a new crusher, and concentrators on the front and the backs of the mill to aid in free gold recovery. These are cost which would normally have been treated as capital expenditures under U.S. GAAP but the Company is required to expense because of the lack of proven and probable reserves.

EXPLORATION DRILLING: Exploration drilling expenses for the years ended December 31, 2024 and 2023 were $1,736,880 and $2,514,544, respectively. The Company began a new drilling program in 2022 to update its mineral resource estimate under Regulation SK 1300. The Company drilled 29 drill holes totaling 6,644 meters during 2024 and 48 drill holes totaling 14,009 meters in 2023.

PROPERTY HOLDING COSTS: Property holding costs for the years ended December 31, 2024 and 2023 were $166,551 and $172,663, respectively. These costs were concessions taxes, leases on land and other direct costs of maintaining the property.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the years ended December 31, 2024 and 2023 were $4,157,425 and $8,529,349 respectively. These general and administrative expenses represent costs incurred in operating the Company that are not directly related to site-based processing or exploration activities, and include management, accounting, and legal expenses. The decrease in costs in 2024 was primarily a decrease in legal fees as discussed in the legal summary, including a non-recurring legal expense of $3,000,000 tied to the successful outcome of litigation paid in 2023.

STOCK BASED COMPENSATION EXPENSE: Stock compensation expense was $1,219,062 and $881,250 for the years ended December 31, 2024 and 2023 respectively and was related to the vesting of restricted stock awards issued in 2022.

OTHER INCOME (EXPENSE): Other income (expense) for the years ended December 31, 2024 and 2023 was $(1,247,352) and $(235,675) respectively. Included in 2024 was interest expense of $1,696,258, mark-to-market gain on the derivative liability of $905,174, currency translation loss of $506,439, and other income of $50,171. Included in 2023 was interest expense of $567,792, mark-to-market gain on the derivative liability of $375,076, currency translation loss of $45,177 and other income of $2,218. The primary reason for the increase in interest expense was the Company entering into a revolving credit line facility.

OTHER COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized foreign currency translation gain for the period. The Company’s other comprehensive loss for the years ended December 31, 2024 and 2023 consisted of unrealized foreign currency translation gains (losses) of $(2,486,399) and $585,622, respectively, of which $(715,913) of the 2024 loss and $383,604 of the 2023 gain related to a cumulative translation adjustment resulting from the unrealized gains (losses) on the Company’s deferred tax asset arising from the Mexico net operating loss.

Liquidity and Capital Resources

As of December 31, 2024, the Company had negative working capital of $15,278,780, a decrease of $5,017,135 from the working capital maintained by the Company of negative $10,261,645, as of December 31, 2023 . The primary reasons for the decrease is related to a decrease in cash related to the Company’s net loss, reclassification a portion of the Company’s foreign tax receivable to long term and an increase in short term trade liabilities.

Net cash used in operations for the year ended December 31, 2024 was $8,014,004 compared to $17,659,661 during the year ended December 31, 2023. This was primarily due to a decrease in the Company’s operating loss.

Net cash used in investing activities for the year ended December 31, 2024 was $6,755 for the purchase of computer equipment. In 2024 and 2023, expenditures related to facilities expansion costs of $2,548,899 and $2,554,505 respectively, were expensed under subpart 1300 of Regulation S-K and not included in investing activities.

Net cash provided by financing activities for the year ended December 31, 2024, was $8,495,282 compared to $3,670,102 for the year ended December 31, 2023. In 2024 the Company raised $2,500,000 from the sales of Series E Preferred Stock and $6,000,000 from a private placement of the Company’s common stock. In 2023, the Company received proceeds of $5,000,000 from the sale of 1,000,000 shares of common stock offset by the purchase of the Company’s Series A Preferred Stock for $1,250,000 and repurchase of shares that were returned to treasury stock for $60,250.

Through December 31, 2024, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product. The revenue from operations was supplemented by proceeds from the sale of common stock and customer advances as well as the cash flow from operations. Although the Company has incurred net losses and net cash outflows from operating activities and investing activities for the year ended December 31, 2024, there were many expenses which were made that were not expended for the production of revenue, such as exploration drilling and mine expansion and non-recurring legal success fees paid. If these expenses had not been made, the Company’s net loss would have been minimized. The Company believes its revenue will be greater due to material being mined from the additional mine opened and improvements made to the productivity of the milling activities. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Plan of Operation

The Plan of operation for the next twelve months includes continued enhancement of site infrastructure and processing capabilities, along with expanded exploration drilling at SJG.

During 2024, the Company processed an average of approximately 700 tons of material per day. For 2025, the Company anticipates increasing daily processing throughput to an average of 800 tons per 24-hour operating day, in. support of its ongoing exploration and project evaluation activities at the SJG Project. The Company now has processing capacity of up to a maximum of 850 tons a day. The Company initiated development in additional target zones within the project area, which are anticipated to yield higher-grade material for processing as part of its ongoing exploration activities.

The Company expects that a combination of higher-grade feed material, increased processing throughput, and higher gold prices may produce a significant increase in revenue in 2025, as part of its ongoing exploration and project advancement efforts.

The Company plans to continue its exploration drilling program with two to three rigs on site. Management and geologists will make decisions based on the drill results, corporate strategies and market conditions, surface mapping, sampling and target generation. The Company has contracted with a "Qualified Person" within the meaning of subpart 1300 of Regulation S-K to interpret the data collected in order to compile a formal Mineral Resource Estimate update in the second quarter of 2025.

Capital Expenditures

The Company’s primary capital expenditures at the SJG Project have supported ongoing site development and processing enhancements. In 2024 the Company continued to refine its processing systems through the installation of front and back end concentrators and the repurposing of the original mill for grinding. Additional equipment was acquired, and infrastructure was expanded to improve site access and increase operational capacity. All capital expenditures are expensed, consistent with the Company’s classification as an exploration stage issuer under subpart 1300 of Regulation S-K.

Exploration Stage

The Company is currently classified as an exploration stage issuer under Subpart 1300 of Regulation S-K. In accordance with SEC rules and US GAAP, all costs related to site operations, development activities, and infrastructure improvements are expensed as incurred. As a result, such costs are not capitalized as assets on the Company’s balance sheet. The Company has undertaken limited site-scale operational activities to support its exploration and evaluation efforts; however, it has not yet determined mineral reserves, and no commercial production decision has been made.

DynaMéxico General Powers of Attorney

The Chief Executive Officer of DynaUSA also serves as the President of DynaMéxico and DynaMineras. The President of DynaMéxico holds powers of attorney granted by the shareholders of DynaMéxico which give the current President significant and broad authority within DynaMéxico.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of and for the year December 31, 2024 and 2023 included in this Form 10-K have been audited by Davidson & Company LLP, independent registered public accounting firm, as set forth in their report.

Consolidated Financial Statements included in the Form 10-K:
Report of Independent Registered Public Accounting Firm PCAOB ID: 32 Report of Independent Registered Public Accounting Firm PCAOB ID: 731
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)	31
Consolidated Statement of Changes in Stockholders’ Equity/(Deficit)	32
Consolidated Statements of Cash Flows for the Years	33
Notes to the Consolidated Financial Statements	34

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

DynaResource, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows in the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of December 31, 2024, the Company had negative working capital of $15,278,780, an accumulated deficit of $66,705,019, and for the year ended December 31, 2024, had a net loss of $8,134,852. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada Chartered Professional Accountants

April 4, 2025

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 AND 2023

	2024	2023
ASSETS
Current assets
Cash	$4,781,352	$5,603,713
Accounts receivable	1,208,346	880,473
Inventories (Note 2)	1,576,392	2,089,194
Foreign tax receivable	2,690,309	4,434,958
Other current assets (Note 5)	1,914,303	1,137,162
Total current assets	12,170,702	14,145,500

Property and equipment (net of accumulated depreciation and amortization of $42,738 and $12,239) (Notes 3)	79,290	103,034
Right-of-use assets, net	734,229	848,822
Mining concessions (Note 4)	4,132,678	4,132,678
Deferred tax asset (Note 13)	4,025,957	4,264,115
Foreign tax receivable	16,613,129	11,768,613
Other assets	160,407	175,588
TOTAL ASSETS	$37,916,392	$35,438,350

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,889,022	$2,768,634
Accrued liabilities (Note 6)	9,857,317	7,727,621
Derivative liability (Note 7)	892,167	1,797,341
Notes payable (Note 8)	9,850,000	9,750,000
Current portion of operating lease payable (Note 14)	122,630	104,117
Mining concession duties payable (Note 9)	1,838,346	2,259,432
Total current liabilities	27,449,482	24,407,145
Deferred tax liability (Note 13)	307,777	334,236
Operating lease payable, less current portion (Note 14)	702,531	825,762
Asset retirement obligation (Note 10)	223,520	198,468
TOTAL LIABILITIES	28,683,310	25,765,611

TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (Note 11)
Common Stock, $0.01 par value, 40,000,000 and 40,000,000 shares authorized 29,315,726 and 23,371,708 issued and outstanding	293,157	233,717
Series E Senior Convertible Preferred Stock, $0.0001 par value, 1,552,795 and 0 shares authorized, issued and outstanding	2,500,000	—
Preferred rights	40,000	40,000
Additional paid-in-capital	69,131,186	61,509,032
Treasury stock, 37,180 and 37,180 shares at cost	(95,023)	(95,023)
Accumulated other comprehensive income (loss)	(1,788,699)	697,700

Accumulated deficit	(66,705,019)	(58,570,167)
TOTAL STOCKHOLDERS’ EQUITY	3,375,602	3,815,259
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$37,916,392	$35,438,350

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
REVENUE	$46,503,016	$35,573,194
OPERATING EXPENSES
Mine production costs	15,090,417	11,156,677
Mine development and stripping costs	11,809,670	8,311,027
Mill production cost applicable to sales	6,046,714	6,669,568
Camp, warehouse and facilities	5,527,949	5,453,778
Transportation	4,971,128	4,484,766
Property holding costs	166,551	172,663
Facilities expansion costs	2,548,899	2,554,505
Exploration drilling	1,736,880	2,514,544
Stock based compensation (Note 12)	1,219,062	881,250
General and administrative	4,157,425	8,529,349
Accretion Expense (Note 10)	18,260	—
Right-of-use asset amortization	114,593	63,396
Depreciation and amortization (Note 3)	30,499	12,239
TOTAL OPERATING EXPENSES	53,438,047	50,803,762
NET OPERATING LOSS	(6,935,031)	(15,230,568)
OTHER INCOME (EXPENSE)
Foreign currency loss	(506,439)	(45,177)
Interest expense (Notes 8 & 9)	(1,696,258)	(567,792)
Derivatives mark-to-market gain (Note 7)	905,174	375,076
Other income	50,171	2,218
TOTAL OTHER EXPENSE	(1,247,352)	(235,675)

NET LOSS BEFORE TAXES	(8,182,383)	(15,466,243)

Mining tax expense (Note 13)	406,579	—
Income tax benefit (Note 13)	(454,110)	(932,739)
TOTAL TAX BENEFIT	(47,531)	(932,739)

NET LOSS	$(8,134,852)	$(14,533,504)
DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(234,299)	(234,299)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,369,151)	$(14,767,803)

LOSS PER SHARE ATTRIBUTABLE TO THE
EQUITY HOLDERS OF DYNARESOURCE, INC.
Basic loss per common share	$(0.34)	$(0.65)
Weighted average shares outstanding – Basic	24,680,167	22,705,923
Diluted earnings loss per common share	$(0.34)	$(0.65)
Weighted average shares outstanding – Diluted	24,680,167	22,705,923

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(2,486,399)	585,622
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(2,486,399)	585,622
TOTAL COMPREHENSIVE LOSS	$(10,621,251)	$(13,947,882)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred A		Preferred E		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

	YEAR ENDED DECEMBER 31, 2023

Balance January 1, 2023	1,000	$1	—	$—	22,246,654	$222,467	1	$40,000	$56,889,031	12,180	$(34,773)	$112,078	$(44,036,663)	$13,192,141

Issuance of Common Stock					1,000,000	10,000			4,990,000					5,000,000

Issuance of Non-Dilution Shares					125,054	1,250			(1,250)

Stock Compensation - Vesting									881,250					881,250

Purchase of Series A Preferred Stock										1,000	(1,250,000)			(1,250,000)

Cancellation of Series A Preferred Stock	(1,000)	(1)							(1,249,999)	(1,000)	1,250,000			—

Acquisition of Treasury Stock										25,000	(60,250)			(60,250)

Other Comprehensive Income												585,622		585,622

Net Loss													(14,533,504)	(14,533,504)

Balance, December 31, 2023	—	$—	—	$—	23,371,708	$233,717	1	$40,000	$61,509,032	37,180	$(95,023)	$697,700	$(58,570,167)	$3,815,259

	YEAR ENDED DECEMBER 31, 2024

Balance January 1, 2024	—	$—	—	$—	23,371,708	$233,717	1	$40,000	$61,509,032	37,180	$(95,023)	$697,700	$(58,570,167)	$3,815,259

Issuance of Common Stock					5,769,231	$57,692			$5,942,308					6,000,000

Sales of Series E Preferred Shares			1,552,795	2,500,000										2,500,000

Stock Issued for Services					287,287	2,873			459,659					462,532

Stock Compensation - Vesting									1,219,062					1,219,062

Cancellation of Shares					(112,500)	$(1,125)			1,125					—

Other Comprehensive Income												(2,486,399)		(2,486,399)

Net Loss													(8,134,852)	(8,134,852)

Balance, December 31, 2024	—	$—	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$69,131,186	37,180	$(95,023)	$(1,788,699)	$(66,705,019)	$3,375,602

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,134,852)	$(14,533,504)
Adjustments to reconcile net income to cash used in operating activities
Derivatives mark-to-market gain	(905,174)	(375,076)
Deferred tax asset	211,698	(614,073)
Depreciation and amortization	30,499	12,239
Accretion	18,260	—
Right-of-use asset amortization	114,593	63,396
Stock based compensation	1,219,062	881,250
Operating cash flows before changes in operating assets and liabilities	(7,445,914)	(14,565,768)
Change in operating assets and liabilities
Accounts receivable	(327,873)	(155,831)
Inventories	233,211	631,617
Foreign tax receivable	(6,962,321)	(6,847,708)
Other assets	(1,091,821)	(1,853)
Accounts payable	2,926,750	710,754
Accrued liabilities	4,653,964	2,169,128
Customer advances	—	400,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,014,004)	(17,659,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,755)	(115,273)
CASH FLOWS USED IN INVESTING ACTIVITIES	(6,755)	(115,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing (Note 8)	12,000,000	—
Proceeds from sale of common stock (Note 11)	6,000,000	5,000,000
Proceeds from sale of series E preferred stock (Note 11)	2,500,000	—
Purchase of series A preferred stock (Note 11)	—	(1,250,000)
Acquisition of treasury stock (Note 11)	—	(60,250)
Payments of notes payable (Note 8)	(11,900,000)	—
Lease Payments	(104,718)	(19,648)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,495,282	3,670,102
Effects of foreign currency exchange	(1,296,884)	531,407
NET DECREASE IN CASH	(822,361)	(13,573,425)
CASH AT BEGINNING OF YEAR	5,603,713	19,177,138
CASH AT END OF YEAR	$4,781,352	$5,603,713
	$—
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,175,508	$—
Cash paid for income taxes	$—	$200,000

NON-CASH TRANSACTIONS
Conversion of accrued expenses into common stock	$462,532	$—
Conversion of customer advance into note payable	$—	$9,750,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

As of December 31, 2023 the Company had one wholly owned subsidiary in the United States, DynaMéxico US Holding, LLC (“US Holding”) and three wholly owned subsidiaries in México, DynaResource de México, S.A. de C.V. (“DynaMéxico”), Mineras de DynaResource S.A. de C.V. (“DynaMineras”), and DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”). In April 2024, as part of the Company’s organizational, operating and tax strategy in Mexico, the Company acquired Minera de Alica S.A. de C.V., (“DynaAlica”) a Mexican corporation with no assets, liabilities or activity.

Although the Company considers the four Mexican subsidiaries to be wholly owned, each has issued one qualifying share to a second shareholder as required under Mexican law, with such qualifying shares held by US Holding. DynaMéxico owns a portfolio of mining concessions that currently comprises its 100% interest in the San José de Gracia Project (“SJG”) in northern Sinaloa State, México.

Principles of Consolidation

The consolidated financial statements include the accounts of DynaResource, Inc., as well as the Company’s wholly owned subsidiaries DynaMéxico, DynaMineras, DynaOperaciones and DynaAlica. All significant intercompany transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

Significant Accounting Policies

The Company’s management selects accounting principles generally accepted in the United States and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenues and expenses. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these consolidated financial statements.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying value in the normal course of business for the foreseeable future. As of December 31, 2024, the Company had negative working capital of $15,278,780, an accumulated deficit of $66,705,019, and for the year ended December 31, 2024, had a net loss of $8,134,852. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital as needed from the sales of stock, additional debt financing or debt refinancing as may be required. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of December 31, 2024, the Company continues to meets the definition of an exploration stage issuer which is defined as an issuer that has no material property with established proven and probable mineral reserves as defined by Regulation S-K, Item 1300.

Segment Information

The Company operates as one reportable segment, focused on the exploration and evaluation of its gold-silver project in Mexico. Limited site-scale processing activities are conducted in support of ongoing exploration efforts, consistent with the Company’s classification as an Exploration Stage issuer under Regulation S-K 1300.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2024, the Company had $4,206,843 of deposits in United States banks in excess of the FDIC limit. In addition, the Company does not have any cash equivalents as of December 31, 2024 and 2023. The Company reduces this risk by maintaining such deposits at high quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consists of trade receivables which are recorded net of allowance for doubtful accounts for the sale of metal concentrate, as well as net of an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. The allowance for accounts receivable is recorded when receivables are considered to be uncollectible. As of December 31, 2024 and 2023, no allowance has been made. As of December 31, 2024 management believes all accounts receivable are fully collectable.

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

A write-down to fair value would be recorded if the expected future cash flow is less than the net book value of the property, or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed. As of the date of this filing, no events have occurred that would require the write-down of any assets. As of December 31, 2024 and 2023, no indications of impairment existed.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the years ended December 31, 2024 and 2023 (Mexican Pesos per one U.S. dollar):

		December 31, 2024	December 31, 2023
Current exchange rate	Pesos	20.86	16.97
Weighted average exchange rate for the year ended	Pesos	18.33	17.23

The Company recorded currency transaction gains (losses) of $(506,439) and $(45,177) for the years ended December 31, 2024 and 2023, respectively.

Income Taxes

The Company accounts for income and mining taxes under ASC 740 “Income Taxes” using the liability method, recognizing certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income and mining tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives the deferred income and mining tax charge or benefit by recording the change in either the net deferred income and mining tax liability or asset balance for the year. The Company records a valuation allowance against any portion of those deferred income and mining tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income and mining tax asset will not be realized.

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

During the years ended December 31, 2024 and 2023, there were $Nil and $9,350,000, respectively of revenue recognized during the year from customer deposit liabilities (deferred contract revenue) from prior periods, and no customer deposits were refunded to the customer due to order cancellation.

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

The Company’s Series C Preferred Stock and related outstanding dividends are convertible into 2,942,695 and 2,853,721 shares of Common Stock at December 31, 2024 and 2023. The Company’s Series D Preferred Stock and related outstanding dividends are convertible into 851,200 and 820,800 shares of common stock at December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, the Company had warrants outstanding to purchase 892,165 shares of common stock. During the years ended December 31, 2024 and 2023 the Company has options outstanding to purchase 1,150,000 and nil shares of common stock. These shares related to these potentially dilutive common shares are excluded from the weighted average diluted shares outstanding for the year ended December 31, 2024 and 2023, as including them would be anti-dilutive.

	Years ended December 31,
	2024	2023
Net loss attributable to common shareholders	$(8,369,151)	$(14,767,803)
Shares:
Weighted average number of common shares outstanding, Basic	24,680,167	22,705,923

Weighted average number of common shares outstanding, Diluted	24,680,167	22,705,923

Basic loss per share	$(0.34)	$(0.65)

Diluted loss per share	$(0.34)	$(0.65)

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

Recently Adopted Accounting Pronouncements

In the fourth quarter of 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable

Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances reportable segment disclosures by requiring disclosures such as significant segment expenses, information on the CODM and disclosures for entities with a single reportable segment. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The adoption of ASU 2023-07 did not have an impact on the consolidated results of operations, financial condition or statement of cash flows.

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

Accounting Standards Update 2024-03 – Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires all public entities to disclose disaggregated information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospective adoption for any and all prior periods presented in the financial statements. The Company is currently assessing the impact of adopting ASU 2024-03 on the consolidated financial statements and related disclosures.

NOTE 2 – INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances as of December 31, 2024 and 2023, respectively, were as follows:

	2024	2023
Mined Tonnage	$1,406,448	$2,061,149
Gold-Silver Concentrates	169,944	28,045
Total Inventories	$1,576,392	$2,089,194

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2024 and 2023:

	2024	2023
Leasehold improvements	$21,274	$21,274
Office equipment	49,238	42,483
Office furniture and fixtures	24,453	24,453
Other	27,063	27,063
Sub-total	122,028	115,273
Less: Accumulated depreciation and amortization	(42,738)	(12,239)
Total Property and Equipment	$79,290	$103,034

Depreciation and amortization has been provided over each asset’s estimated useful life. Depreciation and amortization expense was $30,499 and $12,239 for the years ended December 31, 2024, and 2023 respectively.

NOTE 4 – MINING CONCESSIONS

Mining properties consist of the SJG concessions. Mining Concessions were $4,132,678 and $4,132,678 at December 31, 2024 and December 31, 2023, respectively. As the Company is an exploration stage company, there was no depletion expense for the years ended December 31, 2024 and 2023.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consist primarily of warehouse supplies, advances to suppliers and prepaid assets.

NOTE 6 - ACCRUED LIABILITIES

As of December 31, 2024 and 2023, the Company had the following accrued liabilities:

	December 31,	December 31,
	2024	2023
Accrued interest	$2,221,219	$2,352,869
Accrued mining expenses	3,515,893	2,104,938
Accrued taxes	1,241,111	993,978
Other accrued liabilities	2,879,094	2,275,836
Total accrued liabilities	$9,857,317	$7,727,621

NOTE 7 - DERIVATIVE LIABILITIES

Warrants Issued With the Notes Convertible into Series D Preferred Stock

In fiscal 2020, the Company closed a financing agreement with Golden Post Rail, LLC (“Golden Post”) and certain shareholders whereby the Company issued convertible promissory notes that bore interest at 10% and were convertible into shares of Series D Senior Convertible Preferred Stock and common stock purchase warrants (“2020 warrants”) at an exercise price of $0.01 per share, with an expiry of ten years. These 2020 warrants contain anti-dilution provisions. See Note 11. The Company analyzed the conversion features of the promissory notes convertible into Series D Preferred Stock and determined that the 2020 warrants and remaining purchaser warrants issued with such notes qualified as a derivative liability. The fair value was required to be allocated among the notes, the notes’ conversion features, and the 2020 warrants and remaining purchaser warrants, and then re-measured at each reporting date. The Company performed a valuation of the conversion feature of the 2020 warrants and remaining purchaser warrants. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used the Black-Scholes model to determine the value of conversion feature of the Warrants issued with the notes convertible into Series D Preferred Stock based on the assumptions below:

	2024	2023
Annual volatility rate	128%	123%
Risk free rate	4.25%	4.23%
Remaining term	5.37 years	6.37 years
Fair value of common stock	$1.00	$2.02

For the years ended December 31, 2024 and 2023, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2024 and 2023.

Year Ended	2024	2023
Fair value of derivative (warrants), beginning of year	$1,797,341	$2,172,417
Exercise of warrants	-	-
Change in fair value of derivative	(905,174)	(375,076)
Fair value of derivative (warrants), end of year	$892,167	$1,797,341

NOTE 8 – NOTES PAYABLE

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
•
The Amendment provides the buyer with a right of first refusal during the Commercial Offtake Agreement, to provide offtake financing and purchase other concentrates (zinc, silver, copper, etc) and doré from the Company’s open pit and underground operations.

The ACL was included under Customer Advances on the consolidated balance sheet, prior to December 1, 2023.

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

In November 2024 the Company paid off the TACL and renewed the RCL for one year. Under terms of the renewal the TACL was discontinued and the put options was removed. The $12,500,000 maximum principal amount, interest rate and payment terms remained the same.

The following is a summary of the activity during the years ended December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Balance beginning of year	$9,750,000	$-
Advances	12,000,000	—
Conversion of ACL to Note Payable	—	9,750,000
Principal Payments	(11,900,000)	—
Balance end of year	$9,850,000	$9,750,000

Interest expense for the year ended December 31, 2024 was $1,249,098 (2023- $108,098).

NOTE 9 – CONCESSION DUTIES PAYABLE

In June 2018, the Company entered into financing agreements for the unpaid mining concession duties on the Francisco Arturo mining concession for the year ended December 31, 2017 and the period ending June 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% payment of $347,826 and financed the balance over 36 months at 22%.

In February 2019, the Company entered into a financing agreement for unpaid mining concession duties on the Francisco Arturo mining concession for the year ended December 31, 2018 in the amount of $335,350. The Company paid an initial 20% payment of $67,070 and financed the balance over 36 months at an interest rate of 22%.

In June 2018, the Company applied for a reduction of the Francisco Arturo mining concession, from 69,121 hectares to 3,280 hectares. On July 31, 2018, the application for reduction was approved and the Company paid an initial amount of 985,116 MNP (Pesos), for the second semester 2018 mining concessions duties on the reduced Francisco Arturo mining concession. The Company continues to accrue an amount of $22,500 (USD) per semester on the reduced Francisco Arturo mining concession.

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda for a reduction in the liability equal to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes at unpaid principal amount and accrues interest on a monthly basis. At December 31, 2024, $2,221,219 of accrued interest on the notes was included in accrued liabilities on the accompanying consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession duties on the San Jose de Gracia core mining concessions in the amount of $ 299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%. Interest expense for the year ended December 31, 2024 was $449,161 (2023 - $464,308).

The following is a summary of the transaction during the years ended December 31, 2024, and December 31, 2023:

Balance December 31, 2022	$1,968,251
Exchange Rate Adjustment	291,181
2023 Principal Payments	—
Balance December 31, 2023	2,259,432
Exchange Rate Adjustment	(421,086)
2024 Principal Payments	—
Balance December 31, 2024	$1,838,346

NOTE 10 - ASSET RETIREMENT OBLIGATION

During 2023, a significant upgrade was made to the milling facility and therefore, an ARO has been established as of December 31, 2023 at the estimated undiscounted costs totaling $316,800 to decommission the plant and tailings pond at the end of the estimated live of the mines in operation as of December 31, 2023, discounted using credit-adjusted, risk-free interest rate of 9.2%. As this is an exploration stage property that does not qualify for asset capitalization, the costs associated with the obligation were charged to operations.

Asset retirement obligation consists of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Asset retirement obligation at beginning of year	$198,468	$-
Additions to ARO liability	6,792	198,468
Accretion	18,260	—
Asset retirement obligation at end of year	$223,520	$198,468

NOTE 11– STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock which the Company has the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 shares are designated as Series C Preferred Stock, 3,000,000 shares are designated as Series D Preferred Stock, and 1,552,795 shares are designated as Series E Preferred Stock, and (ii) forty million (40,000,000) shares of Common Stock, par value $0.01 per share (“Common Stock”). As of December 31, 2024, 13,713,213 of Preferred Stock remain undesignated.

Series A Preferred Stock

The Company had designated 1,000 shares of its Preferred Stock as Series A Preferred Stock, having a par value of $0.0001 per share. Holders of the Series A Preferred Stock had the right to elect a majority of the Board of Directors of the Company. In 2007, the Company issued 1,000 shares of Series A Preferred Stock to its now former CEO. On April 19, 2023 the Company repurchased the 1,000 shares of Series A Preferred Stock from the now former CEO for $1,250,000. On July 17, 2023 the Company amended its certificate of incorporation to cancel the Series A Preferred Stock.

Series C Senior Convertible Preferred Stock

As of December 31, 2024 and 2023, there were 1,734,992 and 1,734,992 shares of Series C Preferred Stock outstanding, respectively. These shares of Series C Preferred Stock are convertible to shares of Common Stock at $1.93 per share, redeemable on demand and include anti-dilution protection on both the shares of Series C Preferred Stock and the 2,655,361 of shares of Common Stock acquired through the exercise of the Series C stock warrants in June 2022. The shares of Series C Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $4,337,480 payable annually on June 30. As of December 31, 2024, dividends for the years ending December 31, 2017 through 2024 totaling $1,400,775 were in arrears. (2023 - $1,227,276).

Due to the nature of this transaction as mandatorily redeemable by the Company at the election of the Series C Preferred Stock shareholder at maturity, the shares of Series C Preferred Stock are classified as “temporary equity” on the balance sheet.

Series D Senior Convertible Preferred Stock

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company, and with Shareholders of DynaResource, Inc.

On May 14, 2020, the Company closed an additional financing and related agreements with certain shareholders totaling $4,020,000 which was convertible into shares of Series D Preferred Stock. The noteholders also received the 2020 warrants, as outlined in Note 6, for the purchase of an aggregate of 1,260,633 shares of the Company’s common stock at an exercise price of $0.01 a share.

On October 7, 2021, the Company paid $2,500,000 to repurchase one note. The remaining ten noteholders elected to convert their notes totaling $1,520,000 into shares of Series D Preferred Stock at $2.00 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock for these notes. The shares of Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears. The dividend is calculated at 4.0% of $1,520,000 payable annually on October 18th. As of December 31, 2024 dividends for the years 2022 through 2024 totaling $182,400 were in arrears. Concurrently with the note conversion the noteholders exercised 368,468 of the 2020 warrants to purchase 368,468 shares of the Company’s Common Stock at $0.01 per share.

Due to the nature of the Series D Preferred Stock, as mandatorily redeemable by the Company at the election of the Series D Preferred stockholders at any time following maturity, the Series D Preferred Stock is classified as “temporary equity” on the balance sheet.

The deemed dividends on the Series C and D Preferred Stock for the years ended December 31, 2024 and 2023, were $234,299 and $234,299, respectively. As the Company has not declared these dividends, it is required as an item “below” the net income amount on the accompanying consolidated statements of income.

Series E Convertible Preferred Stock

As of December 31, 2024 and 2023 there were 1,552,795 and nil shares of Series E Preferred Stock outstanding. The shares of Series E Preferred Stock are convertible on a one-for-one basis into shares of Common Stock, subject to equitable adjustment. The shares of Series E Stock are eligible to receive the conversion equivalent of any Common Stock dividend declared but carry no preferred dividend and are not redeemable in cash.

Preferred Stock (Undesignated)

In addition to the 1,734,992 authorized shares designated as Series C Preferred Stock, the 3,000,000 authorized shares designated as Series D Preferred Stock and the 1,552,795 authorized shares designated as Series E Preferred Stock the Company is authorized to issue an additional 13,713,213 shares of Preferred Stock, having a par value of $0.0001 per share. The Board of Directors of the Company has authority to issue the Preferred Stock from time to time in one or more series, and with respect to each series of the Preferred Stock, to fix and state by resolution the terms attached to the Preferred Stock. At December 31, 2024 and December 31, 2023, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights. At December 31, 2024 and December 31, 2023, there were 29,315,726 and 23,371,708 common stock shares outstanding, respectively. No dividends were paid for the years ended December 31, 2024 and 2023, respectively.

Preferred Rights

In 2003, the Company issued “Preferred Rights” and received $784,500 for these rights. This has been reflected as “Preferred Rights” in stockholders’ equity in accompanying consolidated balance sheets. As of December 31, 2024, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2024 and 2023, respectively.

Stock Issuances

On August 4, 2023 the Company issued 1,000,000 shares of Common Stock for $5,000,000 cash consideration.

In connection with the sales the Company issued 125,054 shares to the Series C Preferred stockholder under the Series C Preferred Stock anti-dilution provision.

On June 27, 2024 the Company issued 1,552,795 shares of Series E Preferred Stock for $2,500,000 cash consideration.

On June 28, 2024 the Company issued 287,287 shares of Common Stock with a value of $462,532 to senior executives as compensation.

On October 18, 2024 the Company issued 5,769,231 shares of Common Stock for $6,000,000 cash consideration.

Treasury Stock

During the year ending December 31, 2024, there were no treasury stock transactions.

During the year ended December 31, 2023, 25,000 shares of the Company’s Common Stock previously issued for services were returned to the Company as part of a settlement of fees.

At December 31, 2024 and 2023, 37,180 and 37,180 treasury shares were held by the Company.

Warrants

As of December 31, 2024, the Company had outstanding warrants, which were a part of the issuance of notes convertible into Series D Convertible Preferred Stock in 2020, to purchase 892,165 shares of common stock:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Balance at December 31, 2022	892,165	$0.01	7.37
Exercise of warrants	—	$—
Forfeiture of the warrants	—	$—		-
Balance at December 31, 2023	892,165	$0.01	6.37
Exercise of warrants	—	$—
Forfeiture of the warrants	—	$—		-
Balance at December 31, 2024	892,165	$0.01	5.37
Exercisable at December 31, 2024	892,165	$0.01	5.37	-

A derivative liability was incurred at the issuance of the Series D warrants in 2020. As of December 31, 2024, the derivative liability totaled $892,167. See Note 7 above.

Options

As of December 31, 2024 the Company had the following outstanding options, which were issued to Directors and Executive Officers as compensation to purchase 1,150,000 shares of Common Stock:

On February 16, 2024, in conjunction with joining the Board of Directors, Mr. Quinton Hennigh was awarded options to purchase up to 400,000 shares of the Common Stock at an exercise price of $5.00 per share, with such options vesting in 25% increments on each of the first four anniversaries of the date of the award.

On June 3, 2024, Mr. Rohan Hazelton, in conjunction with accepting the position of Chief Executive Officer, was awarded options to purchase up to 750,000 shares of Common Stock at an exercise price of $1.75 per share, with such options vesting and becoming exercisable one-third per year on each of the first three anniversaries of the grant date and will be exercisable for a period of five years from the grant date.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Balance at December 31, 2022	—	$—	—	—
Issuance of options	—	$—	—
Exercise of options	—	$—
Forfeiture of the options	—	$—
Balance at December 31, 2023	—	$—	—	—
Issuance of options	1,150,000	$2.88	—
Exercise of options	—	$—
Forfeiture of the options	—	$—
Balance at December 31, 2024	1,150,000	$2.88	3.97	—

NOTE 12 – STOCK BASED COMPENSATION

On December 28, 2022, the Company issued 1,500,000 shares of restricted Common Stock to certain key employees and consultants. The shares were 25% vested at issuance and vest an additional 25% on December 28, 2023, 2024, and 2025. The shares were valued at the closing stock price of $2.35 on the date of issuance and accounted for under ASC 718. Stock compensation expense for the years ended December 31, 2024 and 2023 was $1,219,062 and 881,250 representing the 25% vested portion of the total stock value. In addition the 2024 expenses included accelerated vesting of $327,813 due to terminations. In addition to the accelerated vesting 112,500 shares under these awards were cancelled in December 2024. As of December 31, 2024, deferred compensation totaling $297,063 remained unvested.

On June 3, 2024, Mr. Rohan Hazelton was appointed as the Company’s new Chief Executive Officer. In connection with Mr. Hazelton’s appointment, the Company entered into an Employment Agreement with Mr. Hazelton that included a signing bonus of 750,000 stock options as detailed below, 500,000 Restricted Stock Units vesting one-third per year on each of the first three anniversaries of the grant date, the terms of which are to be determined by the Compensation Committee and 500,000 Deferred Stock Units, the terms and metrics of which are to be determined by the Compensation Committee.

On July 22, 2024, Mr. Alonso Sotomayor was appointed as the Company’s new Chief Financial Officer. In connection with Mr. Sotomayor’s appointment, the Company entered into an Employment Agreement with Mr. Sotomayor that included a signing bonus of 225,000 restricted stock units vesting one-third per year on each of the first three anniversaries of the grant date.

On February 16, 2024, in conjunction with joining the Board of Directors, Mr. Quinton Hennigh was awarded options to purchase up to 400,000 shares of Common Stock of the Company at an exercise price of $5.00 per share, with such options vesting in 25% increments on each of the first four anniversaries of the date of the award and will be exercisable for a period of four years from the date of the grant.

The inputs utilized in calculating the fair are as follows:

Year Ended	December 31, 2024	December 31, 2023
Annual volatility rate	127.93%	—
Risk free rate	4.36%	—
Expected life at issuance	5.0	—
Fair Value of stock options	$1.15	—

On June 3, 2024, Mr. Rohan Hazelton, in conjunction with accepting the position of Chief Executive Officer, was awarded options to purchase up to 750,000 shares of Common Stock of the Company at an exercise price of $1.75 per share, with such options vesting and becoming exercisable one-third per year on each of the first three anniversaries of the grant date and will be exercisable for a period of five years from the grant date.

The inputs utilized in calculating the fair value are as follows:

Year Ended	December 31, 2024	December 31, 2023
Annual volatility rate	105.55%	—
Risk free rate	4.42%	—
Expected life at issuance	5.0	—
Fair Value of stock options	$1.38	—

NOTE 13 – INCOME TAXES

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

	December 31,	December 31,
	2024	2023
Deferred Tax Assets:
Federal net operating loss carryforwards	$1,824,870	$1,389,426
Foreign net operating loss carryforwards	5,377,469	6,288,045
Lease liability	173,284	195,275
Accrued bonus	—	105,240
Other	174,426	185,867
Gross Deferred Tax Asset	7,550,049	8,163,853
Valuation allowance	(3,215,387)	(3,468,858)
Total Deferred Tax Asset	4,334,662	4,694,995

Deferred Tax Liabilities:
Right of use asset	(154,188)	(178,253)
Other	(462,294)	(586,863)
Total Deferred Tax Liabilities	(616,482)	(765,116)
Net Deferred Tax Asset	$3,718,180	$3,929,879

Balance Sheet Presentation:
Deferred Tax Asset	$4,025,957	$4,264,115
Deferred Tax Liability	307,777	334,236
Net Deferred Tax Asset	$3,718,180	$3,929,879

The Company's pre-tax income (loss) by jurisdiction was as follows for the years ending December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
Domestic	$(770,536)	$(3,925,863)
Foreign	(7,818,426)	(11,540,380)
Total	$(8,588,962)	$(15,466,243)

The provision for income taxes for continuing operations for the year ended December 31, 2024 and 2023 consists of the following

	December 31,	December 31,
	2024	2023
Current income taxes
Federal	$—	$(148,666)
State	—	—
Foreign	456,683	(170,000)
Total current income taxes	$456,683	$(318,666)

Deferred income taxes
Federal	$(348,996)	$(983,296)
State	—	—
Foreign	(155,218)	369,223
Total deferred income taxes	$(504,214)	$(614,073)

Total income tax benefit	$(47,531)	$(932,739)

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate is shown below. Income tax expense for the year ended December 31, 2024 includes state minimum taxes, permanent differences, and deferred tax assets for which the valuation allowance has been released. A corresponding tax benefit is included for the year ended December 31, 2024 to reflect the release in the valuation allowance.

	December 31,	December 31,
	2024	2023
Tax Expense at statutory federal rate of 21%	$(1,803,682)	$(3,247,911)
Permanent differences	(198,295)	(118,773)
Foreign rate differential	(703,658)	(1,038,635)
Return to provision	2,307,583	(274,501)
NOL Expieration	199,427	—
Mining Tax	406,579	—
Change in valuation allowance	(253,471)	3,468,858
Statutory to GAAP	(2,791)	278,223
Other	777	—
Income tax benefit	$(47,531)	$(932,739)

The net deferred tax asset and benefit for the current year is generated primarily from cumulative net operating loss carryforward, which totals approximately $26.5 million at December 31, 2024.

	December 31,	December 31,
	2024	2023
United States Expiring 2029 to 2037	$-	$-
United States Indefinite Limited to 80%	8,689,855	6,578,856
Foreign NOLs	17,924,896	21,742,318

Total Net Operating Loss Carryforward	$26,614,751	$28,321,174

At December 31, 2024, the carryforwards available to offset US federal future taxable income consisted of net operating loss (“NOL”) carryforwards of approximately $8.7 million pre-tax, all of which, have no expiration date. Future NOL utilization will be subject to the 80-percent of taxable income limitation, as all remaining NOLs have been generated after 2017 and the passage of the Tax Cuts and Jobs Act of 2017. The Company’s Mexico net operating losses of $17.9 million pre-tax are subject to a ten-year carryforward period and the Company anticipates utilizing its Mexico NOL in future years before expiration.

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

The Company’s practice is to recognize interest and penalties related to income taxes in income tax expense in continuing operations, as incurred. There were no uncertain tax benefits or interest and penalties related to uncertain tax benefits as of December 31, 2024.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Update

From time to time, the Company is involved in legal matters in the ordinary course of its business. The Company intends to defend itself vigorously against any such claims. It is the Company’s policy to accrue for amounts related to lawsuits brought against it if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of those ordinary course matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity, or financial position.

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

Consequences of the México legal ruling and the Goldgroup legal withdrawal:

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to the 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras of $1,359,443 pesos adjusted for inflation based on the Mexico minimum wage increase commencing in 2014. Rent was $5,296,950 Pesos (approx. $289,000 USD) for the year ended December 31, 2024. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

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

The Company determines if a contract is or contains a lease at inception. As of December 31, 2024, the Company has two operating leases - a fifty-two month lease for office space with a remaining term of thirty-five months and a twenty-year ground lease in association with its México mining operations with a remaining term of ten years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease expense are as follows:

Year Ended December 31, 2024
Operating Lease – Office Lease	$112,749
Operating Lease – Ground Lease	96,896
Short Term Lease Costs	14,967
Variable Lease Costs	192,016
TOTAL	$416,628

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	5.96
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follow for the years ending December 31:

YEAR
2024	$221,426
2025	226,903
2026	221,722
2027	109,058
2028	112,329
Thereafter	357,616
Total	1,249,054
Less Imputed Interest	(423,893)
OPERATING LEASE LIABILITY	$825,161

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2024 and 2023, the Company’s financial instruments were carried at fair value and were measured at fair value using Level 3 inputs, with the exception of cash, accounts receivable, foreign tax receivable, notes payable, mining concession duties payable, which are measured at amortized cost. A description of the valuation of the Level 3 inputs is discussed in Note 7.

		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Fair Value Measurement at December 31, 2024:		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$892,167	-	-	$892,167
Totals	$892,167	$-	$-	$892,167
Fair Value Measurement at December 31, 2023:
Liabilities:
Derivative Liabilities	$1,797,341	-	-	$1,797,341
Totals	$1,797,341	$-	$-	$1,797,341

The fair values of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses, and are classified within Level 1 of the fair value hierarchy.

NOTE 16 – CONCENTRATIONS

For the years ended December 31, 2024 and 2023, one customer accounted for 100% of revenue and accounts receivable.

NOTE 17 - SEGMENTED INFORMATION

The Company operates as one reportable segment focused on the exploration and evaluation of its gold-silver project in Mexico, The Company’s Chief Executive Officer (“CEO”) acts as the Chief Operating Decision Maker (“CODM”) and the CODM uses consolidated net income/loss as the measure of segment profit and loss to assess performance and allocate resources. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets, with a majority of these assets located in Mexico and had the following geographic concentrations as of December 31, 2024 and 2023:

	Mexico	United States	Total
December 31, 2024
Mining concessions	$4,132,678	$—	$4,132,678
Property and equipment, net	—	79,290	79,290
Current assets	7,591,704	4,578,998	12,170,702
Other assets	19,395,437	2,138,285	21,533,722
Total assets	$31,119,819	$6,796,573	$37,916,392

December 31, 2023
Mining concessions	$4,132,678	$—	$4,132,678
Property and equipment, net	—	103,034	103,034
Current assets	8,475,858	5,669,642	14,145,500
Other assets	15,271,752	1,785,386	17,057,138
Total assets	$27,880,288	$7,558,062	$35,438,350

	Year Ended	Year Ended
Year Ended	December 31, 2024	December 31, 2023
Total Revenue for the year - Mexico	$46,503,016	$35,573,194
Total Revenue for the year - United States	-	-
Total Revenue for the year	$46,503,016	$35,573,194

	Year Ended	Year Ended
Year Ended	December 31, 2024	December 31, 2023
Total comprehensive income (loss) for the year - Mexico	$(10,196,733)	$(11,249,628)
Total comprehensive income (loss) for the year - United States	(424,518)	(2,698,254)
Total comprehensive income (loss) for the year	$(10,621,251)	$(13,947,882)

NOTE 18 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2024 and 2023, the Company paid or accrued $312,500 and $370,000 in management fees to its directors. Included in accounts payable at December 31, 2024 is $412,500 due to related parties.

Restricted Stock Awards

During the year ended December 31, 2022 the Compensation Committee approved stock awards to employees, directors and consultants of the Company. The stock awards approved were issued to each of the individuals/entities and vested 25% immediately and the remainder vest 25% each year on December 31 for the next three years, subject to resignation or termination provisions. The awards totaled 1,500,000 shares of which 1,175,000 were awarded to officers and/or directors. Total stock-based compensation recognized on awards granted to related parties totaled $690,313 for the years ended December 31, 2023 and $969,375 for the year ended December 31, 2024. Due to a termination, 112,500 shares under these awards were cancelled in December 2024.

On June 3, 2024, Mr. Rohan Hazelton was appointed as the Company’s new Chief Executive Officer. In connection with Mr. Hazelton’s appointment, the Company entered into an Employment Agreement with Mr. Hazelton that included a signing bonus of 750,000 stock options as detailed below, 500,000 Restricted Stock Units vesting one-third per year on each of the first three anniversaries of the grant date, the terms of which are to be determined by the Compensation Committee and 500,000 Deferred Stock Units, the terms and metrics of which are to be determined by the Compensation Committee.

On July 22, 2024, Mr. Alonso Sotomayor was appointed as the Company’s new Chief Financial Officer. In connection with Mr. Sotomayor’s appointment, the Company entered into an Employment Agreement with Mr. Sotomayor that included a signing bonus of 225,000 restricted stock units vesting one-third per year on each of the first three anniversaries of the grant date, the terms of which are to be determined by the Compensation Committee.

Options Awarded

On February 16, 2024, in conjunction with joining the Board of Directors, Mr. Quinton Hennigh was awarded options to purchase up to 400,000 shares of Common Stock at an exercise price of $5.00 per share, with such options vesting in 25% increments on each of the first four anniversaries of the date of the award.

On June 3, 2024, Mr. Rohan Hazelton, in conjunction with accepting the position of Chief Executive Officer, was awarded options to purchase up to 750,000 shares of Common Stock at an exercise price of $1.75 per share, with such options vesting and becoming exercisable one-third per year on each of the first three anniversaries of the grant date and will be exercisable for a period of five years from the grant date.

NOTE 19– SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2024, through the date whereupon the consolidated financial statements were issued, and has described below the events subsequent to the end of the period:

In September 2024, the Company entered into a commodity pricing contract through its major purchaser. The Company used a forward contract to lock in the price of recoverable gold from its deliveries of gold concentrates. The contract was for 75% of recoverable gold up to 9,000 ounces, at a price of $2,495 per ounce. This means that if the price of gold decreases, the Company will still receive amounts based on the contract price. In March 2025, the Company fulfilled its delivery obligations under the commodity pricing contract.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2024. Based on its evaluation, our management concluded that, as of December 31, 2024, our internal controls over financial reporting were effective.

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

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in
Regulation S-K, Item 408

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3.1.8

Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 15, 2020 (incorporated by reference from the Current Report on Form 8 K filed with the SEC on July 2, 2020, Exhibit 3.1, File No. 001 33190)

3.1.9

First Amendment to the Amended and Restated Bylaws of the Company dated June 29, 2015 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on December 23, 2015, Exhibit 3.1, File No. 000-30371)

3.1.10	Certificate of Elimination of the Series B Convertible Preferred Stock (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.1. File No. 000-30371)
3.1.11

Certificate of Designation, filed with the Secretary of State of the State of Delaware on June 29, 2015 (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.2. File No. 000-30371)

3.1.12	Registration Rights Agreement (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.4. File No. 000-30371)
3.1.13

Certificate of Amendment to Certificate of Designations of the Powers, Preferences and relative, participating, optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series C Senior Convertible Preferred Stock (incorporated by reference to Form 8-K filed with the SEC on July 16, 2020, Exhibit 3.2. File No. 000-30371)

3.1.14	Certificate of Increase (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.31. File No. 000-30371)
3.1.15	Certificate of Designations (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.2. File No. 000-30371)
3.1.16	Certificate of Amendment of DynaResource, Inc. (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed with the SEC on June 12, 2023, Appendix I, File No. 000-30371)
3.1.17	Certificate of Designations (incorporated by reference to Form 8-K filed with the SEC on June 28, 2024, Exhibit 3.1. File No. 000-30371)
4.1	Description of Capital Stock (incorporated by reference to Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 24, 2022, File No. 000-30371)
4.2	Promissory Note – Series I (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.1, File No. 000-30371)
4.3	Promissory Note – Series I Amendment (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.2, File No. 000-30371)
4.4	Promissory Note – Series II (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.3, File No. 000-30371)

4.5	Promissory Note – Series II Amendment (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.4, File No. 000-30371)
4.6	Promissory Note (incorporated by reference to Form 8-K filed with the SEC on May 8, 2015, Exhibit 4.1, File No. 000-30371)
4.7	Common Stock Purchase Warrant issued by the Company in connection with June 2015 financing (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.3. File No. 000-30371)
4.10	Convertible Promissory Note with Golden Post Rail, LLC (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.1. File No. 000-30371)
4.11	Convertible Promissory Note with other Purchasers (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.2. File No. 000-30371)
4.12	Common Stock Purchase Warrant with Golden Post Rail, LLC (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.3. File No. 000-30371)
4.13	Common Stock Purchase Warrant with other Purchasers (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.4. File No. 000-30371)
4.14	Amendment to the June 30, 2015 Warrant (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.5. File No. 000-30371)
4.15	Common Stock Purchase Warrant (incorporated by reference from the Current Report of Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.6. File No. 000-30371)
4.16	Amended and Restated Registration Rights Agreement (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.7. File No. 000-30371)
10.1

April 15, 2005 Mining and Production Services Agreement between DynaResource de Mexico S.A. de C.V., a subsidiary of the Company, and Mineras de DynaResource S.A. de C.V., a subsidiary of the Company (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.1, File No. 000-30371)

10.2

September 15, 2006 Amending Agreement to the Mining Services Agreement between DynaResource de Mexico S.A. de C.V., a subsidiary of the Company, and Mineras de DynaResource S.A. de C.V., a subsidiary of the Company (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.2, File No. 000-30371)

10.3

July 15, 2011 Second Amendment to the Contract Mining Services and Mineral Production Agreement between DynaResource de Mexico S.A. de C.V., a subsidiary of the Company, and Mineras de DynaResource S.A. de C.V., a subsidiary of the Company (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.3, File No. 000-30371)

10.4

May 15, 2013 Exploitation Amendment (Third Amendment) to the Contract Mining Services and Mineral Production Agreement between DynaResource de Mexico S.A. de C.V., a subsidiary of the Company, and Mineras de DynaResource S.A. de C.V., a subsidiary of the Company (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.4, File No. 000-30371)

10.5

May 15, 2005 Provision of Personnel Services Agreement between Mineras de DynaResource S.A. de C.V., a subsidiary of the Company, and DynaResource Operaciones de San Jose de Gracia, S.A. de C.V. , a subsidiary of the Company (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.5, File No. 000-30371)

10.6

September 15, 2006 Amending Agreement to Personnel Services Agreement between Mineras de DynaResource S.A. de C.V., a subsidiary of the Company, and DynaResource Operaciones de San Jose de Gracia, S.A. de C.V. , a subsidiary of the Company (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 10.6, File No. 000-30371)

10.7

Securities Purchase Agreement, dated as of May 6, 2015, between the Company and Certain Purchasers (incorporated by reference to Form 8-K filed with the SEC on May 8, 2015, Exhibit 10.1, File No. 000-30371)

10.8

Voting and Support Agreement, dated as of May 6, 2015, between the Company and Certain Purchasers (incorporated by reference to Form 8-K filed with the SEC on May 8, 2015, Exhibit 10.2, File No. 000-30371)

10.9	Note Purchase Agreement (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 10.1. File No. 000-30371)
10.10

Gold Concentrate Purchase Agreement dated 1 February 2021 with reference OPUK.SP90731, by and between MK Metal Trading Mexico SA de CV and Mineras de DynaResource SA de CV (incorporated by reference to Form 10-K filed with the SEC on April 16, 2024, Exhibit 10.10, File No. 000-30371)

10.13*	DynaResource, Inc. 2022 Stock Incentive Plan
10.12

Multi-Party Agreement, dated as of April 19, 2023 by and among DynaResource, Inc., Golden Post Rail, LLC, MKR 2022 Grantor Retained Annuity Trust, and Koy W. (“K.D.”) Diepholz (incorporated by reference to Form 8-K filed with the SEC on April 26, 2023, Exhibit 10.1 File No. 000-30371).

10.13	Amendment Agreement dated as of August 2, 2023 by and between DynaResource Inc. and MK Metal Trading México de CV (incorporated by reference to Form 8-K dated August 10, 2023).

10.15	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Form 8-K filed with the SEC on February 22, 2024, Exhibit 10.2 File No. 000-30371)
10.16	Memorandum of Understanding (the “MOU”) with Ocean Partners Limited (incorporated by reference to Form 8-K filed with the SEC on June 7, 2024, Exhibit 10.1 File No. 000-30371).
10.17	Employment Agreement dated as of June 3, 2024 by and between the Company and Rohan Hazelton (incorporated by reference to Form 8-K filed with the SEC on June 7, 2024, Exhibit 10.2 File No. 000-30371).
10.18

Revised and Amended Agreement Concerning the Business Relationship Dated as of June 3, 2024 by and between K.D. Diepholz and the Company (incorporated by reference to Form 8-K filed with the SEC on June 7, 2024, Exhibit 10.3 File No. 000-30371).

10.19	Amended and Restated DynaResource, Inc. 2024 Equity Incentive Plan (incorporated by reference to Form 8-K filed with the SEC on June 7, 2024, Exhibit 10.4 File No. 000-30371).
10.20

Stock Purchase Agreement dated as of October 18, 2024 by and bewtween DynaResource, Inc. and Golden Post Rail, LLC (incorporated by reference to Form 8-K filed with the SEC on October 24, 2024, Exhibit 10.1 File No. 000-30371).

10.21

Stock Purchase Agreement dated as of October 18, 2024 by and bewtween DynaResource, Inc. and Ocean Partners Holdings Limited (incorporated by reference to Form 8-K filed with the SEC on October 24, 2024, Exhibit 10.2 File No. 000-30371).

10.22

Stock Purchase Agreement dated as of October 18, 2024 by and bewtween DynaResource, Inc. and Gareth Nichol (incorporated by reference to Form 8-K filed with the SEC on October 24, 2024, Exhibit 10.3 File No. 000-30371).

10.23

Stock Purchase Agreement dated as of October 18, 2024 by and bewtween DynaResource, Inc. and Ralph Whalen (incorporated by reference to Form 8-K filed with the SEC on October 24, 2024, Exhibit 10.4 File No. 000-30371).

10.24

Stock Purchase Agreement dated as of October 18, 2024 by and bewtween DynaResource, Inc. and Rohan Hazelton (incorporated by reference to Form 8-K filed with the SEC on October 24, 2024, Exhibit 10.5 File No. 000-30371).

10.25

Amendment Agreement #5 dated October 21, 2024 bewtween DynaResource de Mexico S.A. de C.V. and MK Metals Trading Mexico S.A. de C.V. (incorporated by reference to Form 8-K filed with the SEC on October 22, 2024, Exhibit 10.1 File No. 000-30371).

16.1	Letter regarding change in Registrant’s Certifying Accountant (incorporated by reference to Form 8-K filed with the SEC on December 18, 2017, Exhibit 16.1, File No. 000-30371)
16.2	Letter regarding change in Registrant’s Certifying Accountant (incorporated by reference to Form 8-K filed with the SEC on October 8, 2020, Exhibit 16.1, File No. 000-30371)
21	List of subsidiaries of the Company (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 21, File No. 000-30371)
23.1*	Consent of Davidson & Company LLP, Independent Registered Accounting Firm
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rohan Hazelton, principal executive officer.
31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Alonso Sotomayor, principal financial officer.
32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Alonso Sotomayor, chief accounting officer.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 are filed herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) for the years ended December 31, 2024 and 2023, (ii) the Audited Consolidated Balance Sheets as of December 31, 2024 and 2023, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (v) the Notes to the Audited Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

ITEM 16. 10K SUMMARY

Not Applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: April 4, 2025	By:	s/ Rohan Hazelton
Rohan Hazelton,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

/s/ K.D. Diepholz	/s/ Rohan Hazelton
K. D. Diepholz, Chairman	Rohan Hazelton

/s/ Dr. Quinton Hennigh	/s/ Dale G. Petrini
Dr. Quinton Hennigh	Dale G. Petrini

/s/ Brent Omland	/s/ Phillip Rose
Brent Omland	Phillip Rose

/s/ Maria Virginia Anzola
Maria Virginia Anzola

April 4, 2025
Dated