Form 10-K/A
period 2024-12-31
DYNARESOURCE, INC.
filed 2025-04-30
CIK 1111741

s

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

EXPLANATORY NOTE

DynaResource, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2025 (the “Original Filing”), to insert an inadvertently deleted item title (Item 14) and attach a corrected exhibit list under Item 15.

This Amendment No. 1 speaks as of the filing date of the Original Filing, or April 7, 2025. No attempt has been made in this Amendment No. 1 to modify or update in any way the financial statements in the Original Filing. This Amendment No. 1 does not reflect any event that has occurred after the date of the Original Filing. As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is also furnishing the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment No. 1.

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

Consolidated Financial Statements included in the Form 10-K:
Report of Independent Registered Public Accounting Firm PCAOB ID: 32 Report of Independent Registered Public Accounting Firm PCAOB ID: 731
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)	32
Consolidated Statement of Changes in Stockholders’ Equity/(Deficit)	33
Consolidated Statements of Cash Flows for the Years	34
Notes to the Consolidated Financial Statements	35

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

3.1.1

Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 8, 1997 (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.1, File No. 000-30371)

3.1.2

First Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 13, 1998 (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.2, File No. 000-30371)

3.1.3

Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 3, 2007 (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.3, File No. 000-30371)

3.1.4

Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 15, 2012 (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.4, File No. 000-30371)

3.1.5

Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on November 28, 2012 (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.5, File No. 000-30371)

3.1.6

Certificate of Designation of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on August 28, 2013 (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.6, File No. 000-30371)

3.1.7	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.7, File No. 000-30371)
3.1.8

Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 15, 2020 (incorporated by reference to Form 8 K filed with the SEC on July 2, 2020, Exhibit 3.1, File No. 001 33190)

3.1.9	First Amendment to the Amended and Restated Bylaws of the Company dated June 29, 2015 (incorporated by reference to Form 8-K filed with the SEC on December 23, 2015, Exhibit 3.1, File No. 000-30371)
3.1.10	Certificate of Elimination of the Series B Convertible Preferred Stock (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.1. File No. 000-30371)
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

3.1.14	Certificate of Increase (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.31, File No. 000-30371)
3.1.15	Certificate of Designations (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.2, File No. 000-30371)
3.1.16	Certificate of Amendment of DynaResource, Inc. (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed with the SEC on June 12, 2023, Appendix I, File No. 000-30371)
3.1.17	Certificate of Designations (incorporated by reference to Form 8-K filed with the SEC on June 28, 2024, Exhibit 3.1, File No. 000-30371)
4.1*	Description of Capital Stock
4.2	Promissory Note – Series I (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.1, File No. 000-30371)
4.3	Promissory Note – Series I Amendment (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.2, File No. 000-30371)
4.4	Promissory Note – Series II (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.3, File No. 000-30371)
4.5	Promissory Note – Series II Amendment (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 4.4, File No. 000-30371)

4.6	Promissory Note (incorporated by reference to Form 8-K filed with the SEC on May 8, 2015, Exhibit 4.1, File No. 000-30371)
4.7	Common Stock Purchase Warrant issued by the Company in connection with June 2015 financing (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.3, File No. 000-30371)
4.10	Convertible Promissory Note with Golden Post Rail, LLC (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.1, File No. 000-30371)
4.11	Convertible Promissory Note with other Purchasers (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.2, File No. 000-30371)
4.12	Common Stock Purchase Warrant with Golden Post Rail, LLC (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.3, File No. 000-30371)
4.13	Common Stock Purchase Warrant with other Purchasers (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.4, File No. 000-30371)
4.14	Amendment to the June 30, 2015 Warrant (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.5, File No. 000-30371)
4.15	Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.6, File No. 000-30371)
4.16	Amended and Restated Registration Rights Agreement (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.7, File No. 000-30371)
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

10.11*	DynaResource, Inc. 2022 Stock Incentive Plan
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

10.19

Employment Agreement dated as of July 22, 2024 by and between the Company and Alonso Sotomayor (incorporated by reference to Form 8-K filed with the SEC on July 22, 2024, Exhibit 10.1, File No. 000-30371).

10.20	DynaResource, Inc. 2024 Amended and Restated Equity Incentive Plan (incorporated by reference to Form 8-K filed with the SEC on January 10, 2025, Exhibit 10.1 File No. 000-30371).
10.21

Stock Purchase Agreement dated as of October 18, 2024 by and between DynaResource, Inc. and Golden Post Rail, LLC (incorporated by reference to Form 8-K filed with the SEC on October 24, 2024, Exhibit 10.1 File No. 000-30371).

10.22

Stock Purchase Agreement dated as of October 18, 2024 by and between DynaResource, Inc. and Ocean Partners Holdings Limited (incorporated by reference to Form 8-K filed with the SEC on October 24, 2024, Exhibit 10.2 File No. 000-30371).

10.23

Stock Purchase Agreement dated as of October 18, 2024 by and between DynaResource, Inc. and Gareth Nichol (incorporated by reference to Form 8-K filed with the SEC on October 24, 2024, Exhibit 10.3 File No. 000-30371).

10.24

Stock Purchase Agreement dated as of October 18, 2024 by and between DynaResource, Inc. and Ralph Whalen (incorporated by reference to Form 8-K filed with the SEC on October 24, 2024, Exhibit 10.4 File No. 000-30371).

10.25

Stock Purchase Agreement dated as of October 18, 2024 by and between DynaResource, Inc. and Rohan Hazelton (incorporated by reference to Form 8-K filed with the SEC on October 24, 2024, Exhibit 10.5 File No. 000-30371).

10.26

Amendment Agreement #5 dated October 21, 2024 between DynaResource de Mexico S.A. de C.V. and MK Metals Trading Mexico S.A. de C.V. (incorporated by reference to Form 8-K filed with the SEC on October 22, 2024, Exhibit 10.1 File No. 000-30371).

16.1	Letter regarding change in Registrant’s Certifying Accountant (incorporated by reference to Form 8-K filed with the SEC on December 18, 2017, Exhibit 16.1, File No. 000-30371)
16.2	Letter regarding change in Registrant’s Certifying Accountant (incorporated by reference to Form 8-K filed with the SEC on October 8, 2020, Exhibit 16.1, File No. 000-30371)
19.1*	Code of Ethics and Business Conduct (which includes the Insider Trading Policy)
21	List of subsidiaries of the Company (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 21, File No. 000-30371)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

DynaResource, Inc.

Date: April 30, 2025	By:	s/ Rohan Hazelton
Rohan Hazelton,
Chief Executive Officer

Date: April 30, 2025	By:	s/ Alonso Sotomayor
Alonso Sotomator,
Chief Financial Officer
(principal financial and accounting officer)

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

April 30, 2025
Dated