Form 10-Q
period 2025-03-31
DYNARESOURCE, INC.
filed 2025-05-20
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2025 there were 29,315,726 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$2,192,594	$4,781,352
Accounts receivable	1,754,209	1,208,346
Concentrate and ore inventories (Note 3)	1,331,292	1,576,392
Foreign tax receivable	2,549,111	2,690,309
Other current assets (Note 5)	3,014,190	1,914,303
Total current assets	10,841,396	12,170,702
Mineral property interests, plant and equipment (net of accumulated
depreciation and depletion of $205,304 and $42,738) (Note 4)	6,707,286	4,211,968
Right-of-use assets, net	706,475	734,229
Deferred tax asset, net (Note 13)	3,471,326	4,025,957
Foreign tax receivable	18,838,109	16,613,129
Other assets	162,211	160,407
TOTAL ASSETS	$40,726,803	$37,916,392

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,510,022	$4,889,022
Accrued liabilities (Note 6)	12,288,210	9,857,317
Derivative liability (Note 7)	820,794	892,167
Notes payable (Note 8)	8,875,000	9,850,000
Current portion of operating lease payable (Note 14)	133,856	122,630
Mining concession duties payable (Note 9)	1,877,268	1,838,346
Total current liabilities	29,505,150	27,449,482
Operating lease payable, less current portion (Note 14)	637,197	702,531
Deferred tax liability (Note 13)	307,777	307,777
Asset retirement obligation (Note 10)	228,506	223,520
TOTAL LIABILITIES	30,678,630	28,683,310
TEMPORARY EQUITY (Note 11)
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (Note 11)
Common Stock, $0.01 par value, 40,000,000 shares authorized 29,315,726 shares issued and outstanding	293,157	293,157
Series E Senior Convertible Preferred Stock, $0.0001 par value, 1,552,795 shares authorized, issued and outstanding	2,500,000	2,500,000
Preferred rights	40,000	40,000
Additional paid-in-capital	69,382,893	69,131,186
Treasury stock, 37,180 shares each period, at cost	(95,023)	(95,023)
Accumulated other comprehensive income	(1,826,691)	(1,788,699)
Accumulated deficit	(66,103,643)	(66,705,019)
TOTAL STOCKHOLDERS’ EQUITY	4,190,693	3,375,602
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$40,726,803	$37,916,392

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	Three Months	Three Months
	March 31,	March 31,
	2025	2024
REVENUE	13,696,401	9,428,856
OPERATING EXPENSES
Mine production costs	6,188,248	6,214,574
Mill production costs applicable to sales	1,100,852	1,478,662
Camp, warehouse and facilities	1,414,675	1,445,225
Transportation costs	1,323,877	1,412,962
Property holding costs	36,136	44,047
Facilities expansion costs	—	787,809
Exploration drilling	107,850	920,485
General and administrative	1,250,244	1,168,849
Stock-based compensation (Note 12)	251,707	—
Accretion expense (Note 10)	4,986	4,565
Right of use asset amortization	27,754	33,192
Depreciation and depletion (Note 4)	162,566	7,343
TOTAL OPERATING EXPENSES	11,868,895	13,517,713
NET OPERATING INCOME (LOSS)	1,827,506	(4,088,857)
OTHER INCOME (EXPENSE)
Foreign currency gains (losses)	(15,155)	28,077
Interest expense	(376,834)	(427,888)
Derivative mark-to-market gain	71,373	80,141
Other income	11,140	156
TOTAL OTHER EXPENSE	(309,476)	(319,514)

NET INCOME (LOSS) BEFORE TAXES	1,518,030	(4,408,371)

Mining tax expense (Note 13)	304,420	—
Income tax expense (Note 13)	612,234	—
TOTAL TAX EXPENSE	916,654	—

NET INCOME (LOSS)	$601,376	$(4,408,371)
DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(58,575)	(58,575)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$542,801	$(4,466,946)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.
Basic income (loss) per common share	$0.02	$(0.19)
Weighted average shares outstanding – Basic	29,315,726	23,371,708
Diluted income (loss) per common share	$0.02	$(0.19)
Weighted average shares outstanding – Diluted	34,845,035	23,371,708

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain (loss)	(37,992)	203,239
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(37,992)	203,239
TOTAL COMPREHENSIVE INCOME (LOSS)	$563,384	$(4,205,132)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred E		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

Balance January 1, 2024	—	$—	23,371,708	$233,717	1	$40,000	$61,509,032	37,180	$(95,023)	$697,700	$(58,570,167)	$3,815,259

Other Comprehensive Income										203,339		$203,339

Net Loss											(4,408,371)	$(4,408,371)

Balance, March 31, 2024	—	$—	23,371,708	$233,717	1	$40,000	$61,509,032	37,180	$(95,023)	$901,039	$(62,978,538)	$(389,773)

Balance January 1, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$69,131,186	37,180	$(95,023)	$(1,788,699)	$(66,705,019)	$3,375,602

Stock-based compensation - Vesting							251,707					$251,707

Other Comprehensive Income										(37,992)		$(37,992)

Net Income											601,376	$601,376

Balance, March 31, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$69,382,893	37,180	$(95,023)	$(1,826,691)	$(66,103,643)	$4,190,693

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$601,376	$(4,408,371)
Adjustments to reconcile net income (loss) to cash used in operating activities
Derivatives mark-to-market gain	(71,373)	(80,141)
Accretion expense	4,986	4,565
Depreciation and depletion	162,566	7,343
Right-of-use asset amortization	27,754	33,192
Stock-based compensation	251,707	—
Deferred tax asset	554,631	—
Foreign exchange	(23,913)	—
Operating cash flows before change in non-cash working capital items	1,507,734	(4,443,412)
Change in non-cash working capital items:
Accounts receivable	(545,863)	(266,187)
Inventories	245,100	5,393
Foreign tax receivable	(1,675,086)	(2,170,076)
Other assets	(1,037,613)	(46,969)
Accounts payable	728,382	2,285,437
Accrued expenses	2,602,451	1,278,167
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,825,105	(3,357,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Mine development	(2,122,579)	—
Purchase of equipment	(535,305)	—
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,657,884)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of note payable (Note 8)	(975,000)	(487,500)
Operating lease payments	(54,108)	(45,366)
CASH FLOWS USED IN FINANCING ACTIVITIES	(1,029,108)	(532,866)

Effects of foreign currency	(726,871)	259,189
NET DECREASE IN CASH	(2,588,758)	(3,631,324)
CASH AT BEGINNING OF PERIOD	4,781,352	5,603,713
CASH AT END OF PERIOD	$2,192,594	$1,972,389

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$189,089	$214,794
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of December 31, 2024, the Company had one wholly owned subsidiary in the United States, DynaMéxico US Holding, LLC (“US Holding”) and three wholly owned subsidiaries in Mexico, DynaResource de México, S.A. de C.V. (“DynaMéxico”), Mineras de DynaResources S.A. de C.V. (“DynaMineras”) and DynaResource Operaciones de San José de Gracia S.A. de C.V. (“DynaOperaciones”). In April 2024, as part of the Company’s organizational, operating and tax strategy in Mexico, the Company purchased Minera de Alica S.A. de C.V., (DynaAlica) a Mexican corporation with no assets, liabilities or activity.

Although the Company considers the four Mexican subsidiaries to be wholly owned, each has issued one qualifying share to a second shareholder as required under Mexican law, with such qualifying shares held by US Holding. DynaMéxico owns a portfolio of mining concessions that currently comprises its 100% interest in the San José de Gracia mine ("SJG”) in northern Sinaloa State, México.

Principles of Consolidation

The unaudited condensed interim consolidated financial statements include the accounts of DynaResource, Inc., as well as the Company’s wholly owned subsidiaries DynaMéxico, DynaMineras, DynaOperaciones and DynaAlica. All significant intercompany transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

Significant Accounting Policies

The Company’s management selects and applies accounting policies in accordance with generally accepted accounting principles (“GAAP”) and determines the methods for their application. The application of these policies requires the use of estimates and the appropriate recognition, matching, and timing of revenues and expenses. The accounting policies adopted conform to GAAP and have been applied consistently in the preparation of these unaudited condensed interim consolidated financial statements.

The unaudited condensed interim consolidated financial statements and accompanying notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Management acknowledges its responsibility for adopting sound accounting practices, establishing and maintaining an effective system of internal accounting controls, and preventing and detecting fraud. The Company’s system of internal accounting control is designed to ensure, among other objectives: (1) that recorded transactions are valid; (2) that valid transactions are recorded; and (3) that transactions are recorded in the proper period in a timely manner to produce financial statements that fairly present the financial position, results of operations, and cash flows of the Company for the periods presented.

Basis of Presentation

These unaudited condensed interim consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

These interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The information should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of management, all adjustments (consisting of normal recurring adjustments), necessary for a fair presentation of the interim results have been included. Interim results are not necessarily indicative of the results that may be expected for a full fiscal year.

Use of Estimates

The preparation of unaudited condensed interim consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and disclosures of contingent assets and liabilities. Actual results could differ materially from those estimates.

Production Stage Issuer

The definitions of Measured Mineral Resource, Mineral Reserve and Mineral Resource are set forth in SEC Regulation S-K, Item 1300 (“S-K 1300”).

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

In accordance with S-K 1300, the SJG mine was classified as an Exploration Stage Property prior to January 1, 2025. This classification was based on the fact that the SJG mine had no Mineral Reserves as defined under S-K 1300. Although the SJG mine engaged in the mining of Mineral Resources and production of gold-silver concentrate, such activities were not sufficient to alter its classification as an Exploration Stage Property.

Effective January 1, 2025, following the completion of a Mineral Reserve estimate in accordance with S-K 1300, the Company transitioned from an Exploration Stage issuer to a Production Stage issuer. In connection with this transition, the Company updated its accounting estimates related to the capitalization of development costs and its depreciation and depletion methodologies. This change is treated as a change in accounting estimate under Accounting Standards Codification (“ASC”) 250, and has been applied prospectively from January 1, 2025.

The Company operates as a single reportable segment, focused on the exploration, development, production, and sale of gold and silver in Mexico.

Segment Information

The Company operates as one reportable segment, focused on the exploration, development, production and sale of gold and silver in Mexico.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash balances may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2025, the Company has $991,707 in deposits in U.S. banks in excess of the FDIC limit. The Company had no cash equivalents as of March 31, 2025 or December 31, 2024. Deposits are maintained with high-quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist primarily of trade receivables related to the sale of metal concentrate, recorded net of allowances for doubtful accounts and mark-to-market adjustments on provisional invoices based on forward metal prices. An allowance is recorded when receivables are determined to be uncollectible. As of March 31, 2025 and December 31, 2024 management believes all accounts receivable are fully collectable.

Mined Tonnage Inventory

Mined tonnage inventory represents ore mined and stockpiled for further processing. Stockpile quantities are estimated based on tonnes added and removed, contained metals (based on assays), and estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values and mining costs. Stockpiles are carried at the lower of average cost or net realizable value, based on estimated future sales prices, less estimated costs to complete production and sale.

Concentrate Inventory

Concentrate inventory, consisting of metal concentrates located at the Company facilities or in transit to customers is carried at the lower of production cost or net realizable value, based on current metals prices.

Foreign Tax Receivable

Foreign tax receivable is comprised of recoverable value-added taxes (“IVA”) paid to the Mexican government on goods and services. Under certain circumstances, IVA is recoverable by filing a tax return. Amounts paid are tracked and recognized as receivables until collected.

Proven and Probable Reserves

The definitions of proven and probable mineral reserves is set forth in S-K 1300.

A proven mineral reserve is the economically mineable part of a measured mineral resource. The qualified person reflects a high degree of confidence in the results obtained from the application of modifying factors, as well as in the estimates of tonnage and grade or quality. A proven mineral reserve can only result from the conversion of a measured mineral resource.

A probable mineral reserve is the economically mineable part of an indicated mineral resource and in some cases, a measured mineral resource. The qualified person’s confidence in the modifying factors and in the estimates of tonnage and grade or quality is lower for a probable reserve than for a proven mineral reserve, but still sufficient to demonstrate that extraction is economically viable at the time of recording, based on reasonable investment and market assumptions.

The lower level of confidence associated with a probable reserve arises either from geologic uncertainty when converting an indicated mineral resource or from greater risks related to the modifying factors when converting a measured mineral resource. A qualified person must classify a measured mineral resource as a probable mineral reserve if confidence in the application of the modifying factors is insufficient to support classification as a proven mineral reserve. See Note 2.

Mineral Property Interests, Plant and Equipment

Mineral property interests:

Mineral property interests consist of capitalized expenditures related to the development of mineral properties and mining concessions arising from acquisitions. The amount capitalized represents the fair value of the mineral property and associated mining concessions at the time of acquisition.

Development costs include engineering and metallurgical studies, drilling, and related costs to delineate an ore body, removal of overburden to initially expose an ore body at open pit surface mines, and the construction of access paths and other infrastructure to gain access to the ore body at underground mines. Development costs are expensed as Development and Stripping Costs when incurred until an economically viable deposit has been delineated, at which point such costs are capitalized. Where multiple open pits exist at a mine, pre-stripping costs are capitalized separately for each pit. Production commences when saleable minerals, beyond a de minimis amount, are produced.

During the production phase of a mine, costs incurred to provide access to reserves and resources that will be produced in future periods and that would not have otherwise been accessible are capitalized and included in the carrying value of the related mineral property interest.

When proven and probable mineral reserves (as defined by S-K 1300) exist, development costs are capitalized. Drilling and related costs are capitalized for an ore body where an economically viable deposit exists and the activities are directed at obtaining additional information, providing greater definition of the ore body, or converting non-reserve mineralization to proven and/or probable reserves if the benefit is expected to be realized over a period beyond one year. All other drilling and related costs are expensed as incurred as Exploration or Development and Stripping Costs. Exploration costs include costs incurred to identify new mineral resources, evaluate potential resources, and convert mineral resources into proven and probable reserves. Drilling costs incurred for the purpose of operational ore control during the production stage, rather than for obtaining additional information about the ore body, are allocated to inventory costs and then expensed as a component of production costs applicable to sales once revenue from the sale of inventory is realized.

Mineral property interests are amortized upon commencement of production on a unit-of-production basis over proven and probable reserves. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, the amortization of the capitalized costs is charged to expense based on the most appropriate method, which includes the straight-line method and the units-of-production method over the total estimated production over the life of the mine, as determined by internal mine plans.

Plant and equipment:

For properties where the Company has established economically viable deposits, expenditures for plant and equipment are capitalized and recorded at cost. The cost capitalized for plant and equipment includes borrowing costs that attributable to qualifying assets. Plant and equipment are depreciated using the straight-line method over the estimated productive lives of the assets.

Construction-in-progress costs:

Assets under construction are capitalized as construction-in-progress until the asset is available for its intended use, at which point costs are transferred to the appropriate category of plant and equipment or mineral property interest and amortized. Construction-in-progress costs comprise the purchase price of the asset and any directly attributable costs incurred to bring the asset into working condition for its intended use.

Office furniture and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements related to the Company’s corporate office are amortized over the term of the lease, which is 52 months.

For properties where the Company has not established economically viable deposits, substantially all costs, including design, engineering, construction, and installation of equipment, are expensed as incurred unless the equipment has alternative uses, significant salvage value, or probable future benefit, in which case the equipment is capitalized at cost.

Impairment of Long-Lived Assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Mineral properties are monitored for indicators of impairment based on factors such as changes in mineral prices, government regulations and taxation, the Company’s continued right to explore the area, results from exploration activities (including assays, technical reports, and drill results), and the Company’s ongoing plans and ability to fund exploration programs on the property.

For operating mines, recoverability is assessed by comparing the undiscounted future net cash flows expected to be generated by the asset to its net book value. If the net book value exceeds future net undiscounted future net cash flows, an impairment loss is recognized and measured as the excess of the asset’s net book value over its estimated fair value. Fair value for operating mines is determined using a combined approach, which includes a discounted cash flow model for the existing operations and a market approach for the valuation of exploration land claims.

Future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends, and relevant market factors), production levels, operating costs, capital requirements and reclamation obligations, all based on current life-of-mine plans. The term “recoverable mineralized material” refers to the estimated quantity of gold or other commodities recoverable after accounting for processing and treatment losses.

In estimating future cash flows, assets are grouped at the lowest level for which there are separately identifiable cash flows that are largely independent of the cash flows of other asset groups. The Company’s estimates of future cash flows involve significant judgments and assumptions. Actual future results, including quantities of recoverable minerals, commodity prices, production levels, operating and capital costs, may differ materially due the inherent risks and uncertainties involved.

The recoverability of the carrying value of each mineral property is assessed annually or more frequently if events or changes in circumstances indicate potential impairment. Indicators of impairment include adverse changes in any of the following:

•
estimated recoverable ounces of gold, silver or other precious minerals;
•
estimated future commodity prices;
•
estimated expected future operating costs, capital expenditures and reclamation expenditures.

A write-down to fair value is recognized when the expected future cash flows are less than the net book value of the property, or when other events or changes in circumstances indicate that the carrying amount is not recoverable. As of March 31, 2025 and December 31, 2024, no indicators of impairment existed.

Asset Retirement Obligation (“ARO”)

Provisions for environmental rehabilitation are recognized for the estimated future closure, restoration, and rehabilitation costs (which include the dismantling and demolition of infrastructure, removal of residual materials, and remediation of disturbed areas) in the accounting period when the related environmental disturbance occurs. The associated asset retirement costs, including periodic adjustments, if any, are capitalized as part of the carrying amount of the long-lived asset if proven or probable reserves exist or if the costs relate to an acquired mineral property interest. Otherwise, the costs are expensed as incurred. Periodic accretion is recorded as an increase to the reclamation and remediation liabilities and recognized as an operating expense.

Prior to January 1, 2025, the Company was classified as an Exploration Stage issuer, had not demonstrated proven or probable reserves, and did not qualify for asset capitalization. Accordingly, all the costs associated with reclamation and remediation obligations were expensed as incurred. See Note 2.

The fair value of reclamation and remediation liabilities is measured by discounting the expected cash flows, using a credit-adjusted risk-free rate of interest and considering the effects of inflation. The Company prepares estimates of the timing and amounts of expected cash flows when reclamation and remediation liabilities are incurred, and updates these estimates to reflect changes in facts and circumstances. The estimation of fair value involves significant judgment, including assumptions regarding the amount and timing of cash flows, inflation rates, and credit risk.

Changes in regulations or laws, instances of non-compliance that result in fines, or unforeseen environmental contamination could result in a material impact on reclamation and remediation liabilities recognized in operations. Significant judgments and estimates are involved when assessing the fair value of AROs. Expected cash flows relating to AROs could occur over long periods of time, and the assessment of the extent of required environmental remediation work is highly subjective. As a result, the fair value of the AROs may change materially over time.

Property Holding Costs

Property holding costs to maintain a property on a care and maintenance basis are expensed as incurred. Such costs include security and maintenance expenses, lease and claim fees and payments, and environmental monitoring and reporting costs.

Exploration Costs

Exploration costs, including costs related to exploration activities, development, direct field operations, and related administrative expenses are expensed in the period in which they are incurred.

Leases

The Company adopted ASC 842, Leases which requires the recognition of a right-of-use asset and a corresponding lease liability for all leases at the commencement date, measured based on the present value of lease payments over the lease term. ASC also requires additional qualitative and quantitative disclosures regarding leasing arrangements. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients, which permits Company not to reassess of (i) whether existing or expired contracts contain leases, (ii) lease classification, and (iii) initial direct costs. In addition, the Company elected other available practical expedients, including the option not to separate lease and non-lease components – primarily common area maintenance charges – for all classes of underlying assets, and the option to exclude leases with an initial term of 12 months or less from recognition under ASC 842.

Transactions In and Translations of Foreign Currency

The functional currency of the Company’s subsidiaries is the Mexican Peso. Accordingly, the financial statements of the subsidiaries are translated from Mexican Pesos into U.S. dollars using (i) the exchange rate prevailing at the balance for balance sheet accounts, and (ii) the weighted average exchange rate of the reporting period for income statement accounts. Foreign currency translation gains and losses are recorded as a separate component of stockholders’ equity and reported within comprehensive income (loss).

Foreign currency transactions are translated into the functional of the respective currency of the entity or division, using the exchange rates prevailing at the dates of the transactions (spot exchange rate). Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement of monetary items denominated in foreign currencies using period-end exchange rates are recognized in profit or loss. Non-monetary items that are not remeasured at period-end are measured at historical cost, translated using the exchange rate prevailing on the date of the original transaction, except for non-monetary items measured at fair value, which using the exchange rate on the date the fair value was determined. Gains and losses are included in the consolidated statement of operations and comprehensive income (loss).

The unaudited financial statements of the subsidiaries should not be construed as a representation that Mexican Pesos have been, could have been, or may in the future be converted into U.S. Dollars at the rates used for translation or any other exchange rates.

The relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries were as follows for the periods ended March 31, 2025 and December 31, 2024 (expressed as Mexican Pesos per one U.S. dollar):

	March 31, 2025	December 31, 2024
Current Exchange Rate	20.43	20.86

The relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended March 31, 2025 and 2024 (Mexican Pesos per one U.S. dollar):

	March 31, 2025	March 31, 2024
Weighted Average Exchange Rate for the Three Months Ended	20.43	16.98

The Company recorded currency transaction gains (losses) of $(15,155) and $28,077 for the three months ended March 31, 2025 and 2024, respectively.

Stock-based Compensation

The Company accounts for stock options at fair value as prescribed in ASC 718, Stock-Based Compensation. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model and recognizes for expense over the service period, if any, associated with the stock option. The Company’s estimates may be impacted by variables including, but not limited to, stock price volatility, employee stock option exercise behavior, and estimates of forfeitures.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes, using the liability method. This approach recognizing certain temporary differences between the financial reporting basis and the related income tax basis for such liabilities and assets. This method generates either a net deferred tax asset or liability, measured using the statutory tax rates in effect. The deferred tax expense or benefit is derived from changes in the net deferred tax asset or liability during the reporting period. The Company records a valuation allowance against any portion of deferred tax assets when it concludes, based on the weight of available evidence, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income from the Company’s subsidiaries in México is taxed in accordance with applicable Mexican tax law.

Uncertain Tax Position

The Company is subject to income taxes in the U.S. and other foreign jurisdictions, where certain outcomes are uncertain. The evaluation of uncertain tax positions requires significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws. The Company establishes reserves to eliminate some or all of the tax benefit of a position when it determine that one of the following conditions exists: (1) the tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lesser amount, or (3) the tax position is “more likely than not” to be sustained, but not in the period originally taken. In evaluating uncertainty: (1) it is presumed that the tax position will be examined by the relevant authority with full knowledge of all relevant information; (2) the technical merits of a tax position are based on sources such as legislation, legislative intent, regulations, rulings, and case law; and (3) each tax position is assessed independently, without offsetting or aggregation with other tax positions taken. Although management believes that the Company’s reserves are reasonable, there can be no assurance that the final outcome will not differ from the amounts reflected in the financial statements. A number of years may pass before an uncertain tax position is audited and ultimately resolved. The statute of limitations and audit period vary by jurisdiction. Any previously reserved tax benefit will be recognized in income tax expense in the first interim period during which: (1) the tax position is “more likely than not” to be sustained, (2) the tax position is settled through negotiation or litigation, or (3) the statute of limitations has expired.

Comprehensive Income (Loss)

The Company follows ASC 220, Comprehensive Income, which establishes standards for the reporting and presentation of comprehensive income and its components in general-purpose consolidated financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), such as unrealized gains and losses resulting from the translation of assets and liabilities of the Company’s foreign operations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is generated from the sale of gold and silver concentrate produced from its mining operations. Revenue is recognized, net of treatment and refining charges, when the Company satisfies its performance obligation – typically upon delivery to the customer’s facility. At that point, the customer assumes the risks and rewards of ownership and has the ability to control the material.

Revenue is initially recorded on a provisional basis using the contract price and estimated metal quantities based on assay results. Adjustments to provisional sales prices are made to reflect mark-to-market changes in forward metal prices until final settlement. The difference between the provisional and final sales price is treated as an embedded derivative, which be accrued for separately from the host contract. The host contract represents the receivable based on the quoted metal prices at the time of delivery. The embedded derivative, which does not qualify for hedge accounting, is remeasured at each reporting date, and changes in fair value are recognized in revenue until final pricing is determined. These price fluctuations – occurring between delivery and final settlement – result in revenue adjustments for previously recorded concentrate sales. The primary risk associated with the provisional pricing lies in potential variances between the estimated precious metals content, based on initial assay data, and the actual recoveries confirmed through final processing and settlement.

For the three months ended March 31, 2025 and 2024, no revenue was recognized during the period from deferred contract liabilities, and no customer deposits were refunded to the customer due to order cancellations.

Shipping and handling costs incurred after control transfers to the customer are treated as fulfillment costs.

Derivative Financial Instruments

Certain warrants by the Company are classified as derivative financial liabilities. Their estimated fair value is determined using the Black-Scholes option pricing model and remeasured each reporting period. Changes in fair value are recorded in the statements of operations and comprehensive income (loss). Key inputs to the model include share price volatility, dividend yield, and expected term.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, notes payable, installment notes payable and derivative liabilities. The carrying values of cash, accounts receivable, accounts payable, and notes payable approximate fair value due to their short-term nature. Installment notes payable also approximates fair value based on the relationship between stated interest rates and the Company’s risk-adjusted borrowing rate. Derivative liabilities are measured using the Black-Scholes model.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC 260, Earnings per Share. Basic earnings (loss) is calculated using the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) share includes the effect of potentially dilutive common shares, such as stock warrants and convertible preferred shares, except in periods of net loss, when such securities would be considered anti-dilutive.

The Company’s Series C Preferred Stock and related outstanding dividends are convertible into 2,942,695 and 2,853,721 shares of Common Stock as of March 31, 2025 and 2024, respectively. The Company’s Series D Preferred Stock and related outstanding dividends are convertible into 820,800 and 790,400 shares of common stock as of March 31, 2025 and 2024, respectively. The Company’s Series E Preferred Stock are convertible into 1,552,794 shares of common stock as of March 31, 2025. During the periods ended March 31, 2025 and 2024, the Company had warrants outstanding to purchase 892,165 shares of common stock.

Related Party Transactions

ASC 850, Related Party Disclosures, requires companies to disclose material related party transactions in their financial statements. The Company complies with this requirement by disclosing all such transactions. A related party is defined as an individual or entity that, through direct or indirect means – including intermediaries – has the ability to control, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, members of management, their immediate family members, and any other parties that may exert significant influence over the management or operating policies. A party is also considered related if it has an ownership interest in one transacting party and can significantly influence the other, to an extent that the affected party may be unable to pursue its own separate interests fully.

Significant Judgments, Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s historical experience and best available information. Actual results could differ from these estimates, and such differences could have a material impact on future operating results and cash flows.

Key areas involving significant judgment and estimates that may result in material changes to the carrying amounts of assets and liabilities include, but are not limited to:

•
the determination of income tax provisions, which involves complex estimates and assumptions about future events;
•
quantitative and qualitative factors used in the assessment of impairment of the Company’s mineral property;
•
the evaluation of drilling results, resource models, and any other technical data affecting the impairment assessment and provisions for environmental rehabilitation and restoration obligations; and
•
the valuation of derivatives liabilities, which requires the selection of appropriate valuation models and significant judgment in determining input assumptions.

Reclassification

Amounts previously presented in the Condensed Interim Consolidated Balance Sheet under “Mining Concessions” as of March 31, 2025 and December 31, 2024, have been reclassified to “Mineral Property Interests, Plant and Equipment to conform with current period presentation. See Note 2.

Amounts in the Condensed Interim Statement of Income (Loss) and Comprehensive Income (Loss) related to mine development and stripping costs for the three months ended March 31, 2025 and 2024 have been included as part of Mine production costs to conform to current year presentation. See Note 2.

Commodity Pricing Contract

In September 2024, the Company entered into a commodity pricing arrangement through its major purchaser. Under the contract, the Company locked in the sales price for 75% of its recoverable gold up to 9,000 ounces, at a price of $2,495 per ounce. This forward pricing arrangement ensured price certainty for a portion of the Company’s gold concentrate shipments, mitigating exposure to adverse fluctuations in gold prices. The Company fulfilled its delivery obligations under the contract in March 2025. The financial impact of this contract during the quarter ended March 31, 2025, was a reduction in revenue of approximately $1.1 million.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update enhances transparency by requiring entities to provide more detailed income tax disclosures, including: (1) disaggregation of specific categories within the effective tax rate reconciliation; (2) disclosure of income (or loss) from continuing operations before income taxes, separately for domestic and foreign operations; and (3) disclosure of income tax expense or benefit from continuing operations, disaggregated by federal, state and foreign jurisdictions. ASU 2023-09 also introduces a requirement to disclose income taxes paid to federal, state, local, and foreign jurisdictions, along with other amendments aimed at improving the consistency and usefulness of tax disclosures for financial statement users. The standard is to be applied prospectively, although retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

ASU 2024-03, Income Statement – Reporting Comprehensive Income (Subtopic 220-240): Expense Disaggregation Disclosures. In March 2024, FASB issued ASU 2024-03, which requires all public entities to disclose disaggregated expense information for certain natural expense categories – including inventory purchases, employee compensation, depreciation, amortization of intangible assets, and depletion – within each relevant income statement line item. The objective is to provide greater transparency into the nature and function of expenses reported. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. Entities may apply the standard either prospectively to periods after the effective date or retrospectively to all prior periods presented. The Company is currently evaluating the potential impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.

NOTE 2 - CHANGE IN ACCOUNTING ESTIMATE DUE TO TRANSITION TO PRODUCTION STAGE

On May 20, 2025, the Company filed a Technical Report Summary (“TRS”) for the SJG mine, which was prepared in accordance with S-K 1300. The TRS includes the Company’s first declaration of mineral reserves and supports the transition from an Exploration Stage issuer to a Production Stage issuer.

The TRS was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025, and is incorporated herein by reference as Exhibit 96.1 to this Quarterly Report on Form 10-Q.

As a result of the declaration of proven and probable mineral reserves, the Company has revised certain accounting estimates prospectively, including the capitalization of certain development costs and the commencement of systematic depreciation of applicable assets. These changes have been applied prospectively in accordance with ASC 250, with no restatement of prior periods.

Impact on Accounting Estimates

In connection with this transition, the Company revised its accounting estimates as follows:

1. Capitalization of Development Costs

• Prior to January 1, 2025, all underground mine development costs were expensed as incurred, as the SJG mine was classified as an exploration-stage property.

• Effective January 1, 2025, mine development costs that are directly related to sustaining and production-related activities are capitalized as part of “Mineral Property Interests, Plant and Equipment.”

• As a result capitalization of development costs during the three months ended March 31, 2025 increased by approximately $2.123 million, compared to prior periods.

2. Depreciation and Depletion

• Beginning in 2025, the Company commenced depletion of capitalized mine development costs and depreciation of mineral property interests (including mining concessions) using the Unit-of-Production (“UOP”) method, based on total proven and probable reserves.

• As a result depreciation and depletion expense during the three months ended March 31, 2025 increased by approximately $0.155 million, compared to prior periods.

Financial Impact of the Change

The adoption of these revised estimates in Q1 2025 had the following impact on the Company’s financial results:

Impact Area	Increase/(Decrease)
Capitalized Development Costs	$2.123 million
Depreciation and Depletion Expense	$0.155 million

This change in accounting estimate has been applied prospectively in accordance with ASC 250, Accounting Changes and Error Corrections, with no restatement of prior periods.

Forward-Looking Considerations

Management anticipates that these changes will result in increased capitalized costs and higher depreciation expense in future periods. The Company will continue to review and update its reserve estimates and related accounting assumptions on an ongoing basis, consistent with GAAP.

NOTE 3 - CONCENTRATE AND ORE INVENTORIES

Inventories are stated at the lower of cost or net realizable value and consist of mined ore and finished goods in the form of gold-silver concentrates. Inventory balances as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Mined tonnage	$921,542	$1,406,448
Gold-Silver concentrates	409,750	169,944
Total inventories	$1,331,292	$1,576,392

NOTE 4 – MINERAL PROPERTY INTERESTS, PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests, plant and equipment at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Mineral property interests, cost
Mining concessions	$4,132,678	$4,132,678
Mine development	2,122,579	—
Subtotal	$6,255,257	$4,132,678
Less: accumulated depletion	(119,084)	—
Mineral property interests, carrying value	$6,136,173	$4,132,678

Plant and equipment, cost
Construction in progress	$403,204	$—
Plant and equipment	205,792	73,691
Other	48,337	48,337
Subtotal	657,333	122,028
Less: Accumulated depreciation and amortization	(86,220)	(42,738)
Plant and equipment, carrying value	$571,113	$79,290

Mineral property interests, plant and equipment, carrying value	$6,707,286	$4,211,968

Mineral properties include the SJG mining concessions (December 31, 2024 - $4,132,678) and capitalized mine development costs. The SJG property interests are depleted based on the units-of-production method over the estimated proven and probable mineral reserves.

The definitions of proven and probable reserves are set forth in S-K 1300. If proven and probable reserves exist at the Company’s properties, the relevant related capitalized mineral property interests are depleted using the units-of-production method. The Company’s SJG property has proven and probable reserves estimated in accordance with S-K 1300. See Note 2.

Mineral properties totaled $6,136,173 as of March 31, 2025 and included capitalized development costs of $2,122,579 during the period ended March 31, 2025. Depletion expense during the three months ended March 31, 2025 and 2024, was $119,084 and $nil, respectively.

Depreciation and amortization are recorded over each asset’s estimated useful life. Depreciation and amortization expense was $43,482 and $7,343 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 5 - OTHER CURRENT ASSETS

As of March 31, 2025 and December 31, 2024, other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
Warehouse inventory	$1,522,334	$1,258,064
Advances to suppliers	885,766	386,216
Prepaid expenses	606,090	270,023
Total other current assets	$3,014,190	$1,914,303

NOTE 6 - ACCRUED LIABILITIES

As of March 31, 2025 and December 31, 2024, the Company had the following accrued liabilities:

	March 31,	December 31,
	2025	2024
Accrued interest	$2,458,118	$2,221,219
Accrued mining expenses	4,273,433	3,515,893
Accrued taxes	1,677,269	1,241,111
Other accrued liabilities	3,879,390	2,879,094
Total accrued liabilities	$12,288,210	$9,857,317

NOTE 7 - DERIVATIVE LIABILITY

Warrants Issued With the Notes Convertible Into Series D Preferred

In fiscal 2020, the Company closed a financing agreement with Golden Post Rail, LLC (“Golden Post”) and certain shareholders pursuant to which the Company issued convertible promissory notes bearing interest at 10%. These notes were convertible into shares of Series D Senior Convertible Preferred Stock and common stock purchase warrants (the “2020 Warrants”) exercisable at $0.01 per share, with a ten-year expiration. The 2020 Warrants contain anti-dilution provisions. See Note 11. The Company analyzed the conversion features of the promissory notes and determined that the 2020 Warrants and the remaining purchaser warrants issued in connection with the notes qualified as derivative liabilities. The fair value was required to be allocated among the notes, the notes’ conversion features, and the 2020 Warrants and remaining purchaser warrants, and was subsequently remeasured at each reporting date. The Company performed a valuation of the conversion features of the 2020 Warrants and remaining purchaser warrants. In performing the valuation, the Company applied the guidance in ASC 820, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporated assumptions that market participants would use in pricing the asset or liability and utilized market data to the maximum extent possible.

In instances where the determination of fair value is based on inputs from different levels of the fair value hierarchy, the level within which the entire fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the overall fair value measurement requires judgment and considers factors specific to the asset or liability.

The Company classified the inputs in this valuation as Level 3 within the fair value hierarchy under ASC 820 and utilized an equity simulation model to determine the value of conversion feature associated with the Warrants issued in connection with the notes convertible into Series D Preferred Stock, based on the assumptions set forth below:

Period Ended	March 31, 2025	December 31, 2024
Annual volatility rate	118%	128%
Risk free rate	3.89%	4.25%
Expected life (years)	5.12	5.37
Fair value of common stock	$0.92	$1.00

For the three months ended March 31, 2025 and the twelve months ended December 31, 2024, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs. See Note 15.

The following table summarizes the changes in the fair value of the derivative liability during the three months ended March 31, 2025 and the twelve months December 31, 2024.

Period Ended	March 31, 2025	December 31, 2024
Fair value of derivative (warrants), beginning of period	$892,167	$1,797,341
Exercise of warrants	-	-
Change in fair value of derivative	(71,373)	(905,174)
Fair value of derivative (warrants), end of period	$820,794	$892,167

NOTE 8 - NOTES PAYABLE

(A) Advance Credit Line Facility/Customer Advances

On February 4, 2021, the Company entered into an Advance Credit Line Facility and Purchase Agreement (the “ACL”), with a commercial buyer. On August 2, 2023, the ACL was extended through December 2026 in an Amendment Agreement (the “Amendment”). Under the terms of the ACL and Amendment:

•
Beginning in September 2023, up to $10 million of the ACL advance may be converted into a one-year installment loan (the “RCL”) bearing interest at 3M SOFR + 7.5% and amortized as follows: Month 1, interest only; Months 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest. Conversion into an installment loan reduces the available ACL on a pro rata basis;
•
If the ACL is converted into the RCL, subsequent deliveries during the term must be paid in cash within ten days of delivery;
•
The Amendment provides the buyer with a right of first refusal under the Offtake Agreement, to provide offtake financing and purchase other concentrates (zinc, silver, copper, etc) and doré from the Company’s open pit and underground operations.

(B) Revolving Credit Line (RCL) & Temporary Advance Credit Line (TACL)

On December 1, 2023, the Company exercised its option under the ACL to convert the outstanding balance of $9,750,000 into a one-year note payable (the “RCL”) bearing interest at 3M SOFR + 7.5%. The RCL is repayable as follows: Month 1, interest only; Months 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest.

On June 20, 2024, the Company amended the terms of the RCL. Under the amendment, the Company could receive up to an additional $4,000,000 under a temporary advance credit line (the “TACL”) at the same interest rate, with the TACL maturing on November 30, 2024. As part of the amendment, the Company also received a put option (the “Put Option”) allowing it to convert up to $9,000,000 of the RCL into common stock at $1.61 per share, exercisable from November 1, 2024 until the November 30, 2024. If both the RCL and the TACL were repaid in full on or before November 30, 2024, the maximum principal amount of the RCL would increase to $12,500,000. However, if the Put Option was exercised for an amount greater than $4,000,000, the maximum principal amount of the RCL would be reduced on a dollar-for-dollar basis by the excess.

As part of the June 20, 2024 amendment, the Company granted a security interest in its Mexican IVA tax claims to the holder of the RCL and TACL notes.

In November 2024, the Company repaid the TACL in full and renewed the RCL for an additional one-year term. Under the renewal, the TACL was discontinued, and the Put Option was removed. The maximum principal amount of $12,500,000, the interest rate, and repayment terms remained unchanged.

The following is a summary of the activity during the periods ended March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Balance beginning of year	$9,850,000	$9,750,000
Advances	—	12,000,000
Principal Payments	(975,000)	(11,900,000)
Balance end of year	$8,875,000	$9,850,000

Interest expense on the RCL for the period ended March 31, 2025 was $276,823 (March 31, 2024 - $305,340).

NOTE 9 – CONCESSION DUTIES PAYABLE

In June 2018, the Company entered into financing agreements for unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2017 and the period ended June 30, 2018 in the amount of $1,739,392. The Company paid an initial 20% down payment of $347,826 and financed the balance over 36 months at an interest rate of 22% per annum.

In February 2019, the Company entered into a financing agreement for unpaid mining concession taxes on the Francisco Arturo mining concession for the year ended December 31, 2018 in the amount of $335,350. The Company paid an initial 20% down payment of $67,070 and financed the balance over 36 months at an interest rate of 22% per annum.

In June 2018, the Company applied for a reduction of the Francisco Arturo mining concession, from 69,121 hectares to 3,280 hectares. The Company continues to accrue approximately $22,500 (USD) every semester (six months) on the Francisco Arturo mining concession.

As of June 2019, the Company ceased making monthly payments on the Francisco Arturo concession financing notes and petitioned the Servicio de Administración Tributaria (the “SAT”), the Mexican federal tax authority, for a reduction in the liability proportionate to the reduction in the Francisco Arturo concession area. For financial reporting purposes, the Company continues to carry all financing notes related to unpaid mining concession taxes at their unpaid principal amounts and accrues interest. As of March 31, 2025, $2,367,384 of accrued interest on the notes was included in accrued liabilities on the unaudited consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession taxes related to its core mining concessions, totaling $299,474. The Company made an initial 20% down payment of $59,895 and financed the remaining balance over 36 months at an interest rate of 22% per annum.

The following summarizes the activity during the three months ended March 31, 2025:

Balance December 31, 2024	$1,838,346
Exchange rate adjustment	38,922
2025 principal payments	—
Balance March 31, 2025	$1,877,268

NOTE 10 - ASSET RETIREMENT OBLIGATION

During 2023, the Company completed a significant upgrade to the milling facility. As a result, an asset retirement obligation (“ARO”) was established as of December 31, 2023, reflecting the estimated undiscounted costs totaling $316,800 to decommission the plant and tailings pond at the end of the estimated life of the mines in operation as of that date. The ARO was discounted using credit-adjusted, risk-free interest rate of 9.2%. As this is a production stage property that qualifies for asset capitalization, any new costs incurred after January 1, 2025 associated with the obligation can be capitalized to mineral property interests, plant and equipment.

Asset retirement obligation consists of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Asset retirement obligation at beginning of year	$223,520	$198,468
Additions to ARO liability	—	6,792
Accretion	4,986	18,260
Asset retirement obligation at end of year	$228,506	$223,520

NOTE 11 - STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock authorized for issuance by the Company is 60,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 are designated as Series C Preferred Stock, 3,000,000 shares are designated as Series D Preferred Stock, and 1,552,795 shares are designated as Series E Preferred Stock; and (ii) 40,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). As of March 31, 2025, 13,713,213 shares of Preferred Stock remain un-designated.

Series C Senior Convertible Preferred Stock

As of March 31, 2025 and December 31, 2024 there were 1,734,992 shares of Series C Preferred Stock outstanding. As of March 31, 2025, these Series C Preferred Shares are convertible to Common Stock at $1.95 per share or redeemable in cash at the shareholder’s option and include anti-dilution protection. The Series C Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4% of $4,337,480 payable annually on June 30. As of March 31, 2025, dividends for the years 2016 to 2024 totaling $1,400,775 were in arrears.

Because the Series C Preferred Stock is mandatorily redeemable by the Company at the election of the holder upon maturity, it is classified as “temporary equity” on the consolidated balance sheet.

Series D Senior Convertible Preferred Stock

Financing Agreement with Golden Post Rail, LLC, and with Shareholders of DynaResource, Inc.

On May 14, 2020, the Company closed an a financing agreement with certain shareholders totaling $4,020,000, which was convertible into Series D Senior Preferred Stock. In connection with this financing, the noteholders also received the 2020 Warrants, as outlined in Note 7, to purchase an aggregate of 1,260,633 shares of the Company’s Common Stock at an exercise price of $.01 a share.

On October 7, 2021, the Company paid $2,500,000 to repurchase one note. The remaining ten noteholders elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. Concurrently with the note conversion the noteholders exercised 368,468 of the 2020 Warrants to purchase 368,468 shares of the Company’s Common Stock at $0.01 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4.0% of $1,520,000 payable annually on October 18. As of March 31, 2025 dividends for the years 2022 to 2024 totaling $182,400 were in arrears.

Because the Series D Preferred is mandatorily redeemable by the Company at the election of the holder upon maturity, it is classified as “temporary equity” on the consolidated balance sheet.

Deemed dividends on the Series C and D Preferred Stock for the three months ended March 31, 2025 and 2024, were $58,575 and $58,575, respectively. As these dividends have not been declared by the Company, they are required to be presented as an adjustment “below” the net income (loss) line on the accompanying unaudited condensed interim consolidated statements of income.

Series E Convertible Preferred Stock

As of March 31, 2025 and December 31, 2024, there were 1,552,795 Series E Preferred Stock outstanding. The Series E shares are convertible on a one-for-one basis into shares of Common Stock, subject to equitable adjustment. They are eligible to receive the equivalent of any Common Stock dividend declared but carry no preferred dividend rights and are not redeemable for cash.

Preferred Stock (Undesignated)

In addition to the 1,734,992 shares designated as Series C Preferred Stock, the 3,000,000 shares designated as Series D Preferred Stock, and 1,552,795 such shares designated as Series E Preferred Stock, the Company is authorized to issue an additional 13,713,213 shares of Preferred Stock, each having a par value of $0.0001 per share. The Board of Director has authority to issue Preferred Stock from time to time in one or more series and, with respect to each series, to fix and determine by resolution the designations, powers, preferences, rights, qualifications, limitations, and restrictions of such series. As of March 31, 2025 and December 31, 2024, there were no other shares of Preferred Stock outstanding.

The shares of each series of Preferred Stock may vary from the shares of any other series thereof in any or all these rights and terms. The Board of Directors may increase the number of shares designated for any existing series by resolution, adding authorized but unissued and undesignated shares to that series. Unless otherwise provided in a particular Preferred Stock designation, the Board of Directors may also decrease the number of shares designated for any existing series by resolution, returning such shares to the pool of authorized, unissued and undesignated Preferred Stock.

Common Stock

The Company is authorized to issue 40,000,000 shares of Common Stock, par value $0.01 per share. These shares carry full voting rights. As of March 31, 2025, and December 31, 2024, there were 29,315,726 shares of common stock outstanding. No dividends were declared or paid during the three months ended March 31, 2025 and 2024.

Preferred Rights

The Company issued “Preferred Rights” and received proceeds of $784,500 for these rights. This amount is reflected as “Preferred Rights” within stockholders’ equity in the accompanying consolidated balance sheets. As of March 31, 2025, $744,500 had been repaid, leaving a balance of $40,000 as of March 31, 2025 and December 31, 2024.

Stock Issuances

•
On June 27, 2024 the Company issued 1,552,795 shares of Series E Preferred Stock for cash consideration of $2,500,000

•
On June 28, 2024 the Company issued 287,287 shares of Common Stock, valued at $462,532, to senior executives as compensation.
•
On October 18, 2024, the Company issued 5,769,231 shares of Common Stock for cash consideration of $6,000,000

Treasury Stock

There were no treasury stock transactions during the three months ended March 31, 2025, or during the year ended December 31, 2024.

There were 37,180 shares of treasury stock outstanding as of March 31, 2025 and December 31, 2024.

Warrants

As of March 31, 2025, the Company had outstanding warrants to purchase 892,165 shares of Common Stock. These warrants were issued as part of the 2020 financing transaction involving notes convertible into Series D Convertible Preferred Stock.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Balance at December 31, 2023	892,165	$0.01	6.37
Exercise of warrants	—	—
Forfeiture of the warrants	—	—		-
Balance at December 31, 2024	892,165	$0.01	5.37
Exercise of warrants	—	—
Forfeiture of the warrants	—	—		-
Balance at March 31, 2025	892,165	$0.01	5.12
Exercisable at March 31, 2025	892,165	$0.01	5.12	-

A derivative liability was recognized upon the issuance of the Series D warrants in 2020. As of March 31, 2025, the derivative liability totaled $820,794. See Note 7.

Options

As of December 31, 2024, the Company had outstanding options to purchase an aggregate of 1,150,000 shares of Common Stock, issued to Directors and Executive Officers as compensation:

On February 16, 2024, in conjunction with joining the Board of Directors, Mr. Quinton Hennigh was awarded options to purchase up to 400,000 shares of Common Stock at an exercise price of $5.00 per share. The options vest in 25% increments on each of the first four anniversaries of the grant date and expiring five years after the grant date.

On June 3, 2024, in conjunction with accepting the position of Chief Executive Officer, Mr. Rohan Hazelton was awarded options to purchase up to 750,000 shares of Common Stock at an exercise price of $1.75 per share. The options vest and becoming exercisable in one-third increments on each of the first three anniversaries of the grant date and expiring five years after the grant date.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Balance at December 31, 2023	—	$—	—	—
Issuance of options	1,150,000	$2.88	—
Exercise of options	—	$—
Forfeiture of the options	—	$—
Balance at December 31, 2024	—	$—	—	—
Issuance of options	1,150,000	$2.88	3.97
Exercise of options	—	$—
Forfeiture of the options	—	$—
Balance at March 31, 2025	1,150,000	$2.88	3.72	—
Vested & Exercisable at March 31, 2025	100,000	$5.00	3.00	—

NOTE 12 – STOCK-BASED COMPENSATION

On December 28, 2022, the Company issued 1,500,000 shares of restricted Common Stock to certain key employees and consultants. The shares were 25% vested upon issuance and vest an additional 25% on each of December 28, 2023, 2024, and 2025. The shares were valued at the closing stock price of $2.35 per share on the date of issuance and accounted for under ASC 718, Compensation – Stock Compensation. Stock-based compensation expense related to these awards was $1,219,062 and $881,250 for the years ended December 31, 2024 and December 31, 2023, respectively, representing the 25% vested portion of the total grant value recognized each year. The 2024 expenses also included an additional $327,813 related to accelerated vesting resulting from terminations. In connection with these terminations, 112,500 shares under these awards were cancelled in December 2024. As of December 31, 2024, deferred compensation totaling $297,063 remained unvested.

On June 3, 2024, Mr. Rohan Hazelton was appointed Chief Executive Officer of the Company. In connection with his appointment, the Company entered into an Employment Agreement with Mr. Hazelton providing for a signing bonus of 750,000 stock options (detailed below), 500,000 restricted stock units (“RSUs”) vesting one-third annually on each of the first three anniversaries of the grant date, and 500,000 deferred stock units (“DSUs”), with the terms and performance metrics to be determined by the Compensation Committee.

On July 22, 2024, Mr. Alonso Sotomayor was appointed Chief Financial Officer of the Company. In connection with his appointment, the Company entered into an Employment Agreement providing for a signing bonus of 225,000 RSUs, vesting one-third annually on each of the first three anniversaries of the grant date.

On February 16, 2024, in connection with joining the Board of Directors, Mr. Quinton Hennigh was awarded options to purchase up to 400,000 shares of Common Stock at an exercise price of $5.00 per share, vesting in 25% increments on each of the first four anniversaries of the grant date and expiring five years after the date of grant.

The inputs utilized in calculating the fair value of the stock options and awards are as follows:

February 16, 2024
Annual volatility rate	127.93%
Risk free rate	4.36%
Expected life at issuance	5.0
Fair Value of stock options	$1.15

On June 3, 2024, in conjunction with accepting the position of Chief Executive Officer, Mr. Rohan Hazelton was awarded options to purchase up to 750,000 shares of the Company’s Common Stock at an exercise price of $1.75 per share. The options vest and becoming exercisable in one-third increments on each of the first three anniversaries of the grant date and expiring five years after the grant date.

The inputs used to calculate the fair value of the options were as follows:

June 3, 2024
Annual volatility rate	105.55%
Risk free rate	4.42%
Expected life at issuance	5.0
Fair Value of stock options	$1.38

Mr. Hazelton also received 500,000 DSUs payable upon achievement of performance targets and 500,000 RSUs vesting in one-third increments on each of first three anniversaries of the grant date, with the terms and performance metrics to be determined by the Compensation Committee.

NOTE 13 - INCOME TAXES

The Company has adopted ASC 740-10, Income Taxes, which requires the use of the liability method for the recognition of income tax expense, and for the measurement of current and deferred income tax liabilities and assets. Deferred tax assets and liabilities are recognized based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.

The Company’s income tax expense and effective tax rate are significantly impacted by the mix of domestic and foreign earnings before income taxes. The applicable statutory income tax rate in Mexico is 30%, which is higher than the combined U.S. federal and state statutory tax rate of approximately 21%.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Concession Taxes

The Company is required to pay mining concession taxes in Mexico to maintain concessions owned by DynaMéxico. In addition, the Company must incur a minimum level of annual expenditures for all concessions held. The minimum expenditures are calculated based on the land area and the age of the concessions. Amounts spent in excess of the minimum may be carried forward indefinitely over the life of the concessions and are adjusted annually for inflation. Based on management’s recent business activities, current operations, and forward-looking plans – and considering expenditures incurred on mining concessions from 2002 through 2017, as well as continuing expenditures – the Company does not anticipate any difficulty for DynaMéxico in meeting the minimum annual expenditure requirements. The current minimum expenditure rate ranges from approximately $388 – $2,400 Mexican Pesos per hectare). DynaMéxico retains sufficient carry-forward amounts to cover more than ten years of the minimum annual requirements (calculated based on the 2017 minimum, adjusted annually for inflation at an assumed rate of 4%).

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG Project pursuant to a 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracia was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of SJG and provides for annual lease payments on January 1st each year by DynaMineras, in the amount of $1,359,443 Pesos (approximately $67,000 USD) adjusted for inflation based on the Mexico minimum wage increase. Rent was $5,429,373 Pesos (approximately $266,000 USD) for the year ended December 31, 2025. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of SJG (4,399 hectares) and allows for all permitted mining and exploration activities.

The Company also leases office space for its corporate headquarters located in Irving, Texas. In February 2023, the Company entered into a 52-month lease extension that included additional office space. As part of the amended lease, the Company received four months of free rent upon completion of the office expansion. The expansion was completed and the Company moved into the new space effective August 1, 2023. The Company makes tiered monthly lease payments on the first day of each month.

The Company determines whether a contract is or contains a lease at inception. As of March 31, 2025, the Company has two operating leases: (i) a 52 month lease for office space with a remaining term of 32 months; and (ii) a 20-year ground lease associated with its Mexico mining operations, with a remaining term of approximately 8.75 years. Variable lease costs consist primarily of common area maintenance, storage, parking, and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit discount rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. The incremental borrowing rate is based on the Company’s interest rates on its outstanding promissory notes.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the guidance in ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC 820 defines a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 Inputs - Quoted prices (unadjusted) for identical instruments in active markets.

Level 2 Inputs - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations for which all significant inputs are observable.

Level 3 Inputs - Valuations based on inputs that are unobservable and involve significant management judgement or estimation.

As of March 31, 2025 and December 31, 2024, the Company’s financial assets and liabilities were measured at fair value using Level 3 inputs, with the exception of cash, accounts receivable, foreign tax receivable, notes payable, mining concession duties payable, which were valued using Level 1 inputs. A description of the valuation techniques and assumptions for Level 3 measurements is provided in Note 7.

	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of March 31, 2025:
Liabilities:
Derivative Liabilities	$820,794	$-	$-	$820,794
Totals	$820,794	$-	$-	$820,794
Fair Value Measurement as of December 31, 2024:
Liabilities:
Derivative Liabilities	$892,167	$-	$-	$892,167
Totals	$892,167	$-	$-	$892,167

The fair values of other financial assets and liabilities were estimated to approximate their carrying amounts due to their short-term maturities and historically negligible credit losses, and are classified within Level 1 of the fair value hierarchy.

NOTE 16 - CUSTOMER CONCENTRATION

For the periods ended March 31, 2025 and December 31, 2024, one customer accounted for 100% of revenue and accounts receivable.

NOTE 17 – SEGMENTED INFORMATION

The Company operates as a single reportable segment focused on the development and operation of its gold-silver project in Mexico, The Company’s Chief Executive Officer ("CEO”) serves as the Chief Operating Decision Maker ("CODM”). The CODM uses consolidated net income (loss) as the measure of segment performance and for purposes of resource allocation. Segment assets is reported on the consolidated balance sheet as total consolidated assets. A majority of the Company’s assets located in Mexico, with the following geographic concentrations as of March 31, 2025 and December 31, 2024:

	Mexico	United States	Total
March 31, 2025
Mineral property interests, plant and equipment, net	6,635,503	71,783	6,707,286
Current assets	9,661,114	1,180,282	10,841,396
Other assets	23,108,121	70,000	23,178,121
Total assets	$39,404,738	$1,322,065	$40,726,803

December 31, 2024
Mineral property interests, plant and equipment, net	4,132,678	79,290	4,211,968
Current assets	7,591,704	4,578,998	12,170,702
Other assets	19,395,437	2,138,285	21,533,722
Total assets	$31,119,819	$6,796,573	$37,916,392

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Total Revenue for the year - Mexico	$13,696,401	$9,428,856
Total Revenue for the year - United States	-	-
Total Revenue for the year	$13,696,401	$9,428,856

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Total comprehensive income (loss) for the year - Mexico	$978,015	$(4,115,718)
Total comprehensive income (loss) for the year - United States	(414,631)	(89,414)
Total comprehensive income (loss) for the year	$563,384	$(4,205,132)

NOTE 18 - RELATED PARTY TRANSACTIONS.

During the three months ended March 31, 2025 and 2024, the Company paid or accrued $90,000 and $87,500 in management fees to directors. As of March 31, 2025 and December 31, 2024, amounts due to related parties and included in accrued liabilities totaled $377,500 and $412,500.

NOTE 19 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of these condensed interim consolidated financial statements were issued, and has identified the following occurring after March 31, 2025:

In April 2025, the Company drew an additional $1.5 million under the Revolving Credit Line with Ocean Partners.

In May 2025, the Company drew an additional $1.15 million under the Revolving Credit Line with Ocean Partners.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) which we refer to in this report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not historical facts, they reflect our current expectations, estimates and projections regarding future results and events, including matters related to our mining business, including resource estimates, exploration efforts, results and expenditures, development initiatives at the SJG mine, estimated production and capacity, costs, capital expenditures, expenses, recoveries, gold prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (“ESG”) and human capital management initiatives, risk management strategies, capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “will”, “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking information in this report includes, but is not limited to, statements regarding the beliefs, plans, expectations or intentions of management, as of the date of report, regarding: (i) DynaResource, Inc.’s (the “Company”) ability to develop its exploration assets via operational cash flow from gold concentrate production; and (ii) the Company’s plans and expectations regarding its proposed 2024 exploration program for its SJG mine. Although the Company believes that the expectations reflected in the forward-looking information are reasonable, there can be no assurance that these expectations will be realized. Such forward-looking statements are subject to risks and uncertainties that may cause actual results, performance or developments to differ materially from those contained in the statements including, without limitation, risks related to: (1) fluctuations in commodity price, particularly gold and silver; (2) the Company’s ability to retain or engage qualified employees or contractors necessary to conduct operations at the SJG mine; (3) a decreased demand for gold, silver and other minerals; (4) unexpected difficulties with the milling and the extraction of minerals from the Company’s projects; (5) unexpected interruptions and problems encountered in the operation of the SJG mine; (6) factors that delay or cause difficulties in timing of shipments of concentrates by the Company; (7) potential negative financial impact from regulatory investigations, claims, lawsuits and other legal proceedings and challenges; (8) the possibility that the Company may not have sufficient capital to operate its SJG mine or facilitate the further exploration of the SJG district; (9) inflationary pressures; (10) continued access to financing sources; (11) government orders that may require temporary suspension of operations or effects on our suppliers (12) the effects of environmental and other governmental regulations and government shut-downs; (13) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (14) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt; and (15) other factors beyond the Company’s control. Additional risks are discussed in our Annual Report on Form 10K for the year ended December 31, 2024, and other filings with the SEC.

There is a significant risk that such forward-looking statements will not prove to be accurate. No assurance can be given that any of the events anticipated by the forward-looking statements will occur or, if they do occur, what benefits the Company will obtain from them. Given current economic volatility and commodity fluctuations, any forward-looking statements or projections may be impacted significantly. Consequently, there is no representation by the Company that actual results achieved will be the same as those forecast. You are cautioned not to place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future results. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Recent Developments

On May 20, 2025, the Company filed a Technical Report Summary (“TRS”) for the SJG mine, which was prepared in accordance with S-K 1300. The TRS includes the Company’s first declaration of mineral reserves and supports the transition from an Exploration Stage issuer to a Production Stage issuer. The TRS was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025, and is incorporated herein by reference as Exhibit 96.1 to this Quarterly Report on Form 10-Q.

This transition to Production Stage has resulted in certain changes in accounting treatment, including the prospective capitalization of development expenditures and the commencement of depreciation on applicable assets, as further described in Note 2 to the unaudited condensed consolidated financial statements. Management anticipates that these changes will result in increased capitalized costs and higher depreciation expense in future periods.

Company

The Company is a minerals investment, production, and exploration company, currently advancing its high-grade SJG gold mine in Mexico through its operating subsidiary, DynaMéxico. Activities are focused on exploration, technical evaluation, and project development aimed at expanding the mineral resource base.

The Company conducts operations in Mexico through its wholly-owned subsidiary, DynaMéxico. As of the date of this report, the Company owns 100% of the outstanding shares of DynaMéxico, which in turn holds 100% ownership of the mining concessions, equipment, camp, and related facilities which comprise the SJG mine.

In addition to advancing the SJG mine, the Company has also focused on strengthening its corporate governance practices, with the objective of meeting the listing requirements of additional stock exchanges in the United States and/or Canada.

Project Improvements, Expansion and Increased Output

Since 2015, the Company has carried out limited site-scale processing and operational activities at the SJG mine to support its exploration and evaluation programs. These activities have been directed toward enhancing the technical understanding of the deposit, optimizing on-site infrastructure, and advancing project development. In 2022, the Company expanded its exploration efforts at the SJG mine with the objective of increasing the project’s mineral resource base, primarily targeting gold mineralization.

From initial small-scale operations averaging 100 tons per 24-hour operating day in 2015, throughput has steadily increased, reaching an average of approximately 700 tons per day in 2024. In 2023 alone, daily processing volumes rose by 30%, from 550 tons to 700 tons per day.

For 2025, the Company expects to increase average daily throughput to approximately 800 tons, with installed capacity now in place to support up to approximately 1,000 tons per day.

Summary of Mining and Mill Operations

Annual Results from 2018 to 2024:

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

In 2024, on-site operational activities at SJG mine resulted in the processing of approximately 257,676 tons of material and the production of approximately 25,677 gross ounces of gold (“Au Oz”). After applying dry weight adjustments pursuant to settlement terms with the buyer, approximately 22,003 Au Oz were sold.

Quarterly Results for the Three Months Ended March 31, 2025 and 2024:

		Three Months Ended
Key Operating Information	Unit	March 31, 2025	March 31, 2024

Operating Data
Ore mined	ton	64,032	56,931
Mining rate	tpd	711	626

Ore Milled	ton	67,374	61,601
Mill Throughput	tpd	749	677

Grade	g/t	3.63	4.46
Recovery Au	%	73.80%	79.25%

Gold Ounces Produced	oz	5,781	6,994
Gold Ounces Sold	oz	5,609	4,730

(1)
Gold concentrate sold during the period does not equal gold concentrate recovered during the period due to timing of shipments to the buyer, the buyer’s payability discounts on gold concentrate purchases, and adjustments based on dry weight and final assay results under provisional settlement terms.

Mill feed grades and recovery rates are based on internal estimates derived from assay data and estimated weights of material processed.

The decrease in feed grade at the processing facility resulted from a planned reduction in the mining of certain high-grade zones in accordance with the mine plan, as well as higher dilution encountered in the processed material. Increased throughput at the SJG mine also contributed to a greater volume of lower-grade ore being treated. To support throughput, the Company opened a new development area at San Pablo during the fourth quarter of 2023, and an additional target zone, La Mochomera, in May 2024, which is expected to yield higher-grade material at depth.

San Jose de Gracia Gold Project S-K 1300 Technical Report Summary

The Company released its S-K 1300 Technical Report Summary (the “Report”) for the San Jose de Gracia mine in Sinaloa Mexico. The Report includes the Company’s Initial Mineral Reserve Estimate, which outlines a high-grade Proven and Probable Mineral Reserve of 250,000 gold ozs for the San Jose de Gracia mine. This initial Mineral Reserve Estimate and Report was prepared by the independent firm P&E Mining Consultants Inc (“P&E”), with metallurgical test work completed by Sepro Systems Inc (“Sepro”) laboratories in Vancouver, B.C, and process plant review and operations aspects by D.E.N.M. Engineering Ltd. These independent groups of Qualified Persons have reviewed and approved the contents of this news release. The Report was filed by the Company with the Security and Exchange Commission on EDGAR, on May 20, 2025.

Highlights Include:

•
Proven & Probable Mineral Reserves of 1,607 k tonnes at 4.91 g/t gold, totaling 253,000 gold ounces (see Table 1).
•
Indicated Mineral Resource of 286 k tonnes at 6.74 g/t gold and Inferred Mineral Resource of 97 k tonnes at 4.37 g/t gold. (see Table 2).
•
Life of Mine of 7-years based on current Mineral Reserves with excellent potential to extend along strike and adjacent to the existing underground mine infrastructure and in the wider San Jose de Gracia mine property.
•
After-tax NPV of the Project is estimated at $84.4 M ($110.0 M pre-tax) under baseline scenarios of 5% discount rate and $2,500/oz Au. At a $3,000/oz gold price the after-tax NPV is estimated at $133.3 M ($183.6 M pre-tax).
•
An Operating Cash Cost of $1,327 (US$/oz Au Eq) and an All-in Sustaining Cost of $1,720 (US$/oz Au Eq).
•
Significant Upside - Gold price sensitivity with conservative pricing assumption ($2,500 oz Au ~25% below current spot gold price) used in the Report.

•
Growth Potential – Mineral Reserves / Mineral Resources defined for only three of the mineralized structures in the San Jose de Gracia mine property, which historically hosted mining on a total of 20 discrete mineralized structures.

Mineral Reserves

The Mineral Reserves and Mineral Resource are as follows;

Table 1: Mineral Reserves for the San José de Gracia Project

Mineral Reserve Estimate (1-9)
Reserve Class	Tonnes (k)	Grade (g/t Au)	Contained Metal (koz Au)
Proven	1,114	5.23	187.2
Probable	493	4.18	66.3
Proven & Probable[9]	1,607	4.91	253.5

Notes:

1.
Mineral Reserves are based on Measured and Indicated Mineral Resource Classifications only.
2.
Mineral Reserves are reported using the 2014 CIM Definition Standards and 2019 Best Practices Guidelines and have an effective date of March 24, 2025.
3.
Mineral Reserves are defined within mine plans and incorporate mining dilution and ore losses.
4.
Underground Mineral Reserves are based on metal price of US$2,500/oz Au and are constrained within a mine design, and use process plant recoveries varying between 76-80% for Au
5.
An Underground economic cut-off value of US$140/t is estimated to differentiate ore from waste and is based on cost assumptions of US$99/t for mining US$23/t processing, US$18/t site general and administrative. Mineralized material above a cut-off of $90/t that is planned to be mined adjacent to economic material is identified as Marginal ore, as the revenue it generates exceeds the additional costs associated with haulage, processing and backfilling the material versus leaving it in the stope as backfill.
6.
Smelter terms result in an average value paid per ounce of gold of 90.53% of the value of the gold in concentrate, after accounting for all contract terms.
7.
The provided LOM block models do not track deleterious elements noted in the smelter terms, which could reduce the payable value of the concentrate. However, DynaResource asserts that no penalties of this nature have historically been assessed on any payment invoice from the existing concentrate buyer.
8.
Totals may not sum due to rounding.
9.
Mineral Reserves derived from marginal material total 312 kt at 2.03 g/t Au for a total contained metal content of 20.3 koz.

Mineral Resources

Table 2: Mineral Resources for the San José de Gracia Project

Mineral Resource Estimate at 2.0 g/t Au Cut-off (1-6)
Zone	Classification	Tonnes (k)	Au (g/t)	Au (koz)	Metallurgical Recovery
San Pablo/Mochomera	Indicated	286	6.74	62	80%
	Inferred	51	4.29	7
Tres Amigos	Inferred	46	4.45	7
Total	Indicated	286	6.74	62
	Inferred	97	4.37	14

Notes:

1.
The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues.

2.
The Inferred Mineral Resource in this estimate has a lower level of confidence than that applied to an Indicated Mineral Resource and must not be converted to a Mineral Reserve. It can be reasonably expected that the majority of the Inferred Mineral Resource could be upgraded to an Indicated Mineral Resource with continued exploration.
3.
The Mineral Resource is estimated using Subpart 229.1300 – Disclosure by Registrants Engaged in Mining Operations.
4.
Mined areas as of December 31, 2024, were depleted from the block models.
5.
Mineral Resources are exclusive of Mineral Reserves.
6.
All numbers are rounded.

Economic Analysis

For the current 7 year mine life exploiting the Tres Amigos, San Pablo and Mochomera orebodies the following was the key economic results from the study.

Table 3: Key Economic Parameters

KEY ECONOMIC PARAMETERS
Parameter	Amount
Production mine life (years)	7
Production rate (tpd)	630
Production rate (ktpa)	230
Total production (kt)	1,607
Gold grade (g/t)	4.91
Gold process recovery (%)	79.9
Gold smelting/refining (%)	94
Gold payable (koz)	190
Gold Equivalent payable (koz)	190
Net Revenue ($M)	463.6
Sustaining Capital Costs ($M)	81.6
Operating Cost ($/t processed)	155.85
Operating Cost ($M)	250.4
Operating Cash Cost (US$/oz AuEq)	1,327
All-in Sustaining Cost (US$/oz AuEq)	1,720
Pre-Tax Cash Flow ($M)	131.6
Pre-Tax NPV (5% discount) ($M)	110.0
Income Taxes ($M)	32.1
After-Tax Cash Flow ($M)	99.5
After-Tax NPV (5% discount) ($M)	84.4

Sensitivity Analysis

The after-tax NPV sensitivities to ±20% changes in gold metal price, gold head grade, gold metallurgical recoveries, OPEX and CAPEX are presented in Figure 1 and Table 4 below. The after-tax base case NPV’s is most sensitive to the gold metal price followed by gold metallurgical recoveries and gold head grades followed by OPEX, and then CAPEX.

Figure 1: After-Tax NPV @ 5% Sensitivity Parameter Values

Table 4: After-Tax NPV @5% Sensitivity Graph

EXTENDED GOLD PRICE AFTER-TAX NPV SENSITIVITY ANALYSIS
Gold Price (US$/oz)	2,000 (80%)	2,250 (90%)	2,500 (100%)	2,750 (110%)	3,000 (120%)
After-Tax Project NPV @5%	27.5	58.3	84.4	110.4	133.3

The San Jose de Gracia mine exhibits strong leverage to gold prices, especially with long-term gold price expectations exceeding the base case assumptions made in this report. At current spot prices above $3,200 per gold ounce, after tax NPV would be expected to materially exceed $133.3M.

2025 FIRST QUARTER HIGHLIGHTS

Operational Performance

During the first quarter of 2025, the Company continued to advance the optimization program at the SJG mine. This program is focused on increasing process plant throughput and recoveries, improving maintenance and equipment utilization, and ultimately enhancing operational efficiencies and profit margins at the SJG mine.

Operational results for Q1 2025 demonstrated significantly improved performance across several critical operational metrics due to the ongoing optimization program. The average underground capital development was 1,160 meters per month in Q1 2025, compared to 380 meters per month in Q1 2024. This increase allowed the mine to access over 20 production stopes. Expanded development work also led to the discovery of three new mineralized veins – two at the Tres Amigos mine and one at La Mochomera – which are currently being evaluated as potential additional high-grade ore sources. Process plant reliability also improved. Electrical refurbishment and preventative maintenance programs resulted in ball mill availability exceeding 90% for the quarter. Additionally, the flotation circuit underwent an optimization and refurbishment program, which required staged shutdowns of individual flotation cells for repair.

Milled ore for Q1 2025 was 67,374 tons (approximately 749 tons per day), consistent with Q4 2024 production of 67,670 tons. With the current high ball mill availability, the Company is evaluating cost-effective strategies to utilize additional processing capacity of approximately 100 tons per day. Gold metal recoveries for the quarter averaged 74%, slightly lower than the 75% achieved in Q4 2024. This decrease is primarily due to the downtime associated with the planned refurbishment of the flotation circuit and lower head grades.

Metallurgical test work was undertaken during the quarter to support capital improvement initiatives aimed at increasing overall gold recovery (currently in the low to mid-70% range) at the SJG mine. This work program includes the re-establishment of a primary gravity gold circuit through the installation of three new Falcon gravity concentrators. These Falcon gravity concentrators will be installed during Q2 2025 following the ball mills to recover the significant portion of free gold available in the San Pablo, San Pablo Sur and La Mochomera deposits. The metallurgical test work results from three fresh rock composite samples from the active exploration areas of San Pablo, San Pablo Sur and La Mochomera demonstrated excellent total gold recoveries exceeding 95% using a combination of gravity and flotation methods with standard reagents. Included in the total recoveries, gravity gold recoveries reached up to 33.8%, confirming that a significant portion of the gold mineralization is amenable to conventional gravity gold processing methods, such as Falcon concentrators. A summary of the metallurgical test work is provided in the table below.

Deposit	Head Assay Grade (g/t Au)	Gravity Gold Recovery (%)	Rougher Flotation Recovery (%)	Total Gold Recovery (%)	Gravimetric Concentrate Grade (g/t Au)	Rougher Concentrate Grade (g/t Au)	Final Concentrate Grade (g/t Au)
Mochomera	5.22	32.7	63.9	96.6	902.0	26.57	39.57
San Pablo	12.12	23.8	71.4	95.2	2019.1	44.41	58.77
San Pablo Sur	15.89	33.8	62.6	96.4	1792.8	40.38	61.41

Table 1.0: Results from the metallurgical test work (gravity followed flotation) completed from the three active mining areas. Note the grind size for the samples tested was 80%, passing 80 microns using standard industry reagents.

During Q1 2025, metal production totaled 2,086 ounces of gold in January, 1,806 ounces in February, and 1,890 ounces in March. Total metal production for Q1 2025 was 5,781 ounces of gold, compared to 6,776 ounces in Q4 2024. The decrease was primarily attributable to lower recoveries associated with the refurbishment of the flotation circuit and lower gold grades resulting from a higher proportion of lower-grade development ore and delayed access to planned high-grade zones, caused by adverse geotechnical conditions. The average gold feed grade for the quarter was 3.63 g/t compared to 4.12 g/t in Q4 2024.

Mine development for Q1 2025 was on budget with 3,490 meters of development completed, compared to 1,056 meters in Q4 2024. The completion of new development drifts enabled the Company to bring more than 20 stopes into production by the end of the quarter (up from 10 stopes at the end of Q4 2024). This additional mining flexibility is expected to positively impact ore tonnage and grades in the coming months. The Company has also completed a capital works program to enhance mine ventilation across all three mines. Improved ventilation time has resulted in an improvement in working conditions and faster re-entry times following blasting activities.

Detailed Activities by Deposit:

Tres Amigos

Original mine planning at Tres Amigos anticipated closure by end the of Q1 2025. However, geological reinterpretations and targeted short exploration drifts identified two additional mineralized structures – the Victoria and Alexa veins – located within 40 meters of existing underground infrastructure. The Company is evaluating the potential for these structures to contribute to 2025 production feed.

A new ore drive was completed on the upper levels of the Tres Amigos North Zone, providing access to a high-grade ore face. Mining from this face contributed to Q1 2025 production and is expected to continue throughout 2025. This new access will also enable future diamond drilling to test the north and south extensions of the deposit, with the goal of increasing inventory.

San Pablo Viejo and San Pablo Sur

Throughout Q1 2025, the Company continued mining multiple faces at the San Pablo deposit while advancing development toward the deeper southern extensions.

San Pablo Viejo and San Pablo Sur are expected to remain the primary sources of gold production through 2025 and 2026, with additional upside potential beyond that horizon. Particularly promising is the South Extension at the 500 level, which could yield high-grade (“Bonanza”-style) gold mineralization in the short to mid-term. Ongoing development efforts are positioning the mine for continued growth, including expansion deeper into the La Mochomera vein system.

La Mochomera

The La Mochomera vein is also expected to be a significant source of gold production in 2025 and 2026, with especially promising high-grade potential at depth. During Q1 2025, development activities intersected a previously unrecognized high-grade mineralized structure, now designated as the “532 Vein”. The significance and potential of this new discovery are currently being evaluated.

OUTLOOK (SJG MINE)

With the development progress achieved in Q1 2025 and the increase in mining faces available to the Company, management believes that the SJG mine is well-positioned for the remainder of 2025, with increased grade forecasted as underground development drives are well ahead of schedule. A steady increased rate of production is forecasted for the remainder of the year to meet guidance.

While the Company made significant headway in the first quarter of 2025, optimization efforts will continue to focus on improving gold ore grades to the mill, throughput rates, and recoveries. San Pablo Sur, San Pablo, La Mochomera and the Tres Amigos ore bodies are expected to remain the main contributors to production in the year ahead. Further development in these areas will also be a key focus to access additional high-grade zones and mining faces.

The capital works program to add a primary gravity gold circuit to the processing plant remains on schedule for completion and commissioning in early Q3 2025. The program involves the installation of three new Falcon gravity concentrators. These concentrators will be installed downstream of the ball mills to recover the significant portion of the free gold present in the San Pablo, San Pablo Sur, and La Mochomera deposits.

As a result of the capital investments made to the mine and mill, exploration expenditure in Q1 2025 remained minimal, focused primarily on geological reinterpretation and short exploration development drives adjacent to the existing infrastructure. In the near term, drilling will target areas expected to expand the existing high-grade ore resources and increase mineable inventory.

The Company continues to invest in exploration spending on near-mine extensions as well as geological studies and reinterpretations. The Company completed an S-K 1300 Mineral Resource Estimate in Q2 2025 covering San Pablo Sur, San Pablo, La Mochomera and the Tres Amigos ore bodies which includes development proposals for additional exploration of ore veins in the short and mid-term.

The Company expects to start near-mine extension drilling in Q3 2025 and expand exploration to surrounding areas by year-end. Exploration will focus on growing the known resources at the SJG mine.

The Company will prioritize exploration of high-grade underground targets that can be readily incorporated into the mine plan, as well continue the regional program to better understand the broader potential of the SJG land package. Additionally, planning for deeper and lateral drilling between the San Pablo and Tres Amigos veins has highlighted the potential to extend high-grade underground resources at the SJG mine, especially in areas previously considered discontinuous due to faulting. The Company has identified opportunities to develop San Pablo, San Pablo Sur, La Mochomera, and Tres Amigos exploration potential. At the La Mochomera deposit, the Company plans to explore southward toward the historic Palos Chinos and Purisima mines, which operated over 100 years ago as high-grade producers. Of note is the Palos Chinos exploration target, located within 40 meters of the existing La Mochomera mine infrastructure.

A new tailings dam was completed during Q3 2024, with an estimated storage capacity of 670,751 cubic meters, distributed over two stages to accommodate three years of additional tailings. The third-stage facility is currently in use, and planning for construction of the fourth stage is underway. The Company has also begun evaluating a potential location for a third tailings storage facility at the SJG mine. These studies include environmental and geotechnical surveys to identify a preferred site.

Results for the Three Months Ended March 31, 2025 and 2024

REVENUE: Revenue for the three months ended March 31, 2025 and 2024 was $13,696,401 and $9,428,856, respectively. The increase was primarily due to higher tonnage mined and processed, as well as higher realized gold prices.

MINE PRODUCTION COSTS: Mine production costs for the three months ended March 31, 2025 and 2024 were $6,188,248 and $6,214,574, respectively. These costs were directly related to the extraction of ore, including the costs of removing waste material to access mineralized ore for processing at the mill. During the three months ended March 31, 2025, the Company mined 64,032 tons of material compared to 56,931 tons in the three months ended March 31, 2024.

MILL PRODUCTION COSTS APPLICABLE TO SALES: Mill production costs applicable to sales for the three months ended March 31, 2025 and 2024 were $1,100,852 and $1,478,662, respectively. These expenses relate to milling, packaging, and shipping gold and other precious metal products. The decrease was attributable to improved efficiency in ore processing at the mill.

CAMP, WAREHOUSE AND FACILITIES: These represent the costs of supporting the mining facilities including housing, food, security and warehouse operations. Camp, warehouse and support facility costs for the three months ended March 31, 2025 and 2024 were $1,414,675 and $1,445,225, respectively. The increase in costs recorded for the three months ended March 31, 2025 was primarily driven by higher personnel counts associated with expanded operations.

TRANSPORTATION: Transportation costs for the three months ended March 31, 2025 and 2024 were $1,323,877 and $1,412,962, respectively. These were the costs of transporting material between the mine and the mill, and delivery of the concentrate to the customer for treatment and sale.

PROPERTY HOLDING COSTS: Property holding costs for the three months ended March 31, 2025 and 2024 were $36,136 and $44,047, respectively. These costs primarily consist of taxes on mining concessions, land leases, and other direct costs of associated with maintaining the SJG mine. These costs remain relatively consistent year over year.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the three months ended March 31, 2025 and 2024 were $Nil and $787,809, respectively. The expenses reported for the three months ended March 31, 2024 reflected significant expenditures reported for the second phase expansion of the milling facility and mining infrastructure to additional mining areas at SJG.

EXPLORATION DRILLING: Exploration expenditures for the three months ended March 31, 2025 and 2024 were $107,850 and $920,485, respectively. The Company continues exploration drilling program for the purpose of updating the Company’s Mineral Reserve and Resource Estimate.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expenses for the three months ended March 31, 2025 and 2024 were $1,250,244 and $1,168,849, respectively. These represent corporate overhead not directly attributable to site operations, including management, accounting, and legal expenses.

STOCK-BASED COMPENSATION EXPENSE: Stock-based compensation expense was $251,707 and $Nil for the three months ended March 31, 2025 and 2024 respectively, and was related to the vesting of restricted stock awards issued in 2024.

DEPRECIATION AND DEPLETION: Depreciation and Depletion expense for the three months ended March 31, 2025 and 2024 were $162,566 and $7,343, respectively. With the Company’s transition from Exploration Stage to Production Stage under S-K 1300, the Company began capitalizing mine development costs and commenced depreciation and depletion charges on a units-of- production basis.

ACCRETION EXPENSE. Accretion expense for the three months ended March 31, 2025 and 2024 was $4,986 and $4,565, respectively. The Company began accreting its asset retirement obligation on January 1, 2024, related to estimated costs to decommission the milling plant and tailings pond at the estimated life of the mines in operation at the establishment of the ARO in 2023 as a result of the expansion of the milling operation.

OTHER INCOME (EXPENSE): Other income (expense) for the three months ended March 31, 2025 and 2024 was $(309,476) and $(319,514), respectively. Included in other income in 2025 was interest expense of $(376,834), change in derivative of $71,373, currency exchange loss of $(15,155) and miscellaneous income of $11,140. The decrease in the derivative liability was primarily due to the decrease in the Company’s common stock value. Included in other income in 2024 was interest expense of $(427,888), change in derivative of $80,141, currency exchange gain of $28,077 and miscellaneous income of $156.

OTHER COMPREHENSIVE INCOME: Other comprehensive income includes the Company’s net income (loss) plus the unrealized currency exchange gain for the period. The Company’s other comprehensive income for the three months ended March 31, 2025 and 2024 consisted of unrealized currency gains (loss) of $(37,992) and $203,229, respectively, resulting from fluctuations.

Liquidity and Capital Resources

As of March 31, 2025, the Company had negative working capital of $18,663,754 comprised of current assets of $10,841,396 and current liabilities of $29,505,150. This represented an increase of $3,384,974 from the Company’s negative working capital of $15,278,780 as of December 31, 2024, primarily due to increased cash used in investing activities during the first quarter of 2025, and higher accounts payable and accrued liabilities as of March 31, 2025.

Net cash provided by operating activities for the three months ended March 31, 2025 was $1,825,105 compared to a use of $3,357,647 during the three months ended March 31, 2024. The improvement in the cash flow from operations was primarily attributable to the Company’s income generated in the first quarter of 2025, driven by increased revenue and lower mine operating costs.

Cash used in investing activities for the three months ended March 31, 2025 totaled $2,657,884 compared to $Nil during the three months ended March 31, 2024. The increase reflected $2.1 million in capitalized mine development costs incurred beginning January

2025 following the issuance of the Company’s Maiden Mineral Reserve Estimate under Reg. S-K 1300 and the resulting change to the Company’s capitalization policies. See Note 2 of the unaudited condensed interim consolidated financial statements. Expenditures reported for the expansion of mining facilities, which totaled $787,809 during the three months ended March 31, 2024, would typically have been capitalized but were expensed because the SJG mine lacked proven and probable reserves prior to January 2025.

Cash used in financing activities for the three months ended March 31, 2025 and 2024 was $1,029,108 and $532,866, respectively. The net cash used in financing activities during the three months ended March 31, 2025 included $975,000 in payments on the Revolving Credit Line (“RCL”) and $54,108 in operating lease payments. Comparable amounts for the three months ended March 31, 2024 were $487,500 and $45,366, respectively.

Through March 31, 2025, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product.

Although the Company has incurred positive net income and net cash inflows from operating activities for the three months ended March 31, 2025, there were many expenditures associated with investing activities which were made that were not expended for the production of revenue during the current period, such as underground development and mine expansion costs. If these expenses had not been made, the Company’s net decrease in cash would have been minimized. The Company believes its cash and cash receipts from its revenue arrangement, proceeds from the sale of equity and proceeds from borrowing will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months from the date these financial statements were available for issuance. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling, and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financings. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company had no off-balance sheet arrangements that would have a material adverse effect on its financial condition, results of operations, or liquidity.

Plan of Operation

The plan of operation for 2025 includes the continued enhancement of site infrastructure and processing capabilities, along with expanded exploration drilling at the SJG mine.

During 2024, the Company processed an average of approximately 700 tons of material per day. For 2025, the Company anticipates increasing daily processing throughput to an average of 800 tons per 24-hour operating day in support of its ongoing exploration and project evaluation activities at the SJG mine. The Company now has processing capacity up to a 1,000 tons per day, with a target rate of 850 tons per day. The Company initiated development in additional target zones within the project area, which are anticipated to yield higher-grade material for processing as part of its ongoing exploration activities.

The Company expects that a combination of higher-grade feed material, increased processing throughput, and higher gold prices will produce a significant increase in revenue in 2025, as part of its ongoing exploration and project advancement efforts.

The Company plans to continue its exploration drilling program from underground and commence drilling from surface in the second half of 2025. Management and geologists will make decisions based on drill results, corporate strategies, market conditions, surface mapping, sampling, and target generation. The Company has contracted with a “Qualified Person,” within the meaning of S-K 1300, to interpret the collected data and compile a formal Mineral Resource Estimate update which was filed on May 20, 2025.

Capital Expenditures

Primary capital expenditures in 2025 have been directed toward increasing underground infrastructure development and enhancing processing capacity at the SJG mine. Average underground development in Q1 2025 was 1,160 meters per month, compared to 380 meters per month in 2024. Processing systems have been upgraded through the installation of new concentrators and the repurposing of the original grinding mill. Additional equipment acquisitions and infrastructure improvements have also enhanced site access and operational capacity. Effective January 1, 2025, capital expenditures are capitalized in accordance with S-K 1300. See Note 2 of the unaudited condensed interim consolidated financial statements.

Production Stage

The Company is currently classified as a Production Stage issuer under S-K 1300. Prior to January 1, 2025, the Company was considered an Exploration Stage issuer, having engaged in mining, milling, and extraction activities without having established proven and probable mineral reserves.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. This evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer, who concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q. For purposes of this section, the term “disclosure controls and procedures” refers to controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers (or persons performing similar functions), as appropriate, to allow timely decisions regarding required disclosure.

We recognize the importance of having effective controls in place to manage risks and ensure the integrity of our financial reporting. We are committed to continuously improving our control environment through ongoing monitoring, testing, and remediation of control deficiencies. Our management team is actively involved in overseeing the effectiveness of our controls, and we have established a culture of accountability and transparency to ensure that all employees understand their roles and responsibilities in maintaining a strong control environment. We are also investing in technology to streamline our control processes and reduce the risk of errors and fraud. We believe that these efforts will enhance our level of control effectiveness.

Changes in Internal Control over Financial Reporting

The Company did not make any changes in its internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the period covered by this Quarterly Report on Form 10-Q in the legal proceedings previously publicly disclosed by the Company.

From time to time, the Company becomes involved in legal matters in the ordinary course of its business. The Company intends to defend itself vigorously against any such claims. It is the Company’s policy to accrue for amounts related to lawsuits brought against it if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty, the Company believes that the outcome of those ordinary-course matters in which it is currently involved will not have a material adverse effect on its results of operations, liquidity, or financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

As the Company has no mines located in the United States or any of its territories, the disclosure required by this Item is not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b-5 trading arrangement” or “non-Rule 10b-5 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Effective May 20, 2025, the Board of Directors of the Company and the Series C and Series D Preferred Stockholders approved and adopted the Second Amendment to the Amended and Restated Bylaws of the Company (the “Second Amendment”), to restate Article III, Section 3.02 thereof in its entirety. The effect of the Second Amendment is to alter the permitted composition of the Board of Directors of the Company, consistent with both (i) the July 17, 2023 Certificate of Amendment filed with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) and (ii) the current composition of the Board of Directors.

Pursuant to the Certificate of Amendment and as set forth in the Second Amendment: (i) the Board of Directors is divided into two classes of directors, Class I Directors and Class II Directors, all of whom are eligible for election at each annual meeting of the stockholders; (ii) the Board of Directors have the right to fix the number of directors from time to time; provided that there must always be at least one Class II Director; and (iii) the Class I Directors are elected by the vote of the holders of the issued and outstanding shares of Common Stock voting together as a single class, and the Class II Directors are elected by the vote of the holders of the issued and outstanding shares of Series C Preferred Stock voting together as a single class (and to the extent that no shares of Series C Preferred Stock are issued and outstanding, then the Class II Directors will be elected by the vote of the holders of the issued and outstanding shares of Common Stock voting together as a single class).

The Second Amendment to the Amended and Restated Bylaws of the Company is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1.

ITEM 6. EXHIBITS

Exhibit Number;	Name of Exhibit
3.1*	Second Amendment to Amended and Restated Bylaws of DynaResource, Inc.
23.1	Consent of P&E Mining Consultants Inc., incorporated by reference to Exhibit 23.1 to the Company’s Form 8-K/A filed on May 20, 2025.
23.2	Consent of D.E.N.M Engineering Ltd., incorporated by reference to Exhibit 23.2 to the Company’s Form 8-K/A filed on May 20, 2025.
96.1	Technical Report Summary for the San José de Gracia Project effective March 24, 2025, incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K/A filed on May 20, 2025.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the DynaResource, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Interim Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Interim Statements of Income (Loss) and Comprehensive Income (Loss) for the Three months ended March 31, 2025 and 2024 (Unaudited), (iii) Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three months ended March 31, 2025 and 2024 (Unaudited), (iv) Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 (Unaudited), and (vi) Notes to Unaudited Condensed Interim Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: May 20, 2025	By:	/s/ Rohan Hazelton
Rohan Hazelton,
President and Chief Executive Officer
(principal executive officer)

Date: May 20, 2025	By:	/s/ Alonso Sotomayor
Alonso Sotomayor,
Chief Financial Officer
(principal financial and accounting officer)