Form 10-Q
period 2025-06-30
DYNARESOURCE, INC.
filed 2025-08-19
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2025 there were 29,315,726 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$2,537,373	$4,781,352
Accounts receivable	774,654	1,208,346
Concentrate and ore inventories (Note 4)	1,597,036	1,576,392
Foreign tax receivable	1,684,755	2,690,309
Supplies inventory (Note 6)	2,145,355	1,258,064
Other current assets (Note 6)	2,102,257	656,239
Total current assets	10,841,430	12,170,702
Mineral property interests, plant and equipment (net of accumulated
depreciation and depletion of $451,275 and $42,738) (Note 5)	9,724,746	4,211,968
Right-of-use assets, net	678,720	734,229
Deferred tax asset, net (Note 14)	3,549,498	4,633,513
Foreign tax receivable	22,563,743	16,613,129
Other assets	167,809	160,407
TOTAL ASSETS	$47,525,946	$38,523,948

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 7)	$14,399,702	$10,317,179
Accrued mining taxes and other liabilities (Note 7)	6,125,642	5,172,685
Derivative liability (Note 8)	1,159,816	892,167
Credit line (Note 9)	10,059,931	9,850,000
Current portion of operating lease payable (Note 15)	137,432	122,630
Mining concession duties payable (Note 10)	4,715,022	4,059,565
Total current liabilities	36,597,545	30,414,226
Operating lease payable, less current portion (Note 15)	611,554	702,531
Deferred tax liability (Note 14)	307,777	307,777
Asset retirement obligation (Note 11)	233,492	223,520
TOTAL LIABILITIES	37,750,368	31,648,054
TEMPORARY EQUITY (Note 12)
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (Note 12)
Common Stock, $0.01 par value, 40,000,000 shares authorized 29,315,726 shares issued and outstanding	293,157	293,157
Series E Convertible Preferred Stock, $0.0001 par value, 1,552,795 shares authorized, issued and outstanding	2,500,000	2,500,000
Preferred rights	40,000	40,000
Shares to be issued	240,000	—
Additional paid-in-capital	69,717,850	69,131,186
Treasury stock, 37,180 shares each period, at cost	(95,023)	(95,023)
Accumulated other comprehensive income	(821,077)	(1,788,699)
Accumulated deficit	(67,956,809)	(69,062,207)
TOTAL STOCKHOLDERS’ EQUITY	3,918,098	1,018,414
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$47,525,946	$38,523,948

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	Three months	Three months	Six months	Six months
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
REVENUE	15,886,286	11,083,602	29,582,687	20,512,458
OPERATING EXPENSES
Mine production costs	5,865,640	6,551,953	12,053,888	12,766,527
Mill production costs applicable to sales	1,820,016	1,231,743	2,920,868	2,710,405
Camp, warehouse and facilities	1,492,072	1,336,146	2,906,747	2,781,371
Transportation costs	1,252,973	1,161,409	2,576,850	2,574,371
Property holding costs	37,826	43,335	73,962	87,382
Facilities expansion costs (Note 3)	—	1,305,671	—	2,093,480
Exploration drilling	22,274	379,349	130,124	1,299,834
General and administrative	1,794,294	1,098,987	3,044,538	2,267,836
Stock-based compensation (Note 13)	574,957	822,500	826,664	822,500
Accretion expense (Note 11)	4,986	4,565	9,972	9,130
Right of use asset amortization	27,755	26,237	55,509	59,429
Depreciation and depletion (Note 5)	245,971	7,344	408,537	14,687
TOTAL OPERATING EXPENSES	13,138,764	13,969,239	25,007,659	27,486,952
NET OPERATING INCOME (LOSS)	2,747,522	(2,885,637)	4,575,028	(6,974,494)
OTHER INCOME (EXPENSE)
Foreign currency gains (losses)	178,021	(4,885)	162,866	23,192
Interest expense	(398,843)	(407,449)	(775,677)	(835,337)
Derivative mark-to-market gain (loss)	(339,022)	365,751	(267,649)	445,892
Other income (expense)	(580,879)	4,806	(569,739)	4,962
TOTAL OTHER EXPENSE	(1,140,723)	(41,777)	(1,450,199)	(361,291)

NET INCOME (LOSS) BEFORE TAXES	1,606,799	(2,927,414)	3,124,829	(7,335,785)

Mining tax expense (Note 14)	507,343	—	811,763	—
Income tax expense (Note 14)	595,434	—	1,207,668	—
TOTAL TAX EXPENSE	1,102,777	—	2,019,431	—

NET INCOME (LOSS)	$504,022	$(2,927,414)	$1,105,398	$(7,335,785)
DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(58,575)	(58,575)	(117,150)	(117,150)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$445,447	$(2,985,989)	$988,248	$(7,452,935)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.
Basic income (loss) per common share	$0.02	$(0.13)	$0.03	$(0.32)
Weighted average shares outstanding – Basic	29,315,726	23,378,022	29,315,726	23,374,385
Diluted income (loss) per common share	$0.03	$(0.13)	$0.05	$(0.32)
Weighted average shares outstanding – Diluted	36,113,164	23,378,022	36,113,164	23,374,385

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	1,005,614	(700,791)	967,622	(497,552)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,005,614	(700,791)	967,622	(497,552)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,509,636	$(3,628,205)	$2,073,020	$(7,833,337)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Restated)

	Preferred E		Common		Preferred	Preferred	Shares To Be	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Issued	Capital	Shares	Amount	Income	Deficit	Totals

Balance, March 31, 2024 (restated)	—	$—	23,371,708	$233,717	1	$40,000	$—	$61,509,032	37,180	$(95,023)	$900,939	$(65,335,726)	$(2,747,061)
Sales of Series E Convertible Preferred Stock	1,552,795	$2,500,000											$2,500,000
Stock Issued for Services			287,287	$2,873				$459,659					$462,532
Stock Compensation - Vesting								$822,500					$822,500
Other Comprehensive Income											(700,791)		$(700,791)
Net Loss												(2,927,414)	$(2,927,414)
Balance, June 30, 2024	1,552,795	$2,500,000	23,658,995	$236,590	1	$40,000	$—	$62,791,191	37,180	$(95,023)	$200,148	$(68,263,140)	$(2,590,234)

Balance January 1, 2024 (restated)	—	$—	23,371,708	$233,717	1	$40,000	$—	$61,509,032	37,180	$(95,023)	$697,700	$(60,927,355)	$1,458,071
Sales of Series E Convertible Preferred Stock	1,552,795	$2,500,000											$2,500,000
Stock Issued for Services			287,287	$2,873				$459,659					$462,532
Stock Compensation - Vesting								$822,500					$822,500
Other Comprehensive Income											(497,552)		$(497,552)
Net Loss												(7,335,785)	$(7,335,785)
Balance, June 30, 2024	1,552,795	$2,500,000	23,658,995	$236,590	1	$40,000	$—	$62,791,191	37,180	$(95,023)	$200,148	$(68,263,140)	$(2,590,234)

Balance, March 31, 2025 (restated)	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$—	$69,382,893	37,180	$(95,023)	$(1,826,691)	$(68,460,831)	$1,833,505
Stock Issued for Services							240,000						$240,000
Stock-based compensation - Vesting								334,957					$334,957
Other Comprehensive Income											1,005,614		$1,005,614
Net Income												504,022	$504,022
Balance, June 30, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$240,000	$69,717,850	37,180	$(95,023)	$(821,077)	$(67,956,809)	$3,918,098

Balance January 1, 2025 (restated)	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$—	69,131,186	37,180	$(95,023)	$(1,788,699)	$(69,062,207)	$1,018,414
Stock Issued for Services							240,000						$240,000
Stock-based compensation - Vesting								586,664					$586,664
Other Comprehensive Income											967,622		$967,622
Net Income												1,105,398	$1,105,398
Balance, June 30, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$240,000	69,717,850	37,180	$(95,023)	$(821,077)	$(67,956,809)	$3,918,098

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	1,105,398	$(7,335,785)
Adjustments to reconcile net income (loss) to cash used in operating activities
Derivatives mark-to-market gain	267,649	(445,892)
Accretion expense	9,972	9,130
Depreciation and depletion (Note 5)	408,537	14,687
Right-of-use asset amortization	55,509	59,429
Other expense	603,105	—
Stock-based compensation	826,664	822,500
Deferred tax asset	1,084,015	—
Operating cash flows before change in non-cash working capital items	4,360,849	(6,875,931)
Change in non-cash working capital items:
Accounts receivable	433,692	277,508
Inventories	(20,644)	376,981
Foreign tax receivable	(3,296,992)	(1,996,889)
Other assets	(2,025,802)	(283,889)
Accounts payable and accrued expenses	2,935,627	2,420,265
Other liabilities	574,980	1,353,766
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,961,710	(4,728,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Mine development	(4,939,778)	—
Purchase of equipment	(981,537)	(6,755)
CASH FLOWS USED IN INVESTING ACTIVITIES	(5,921,315)	(6,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit line (Note 9)	2,650,000	3,000,000
Proceeds from sale of Series E Convertible Preferred Stock (Note 12)	-	2,500,000
Payments of credit line (Note 9)	(2,440,069)	(2,437,500)
Operating lease payments	(76,175)	(64,278)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	133,756	2,998,222

Effects of foreign currency	581,870	(666,025)
NET DECREASE IN CASH	(2,243,979)	(2,402,747)
CASH AT BEGINNING OF PERIOD	4,781,352	5,603,713
CASH AT END OF PERIOD	2,537,373	$3,200,966

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	464,459	$614,609
Cash paid for income taxes	-	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Although the Company considers the four Mexican subsidiaries to be wholly owned, each has issued one qualifying share to a second shareholder as required under Mexican law, with such qualifying shares held by US Holding. DynaMéxico owns a portfolio of mining concessions that currently comprises its 100% interest in the San José de Gracia mine (“SJG”) in northern Sinaloa State, México.

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

Going concern

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

As of June 30, 2025, the Company had negative working capital of $25,756,115, an accumulated deficit of $67,956,809, and for the period ended June 30, 2025, had a net income of $1,105,398. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital as needed from the sales of stock, additional debt financing or debt refinancing as may be required. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash balances may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2025, the Company had $1,452,257 in deposits in U.S. banks in excess of the FDIC limit. The Company had no cash equivalents as of June 30, 2025 or December 31, 2024. Deposits are maintained with high-quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist primarily of trade receivables related to the sale of metal concentrate, recorded net of allowances for doubtful accounts and mark-to-market adjustments on provisional invoices based on forward metal prices. An allowance is recorded when receivables are determined to be uncollectible. As of June 30, 2025 and December 31, 2024 management believes all accounts receivable are fully collectable.

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

Proven and Probable Reserves

The definitions of proven and probable mineral reserves are set forth in S-K 1300.

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

The lower level of confidence associated with a probable reserve arises either from geologic uncertainty when converting an indicated mineral resource or from greater risks related to the modifying factors when converting a measured mineral resource. A qualified person must classify a measured mineral resource as a probable mineral reserve if confidence in the application of the modifying factors is insufficient to support classification as a proven mineral reserve. See Note 3.

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

When proven and probable mineral reserves (as defined by S-K 1300) exist, development costs are capitalized. Drilling and related costs are capitalized for an ore body where an economically viable deposit exists and the activities are directed at obtaining additional information, providing greater definition of the ore body, or converting non-reserve mineralization to proven and/or probable reserves if the benefit is expected to be realized over a period beyond one year. All other drilling and related costs are expensed as incurred as Exploration or Development and Stripping Costs. Exploration costs include costs incurred to identify new mineral resources, evaluate potential resources, and convert mineral resources into proven and probable mineral reserves. Drilling costs incurred for the purpose of operational ore control during the production stage, rather than for obtaining additional information about the ore body, are allocated to inventory costs and then expensed as a component of production costs applicable to sales once revenue from the sale of inventory is realized.

Mineral property interests are amortized upon commencement of production on a unit-of-production basis over proven and probable mineral reserves. When a property does not contain mineralized material that satisfies the definition of proven and probable reserves, the amortization of the capitalized costs is charged to expense based on the most appropriate method, which includes the straight-line method and the units-of-production method over the total estimated production over the life of the mine, as determined by internal mine plans.

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

A write-down to fair value is recognized when the expected future cash flows are less than the net book value of the property, or when other events or changes in circumstances indicate that the carrying amount is not recoverable. As of June 30, 2025 and December 31, 2024, no indicators of impairment existed.

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

Prior to January 1, 2025, the Company was classified as an Exploration Stage issuer, had not demonstrated proven or probable reserves, and did not qualify for asset capitalization. Accordingly, all the costs associated with reclamation and remediation obligations were expensed as incurred. See Note 3.

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

Leases

The Company adopted ASC 842, Leases which requires the recognition of a right-of-use asset and a corresponding lease liability for all leases at the commencement date, measured based on the present value of lease payments over the lease term. ASC 842 also requires additional qualitative and quantitative disclosures regarding leasing arrangements. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients, which permits Company not to reassess of (i) whether existing or expired contracts contain leases, (ii) lease classification, and (iii) initial direct costs. In addition, the Company elected other available practical expedients, including the option not to separate lease and non-lease components – primarily common area maintenance charges – for all classes of underlying assets, and the option to exclude leases with an initial term of 12 months or less from recognition under ASC 842.

Transactions In and Translations of Foreign Currency

The functional currency of the Company’s subsidiaries is the Mexican Peso. Accordingly, the financial statements of the subsidiaries are translated from Mexican Pesos into U.S. dollars using (i) the exchange rate prevailing at the balance sheet date for balance sheet accounts, and (ii) the weighted average exchange rate of the reporting period for income statement accounts. Foreign currency translation gains and losses are recorded as a separate component of stockholders’ equity and reported within comprehensive income (loss).

Foreign currency transactions are translated into the respective functional currency of the entity or division, using the exchange rates prevailing at the dates of the transactions (spot exchange rate). Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement of monetary items denominated in foreign currencies using period-end exchange rates are recognized in profit or loss. Non-monetary items that are not remeasured at period-end are measured at historical cost, translated using the exchange rate prevailing on the date of the original transaction, except for non-monetary items measured at fair value, which using the exchange rate on the date the fair value was determined. Gains and losses are included in the consolidated statement of operations and comprehensive income (loss).

The unaudited financial statements of the subsidiaries should not be construed as a representation that Mexican Pesos have been, could have been, or may in the future be converted into U.S. Dollars at the rates used for translation or any other exchange rates.

The relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries were as follows for the periods ended June 30, 2025 and December 31, 2024 (expressed as Mexican Pesos per one U.S. dollar):

	June 30, 2025	December 31, 2024
Current Exchange Rate	18.82	20.86

The relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended June 30, 2025 and 2024 (Mexican Pesos per one U.S. dollar):

	June 30, 2025	June 30, 2024
Weighted Average Exchange Rate for the Six Months Ended	19.96	17.12

The Company recorded currency transaction gains of $162,866 and $23,192 for the six months ended June 30, 2025 and 2024, respectively.

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

For the six months ended June 30, 2025 and 2024, no revenue was recognized during the period from deferred contract liabilities, and no customer deposits were refunded to the customer due to order cancellations.

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

The Company’s Series C Senior Convertible Preferred Stock (the “Series C Preferred Stock”) and related outstanding dividends are convertible into 3,031,669 and 2,942,695 shares of Common Stock as of June 30, 2025 and 2024, respectively. The Company’s Series D Senior Convertible Preferred Stock (the “Series D Preferred Stock”) and related outstanding dividends are convertible into 851,200 and 820,800 shares of common stock as of June 30, 2025 and 2024, respectively. The Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”) are convertible into 1,552,794 shares of common stock as of June 30, 2025. During the periods ended June 30, 2025 and 2024, the Company had warrants outstanding to purchase 892,165 shares of common stock.

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

Reclassification

Certain prior period amounts in the Condensed Interim Consolidated Balance Sheet have been reclassified to conform with current period presentation. All amounts previously presented under “Mining Concessions” as of December 31, 2024, have been reclassified to “Mineral Property Interests, Plant and Equipment”. See Note 3. Amounts relating to accrued interest on the Francisco Arturo mining concession duties payable (Note 9) that were previously included under “Accrued Liabilities” as of March 31, 2025 and December 31, 2024 have been reclassified to “Mining concession duties payable”. In addition, certain non-trade obligations previously included under accounts payable and accrued liabilities as of March 31, 2025 and December 31, 2024 have been reclassified to “Accrued mining taxes and other liabilities”. These reclassifications better reflect the nature of the liabilities and had no effect on current liabilities, net income or cash flows in any period reported.

Amounts in the Condensed Interim Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) related to mine development and stripping costs for the three and six months ended June 30, 2024 have been included as part of Mine production costs to conform to current year presentation. See Note 3. This reclassification better reflects the nature of the costs and had no effect on net income or cash flows in any period presented.

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

In March 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Subtopic 220-240): Expense Disaggregation Disclosures, which requires all public entities to disclose disaggregated expense information for certain natural expense categories – including inventory purchases, employee compensation, depreciation, amortization of intangible assets, and depletion – within each relevant income statement line item. The objective is to provide greater transparency into the nature and function of expenses reported. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. Entities may apply the standard either prospectively to periods after the effective date or retrospectively to all prior periods presented. The Company is currently evaluating the potential impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In August 2025, management determined that the Company had accounted for Special and Extraordinary Mining Duties in Mexico inaccurately in certain prior periods, and that, mining tax expense and mining tax liabilities were not recognized in connection with consolidated financial statements prepared for the fiscal years ended December 31, 2021, 2022, and 2023 contained in its Annual Reports on Form 10-K for those years. As a result of these misstatements, the Company is restating certain financial information for the periods noted. All restated financial information is included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Form 10-Q”), and the Company has not filed, and does not intend to file, amendments to any of our filings that the Company have previously filed with the SEC.

Restatement Background

In March 2025, the Mexican Tax Authority (Servicio de Administracion, “SAT”) issued a re-assessment for the 2021 tax year of DynaMexico. Following receipt of such reassessment, the Company identified previously unrecognized liabilities related to Special and Extraordinary Mining Duties applicable to its mining operations in Mexico. These duties, which are statutory and recurring in nature, were not fully recognized in the fiscal year ended December 31, 2021. The Company undertook a thorough internal review of its tax filings from prior years to ensure compliance and completeness of any other potential liabilities. As a result of the internal review, management identified unrecognized mining duties and corresponding liabilities from DynaMexico and DynaMineras, two of the Company’s subsidiaries that operated the SJG mine during the years reviewed. The previously unrecognized liabilities total approximately $1.1 million, $0.9 million, $0.6 million, and $0.5 million for the fiscal years ended December 31, 2021, 2022, 2023 and 2024, respectively, inclusive of inflation adjustments, and penalties.

The internal review determined that restatement changes were necessary due to:

•
an understatement of mining tax expense in each period of the consolidated statement of operations; and
•
an understatement of mining tax liabilities in each period of the consolidated balance sheets

Items Included in this Filing

This Form 10-Q includes restated condensed consolidated financial statements and related disclosures as of and for the years ended December 31, 2021, 2022, 2023 and 2024.

The impact of the correction of the misstatements on the consolidated financial statements related to the mining duties as of and for the years ended December 31, 2021, 2022, 2023 and 2024, which have now been corrected, is summarized below. The applicable accompanying notes to the consolidated financial statements have also been updated, as applicable.

2021	As previously stated		Adjustments	As restated
Consolidated Statements of Financial Position
Accrued expenses	$5,440,204		$1,070,806	$6,511,010
Accumulated deficit	$(50,722,465)		$(1,070,806)	$(51,793,271)

Consolidated statements of loss and comprehensive loss
Other income/(expenses)	$1,072		$(1,070,806)	$(1,069,734)
Comprehensive income for the year	$8,534,363		$(1,070,806)	$7,463,557
Income per share, basic and diluted	$0.47	$		$0.41

Consolidated statements of changes in equity
Income for the year	$8,534,363		$(1,070,806)	$7,463,557
Deficit – December 31, 2021	$(50,722,465)		$(1,070,806)	$(51,793,271)
Total equity	$(151,589)		$(1,070,806)	$(1,222,395)

2022	As previously stated		Adjustments	As restated
Consolidated Statements of Financial Position
Accrued expenses	$5,756,961		$891,894	$6,648,855
Deferred tax asset	$2,970,410		$384,196	$3,354,606
Accumulated deficit	$(44,036,663)		$(507,698)	$(44,544,361)

Consolidated statements of loss and comprehensive loss
Other income/(expenses)	$2,242		$(507,698)	$(505,456)
Comprehensive income for the year	$6,685,802		$(507,698)	$6,178,104
Income per share, basic and diluted	$0.33	$		$0.29

Consolidated statements of changes in equity
Income for the year	$6,685,802		$(507,698)	$6,178,104
Deficit – December 31, 2021	$(50,722,465)		$(1,070,806)	$(51,793,271)
Deficit – December 31, 2022	$(44,036,663)		$(1,578,504)	$(45,615,167)
Total equity	$13,192,141		$(1,578,504)	$11,613,637

Consolidated statements of changes in assets
Deferred tax asset	$2,970,410		$384,196	$3,354,606
Total Assets	$40,942,912		$384,196	$41,327,108

Consolidated statements of changes in liabilities
Accrued expenses	$5,756,961		$1,962,700	$7,719,661
Total liabilities	$21,893,291		$1,962,700	$23,855,991

2023	As previously stated		Adjustments	As revised
Consolidated Statements of Financial Position
Accrued liabilities	$7,727,621		$627,025	$8,354,646
Deferred tax asset	$4,264,115		$126,070	$4,390,185
Accumulated deficit	$(58,570,167)		$(500,955)	$(59,071,122)

Consolidated statements of loss and comprehensive loss
Other income/(expenses)	$2,218		$(500,955)	$(498,737)
Comprehensive loss for the year	$(14,533,504)		$(500,955)	$(15,034,459)
Loss per share, basic and diluted	$(0.65)	$		$(0.68)

Consolidated statements of changes in equity
Loss for the year		$(14,533,504)		$(500,955)		$(15,034,459)
Deficit – December 31, 2021		$(50,722,465)		$(1,070,806)		$(51,793,271)
Deficit – December 31, 2022		$(44,036,663)		$(507,698)		$(44,544,361)
Deficit – December 31, 2023		$(58,570,167)		$(2,079,459)		$(60,649,626)
Total equity		$3,815,259		$(2,079,459)		$1,735,800

Consolidated statements of changes in assets
Deferred tax asset		$4,264,115		$510,266		$4,774,381
Total Assets		$35,438,350		$510,266		$35,948,616

Consolidated statements of changes in liabilities
Accrued expenses		$7,727,621		$2,589,725		$10,317,346
Total liabilities		$25,765,611		$2,589,725		$28,355,336

2024		As previously stated		Adjustments		As revised
Consolidated Statements of Financial Position
Accrued mining taxes and other liabilities		$5,172,685		$483,880		$5,656,565
Deferred tax asset		$4,025,957		$97,289		$4,123,246
Accumulated deficit		$(66,705,019)		$(386,591)		$(67,091,610)
	$		$		$
Consolidated statements of loss and comprehensive loss
Other income/(expenses)		$50,171		$(386,591)		$(336,420)
Comprehensive loss for the year		$(8,134,852)		$(386,591)		$(8,521,443)
Loss per share, basic and diluted		$(0.34)	$			$(0.36)

Consolidated statements of changes in equity
Loss for the year		$(8,134,852)		$(386,591)		$(8,521,443)
Deficit – December 31, 2021		$(50,722,465)		$(1,070,806)		$(51,793,271)
Deficit – December 31, 2022		$(44,036,663)		$(507,698)		$(44,544,361)
Deficit – December 31, 2023		$(58,570,167)		$(500,955)		$(59,071,122)
Deficit – December 31, 2024		$(66,705,019)		$(2,466,050)		$(69,171,069)
Total equity		$3,375,602		$(2,466,050)		$909,552

Consolidated statements of changes in assets
Deferred tax asset		$4,025,957		$607,555		$4,633,512
Total Assets		$37,916,392		$607,555		$38,523,947

Consolidated statements of changes in liabilities
Accrued mining taxes and other liabilities		$5,172,685		$3,073,605		$8,246,290
Total liabilities		$28,683,310		$3,073,605		$31,756,915

NOTE 3 - CHANGE IN ACCOUNTING ESTIMATE DUE TO TRANSITION TO PRODUCTION STAGE

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

• As a result capitalization of development costs during the six months ended June 30, 2025 increased by approximately $4.940 million, compared to prior periods.

2. Depreciation and Depletion

• Beginning in 2025, the Company commenced depletion of capitalized mine development costs and depreciation of mineral property interests (including mining concessions) using the Unit-of-Production (“UOP”) method, based on total proven and probable mineral reserves.

• As a result depreciation and depletion expense during the six months ended June 30, 2025 increased by approximately $0.378 million, compared to prior periods.

Financial Impact of the Change

The adoption of these revised estimates in Q2 2025 had the following impact on the Company’s financial results:

Impact Area	Increase/(Decrease)
Capitalized Development Costs	$4.940 million
Depreciation and Depletion Expense	$0.378 million

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

NOTE 4 - CONCENTRATE AND ORE INVENTORIES

Inventories are stated at the lower of cost or net realizable value and consist of mined ore and finished goods in the form of gold-silver concentrates. Inventory balances as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Mined tonnage	$1,288,243	$1,406,448
Gold-Silver concentrates	308,793	169,944
Total inventories	$1,597,036	$1,576,392

NOTE 5 – MINERAL PROPERTY INTERESTS, PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests, plant and equipment at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Mineral property interests, cost
Mining concessions	$4,132,678	$4,132,678
Mine development	4,939,778	—
Subtotal	$9,072,456	$4,132,678
Less: accumulated depletion	(386,009)	—
Mineral property interests, carrying value	$8,686,447	$4,132,678

Plant and equipment, cost
Construction in progress	$649,097	$—
Plant and equipment	406,131	73,691
Other	48,337	48,337
Subtotal	1,103,565	122,028
Less: Accumulated depreciation and amortization	(65,266)	(42,738)
Plant and equipment, carrying value	$1,038,299	$79,290

Mineral property interests, plant and equipment, carrying value	$9,724,746	$4,211,968

Mineral properties include the SJG mining concessions (December 31, 2024 - $4,132,678) and capitalized mine development costs. The SJG property interests are depleted based on the units-of-production method over the estimated proven and probable mineral reserves.

The definitions of proven and probable mineral reserves are set forth in S-K 1300. If proven and probable mineral reserves exist at the Company’s properties, the relevant related capitalized mineral property interests are depleted using the units-of-production method. The Company’s SJG property has proven and probable mineral reserves estimated in accordance with S-K 1300. See Note 3.

Mineral properties totaled $8,686,447 as of June 30, 2025 and included capitalized development costs of $4,939,778 during the period ended June 30, 2025. Depletion expense during the six months ended June 30, 2025 and 2024, was $386,009 and $nil, respectively.

Depreciation and amortization are recorded over each asset’s estimated useful life. Depreciation and amortization expense was $22,528 and $14,687 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 6 - OTHER CURRENT ASSETS

As of June 30, 2025 and December 31, 2024, other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
Supplies inventory	$2,145,355	$1,258,064

Advances to suppliers	1,509,405	386,216
Prepaid expenses	592,852	270,023
Total other current assets	$2,102,257	$656,239

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2025 and December 31, 2024, the Company had the following accounts payable and accrued liabilities:

	June 30,	December 31,
	2025	2024
		(Restated)
Accounts payable	$11,420,287	$8,777,183
Accrued vendors	1,386,762	406,487
Accrued payroll and board fees	556,000	412,500
Accrued interest	104,160	—
Other accrued liabilities	932,493	721,009
Trade payables and accruals	$14,399,702	$10,317,179

Accrued mining taxes (Note 2)	4,183,073	3,322,116
Other liabilities	1,942,569	1,850,569
Accrued mining taxes and other liabilities	$6,125,642	$5,172,685

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

The Company classified the inputs in this valuation as Level 3 within the fair value hierarchy under ASC 820 and utilized an equity simulation model to determine the value of conversion feature associated with the 2020 Warrants issued in connection with the notes convertible into Series D Preferred Stock, based on the assumptions set forth below:

Period Ended	June 30, 2025	December 31, 2024
Annual volatility rate	112%	128%
Risk free rate	3.72%	4.25%
Expected life (years)	4.87	5.37
Fair value of common stock	$1.30	$1.00

For the six months ended June 30, 2025 and the twelve months ended December 31, 2024, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs. See Note 16.

The following table summarizes the changes in the fair value of the derivative liability during the six months ended June 30, 2025 and the twelve months ended December 31, 2024.

Period Ended	June 30, 2025	December 31, 2024
Fair value of derivative (warrants), beginning of period	$892,167	$1,797,341
Exercise of warrants	-	-
Change in fair value of derivative	267,649	(905,174)
Fair value of derivative (warrants), end of period	$1,159,816	$892,167

NOTE 9 - CREDIT LINE

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

(B) Revolving Credit Line (RCL) & Temporary Advance Credit Line (TACL)

On December 1, 2023, the Company exercised its option under the ACL to convert the outstanding balance of $9,750,000 into an RCL. The RCL is repayable as follows: Month 1, interest only; Months 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest.

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

The following is a summary of the RCL and TACL activity during the periods ended June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Balance beginning of year	$9,850,000	$9,750,000
Advances	2,650,000	12,000,000
Principal Payments	(2,440,069)	(11,900,000)
Balance end of year	$10,059,931	$9,850,000

Interest expense on the RCL for the periods ended June 30, 2025 and 2024 were $554,252 and $597,293, respectively.

NOTE 10 – CONCESSION DUTIES PAYABLE

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

As of June 2019, the Company ceased making monthly payments on the Francisco Arturo concession financing notes and petitioned the Servicio de Administración Tributaria (the “SAT”), the Mexican federal tax authority, for a reduction in the liability proportionate to the reduction in the Francisco Arturo concession area. For financial reporting purposes, the Company continues to carry all financing notes related to unpaid mining concession taxes on the Francisco Arturo concessions at their unpaid principal amounts and accrues interest. As of June 30, 2025 and December 31, 2024, $2,677,884 and $2,221,219 of accrued interest was included in the concessions duties payable balance.

The following summarizes the activity during the six months ended June 30, 2025:

Balance December 31, 2024	$4,059,565
Exchange rate adjustment	451,458
2025 Interest	203,999
2025 principal payments	—
Balance June 30, 2025	$4,715,022

NOTE 11 - ASSET RETIREMENT OBLIGATION

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

Asset retirement obligation consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Asset retirement obligation at beginning of year	$223,520	$198,468
Additions to ARO liability	—	6,792
Accretion	9,972	18,260
Asset retirement obligation at end of year	$233,492	$223,520

NOTE 12 - STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock authorized for issuance by the Company is 60,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 are designated as Series C Preferred Stock, 3,000,000 shares are designated as Series D Preferred Stock, and 1,552,795 shares are designated as Series E Preferred Stock; and (ii) 40,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). As of June 30, 2025, 13,713,213 shares of Preferred Stock remain un-designated.

Series C Senior Convertible Preferred Stock

As of June 30, 2025 and December 31, 2024 there were 1,734,992 shares of Series C Preferred Stock outstanding. As of June 30, 2025, the Series C Preferred Stock is convertible to Common Stock at $1.95 per share or redeemable in cash at the shareholder’s option and include anti-dilution protection. The Series C Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4% of $4,337,480 payable annually on June 30. As of June 30, 2025, dividends for the years 2016 to 2025 totaling $1,574,274 were in arrears.

Because the Series C Preferred Stock is mandatorily redeemable by the Company at the election of the holder upon maturity, it is classified as “temporary equity” on the consolidated balance sheet.

Series D Senior Convertible Preferred Stock

Financing Agreement with Golden Post Rail, LLC, and with Shareholders of DynaResource, Inc.

On May 14, 2020, the Company closed a financing agreement with certain shareholders totaling $4,020,000, which was convertible into Series D Preferred Stock. In connection with this financing, the noteholders also received the 2020 Warrants, as outlined in Note 8, to purchase an aggregate of 1,260,633 shares of the Company’s Common Stock at an exercise price of $.01 a share.

On October 7, 2021, the Company paid $2,500,000 to repurchase one note. The remaining ten noteholders elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. Concurrently with the note conversion the noteholders exercised 368,468 of the 2020 Warrants to purchase 368,468 shares of the Company’s Common Stock at $0.01 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4.0% of $1,520,000 payable annually on October 18. As of June 30, 2025 dividends for the years 2022 to 2024 totaling $182,400 were in arrears.

Because the Series D Preferred is mandatorily redeemable by the Company at the election of the holder upon maturity, it is classified as “temporary equity” on the consolidated balance sheet.

Deemed dividends on the Series C Preferred Stock and Series D Preferred Stock for the six months ended June 30, 2025 and 2024, were $117,150 and $117,150 respectively. As these dividends have not been declared by the Company, they are required to be presented as an adjustment “below” the net income (loss) line on the accompanying unaudited condensed interim consolidated statements of income.

Series E Convertible Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 1,552,795 Series E Preferred Stock outstanding. The Series E Preferred Stocks is convertible on a one-for-one basis into shares of Common Stock, subject to equitable adjustment. They are eligible to receive the equivalent of any Common Stock dividend declared but carry no preferred dividend rights and are not redeemable for cash.

Preferred Stock (Undesignated)

In addition to the 1,734,992 shares designated as Series C Preferred Stock, the 3,000,000 shares designated as Series D Preferred Stock, and 1,552,795 such shares designated as Series E Preferred Stock, the Company is authorized to issue an additional 13,713,213 shares of Preferred Stock, each having a par value of $0.0001 per share. The Board of Director has authority to issue Preferred Stock from time to time in one or more series and, with respect to each series, to fix and determine by resolution the designations, powers, preferences, rights, qualifications, limitations, and restrictions of such series. As of June 30, 2025 and December 31, 2024, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 shares of Common Stock, par value $0.01 per share. These shares carry full voting rights. As of June 30, 2025, and December 31, 2024, there were 29,315,726 shares of common stock outstanding. No dividends were declared or paid during the six months ended June 30, 2025 and 2024.

Preferred Rights

The Company issued “Preferred Rights” and received proceeds of $784,500 for these rights. This amount is reflected as “Preferred Rights” within stockholders’ equity in the accompanying condensed interim consolidated balance sheets. As of June 30, 2025, $744,500 had been repaid, leaving a balance of $40,000 as of June 30, 2025 and December 31, 2024.

Stock Issuances

•
On June 27, 2024 the Company issued 1,552,795 shares of Series E Preferred Stock for cash consideration of $2,500,000
•
On June 28, 2024 the Company issued 287,287 shares of Common Stock, valued at $462,532, to senior executives as compensation.
•
On October 18, 2024, the Company issued 5,769,231 shares of Common Stock for cash consideration of $6,000,000

Treasury Stock

There were no treasury stock transactions during the six months ended June 30, 2025, or during the year ended December 31, 2024.

There were 37,180 shares of treasury stock outstanding as of June 30, 2025 and December 31, 2024.

Warrants

As of June 30, 2025, the Company had outstanding warrants to purchase 892,165 shares of Common Stock. These warrants were issued as part of the 2020 financing transaction involving notes convertible into Series D Preferred Stock.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Balance at December 31, 2023	892,165	$0.01	6.37
Exercise of warrants	—	—
Forfeiture of the warrants	—	—		-
Balance at December 31, 2024	892,165	$0.01	6.37
Exercise of warrants	—	—
Forfeiture of the warrants	—	—		-
Balance at June 30, 2025	892,165	$0.01	4.87
Exercisable at June 30, 2025	892,165	$0.01	4.87	-

A derivative liability was recognized upon the issuance of the 2020 Warrants. As of June 30, 2025, the derivative liability totaled $820,794. See Note 8.

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

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Balance at December 31, 2023	—	$—	—	—
Issuance of options	1,150,000	$2.88	—
Exercise of options	—	$—
Forfeiture of the options	—	$—
Balance at December 31, 2024	—	$—	—	—
Issuance of options	1,150,000	$2.88	3.97
Exercise of options	—	$—
Forfeiture of the options	—	$—
Balance at June 30, 2025	1,150,000	$2.88	3.97	—
Vested & Exercisable at June 30, 2025	350,000	$2.68	3.00	—

NOTE 13 – STOCK-BASED COMPENSATION

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

Management Bonuses
On March 28, 2025, the Compensation Committee approved bonus awards for the management team totaling $457,500, consisting of $217,500 in cash and $240,000 in common stock. The stock portion represents 263,736 shares, calculated based on the closing price of $0.91 per share on March 28, 2025. Of these awards, $70,000 in cash and $135,000 in stock (equivalent to 148,352 shares) were allocated to directors and officers. The Board of Directors ratified these awards on April 2, 2025.

Independent Director Compensation

Also on March 28, 2025, the Compensation Committee approved annual compensation for independent directors, consisting of a base cash component of $25,000 and an additional $50,000 to be paid in shares of common stock. The equity portion of the compensation is subject to vesting as follows: one-third vests immediately, one-third vests one year from the grant date, and the remaining one-third vests two years from the grant date. This resulted in a total stock-based award of $250,000 for the five independent directors. The Board of Directors approved this compensation on April 2, 2025.

NOTE 14 - INCOME TAXES

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

The Company determines whether a contract is or contains a lease at inception. As of June 30, 2025, the Company has two operating leases: (i) a 52 month lease for office space with a remaining term of 32 months; and (ii) a 20-year ground lease associated with its Mexico mining operations, with a remaining term of approximately 8.75 years. Variable lease costs consist primarily of common area maintenance, storage, parking, and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit discount rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. The incremental borrowing rate is based on the Company’s interest rates on its outstanding promissory notes.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of June 30, 2025 and December 31, 2024, the Company’s financial assets and liabilities were measured at fair value using Level 3 inputs, with the exception of cash, accounts receivable, foreign tax receivable, notes payable, mining concession duties payable, which were valued using Level 1 inputs. A description of the valuation techniques and assumptions for Level 3 measurements is provided in Note 8.

	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of June 30, 2025:
Liabilities:
Derivative Liabilities	$1,159,816	$-	$-	$1,159,816
Totals	$1,159,816	$-	$-	$1,159,816
Fair Value Measurement as of December 31, 2024:
Liabilities:
Derivative Liabilities	$892,167	$-	$-	$892,167
Totals	$892,167	$-	$-	$892,167

The fair values of other financial assets and liabilities were estimated to approximate their carrying amounts due to their short-term maturities and historically negligible credit losses, and are classified within Level 1 of the fair value hierarchy.

NOTE 17 - CUSTOMER CONCENTRATION

For the periods ended June 30, 2025 and December 31, 2024, one customer accounted for 100% of revenue and accounts receivable.

NOTE 18 – SEGMENTED INFORMATION

The Company operates as a single reportable segment focused on the development and operation of its gold-silver project in Mexico, The Company’s Chief Executive Officer ("CEO”) serves as the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income (loss) as the measure of segment performance and for purposes of resource allocation. Segment assets is reported on the consolidated balance sheet as total consolidated assets. A majority of the Company’s assets located in Mexico, with the following geographic concentrations as of June 30, 2025 and December 31, 2024:

	Mexico	United States	Total
June 30, 2025
Mineral property interests, plant and equipment, net	9,661,269	63,477	9,724,746
Current assets	8,802,775	2,038,655	10,841,430
Other assets	25,775,648	1,184,122	26,959,770
Total assets	$44,239,692	$3,286,254	$47,525,946

December 31, 2024 (Restated)
Mineral property interests, plant and equipment, net	4,132,678	79,290	4,211,968
Current assets	7,591,704	4,924,615	12,516,319
Other assets	19,049,820	2,138,285	21,188,105
Total assets	$30,774,202	$7,142,190	$37,916,392

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Total Revenue for the year - Mexico	$29,582,687	$20,512,458
Total Revenue for the year - United States	-	-
Total Revenue for the year	$29,582,687	$20,512,458

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Total comprehensive income (loss) for the year - Mexico	$3,978,543	$(7,100,655)
Total comprehensive income (loss) for the year - United States	(1,905,523)	(732,682)
Total comprehensive income (loss) for the year	$2,073,020	$(7,833,337)

NOTE 19 - RELATED PARTY TRANSACTIONS

•
•
Management Bonuses
•
On March 28, 2025, the Compensation Committee approved bonus awards to the management team in cash and common stock. The stock portion is based on the closing price of $0.91 per share on March 28, 2025. Of these awards $70,000 in cash and $135,000 in stock (equivalent to 148,352 shares) were allocated to directors and officers. The Board of Directors ratified these awards on April 2, 2025.

Independent Director Compensation

On March 28, 2025, the Compensation Committee approved annual compensation for independent directors, consisting of a base cash payment of $25,000 per director, plus additional cash compensation of $4,000 for each committee membership and $3,000 for each committee chairmanship held by the director. In addition, each independent director was awarded $50,000 in equity compensation, to be paid in shares of common stock. The equity awards are subject to a vesting schedule whereby one-third vests immediately, one-third vests one year from the grant date, and the remaining one-third vests two years from the grant date. The Board of Directors approved this compensation on April 2, 2025.

During the six months ended June 30, 2025 and 2024, the Company paid or accrued $94,500 and $132,500 in management fees to directors. As of June 30, 2025 and December 31, 2024, amounts due to related parties and included in accrued liabilities totaled $426,500 and $412,500.

NOTE 20 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of these condensed interim consolidated financial statements were issued. There were no items requiring disclosure.

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

This transition to Production Stage has resulted in certain changes in accounting treatment, including the prospective capitalization of development expenditures and the commencement of depreciation on applicable assets, as further described in Note 3 to the unaudited condensed interim consolidated financial statements. Management anticipates that these changes will result in increased capitalized costs and higher depreciation expense in future periods.

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

In 2024, on-site operational activities at the SJG mine resulted in the processing of approximately 257,676 tons of material and the production of approximately 25,677 gross ounces of gold (“Au Oz”). After applying dry weight adjustments pursuant to settlement terms with the buyer, approximately 22,003 Au Oz were sold.

Quarterly Results for the Three and Six Months Ended June 30, 2025 and 2024:

		Three Months Ended		Six months ended
Key Operating Information	Unit	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Operating Data
Ore mined	ton	74,002	66,775	138,034	128,106
Mining rate	tpd	813	734	763	704

Ore Milled	ton	66,834	66,775	134,208	128,106
Mill Throughput	tpd	734	734	741	704

Grade	g/t	3.63	3.91	3.63	4.17
Recovery Au	%	74.64%	74.31%	74.22%	76.84%

Gold Ounces Produced	oz	5,701	6,994	11,482	13,226
Gold Ounces Sold	oz	5,712	5,341	11,321	10,080

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

The San Jose de Gracia mine exhibits strong leverage to gold prices, especially with long-term gold price expectations exceeding the base case assumptions made in this report. At current spot prices above $3,200 per gold ounce, after tax NPV would be expected to materially exceed $133.3 million.

2025 SECOND QUARTER HIGHLIGHTS

Operational Performance

During the second quarter of 2025, the Company continued to advance the optimization program at the SJG mine. This program is focused on increasing process plant throughput and recoveries, improving maintenance and equipment utilization, and ultimately enhancing operational efficiencies and profit margins at the SJG mine.

Operational results for Q2 2025 showed improved performance across several critical operational metrics due to the ongoing optimization program. The average underground development was 1,268 meters per month in Q2 2025, compared to 383 meters per month in Q2 2024. This increase allowed the mine to access over 20 production stopes. Expanded development work also led to the discovery of two new mineralized veins – one at the Tres Amigos mine and one at La Mochomera – which are currently being evaluated as potential additional high-grade ore sources. Process plant reliability also improved. Electrical refurbishment and preventative maintenance programs resulted in ball mill availability exceeding 91% for the quarter. Additionally, the flotation circuit underwent an optimization and refurbishment program, which required staged shutdowns of individual flotation cells for repair.

Milled ore for Q2 2025 was 66,834 tons (approximately 734 tons per day), consistent with Q1 2025 production of 67,670 tons. With the current high ball mill availability, the Company is evaluating cost-effective strategies to utilize additional processing capacity of approximately 100 wet tons per day. Gold metal recoveries for the quarter averaged 74.6%, similar to the 74% gold recovery achieved in Q1 2025.

During Q2 2025, metal production totaled 1,898 ounces of gold in April, 2,007 ounces in May, and 1,796 ounces in June. Total metal production for Q2 2025 was 5,701 ounces of gold, in line to Q1 2025 production of 5,781 ounces. The average gold feed grade was 3.63 g/t for Q2 2025 and Q1 2025.

Mine development for Q2 2025 was slightly ahead of budget with 3,804 meters of development completed, compared to 3,490 meters in Q1 2025. The completion of new development drifts enabled the Company to have more than 20 stopes into production by the end of the quarter. This additional mining flexibility is expected to positively impact ore tonnage and grades in the coming months. The Company has also completed a capital works program to enhance mine ventilation across all three mines. Improved ventilation time has resulted in an improvement in working conditions and faster re-entry times following blasting activities. Planning for a central Raise Bore ventilation shaft in the La Mochomera and San Pablo mine occurred during the quarter and this will further optimization the mine ventilation.

Detailed Activities by Deposit:

Tres Amigos

Original mine planning at Tres Amigos anticipated closure by the end of Q1 2025. However, geological reinterpretations and targeted short exploration drifts identified two additional mineralized structures – the Victoria and Alexa veins – located within 40 meters of existing underground infrastructure.

To date approximately 10,000 tonnes of high-grade ore has been extracted from this high-grade structure. In addition, a new ore drive was completed on the upper levels of the Tres Amigos North Zone, providing access to a high-grade ore face. Mining from this face contributed to Q1 2025 production and is expected to continue throughout 2025. This new access will also enable future diamond drilling to test the north and south extensions of the deposit, with the goal of increasing inventory.

San Pablo Viejo and San Pablo Sur

Throughout Q2 2025, the Company continued mining multiple faces at the San Pablo deposit while advancing development toward the deeper southern extensions.

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

OUTLOOK (SJG MINE)

With the development progress achieved in Q2 2025 and the increase in mining faces now available to the Company, management remains confident in the ongoing progress and long-term performance of the SJG mine. The Company’s focus for the remainder of the year is to further improve production and grade through the implementation of additional operational enhancements and development work resulting in more downtime than anticipated.

While the Company made significant headway in the second quarter of 2025, optimization efforts will continue to focus on improving gold ore grades to the mill, throughput rates, and recoveries. San Pablo Sur, San Pablo, La Mochomera and the Tres Amigos ore bodies are expected to remain the main contributors to production in the year ahead. Further development in these areas will also be a key focus to access additional high-grade zones and mining faces.

The capital works program to add a primary gravity gold circuit to the processing plant is now on schedule for completion and commissioning in Q3 2025. The program involves the installation of three new Falcon gravity concentrators. These concentrators will be installed downstream of the ball mills to recover the significant portion of the free gold present in the San Pablo, San Pablo Sur, and La Mochomera deposits.

A new tailings dam was completed during Q3 2024, with an estimated storage capacity of 670,751 cubic meters, distributed over two stages to accommodate up to three years of additional tailings. The third-stage facility is currently in use, and planning for construction of the fourth stage is underway. The Company has also begun evaluating a potential location for a third tailings storage facility at the SJG mine. These studies include environmental and geotechnical surveys to identify a preferred site.

Results for the Three and Six Months Ended June 30, 2025 and 2024

REVENUE: Revenue for the six months ended June 30, 2025 and 2024 was $29,582,687 and $20,512,458, respectively. Revenue for the three months ended June 30, 2025 and 2024 was $15,886,286 and $11,083,602, respectively. The increase was primarily due to higher tonnage mined and processed, as well as higher realized gold prices.

During the first quarter of 2025, the Company’s provisional gold assays (based on internal lab results) indicated higher gold content than was ultimately realized upon final settlement. This variance was attributed to the presence of coarse, “nuggety” gold in the ore, which can cause significant assay fluctuations. After identifying this issue, in early March the Company implemented enhanced laboratory QA/QC protocols to better account for coarse gold during analysis. Subsequent assay results have aligned within acceptable tolerances relative to final buyer assays, confirming the effectiveness of these measures. The settlement adjustment related to first quarter production of $1.4 million was recorded in the second quarter of 2025, when final assays were received and reconciled. The Company continues to monitor its assaying processes to ensure accurate reporting of gold production going forward.

MINE PRODUCTION COSTS: Mine production costs for the six months ended June 30, 2025 and 2024 were $12,053,888 and $12,766,527, respectively. Mine production costs for the three months ended June 30, 2025 and 2024 were $5,865,640 and $6,551,953, respectively. These costs were directly related to the extraction of ore, including the costs of removing waste material to access mineralized ore for processing at the mill. During the six months ended June 30, 2025, the Company mined 64,032 tons of material compared to 56,931 tons in the six months ended June 30, 2024.

MILL PRODUCTION COSTS APPLICABLE TO SALES: Mill production costs applicable to sales for the six months ended June 30, 2025 and 2024 were $2,920,868 and $2,710,405, respectively. Mill production cost applicable to sales for the three months ended June 30, 2025 and 2024 were $1,820,016 and $1,231,743, respectively. These expenses relate to milling, packaging, and shipping gold and other precious metal products. The increase was due to the increase in tonnage processed.

CAMP, WAREHOUSE AND FACILITIES: These represent the costs of supporting the mining facilities including housing, food, security and warehouse operations. Camp, warehouse and support facility costs for the six months ended June 30, 2025 and 2024 were $2,906,747 and $2,781,371, respectively. Camp, warehouse and facilities costs for the three months ended June 30, 2025 and 2024 were $1,492,072 and $1,336,146, respectively. The increase in costs recorded for the six months ended June 30, 2025 was primarily driven by higher personnel counts associated with expanded operations.

TRANSPORTATION: Transportation costs for the six months ended June 30, 2025 and 2024 were $2,576,850 and $2,574,371, respectively. Transportation costs for the three months ended June 30, 2025 and 2024 were $1,252,973 and $1,161,409, respectively. These were the costs of transporting material between the mine and the mill, and delivery of the concentrate to the customer for treatment and sale.

PROPERTY HOLDING COSTS: Property holding costs for the six months ended June 30, 2025 and 2024 were $73,962 and $87,382, respectively. Property holding costs for the three months ended June 30, 2025 and 2024 were $37,826 and $43,335, respectively. These costs primarily consist of taxes on mining concessions, land leases, and other direct costs of associated with maintaining the SJG mine. These costs remain relatively consistent year over year.

FACILITIES EXPANSION COSTS: Facilities expansion costs for the six months ended June 30, 2025 and 2024 were $Nil and $2,093,480, respectively. Facilities expansion costs for the three months ended June 30, 2025 and 2024 were $Nil and $1,305,671, respectively. The expenses reported for the six months ended June 30, 2024 reflected significant expenditures reported for the second phase expansion of the milling facility and mining infrastructure to additional mining areas at SJG that did not recurr in 2025.

EXPLORATION DRILLING: Exploration drilling expenditures for the six months ended June 30, 2025 and 2024 were $130,124 and $1,299,834, respectively. Exploration drilling expenditures for the three months ended June 30, 2025 and 2024 were $22,274 and $379,349, respectively. The Company continues exploration drilling program for the purpose of updating the Company’s Mineral Reserve and Resource Estimate.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expenses for the six months ended June 30, 2025 and 2024 were $3,044,538 and $2,267,836, respectively. General and administrative expenses for the three months ended June 30, 2025 and

2024 were $1,794,294 and $1,098,987, respectively. These represent corporate overhead not directly attributable to site operations, including management, accounting, and legal expenses.

STOCK-BASED COMPENSATION EXPENSE: Stock-based compensation expense was $826,664 and $822,500 for the six months ended June 30, 2025 and 2024 respectively. Stock-based compensation expense for the three months ended June 30, 2025 and 2024 was $574,957 and $822,500, respectively and was related to the vesting of restricted stock awards issued in 2024 combined with shares awarded in 2025.

DEPRECIATION AND DEPLETION: Depreciation and depletion expense for the six months ended June 30, 2025 and 2024 were $408,537 and $14,687, respectively. Depreciation and depletion expense for the three months ended June 30, 2025 and 2024 were $245,971 and $7,344, respectively. With the Company’s transition from Exploration Stage to Production Stage under S-K 1300, the Company began capitalizing mine development costs and commenced depreciation and depletion charges on a units-of- production basis.

ACCRETION EXPENSE. Accretion expense for the six months ended June 30, 2025 and 2024 was $9,972 and $9,130, respectively. Accretion expense for the three months ended June 30, 2025 and 2024 was $4,986 and $4,565, respectively. The Company began accreting its asset retirement obligation on January 1, 2024, related to estimated costs to decommission the milling plant and tailings pond at the estimated life of the mines in operation at the establishment of the ARO in 2023 as a result of the expansion of the milling operation.

OTHER INCOME (EXPENSE): Other income (expense) for the six months ended June 30, 2025 and 2024 was $(1,450,199) and $(361,291), respectively. Included in other income in 2025 was interest expense of $(775,677), change in derivative of $(267,649) currency exchange gain of $162,866 and other expense consisting primarily of the write off of foreign tax receivable of $569,739. The increase in the derivative liability was primarily due to the increase in the Company’s common stock value. Included in other income in 2024 was interest expense of $(835,337), change in derivative of $445,892, currency exchange gain of $23,192 and miscellaneous income of $4,962.

OTHER COMPREHENSIVE INCOME: Other comprehensive income includes the Company’s net income (loss) plus the unrealized currency exchange gain for the period. The Company’s other comprehensive income for the six months ended June 30, 2025 and 2024 consisted of unrealized currency gains (loss) of $967,622 and $(497,552), respectively, resulting from fluctuations.

Liquidity and Capital Resources

As of June 30, 2025, the Company had negative working capital of $25,756,115 comprised of current assets of $10,841,430 and current liabilities of $36,957,545. This represented an increase of $7,512,591 from the Company’s negative working capital of $18,243,524 as of December 31, 2024, primarily due to increased cash used in investing activities during the first half of 2025, and higher accounts payable and accrued liabilities as of June 30, 2025.

Net cash provided by operating activities for the six months ended June 30, 2025 was $2,961,710 compared to a use of $4,728,189 during the six months ended June 30, 2024. The improvement in the cash flow from operations was primarily attributable to the Company’s income generated in the first half of 2025, driven by increased revenue and lower mine operating costs.

Cash used in investing activities for the six months ended June 30, 2025 totaled $5,921,315 compared to $6,755 during the six months ended June 30, 2024. The increase reflected $4.9 million in capitalized mine development costs incurred beginning January 2025 following the issuance of the Company’s Maiden Mineral Reserve Estimate under Reg. S-K 1300 and the resulting change to the Company’s capitalization policies. See Note 3 of the unaudited condensed interim consolidated financial statements. Expenditures reported for the expansion of mining facilities, which totaled $2,093,480 during the three months ended June 30, 2024, would typically have been capitalized but were expensed because the SJG mine lacked proven and probable mineral reserves prior to January 2025.

Cash provided by financing activities for the six months ended June 30, 2025 and 2024 was $133,756 and $2,998,222, respectively. The net cash provided by financing activities during the six months ended June 30, 2025 came from $2,650,000 of advances from the company’s Revolving Credit Line (“RCL”) offset by $2,440,069 in payments on the RCL and $76,175 in operating lease payments. In the six months ended June 30, 2024 the Company raised $2,500,000 from the sale of Series E Preferred Stock and drew $3,000,000 in advances on the RCL offset by $2,437,500 of payments on the RCL and $64,278 in operating lease payments.

Through June 30, 2025, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product.

Although the Company has incurred positive net income and net cash inflows from operating activities for the six months ended June 30, 2025, there were many expenditures associated with investing activities which were made that were not expended for the production of revenue during the current period, such as underground development and mine expansion costs. If these expenses had not been made, the Company’s net decrease in cash would have been minimized. The Company believes its cash and cash receipts from its revenue arrangement, proceeds from the sale of equity and proceeds from borrowing will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months from the date these financial statements were available for issuance. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling, and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financings. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2025, the Company had no off-balance sheet arrangements that would have a material adverse effect on its financial condition, results of operations, or liquidity.

Plan of Operation

The plan of operation for 2025 includes the continued enhancement of site infrastructure and processing capabilities, along with expanded exploration drilling at the SJG mine. During 2024, the Company processed an average of approximately 700 tons of material per day. For the first six month of 2025 an average of 730 tons of material per day was processed and for the second half of 2025, the Company anticipates increasing daily processing throughput to an average of 800 tons per day. The Company now has processing capacity of up to 850 tons per day, with a target rate of 800 tons per day. The Company has initiated development as part of its exploration activities on additional target areas (Victoria and Palos Chinos structures) which are anticipated to yield higher-grade material for processing. The Company expects that a combination of higher-grade feed material, increased processing throughput, and higher gold prices will produce a significant increase in revenue in 2025, as part of its ongoing exploration and project advancement efforts.

The Company plans to continue its exploration drilling program from underground and commence drilling from surface in the second half of 2025. Management and geologists will make decisions based on drill results, corporate strategies, market conditions, surface mapping, sampling, and target generation. The Company has contracted with a "Qualified Person,” within the meaning of S-K 1300, to interpret the collected data and compile a formal Mineral Resource Estimate update which was filed on May 20, 2025.

Capital Expenditures

Primary capital expenditures in 2025 have been directed toward increasing underground infrastructure development and enhancing processing capacity at the SJG mine. Average underground development in Q2 2025 was 1,268 meters per month, compared to 380 meters per month in 2024. Processing systems have been upgraded through the installation of new concentrators and the repurposing of the original grinding mill. Additional equipment acquisitions and infrastructure improvements have also enhanced site access and operational capacity. The company is planning a major Ventilation Upgrade in the La Mochomera and San Pablo mines with the installation of a central Raise Bore ventilation shaft. Works for this shaft are scheduled to commence in Q4 2025. Effective January 1, 2025, capital expenditures are capitalized in accordance with S-K 1300. See Note 3 of the unaudited condensed interim consolidated financial statements.

Exploration Activity

The Company continues to invest in exploration spending on near-mine extensions as well as geological studies and reinterpretations. The Company completed an S-K 1300 Mineral Resource Estimate in Q2 2025 covering San Pablo Sur, San Pablo, La Mochomera and the Tres Amigos ore bodies which includes development proposals for additional exploration of ore veins in the short and mid-term.

The Company expects to start near-mine extension drilling in Q4 2025 and expand exploration to surrounding areas by year-end. Exploration will focus on growing the known resources at the SJG mine.

The Company intends to prioritize exploration of high-grade underground targets that can be readily incorporated into the mine plan, as well continue the regional program to better understand the broader potential of the SJG land package. Additionally, planning for deeper and lateral drilling between the San Pablo and Tres Amigos veins has highlighted the potential to extend high-grade underground resources at the SJG mine, especially in areas previously considered discontinuous due to faulting. The Company has identified opportunities to develop San Pablo, San Pablo Sur, La Mochomera, and Tres Amigos exploration potential. At the La Mochomera deposit, the Company plans to explore southward toward the historic Palos Chinos and Purisima mines, which operated over 100 years ago as high-grade producers. Of note is the Palos Chinos exploration target, located within 40 meters of the existing La Mochomera mine infrastructure.

In June 2025, the Company provided an update on exploration activities at its 100%-owned San Jose de Gracia gold project in Sinaloa, Mexico. This update included the preliminary identification of two potential high-grade mineralized zones situated adjacent to existing mine infrastructure. These zones are currently under evaluation for future exploration and development potential.

Note: Assay results referenced in this Quarterly Report on Form 10-Q are based on internal laboratory analyses conducted at the San Jose de Gracia plant. They have not been verified by an independent third-party laboratory and do not conform to disclosure standards such as S-K 1300 or NI 43-101.

Over the past six months, the Company has been compiling and interpreting geological, geochemical, geophysical, and historical mining data to support an exploration diamond drilling program planned for later in 2025. This review has led to the identification of the Victoria zone, a previously undocumented mineralized structure located approximately 40 meters from the upper-level development at the Tres Amigos mine (see Figures 1 and 2). Similarly, analysis of historical workings mining activity has highlighted the potential of the Palos Chinos zone, situated near active workings at Mochomera (see Figure 3). Both zones are undergoing early-stage evaluation through exploration drifting, geological mapping, channel sampling, and internal bulk sampling. Material is being processed at the San José de Gracia plant to assess mineralization, metallurgy, and gold recovery characteristics.

Victoria Target (Tres Amigos Mine Area)

Geological and structural analysis at the Tres Amigos working face has led to the identification of an exploration target in the previously underexplored hanging wall of the Tres Amigos vein system. Subsequent development drifting toward this target has resulted in the discovery of a previously undocumented mineralized vein approximately 1.5 meters in width (see Figure 3). To date, a total of 110 meters of drifting has been completed on two sublevels (550 and 540 levels, spaced 10 meters apart), alongside the collection and analysis of 1,069 channel samples. In addition, the Company has mined and processed a bulk sample of approximately 10,000 tonnes, with internal assay results indicating an estimated average grade of 8 grams per tonne gold. Based on the current exploration work, the Victoria zone is considered to have a conceptual exploration target of approximately 100,000 tonnes grading between 7 and 8 grams per tonne gold, representing a potential of ~25,000 ounces of contained gold.

Note: The potential quantity and grade of the Victoria target are conceptual in nature. There has been insufficient exploration to define a mineral resource, and it is uncertain if further work will result in the delineation of a mineral resource.

VICTORIA POTENTIAL
LONG SECTION+6
Potential Target
100 KT @ 7-8 Au g/t
=25 K Oz Au
550 LEVEL
OPEN
OPEN
OPEN
Tres Amigos vein
Proposed drifting
50m
Z
X
Y

Figure 1: Plan view of the existing underground infrastructure at Tres Amigos, highlighting the location of the newly identified Victoria vein in the hanging wall zone.

Figure 2: Photograph of the Victoria vein, highlighting a vein width of 1.5 meters and abundant sulphide mineralization, including chalcopyrite, pyrite, galena, and sphalerite, characteristic of this high-grade gold-bearing structure.

Palos Chinos

Exploration drifting toward the historical Palos Chinos vein system has advanced to approximately 70 meters from current mine workings. Observations from this development, combined with historical mapping from 1999-2000, suggest a second near-infrastructure exploration target. Preliminary evaluation indicates a conceptual exploration target of approximately 90,000 tonnes grading 5 to 6 g/t per tonne gold, representing a potential of ~15,000 ounces of contained gold.

Cautionary Statement: The potential quantity and grade of the Palos Chinos target are conceptual in nature. There has been insufficient exploration to define a mineral resource, and it is uncertain if further exploration will result in the delineation of a mineral resource.

The ongoing exploration drifts have encountered minor disseminated mineralized structures within the footwall of the Palos Chinos structure, supporting the potential for additional mineralization along the trend (see Figure 3).

Figure 3: Image showing existing underground infrastructure at the Mochomera vein system, showing the special relationship to the newly identified Victoria vein and its proximity to the Palos Chinos exploration drift.

Figure 4: Photograph of a mineralized vein exposed in the drift development advancing toward the main Palo Chinos vein.

Detailed mapping and sampling conducted in 1999 and 2000 across multiple levels of the historical Palos Chinos workings confirmed that the mined-out section of the Palos Chinos vein generally averages between 1.0 and 1.5 meters in thickness, with a steep westerly dip ranging from 60° to 80°. Along strike, several mineralized shoots were identified, displaying key structural and mineralogical characteristics, including:

• A shift in strike orientation from south to southeast;

• A localized shallowing of dip angles between 35° to 40°;

• Vein thickening to between 2 and 4 meters;

• Increased development of chlorite-rich stockwork adjacent to the vein;

• Elevated gold grades, including individual samples grading up to 92.5 g/t Au over 0.7 meters; and

• A mineralized shoot transect averaging 7.6 g/t Au over 7.6 meters, including 13.4 g/t Au over 3.4 meters within the main Palos Chinos vein (see Table 1).

In total, 180 samples were collected along the Palos Chinos trend from both surface exposures and underground workings. Of these, 74 samples were taken directly from the Palos Chinos vein and adjacent mineralized hanging wall and footwall zones. Based on this dataset, the Palos Chinos vein returned an average grade of 11.4 g/t Au over an average width of 1.2 meters. Additionally, mining above the Palos Chinos level exposed a parallel, laterally continuous hanging wall vein located approximately 4 to 5 meters above the main structure. Three samples collected from this vein returned gold grades ranging from 11.3 to 18.5 g/t Au and also contained notable concentrates of copper, with localized lead and zinc values over narrow widths. A summary of significant historical assay results from the Palos Chinos vein is provided in Table 1.

Significant Chip Channel Samples from the Palos Chinos Underground								
Samples	Level	Interval	Width (m)	Au (g/t)	Ag (g/t)	Cu (ppm)	Pb (ppm)	Zn (ppm)
145748, 49 & 87	Palos Chinos	Vein & HW, FW	3.7	15	11.9	4,154	49	131
145188	Palos Chinos	Vein	1.1	19.2	15.6	6,746	237	312
145740	Palos Chinos	Vein	0.5	22.8	15.1	3,553	31	161
209153, 55	Palos Chinos	Vein	0.9	24.7	10.2	168	20	20
145747	Palos Chinos	Vein	1.0	27.6	20.6	12,000	52	272
145733	Palos Chinos	Vein	0.6	62.3	22.4	166	26	11
208921, 22	Stopes	Vein & HW	1.8	5.2	9.5	2,896	147	448
208912	Stopes	Vein	1.9	5.6	5.3	1,180	91	206
208937	Stopes	Vein	0.8	6.5	12.5	4,413	103	592
208938, 39	Stopes	Vein & HW	1.8	6.6	10.8	3,466	632	251
209754	Stopes	Vein	0.9	6.9	16.8	5,459	198	738
208914	Stopes	Vein	0.9	8.5	8.5	1,994	14	141
209757	Stopes	Vein	0.6	8.5	16.9	5,198	86	141
208906	Stopes	Vein	1.3	9.6	15.2	5,600	63	216
209760	Stopes	Vein	0.5	9.7	45.3	15,000	167	741
208905	Stopes	Vein	1.5	13.7	23.3	2,939	683	2,797
208904	Stopes	Vein	1.1	15.0	11.7	2,854	28	162
209758	Stopes	Vein	1.2	17.6	8.3	2,445	19	169
208936	Stopes	Vein	0.5	18.4	20.4	6,433	540	501
208907	Stopes	Vein	1.5	19.2	11.3	3,392	33	186
208934, 35	Stopes	Vein & HW	1.9	19.3	28.7	6,742	1,472	2,557
208910	Stopes	Vein	0.6	20.3	14.3	4,100	52	258
208933	Stopes	Vein	0.9	27.0	14.3	5,323	180	284
209755	Stopes	Vein	1.2	45.4	35.8	18,000	43	182
209756	Stopes	Vein	0.6	46.4	18.6	2,702	11	99
208956	Saramiento	Vein	1.7	5.8	6.8	1,824	61	184
208955	Saramiento	Vein	1.4	6.0	5.1	1,715	38	158
208957 to 59	Saramiento	Vein & FW	4.0	8.1	15.3	3,336	1,950	1,460
209769	Tajo Verde	Vein	0.8	13.0	7.6	780	40	23
209764	Tajo Verde	Vein	0.6	23.0	15.7	302	270	36
209768	Tajo Verde	Vein	0.7	35.6	15.5	761	151	19
209763	Tajo Verde	Vein	1.0	53.6	26.4	333	24	22
209767	Tajo Verde	Vein	0.7	92.5	31.1	1,089	358	36
208924	Stopes	HW vein	0.2	18.5	38.5	6,023	>10,000	>10,000
208927	Stopes	HW vein	0.6	14.2	20.9	4,444	48	213
208929	Stopes	HW vein	0.25	11.3	251	>10,000	287	513

Table 1: Summary of significant historical assay results samples from the Palos Chinos vein.

The reported average vein thickness of 1.2 meters is derived from the mean of all individual sample interval widths and does not reflect the full extent of the historically mined zone between the Palos Chinos and Saramiento levels. To determine the broader mineralized envelope, a representative channel potential sample transect spanning the interval between the Palos Chinos vein and a parallel hanging wall structure returned an average of 7.4 g/t Au over 7.6 meters (see Table 1). These results indicate that portions of the Palos Chinos trend may exhibit sufficient thickness, grade continuity, and structural geometry to be amenable to mechanized mining, subject to further drilling, geotechnical evaluation, and mine planning studies.

Figure 5: Assay results from a representative channel sample transect extending from the footwall contact, across the Palos Chinos vein and associated chlorite stockwork zone, to the hanging wall vein. The composite interval averages 7.4 g/t Au over 7.6 meters (true width), with notable enrichment in gold, silver, and copper across discrete intervals

Production Stage

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. This evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer, who concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q. For purposes of this section, the term “disclosure controls and procedures” refers to controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers (or persons performing similar functions), as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

The Company did not make any changes in its internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

DynaMexico Tax Re-assessment

On March 3, 2025, the Mexican tax authority, Servicio de Administración Tributaria (“SAT”), issued a reassessment for the 2021 tax year of Dynaresource de México (“DynaMexico”) asserting a discrepancy in taxable income totaling $19 million USD (368 million MXN), inclusive of interest, inflation adjustments, and penalties. The reassessment encompasses several key components, including the determination of taxable income, treatment of available tax losses, and the denial of deductibility for legitimate mining production costs and other expenses. It also includes assessments related to mining concession fees. Additionally, the Company believes the reassessment does not properly reflect the application of an appropriate transfer pricing methodology in the deduction of intercompany management fees.

On March 28, 2025, the Company submitted a request through the Mexican Taxpayer Ombudsman, Procuraduría de la Defensa del Contribuyente (“Prodecon”), seeking a Conclusive Agreement (“Acuerdo Conclusivo”) with SAT. To date, the Company has successfully defended $5.7 million USD ($112 million MXN) of the reassessed amount of taxable income, with $13.3 million USD ($256 million MXN) remaining under review. While the Company is actively contesting most of the reassessment, during the course of its review it identified previously unrecorded obligations related to Special and Extraordinary Mining Duties for fiscal years 2021, 2022 and 2023. As a result, a liability of $3 million USD has been recognized in the unaudited condensed interim consolidated financial statements to reflect the Company’s current estimate of the amount owed in respect of these items. See Note 2 to the unaudited condensed interim consolidated financial statements.

Title of Properties

On July 17, 2025, the Company’s Board of Directors authorized Company management to commence a legal process under Mexican law referred to as "amparo” in order to protect the Company’s rights with respect to the following nine mining concessions (the "Impacted Concessions”) related to the Company’s San José de Gracia mine project:

TITLE NO.	NAME	AREA (ha)
172216	LOS TRES AMIGOS	23.0000
184473	SAN SEBASTIÁN	40.0000
184999	NUEVO ROSARIO	32.8781
208537	SAN JOSÉ	27.0000
215555	PIEDRAS DE LUMBRE UNO	40.2754
215556	PIEDRAS DE LUMBRE 2	34.8493
226289	LA NUEVA ESPERANZA	40.0000
230494	FRANCISCO ARTURO	3,279.5600
231166	FINISTERRE 4	2,142.1302

During a review by the Company’s executive management of information related to the Company’s mining concessions, the Company became aware that a public website hosted by the Mexican Secretariat of Economy (Secretaría de Economía) (the “Website”) includes information indicating that the Impacted Concessions are not currently active. Although the Website also indicates that the published information is for informational purposes only and that such information is not officially valid, and the Company has not received any formal notification from any Mexican authority asserting adverse action that could result in the nullification or cancellation of the rights under any of the Impacted Concessions, the Board determined it prudent, as a precautionary measure, to authorize the Company to commence the amparo process to challenge the inactive status of the Impacted Concessions indicated on the Website and any related administrative action(s) taken in violation of the Company’s due process rights.

The Company continues to review information available to it and intends to take appropriate action to protect its rights to the Impacted Concessions; however, no assurance can be provided regarding the outcome of its actions or the availability of the Impacted Concessions to the Company in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

As the Company has no mines located in the United States or any of its territories, the disclosure required by this Item is not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b-5 trading arrangement” or “non-Rule 10b-5 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101

The following materials from the DynaResource, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Interim Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Interim Statements of Income (Loss) and Comprehensive Income (Loss) for the Three months ended June 30, 2025 and 2024 (Unaudited), (iii) Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2025 and 2024 (Unaudited), (iv) Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 (Unaudited), and (vi) Notes to Unaudited Condensed Interim Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: August 19, 2025	By:	/s/ Rohan Hazelton
Rohan Hazelton,
President and Chief Executive Officer
(principal executive officer)

Date: August 19, 2025	By:	/s/ Alonso Sotomayor
Alonso Sotomayor,
Chief Financial Officer
(principal financial and accounting officer)