Form 10-Q
period 2025-09-30
DYNARESOURCE, INC.
filed 2025-11-14
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2025 there were 29,315,726 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$4,876,966	$4,781,352
Accounts receivable	1,293,494	1,208,346
Concentrate and ore inventories (Note 4)	1,761,356	1,576,392
Foreign tax receivable	2,009,941	2,690,309
Supplies inventory	2,664,526	1,258,064
Other current assets (Note 6)	1,162,687	656,239
Total current assets	13,768,970	12,170,702
Mineral property interests, plant and equipment (net of accumulated
depreciation and depletion of $744,377 and $42,738) (Note 5)	12,438,141	4,211,968
Right-of-use assets, net	523,750	734,229
Deferred tax asset, net (Note 14)	3,814,590	4,633,513
Foreign tax receivable	24,743,342	16,613,129
Other assets	—	160,407
TOTAL ASSETS	$55,288,793	$38,523,948

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 7)	$17,839,369	$10,317,179
Accrued mining taxes and other liabilities (Note 7)	4,616,599	5,172,685
Derivative liability (Note 8)	1,115,206	892,167
Credit line (Note 9)	5,833,333	9,850,000
Current portion of operating lease payable (Note 15)	87,689	122,630
Mining concession duties payable (Note 10)	4,956,971	4,059,565
Total current liabilities	34,449,167	30,414,226
Credit line (Note 9)	9,166,667	—
Operating lease payable, less current portion (Note 15)	511,317	702,531
Deferred tax liability (Note 14)	307,777	307,777
Asset retirement obligation (Note 11)	238,478	223,520
Other liabilities	352,783	—
TOTAL LIABILITIES	45,026,189	31,648,054
TEMPORARY EQUITY (Note 12)
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (Note 12)
Common Stock, $0.01 par value, 40,000,000 shares authorized 29,315,726 shares issued and outstanding	293,157	293,157
Series E Convertible Preferred Stock, $0.0001 par value, 1,552,795 shares authorized, issued and outstanding	2,500,000	2,500,000
Preferred rights	40,000	40,000
Shares to be issued	240,000	—
Additional paid-in-capital	71,375,688	69,131,186
Treasury stock, 37,180 shares each period, at cost	(95,023)	(95,023)
Accumulated other comprehensive income	(3,251,109)	(1,788,699)
Accumulated deficit	(66,697,589)	(69,062,207)
TOTAL STOCKHOLDERS’ EQUITY	4,405,124	1,018,414
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$55,288,793	$38,523,948

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Three months	Three months	Nine months	Nine months
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
REVENUE	14,119,589	11,203,505	43,702,276	31,715,963
Operating costs	(11,083,333)	(10,879,420)	(31,745,772)	(35,192,790)
Depreciation and depletion	(314,757)	—	(723,294)	—
GROSS PROFIT	$2,721,499	$324,085	$11,233,210	$(3,476,827)

General and administrative expenses	1,587,771	908,880	4,632,309	3,176,716
Stock-based compensation (Note 13)	1,657,839	—	2,484,503	822,500
Accretion expense (Note 11)	4,986	4,565	14,958	13,695
Right of use asset amortization	19,520	26,237	75,029	85,666
Depreciation and amortization	23,719	7,906	23,719	22,593
OPERATING INCOME (LOSS)	(572,336)	(623,503)	4,002,692	(7,597,997)

Foreign currency losses	(3,921,219)	267,548	(4,084,085)	244,356
Interest expense	419,413	469,933	1,195,090	1,305,270
Derivative mark-to-market loss (gain)	(44,610)	(477,125)	223,039	(923,017)
Other expenses	1,460,236	(13,347)	2,029,975	(18,309)
NET INCOME (LOSS) BEFORE TAXES	1,513,844	(870,512)	4,638,673	(8,206,297)

Mining tax expense (Note 14)	542,872	—	1,354,635	—
Income tax expense (Note 14)	(288,248)	—	919,420	—
TOTAL TAX EXPENSE	254,624	—	2,274,055	—

NET INCOME (LOSS)	$1,259,220	$(870,512)	$2,364,618	$(8,206,297)

DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(58,574)	(58,574)	(175,724)	(175,724)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,200,646	$(929,086)	$2,188,894	$(8,382,021)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.
Basic income (loss) per common share	$0.04	$(0.04)	$0.07	$(0.36)
Weighted average shares outstanding – Basic	29,315,726	23,658,995	29,315,726	23,470,266
Diluted income (loss) per common share	$0.06	$(0.04)	$0.10	$(0.36)
Weighted average shares outstanding – Diluted	38,155,766	23,658,995	38,155,766	23,470,266

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(2,430,032)	(746,323)	(1,462,410)	(1,243,875)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(2,430,032)	(746,323)	(1,462,410)	(1,243,875)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,170,812)	$(1,616,835)	$902,208	$(9,450,172)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Restated)

	Preferred E		Common		Preferred	Preferred	Shares To Be	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Issued	Capital	Shares	Amount	Income	Deficit	Totals

Balance, June 30, 2024	1,552,795	$2,500,000	23,658,995	$236,590	1	$40,000	$—	$62,791,191	37,180	$(95,023)	$200,148	$(65,905,952)	$(233,046)
Sales of Series E Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	$—
Stock Issued for Services	-	-	-	-	-	-	-	-	-	-	-	-	$—
Stock Compensation - Vesting	-	-	-	-	-	-	-	-	-	-	-	-	$—
Other Comprehensive Income	-	-	-	-	-	-	-	-	-	-	(746,323)	-	$(746,323)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(870,512)	$(870,512)
Balance, September 30, 2024	1,552,795	$2,500,000	23,658,995	$236,590	1	$40,000	$—	$62,791,191	37,180	$(95,023)	$(546,175)	$(66,776,464)	$(1,849,881)

Balance January 1, 2024 (restated)	—	$—	23,371,708	$233,717	1	$40,000	$—	$61,509,032	37,180	$(95,023)	$697,700	$(58,570,167)	$3,815,259
Sales of Series E Convertible Preferred Stock	1,552,795	2,500,000	-	-	-	-	-	-	-	-	-	-	$2,500,000
Stock Issued for Services	-	-	287,287	2,873	-	-	-	459,659	-	-	-	-	$462,532
Stock Compensation - Vesting	-	-	-	-	-	-	-	822,500	-	-	-	-	$822,500
Other Comprehensive Income	-	-	-	-	-	-	-	-	-	-	(1,243,875)	-	$(1,243,875)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(8,206,297)	$(8,206,297)
Balance, September 30, 2024	1,552,795	$2,500,000	23,658,995	$236,590	1	$40,000	$—	$62,791,191	37,180	$(95,023)	$(546,175)	$(66,776,464)	$(1,849,881)

Balance, June 30, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$240,000	$69,717,850	37,180	$(95,023)	$(821,077)	$(67,956,809)	$3,918,098
Stock Issued for Services	-	-	-	-	-	-	-	-	-	-	-	-	$—
Stock-based compensation - Vesting	-	-	-	-	-	-	-	1,657,838	-	-	-	-	$1,657,838
Other Comprehensive Income	-	-	-	-	-	-	-	-	-	-	(2,430,032)	-	$(2,430,032)
Net Income	-	-	-	-	-	-	-	-	-	-	-	1,259,220	$1,259,220
Balance, September 30, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$240,000	$71,375,688	37,180	$(95,023)	$(3,251,109)	$(66,697,589)	$4,405,124

Balance January 1, 2025 (restated)	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$—	69,131,186	37,180	$(95,023)	$(1,788,699)	$(69,062,207)	$1,018,414
Stock Issued for Services	-	-	-	-	-	-	240,000	-	-	-	-	-	$240,000
Stock-based compensation - Vesting	-	-	-	-	-	-	-	2,244,502	-	-	-	-	$2,244,502
Other Comprehensive Income	-	-	-	-	-	-	-	-	-	-	(1,462,410)	-	$(1,462,410)
Net Income	-	-	-	-	-	-	-	-	-	-	-	2,364,618	$2,364,618
Balance, September 30, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$240,000	71,375,688	37,180	$(95,023)	$(3,251,109)	$(66,697,589)	$4,405,124

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,364,618	$(8,206,297)
Adjustments to reconcile net income (loss) to cash used in operating activities
Derivatives mark-to-market gain	223,039	(923,017)
Accretion expense	14,958	13,695
Depreciation and depletion (Note 5)	747,013	22,593
Right-of-use asset amortization	75,029	85,666
Other expense	1,291,230	—
Stock-based compensation	2,484,503	822,500
Deferred tax asset	818,923	—
Foreign exchange	(1,295,217)	—
Operating cash flows before change in non-cash working capital items	6,724,096	(8,184,860)
Change in non-cash working capital items:
Accounts receivable	(85,148)	(535,583)
Inventories	(1,920,684)	233,211
Foreign tax receivable	(5,530,841)	(5,008,356)
Other assets	(279,503)	(1,007,697)
Accounts payable and accrued expenses	4,700,397	2,680,834
Other liabilities	352,783	2,808,978
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,961,100	(9,013,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Mine development	(6,863,818)	—
Purchase of equipment	(2,109,368)	(6,755)
CASH FLOWS USED IN INVESTING ACTIVITIES	(8,973,186)	(6,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit line (Note 9)	17,650,000	4,000,000
Proceeds from sale of Series E Convertible Preferred Stock (Note 12)	-	2,500,000
Payments of credit line (Note 9)	(12,500,000)	(2,437,500)
Operating lease payments	(90,704)	(83,787)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,059,296	3,978,713

Effects of foreign currency in cash	48,404	33,826
NET INCREASE (DECREASE) IN CASH	95,614	(5,007,689)
CASH AT BEGINNING OF PERIOD	4,781,352	5,603,713
CASH AT END OF PERIOD	4,876,966	$596,024

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$743,051	$955,272
Cash paid for income taxes	$—	$—
Conversion of accrued expenses into common stock	$—	$462,532

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of December 31, 2024, the Company had one wholly owned subsidiary in the United States, DynaMéxico US Holding, LLC (“US Holding”) and three wholly owned subsidiaries in Mexico, DynaResource de México, S.A. de C.V. (“DynaMéxico”), Mineras de DynaResources S.A. de C.V. (“DynaMineras”) and DynaResource Operaciones de San José de Gracia S.A. de C.V. (“DynaOperaciones”). In April 2024, as part of the Company’s organizational, operating and tax strategy in Mexico, the Company purchased Minera de Alica S.A. de C.V. (“DynaAlica”) a Mexican corporation with no assets, liabilities or activity.

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

As of September 30, 2025, the Company had negative working capital of $20,680,197, an accumulated deficit of $66,697,589, and for the period ended September 30, 2025, had a net income of $2,364,618. These matters raise substantial doubt about the Company’s suability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital as needed from the sales of stock, additional debt financing or debt refinancing as may be required. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash balances may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2025, the Company had $4,543,033 in deposits in U.S. banks in excess of the FDIC limit. The Company had no cash equivalents as of September 30, 2025 or December 31, 2024. Deposits are maintained with high-quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist primarily of trade receivables related to the sale of metal concentrate, recorded net of allowances for doubtful accounts and mark-to-market adjustments on provisional invoices based on forward metal prices. An allowance is recorded when receivables are determined to be uncollectible. As of September 30, 2025 and December 31, 2024 management believes all accounts receivable are fully collectable.

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

A write-down to fair value is recognized when the expected future cash flows are less than the net book value of the property, or when other events or changes in circumstances indicate that the carrying amount is not recoverable. As of September 30, 2025 and December 31, 2024, no indicators of impairment existed.

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

The relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries were as follows for the periods ended September 30, 2025 and December 31, 2024 (expressed as Mexican Pesos per one U.S. dollar):

	September 30, 2025	December 31, 2024
Current Exchange Rate	18.31	20.86

The relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended September 30, 2025 and 2024 (Mexican Pesos per one U.S. dollar):

	September 30, 2025	September 30, 2024
Weighted Average Exchange Rate for the Nine Months Ended	19.50	17.74

The Company recorded currency transaction gains of $162,866 and $23,192 for the nine months ended September 30, 2025 and 2024, respectively.

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

For the nine months ended September 30, 2025 and 2024, no revenue was recognized during the period from deferred contract liabilities, and no customer deposits were refunded to the customer due to order cancellations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, credit line, installment notes payable and derivative liabilities. The carrying values of cash, accounts receivable, accounts payable, and credit line approximate fair value due to their short-term nature. Installment credit line also approximates fair value based on the relationship between stated interest rates and the Company’s risk-adjusted borrowing rate. Derivative liabilities are measured using the Black-Scholes model.

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

The Company’s Series C Senior Convertible Preferred Stock (the “Series C Preferred Stock”) and related outstanding dividends are convertible into 3,031,669 and 2,942,695 shares of Common Stock as of September 30, 2025 and 2024, respectively. The Company’s Series D Senior Convertible Preferred Stock (the “Series D Preferred Stock”) and related outstanding dividends are convertible into 851,200 and 820,800 shares of common stock as of September 30, 2025 and 2024, respectively. The Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”) are convertible into 1,552,794 shares of common stock as of September 30, 2025. During the periods ended September 30, 2025 and 2024, the Company had warrants outstanding to purchase 892,165 shares of common stock.

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

Reclassification

Certain prior period amounts in the Condensed Interim Consolidated Balance Sheet have been reclassified to conform with current period presentation. All amounts previously presented under “Mining Concessions” as of December 31, 2024, have been reclassified to “Mineral Property Interests, Plant and Equipment”. See Note 3. Amounts relating to accrued interest on the Francisco Arturo mining concession duties payable (Note 10) that were previously included under “Accrued Liabilities” as of March 31, 2025 and December 31, 2024 have been reclassified to “Mining concession duties payable”. In addition, certain non-trade obligations previously included under accounts payable and accrued liabilities as of March 31, 2025 and December 31, 2024 have been reclassified to “Accrued mining taxes and other liabilities”. These reclassifications better reflect the nature of the liabilities and had no effect on current liabilities, net income or cash flows in any period reported.

Amounts in the Condensed Interim Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) related to mine development and stripping costs for the three and nine months ended September 30, 2025 have been included as part of mine production costs to conform to the current year presentation. See Note 3. This reclassification better reflects the nature of the costs and had no effect on net income or cash flows in any period presented. In addition, effective for the three months ended September 30, 2025, the Company reclassified and consolidated previously reported cost categories—including Mine Production Costs, Mill Production Costs Applicable to Sales, Camp, Warehouse and Facilities, Transportation Costs, Property Holding Costs, Facilities Expansion Costs, and Exploration Drilling—into a single line item titled ‘Operating Costs.’ This reclassification has been applied retrospectively, and all prior period amounts previously disclosed under these categories have been adjusted to conform to the current period presentation.

Commodity Pricing Contract

The Company is party to a Gold Concentrate Purchase Agreement dated February 1, 2021 (the “Offtake Agreement”) with an affiliate of Ocean Partners, MK Metal Trading México, S.A. de C.V. In September 2024, the Company entered into a commodity pricing arrangement pursuant to the terms of the Offtake Agreement. Under the pricing arrangement, the Company locked in the sales price for 75% of its recoverable gold up to 9,000 ounces, at a price of $2,495 per ounce. This forward pricing arrangement ensured price certainty for a portion of the Company’s gold concentrate shipments, mitigating exposure to adverse fluctuations in gold prices. The Company fulfilled its delivery obligations under the contract in March 2025. The financial impact of this contract during the quarter ended March 31, 2025, was a reduction in revenue of approximately $1.1 million.

In August 2025, the Company entered into a commodity pricing arrangement pursuant to the terms of the Offtake Agreement. Under this Min/Max pricing arrangement, the Company hedged the sales price for 6,000 troy ounces of gold, representing 1,000 ounces per month from September 30, 2025 through February 27, 2026. The arrangement utilizes monthly expiring options, establishing a minimum price of $3,200 per ounce (put strike) and a maximum price of $3,500 per ounce (call strike).

Under the terms of the pricing arrangement:

•
If the market price is below $3,200 per ounce at expiry, the Company will sell the monthly quantity at $3,200.
•
If the market price is above $3,500 per ounce at expiry, the Company will sell at $3,500.
•
If the market price is between $3,200 and $3,500 per ounce, the Company may price the required ounces at prevailing market levels.

This pricing arrangement provides price certainty for a portion of the Company’s gold concentrate shipments during the specified period, mitigating exposure to adverse fluctuations in gold prices. Any costs associated with unwinding or modifying the structure will be borne by the Company. All other terms and conditions remain unchanged from the original Offtake Agreement and its amendments.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In August 2025, management determined that the Company had accounted for Special and Extraordinary Mining Duties in Mexico inaccurately in certain prior periods, and that, mining tax expense and mining tax liabilities were not recognized in connection with consolidated financial statements prepared for the fiscal years ended December 31, 2021, 2022, and 2023 contained in its Annual Reports on Form 10-K for those years. As a result of these misstatements, the Company is restating certain financial information for the periods noted. All restated financial information is included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (the “Form 10-Q”), and the Company has not filed, and does not intend to file, amendments to any of our filings that the Company have previously filed with the SEC.

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

2021	As previously stated	Adjustments	As restated
Consolidated Statements of Financial Position
Accrued expenses	$5,440,204	$1,070,806	$6,511,010
Accumulated deficit	$(50,722,465)	$(1,070,806)	$(51,793,271)

Consolidated statements of loss and comprehensive loss
Other income/(expenses)	$1,072	$(1,070,806)	$(1,069,734)
Comprehensive income for the year	$8,534,363	$(1,070,806)	$7,463,557
Income per share, basic and diluted	$0.47		$0.41

Consolidated statements of changes in equity
Income for the year	$8,534,363	$(1,070,806)	$7,463,557
Deficit – December 31, 2021	$(50,722,465)	$(1,070,806)	$(51,793,271)
Total equity	$(151,589)	$(1,070,806)	$(1,222,395)

2022	As previously stated	Adjustments	As restated
Consolidated Statements of Financial Position
Accrued expenses	$5,756,961	$891,894	$6,648,855
Deferred tax asset	$2,970,410	$384,196	$3,354,606
Accumulated deficit	$(44,036,663)	$(507,698)	$(44,544,361)

Consolidated statements of loss and comprehensive loss
Other income/(expenses)	$2,242	$(507,698)	$(505,456)
Comprehensive income for the year	$6,685,802	$(507,698)	$6,178,104
Income per share, basic and diluted	$0.33		$0.29

Consolidated statements of changes in equity
Income for the year	$6,685,802	$(507,698)	$6,178,104
Deficit – December 31, 2021	$(50,722,465)	$(1,070,806)	$(51,793,271)
Deficit – December 31, 2022	$(44,036,663)	$(1,578,504)	$(45,615,167)
Total equity	$13,192,141	$(1,578,504)	$11,613,637

Consolidated statements of changes in assets
Deferred tax asset	$2,970,410	$384,196	$3,354,606
Total Assets	$40,942,912	$384,196	$41,327,108

Consolidated statements of changes in liabilities
Accrued expenses	$5,756,961	$1,962,700	$7,719,661
Total liabilities	$21,893,291	$1,962,700	$23,855,991

2023	As previously stated	Adjustments	As revised
Consolidated Statements of Financial Position
Accrued liabilities	$7,727,621	$627,025	$8,354,646
Deferred tax asset	$4,264,115	$126,070	$4,390,185
Accumulated deficit	$(58,570,167)	$(500,955)	$(59,071,122)

Consolidated statements of loss and comprehensive loss
Other income/(expenses)	$2,218	$(500,955)	$(498,737)
Comprehensive loss for the year	$(14,533,504)	$(500,955)	$(15,034,459)
Loss per share, basic and diluted	$(0.65)		$(0.68)

Consolidated statements of changes in equity
Loss for the year	$(14,533,504)	$(500,955)	$(15,034,459)
Deficit – December 31, 2021	$(50,722,465)	$(1,070,806)	$(51,793,271)
Deficit – December 31, 2022	$(44,036,663)	$(507,698)	$(44,544,361)
Deficit – December 31, 2023	$(58,570,167)	$(2,079,459)	$(60,649,626)
Total equity	$3,815,259	$(2,079,459)	$1,735,800

Consolidated statements of changes in assets
Deferred tax asset	$4,264,115	$510,266	$4,774,381
Total Assets	$35,438,350	$510,266	$35,948,616

Consolidated statements of changes in liabilities
Accrued expenses	$7,727,621	$2,589,725	$10,317,346
Total liabilities	$25,765,611	$2,589,725	$28,355,336

2024	As previously stated	Adjustments	As revised
Consolidated Statements of Financial Position
Accrued mining taxes and other liabilities	$5,172,685	$483,880	$5,656,565
Deferred tax asset	$4,025,957	$97,289	$4,123,246
Accumulated deficit	$(66,705,019)	$(386,591)	$(67,091,610)

Consolidated statements of loss and comprehensive loss
Other income/(expenses)	$50,171	$(386,591)	$(336,420)
Comprehensive loss for the year	$(8,134,852)	$(386,591)	$(8,521,443)
Loss per share, basic and diluted	$(0.34)		$(0.36)

Consolidated statements of changes in equity
Loss for the year	$(8,134,852)	$(386,591)	$(8,521,443)
Deficit – December 31, 2021	$(50,722,465)	$(1,070,806)	$(51,793,271)
Deficit – December 31, 2022	$(44,036,663)	$(507,698)	$(44,544,361)
Deficit – December 31, 2023	$(58,570,167)	$(500,955)	$(59,071,122)
Deficit – December 31, 2024	$(66,705,019)	$(2,466,050)	$(69,171,069)
Total equity	$3,375,602	$(2,466,050)	$909,552

Consolidated statements of changes in assets
Deferred tax asset	$4,025,957	$607,555	$4,633,512
Total Assets	$37,916,392	$607,555	$38,523,947

Consolidated statements of changes in liabilities
Accrued mining taxes and other liabilities	$5,172,685	$3,073,605	$8,246,290
Total liabilities	$28,683,310	$3,073,605	$31,756,915

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

• As a result capitalization of development costs during the nine months ended September 30, 2025 increased by approximately $6.864 million, compared to prior periods.

2. Depreciation and Depletion

• Beginning in 2025, the Company commenced depletion of capitalized mine development costs and depreciation of mineral property interests (including mining concessions) using the Unit-of-Production (“UOP”) method, based on total proven and probable mineral reserves.

• As a result depreciation and depletion expense during the nine months ended September 30, 2025 increased by approximately $0.723 million, compared to prior periods.

Financial Impact of the Change

The adoption of these revised estimates in Q3 2025 had the following impact on the Company’s financial results:

Impact Area	Increase/(Decrease)
Capitalized Development Costs	$6.864 million
Depreciation and Depletion Expense	$0.723 million

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

NOTE 4 - CONCENTRATE AND ORE INVENTORIES

Inventories are stated at the lower of cost or net realizable value and consist of mined ore and finished goods in the form of gold-silver concentrates. Inventory balances as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Mined tonnage	$1,256,013	$1,406,448
Gold-Silver concentrates	505,343	169,944
Total inventories	$1,761,356	$1,576,392

NOTE 5 – MINERAL PROPERTY INTERESTS, PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests, plant and equipment at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Mineral property interests, cost
Mining concessions	$4,132,678	$4,132,678
Mine development	6,869,072	—
Subtotal	$11,001,750	$4,132,678
Less: accumulated depletion	(723,294)	—
Mineral property interests, carrying value	$10,278,456	$4,132,678

Plant and equipment, cost
Construction in progress	$1,304,489	$—
Plant and equipment	823,344	73,691
Other	55,571	48,337
Subtotal	2,183,404	122,028
Less: Accumulated depreciation and amortization	(23,719)	(42,738)
Plant and equipment, carrying value	$2,159,685	$79,290

Mineral property interests, plant and equipment, carrying value	$12,438,141	$4,211,968

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

Mineral properties totaled $10,278,456 as of September 30, 2025 and included capitalized development costs of $6,863,818 during the period ended September 30, 2025. Depletion expense during the nine months ended September 30, 2025 and 2024, was $723,294 and $nil, respectively.

Depreciation and amortization are recorded over each asset’s estimated useful life. Depreciation and amortization expense was $23,719 and $22,593 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 6 - OTHER CURRENT ASSETS

As of September 30, 2025 and December 31, 2024, other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
Advances to suppliers	647,562	386,216
Prepaid expenses	515,125	270,023
Total other current assets	$1,162,687	$656,239

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2025 and December 31, 2024, the Company had the following accounts payable and accrued liabilities:

	September 30,	December 31,
	2025	2024
		(Restated)
Accounts payable	$11,265,448	$8,777,183
Accrued vendors	$2,971,548	406,487
Accrued payroll and board fees	$365,792	412,500
Accrued interest	$152,579	—
Other accrued liabilities	$3,084,002	721,009
Trade payables and accruals	$17,839,369	$10,317,179

Accrued mining taxes (Note 2)	$2,952,677	3,322,116
Other liabilities	$1,663,922	1,850,569
Accrued mining taxes and other liabilities	$4,616,599	$5,172,685

NOTE 8 - DERIVATIVE LIABILITY

Warrants Issued With the Notes Convertible Into Series D Preferred

In fiscal 2020, the Company closed a financing agreement with Golden Post Rail, LLC (“Golden Post”) and certain shareholders pursuant to which the Company issued convertible promissory notes bearing interest at 10%. These notes were convertible into shares of Series D Preferred Stock and Common Stock purchase warrants (the “2020 Warrants”) exercisable at $0.01 per share, with a ten-year expiration. The 2020 Warrants contain anti-dilution provisions. See Note 12. The Company analyzed the conversion features of the promissory notes and determined that the 2020 Warrants and the remaining purchaser warrants issued in connection with the notes qualified as derivative liabilities. The fair value was required to be allocated among the notes, the notes’ conversion features, and the 2020 Warrants and remaining purchaser warrants, and was subsequently remeasured at each reporting date. The Company performed a valuation of the conversion features of the 2020 Warrants and remaining purchaser warrants. In performing the valuation, the Company applied the guidance in ASC 820, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporated assumptions that market participants would use in pricing the asset or liability and utilized market data to the maximum extent possible.

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

The Company classified the inputs in this valuation as Level 3 within the fair value hierarchy under ASC 820 and utilized an equity simulation model to determine the value of conversion feature associated with the 2020 Warrants issued in connection with the notes convertible into Series D Preferred Stock, based on the assumptions set forth below:

Period Ended	September 30, 2025	December 31, 2024
Annual volatility rate	108%	128%
Risk free rate	3.60%	4.25%
Expected life (years)	4.62	5.37
Fair value of common stock	$1.25	$1.00

For the nine months ended September 30, 2025 and the twelve months ended December 31, 2024, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs. See Note 16.

The following table summarizes the changes in the fair value of the derivative liability during the nine months ended September 30, 2025 and the twelve months ended December 31, 2024.

Period Ended	September 30, 2025	December 31, 2024
Fair value of derivative (warrants), beginning of period	$892,167	$1,797,341
Exercise of warrants	-	-
Change in fair value of derivative	223,039	(905,174)
Fair value of derivative (warrants), end of period	$1,115,206	$892,167

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

(C) Amendment to Offtake Agreement and Credit Facility

On August 22, 2025, DynaMexico entered into an amendment (the “Amendment”) to the Gold Concentrate Purchase Agreement originally dated February 1, 2021 (as amended, the “Offtake Agreement”), with MK Metal Trading Mexico S.A. de C.V. (“Buyer”) and Ocean Partners UK Limited (“Ocean Partners UK”).

The Amendment:

•
Extends the term of the Offtake Agreement through December 31, 2030, with automatic annual renewals unless terminated by either party with 365 days’ notice;
•
Adds Ocean Partners UK as a joint buyer under the Offtake Agreement, with full rights and obligations;
•
Establishes a new $15 million Concentrate Credit Facility (the “Credit Facility”), replacing the prior $12.5 million facility, with principal repayable in equal monthly installments over months 7 through 24, bearing interest at 3-month SOFR plus 6.75%;

•
Introduces a $3 million termination fee payable by DynaMexico to Buyer under certain conditions; and
•
Provides security for the Credit Facility, including a parent company guarantee from the Company, a general security agreement, and a pledge of DynaMexico shares.

The Credit Facility is structured as a 24-month loan. For the first six months of the loan tenor, DynaMexico is required to make interest-only payments. Beginning in month 7 and continuing through month 24, the loan is repayable in 18 equal monthly principal installments, plus interest.

Concurrent with the Amendment, DynaMexico and Ocean Partners UK entered into the Credit Facility, and the Company executed a Parent Company Guarantee in favor of Ocean Partners UK, guaranteeing DynaMexico’s obligations under the Credit Facility.

The following is a summary of the RCL, TACL and Credit Facility activity during the periods ended September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Balance beginning of period	$9,850,000	$9,750,000
Advances	17,650,000	12,000,000
Principal Payments	(12,500,000)	(11,900,000)
Balance end of period	$15,000,000	$9,850,000
Current liability	$5,833,333	$9,850,000
Non-current liability	9,166,667	—

Interest expense on the RCL for the periods ended September 30, 2025 and 2024 were $883,729 and $597,293, respectively.

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

As of June 2019, the Company ceased making monthly payments on the Francisco Arturo concession financing notes and petitioned the Servicio de Administración Tributaria (the “SAT”), the Mexican federal tax authority, for a reduction in the liability proportionate to the reduction in the Francisco Arturo concession area. For financial reporting purposes, the Company continues to carry all financing notes related to unpaid mining concession taxes on the Francisco Arturo concessions at their unpaid principal amounts and accrues interest. As of September 30, 2025 and December 31, 2024, $2,865,125 and $2,221,119 of accrued interest was included in the concessions duties payable balance.

The following summarizes the activity during the nine months ended September 30, 2025:

Balance December 31, 2024	$4,059,565
Exchange rate adjustment	591,406
2025 Interest	306,000
2025 principal payments	—
Balance September 30, 2025	$4,956,971

NOTE 11 - ASSET RETIREMENT OBLIGATION

During 2023, the Company completed a significant upgrade to the milling facility. As a result, an ARO was established as of December 31, 2023, reflecting the estimated undiscounted costs totaling $316,800 to decommission the plant and tailings pond at the end of the estimated life of the mines in operation as of that date. The ARO was discounted using credit-adjusted, risk-free interest rate of 9.2%. As this is a production stage property that qualifies for asset capitalization, any new costs incurred after January 1, 2025 associated with the obligation can be capitalized to mineral property interests, plant and equipment.

Asset retirement obligation consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Asset retirement obligation at beginning of year	$223,520	$198,468
Additions to ARO liability	—	6,792
Accretion	14,958	18,260
Asset retirement obligation at end of year	$238,478	$223,520

NOTE 12 - STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock authorized for issuance by the Company is 60,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 are designated as Series C Preferred Stock, 3,000,000 shares are designated as Series D Preferred Stock, and 1,552,795 shares are designated as Series E Preferred Stock; and (ii) 40,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). As of September 30, 2025, 13,713,213 shares of Preferred Stock remain un-designated.

Series C Senior Convertible Preferred Stock

As of September 30, 2025 and December 31, 2024 there were 1,734,992 shares of Series C Preferred Stock outstanding. As of September 30, 2025, the Series C Preferred Stock is convertible to Common Stock at $1.95 per share or redeemable in cash at the shareholder’s option and include anti-dilution protection. The Series C Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4% of $4,337,480 payable annually on June 30. As of September 30, 2025, dividends for the years 2016 to 2025 totaling $1,574,274 were in arrears.

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

On October 7, 2021, the Company paid $2,500,000 to repurchase one note. The remaining ten noteholders elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. Concurrently with the note conversion the noteholders exercised 368,468 of the 2020 Warrants to purchase 368,468 shares of the Company’s Common Stock at $0.01 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4.0% of $1,520,000 payable annually on October 18. As of September 30, 2025 dividends for the years 2022 to 2024 totaling $182,400 were in arrears.

Because the Series D Preferred is mandatorily redeemable by the Company at the election of the holder upon maturity, it is classified as “temporary equity” on the consolidated balance sheet.

Deemed dividends on the Series C Preferred Stock and Series D Preferred Stock for the nine months ended September 30, 2025 and 2024, were $175,724 and $175,724 respectively. As these dividends have not been declared by the Company, they are required to be presented as an adjustment “below” the net income (loss) line on the accompanying unaudited condensed interim consolidated statements of income.

Series E Convertible Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 1,552,795 Series E Preferred Stock outstanding. The Series E Preferred Stocks is convertible on a one-for-one basis into shares of Common Stock, subject to equitable adjustment. They are eligible to receive the equivalent of any Common Stock dividend declared but carry no preferred dividend rights and are not redeemable for cash.

Preferred Stock (Undesignated)

In addition to the 1,734,992 shares designated as Series C Preferred Stock, the 3,000,000 shares designated as Series D Preferred Stock, and 1,552,795 such shares designated as Series E Preferred Stock, the Company is authorized to issue an additional 13,713,213 shares of Preferred Stock, each having a par value of $0.0001 per share. The Board of Director has authority to issue Preferred Stock from time to time in one or more series and, with respect to each series, to fix and determine by resolution the designations, powers, preferences, rights, qualifications, limitations, and restrictions of such series. As of September 30, 2025 and December 31, 2024, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 shares of Common Stock, par value $0.01 per share. These shares carry full voting rights. As of September 30, 2025, and December 31, 2024, there were 29,315,726 shares of common stock outstanding. No dividends were declared or paid during the nine months ended September 30, 2025 and 2024.

Preferred Rights

The Company issued “Preferred Rights” and received proceeds of $784,500 for these rights. This amount is reflected as “Preferred Rights” within stockholders’ equity in the accompanying condensed interim consolidated balance sheets. As of September 30, 2025, $744,500 had been repaid, leaving a balance of $40,000 as of September 30, 2025 and December 31, 2024.

Stock Issuances

•
On June 27, 2024 the Company issued 1,552,795 shares of Series E Preferred Stock for cash consideration of $2,500,000
•
On June 28, 2024 the Company issued 287,287 shares of Common Stock, valued at $462,532, to senior executives as compensation.
•
On October 18, 2024, the Company issued 5,769,231 shares of Common Stock for cash consideration of $6,000,000

Treasury Stock

There were no treasury stock transactions during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

There were 37,180 shares of treasury stock outstanding as of September 30, 2025 and December 31, 2024.

Warrants

As of September 30, 2025, the Company had outstanding warrants to purchase 892,165 shares of Common Stock. These warrants were issued as part of the 2020 financing transaction involving notes convertible into Series D Preferred Stock.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Balance at December 31, 2023	892,165	$0.01	6.37
Exercise of warrants	—	—
Forfeiture of the warrants	—	—		-
Balance at December 31, 2024	892,165	$0.01	6.37
Exercise of warrants	—	—
Forfeiture of the warrants	—	—		-
Balance at September 30, 2025	892,165	$0.01	4.62
Exercisable at September 30, 2025	892,165	$0.01	4.62	-

A derivative liability was recognized upon the issuance of the 2020 Warrants. As of September 30, 2025, the derivative liability totaled $1,115,206. See Note 8.

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

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Balance at December 31, 2023	—	$—	—	—
Issuance of options	1,150,000	$2.88	—
Exercise of options	—	$—
Forfeiture of the options	—	$—
Balance at December 31, 2024	—	$—	—	—
Issuance of options	1,150,000	$2.88	3.97
Exercise of options	—	$—
Forfeiture of the options	—	$—
Balance at September 30, 2025	1,150,000	$2.88	3.23	—
Vested & Exercisable at September 30, 2025	350,000	$2.68	3.23	—

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

The Company determines whether a contract is or contains a lease at inception. As of September 30, 2025, the Company has two operating leases: (i) a 52 month lease for office space with a remaining term of 32 months; and (ii) a 20-year ground lease associated with its Mexico mining operations, with a remaining term of approximately 8.75 years. Variable lease costs consist primarily of common area maintenance, storage, parking, and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

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

As of September 30, 2025 and December 31, 2024, the Company’s financial assets and liabilities were measured at fair value using Level 3 inputs, with the exception of cash, accounts receivable, foreign tax receivable, notes payable, mining concession duties payable, which were valued using Level 1 inputs. A description of the valuation techniques and assumptions for Level 3 measurements is provided in Note 8.

	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of September 30, 2025:
Liabilities:
Derivative Liabilities	$1,115,206	$-	$-	$1,115,206
Totals	$1,115,206	$-	$-	$1,115,206
Fair Value Measurement as of December 31, 2024:
Liabilities:
Derivative Liabilities	$892,167	$-	$-	$892,167
Totals	$892,167	$-	$-	$892,167

The fair values of other financial assets and liabilities were estimated to approximate their carrying amounts due to their short-term maturities and historically negligible credit losses, and are classified within Level 1 of the fair value hierarchy.

NOTE 17 - CUSTOMER CONCENTRATION

For the periods ended September 30, 2025 and December 31, 2024, one customer accounted for 100% of revenue and accounts receivable.

NOTE 18 – SEGMENTED INFORMATION

The Company operates as a single reportable segment focused on the development and operation of its gold-silver project in Mexico, The Company’s Chief Executive Officer ("CEO”) serves as the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income (loss) as the measure of segment performance and for purposes of resource allocation. Segment assets is reported on the consolidated balance sheet as total consolidated assets. A majority of the Company’s assets located in Mexico, with the following geographic concentrations as of September 30, 2025 and December 31, 2024:

	Mexico	United States	Total
September 30. 2025
Mineral property interests, plant and equipment, net	12,382,570	55,571	12,438,141
Current assets	13,676,279	92,691	13,768,970
Other assets	25,267,092	3,814,590	29,081,682
Total assets	$51,325,941	$3,962,852	$55,288,793

December 31, 2024 (Restated)
Mineral property interests, plant and equipment, net	4,132,678	79,290	4,211,968
Current assets	7,246,087	4,924,615	12,170,702
Other assets	20,002,993	2,138,285	22,141,278
Total assets	$31,381,758	$7,142,190	$38,523,948

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Total Revenue for the year - Mexico	$43,702,276	$31,715,963
Total Revenue for the year - United States	-	-
Total Revenue for the year	$43,702,276	$31,715,963

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Total comprehensive income (loss) for the year - Mexico	$7,970,444	$(6,916,503)
Total comprehensive income (loss) for the year - United States	(7,068,236)	(2,533,669)
Total comprehensive income (loss) for the year	$902,208	$(9,450,172)

NOTE 19 - RELATED PARTY TRANSACTIONS

Management Bonuses

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

During the nine months ended September 30, 2025 and 2024, the Company paid or accrued $155,292 and $237,500 in management fees to directors. As of September 30, 2025 and December 31, 2024, amounts due to related parties and included in accrued liabilities totaled $352,250 and $412,500.

NOTE 20 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of these condensed interim consolidated financial statements were issued. There were no items requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) which we refer to in this report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not historical facts, they reflect our current expectations, estimates and projections regarding future results and events, including matters related to our mining business, including resource estimates, exploration efforts, results and expenditures, development initiatives at the SJG mine, estimated production and capacity, costs, capital expenditures, expenses, recoveries, gold prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (“ESG”) and human capital management initiatives, risk management strategies, capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “will”, “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking information in this report includes, but is not limited to, statements regarding the beliefs, plans, expectations or intentions of management, as of the date of report, regarding: (i) DynaResource, Inc.’s (the “Company”) ability to develop its exploration assets via operational cash flow from gold concentrate production; and (ii) the Company’s plans and expectations regarding its proposed 2024 exploration program for its SJG mine. Although the Company believes that the expectations reflected in the forward-looking information are reasonable, there can be no assurance that these expectations will be realized. Such forward-looking statements are subject to risks and uncertainties that may cause actual results, performance or developments to differ materially from those contained in the statements including, without limitation, risks related to: (1) fluctuations in commodity price, particularly gold and silver; (2) the Company’s ability to retain or engage qualified employees or contractors necessary to conduct operations at the SJG mine; (3) fluctuations in the demand for gold, silver and other minerals; (4) unexpected difficulties with the milling and the extraction of minerals from the Company’s projects; (5) unexpected interruptions and problems encountered in the operation of the SJG mine; (6) factors that delay or cause difficulties in timing of shipments of concentrates by the Company; (7) potential negative financial impact from regulatory investigations, claims, lawsuits and other legal proceedings and challenges; (8) the possibility that the Company may not have sufficient capital to operate its SJG mine or facilitate the further exploration of the SJG district; (9) inflationary pressures; (10) continued access to financing sources; (11) government orders that may require temporary suspension of operations or effects on our suppliers (12) the effects of environmental and other governmental regulations and government shut-downs; (13) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (14) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt; and (15) other factors beyond the Company’s control. Additional risks are discussed in our Annual Report on Form 10K for the year ended December 31, 2024, and other filings with the SEC.

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

Quarterly Results for the Three and Nine Months Ended September 30, 2025 and 2024:

		Three months ended		Nine months ended
Key Operating Information	Unit	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Operating Data
Ore mined	ton	74,860	60,992	212,894	174,292
Mining rate	tpd	814	663	780	636

Ore Milled	ton	62,741	61,900	196,949	190,006
Mill Throughput	tpd	682	673	721	693

Grade	g/t	3.39	3.78	3.55	4.05
Recovery Au	%	70.50%	75.39%	73.02%	76.48%

Gold Ounces Produced	oz	4,830	5,676	16,312	18,902
Gold Ounces Sold	oz	4,780	5,026	16,101	15,106

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

The decrease in feed grade at the processing facility resulted from a planned reduction in the mining of certain high-grade zones in accordance with the mine plan, as well as higher than expected dilution encountered in the processed material. Increased throughput at the SJG mine also contributed to a greater volume of lower-grade ore being treated. To support throughput, the Company opened a new development area at San Pablo during the fourth quarter of 2023, an additional target zone, La Mochomera, in May 2024, and an additional area at Tres Amigos and a new development at Palos Chinos which is expected to yield higher-grade material at depth.

San Jose de Gracia Gold Project S-K 1300 Technical Report Summary

The Company released its S-K 1300 Technical Report Summary (the “Report”) for the SJG mine in Sinaloa, Mexico. The Report includes the Company’s Initial Mineral Reserve Estimate, which outlines a high-grade Proven and Probable Mineral Reserve of 250,000 gold ozs for the San Jose de Gracia mine. This initial Mineral Reserve Estimate and Report was prepared by the independent firm P&E Mining Consultants Inc (“P&E”), with metallurgical test work completed by Sepro Systems Inc (“Sepro”) laboratories in Vancouver, B.C., and process plant review and operations aspects by D.E.N.M. Engineering Ltd. These independent groups of Qualified Persons have reviewed and approved the contents of this news release. The Report was filed by the Company with the Securities and Exchange Commission on May 20, 2025.l

Highlights Include:

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

The SJG mine exhibits strong leverage to gold prices, especially with long-term gold price expectations exceeding the base case assumptions made in this report. At current spot prices above $3,200 per gold ounce, after tax NPV would be expected to materially exceed $133.3 million.

2025 THIRD QUARTER HIGHLIGHTS

Operational Performance

During the third quarter of 2025, the Company continued to advance the optimization program at the SJG mine. This program is focused on increasing process plant throughput and recoveries, improving maintenance and equipment utilization, and ultimately enhancing operational efficiencies and profit margins at the SJG mine.

Operational results for Q3 2025 showed improved performance across several critical operational metrics (particularly in costs) due to the ongoing optimization program. The average underground development was 1,264 meters per month in Q3 2025 (1,268 in Q2 2025), compared to 383 meters per month in Q3 2024. This increase allowed the mine to access over 20 production stopes. Expanded development work also led to the discovery of two new mineralized veins – one at the Tres Amigos mine and one at La Mochomera – which are currently being developed as potential additional high-grade ore sources. Process plant reliability also improved. Electrical refurbishment and preventative maintenance programs resulted in ball mill availability exceeding 95% for the quarter. Additionally, the flotation circuit underwent an optimization and refurbishment program, which required staged shutdowns of individual flotation cells for repair.

A construction work program to establish a primary gravity gold circuit with the installation of three new Falcon gravity concentrators was underway by the end of Q3 with commissioning completed in early Q4. These Falcon units were installed after the ball mills to recover the significant portion of free gold available in the San Pablo, San Pablo Sur and La Mochomera deposits. In addition, the SJG process plant has an additional Falcon unit already installed on the tailings circuit. The aim of the installation of these Falcon units is to boost gold recoveries improving operational efficiency and SJG’s mine economics, especially in the current higher priced gold environment.

Milled ore for Q3 2025 was 62,741 tons (approximately 682 tons per day), a slight reduction with Q2 2025 production of 66,834 tons due to the monsoonal wet season and the requirement to use coarser crushing screens.. With the current high ball mill availability, the Company is evaluating cost-effective strategies to utilize additional processing capacity of approximately 100 wet tons per day. Gold metal recoveries for the quarter averaged 73%, a slight decrease from the 74% gold recovery achieved in Q2 2025 primarily due to a coarse mill feed due to the wet season.

During Q3 2025, metal production totaled 1,648 ounces of gold in July, 1,822 ounces in August, and 1,360 ounces in September. Total metal production for Q3 2025 was 4,830 ounces of gold, below Q2 2025 production of 5,701 ounces due to wet season impacts and lower than planned grade. The average gold feed grade was 3.39 g/t for Q3 2025 and year to date (9 months) the average gold feed grade was 3.55 g/t gold.

Mine development for Q3 2025 was on budget with 3,013 meters of development completed, compared to 3,804 meters in Q2 2025. The completion of new development drifts enabled the Company to have more than 20 stopes into production by the end of the quarter. This additional mining flexibility is expected to positively impact ore tonnage and grades in the coming months. The Company has also completed a capital works program to enhance mine ventilation across all three mines which included connecting the Mochomera and San Pablo Sur mines which has had an immediate impact on the working environment. Improved ventilation time has resulted in an improvement in working conditions and faster re-entry times following blasting activities. Planning for a central Raise Bore ventilation shaft in the La Mochomera and San Pablo mines occurred during the quarter, further optimizing the mine ventilation.

Detailed Activities by Deposit:

Tres Amigos

Original mine planning at Tres Amigos anticipated closure by the end of Q1 2025. However, geological reinterpretations and targeted short exploration drifts identified two additional mineralized structures – the Victoria and Alexa veins – located within 40 meters of existing underground infrastructure.

To date approximately 40,000 tonnes of high-grade ore has been extracted from this high-grade structure. In addition, a new ore drive was completed on the upper levels of the Tres Amigos North Zone which is an area well known for free gold occurrences, providing access to a new high-grade ore face. Mining from this face is expected to contribute to Q4 2025 production and is expected to continue throughout 2026. This new access will also enable future diamond drilling to test the north and south extensions of the deposit, with the goal of increasing inventory.

San Pablo Viejo and San Pablo Sur

Throughout Q3 2025, the Company continued mining multiple faces at the San Pablo deposit while advancing development toward the deeper southern extensions.

San Pablo Viejo and San Pablo Sur are expected to remain the primary sources of gold production through 2025 and 2026, with additional upside potential beyond that horizon. Particularly promising is the South Extension at the 500 level, which could yield high-grade (“Bonanza”-style)gold mineralization in the short to mid-term. Ongoing development efforts are positioning the mine for continued growth, including expansion deeper into the La Mochomera vein system.

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

OUTLOOK (SJG MINE)

With the development progress achieved in Q3 2025 and the increase in mining faces now available to the Company, management remains confident in the ongoing progress and long-term performance of the SJG mine. The Company’s focus for the remainder of the year is to improve production and grade through the implementation of additional and ongoing operational enhancements and development work. With the grade challenges over the recent quarters resulting in lower production than anticipated, the Company has revised its 2025 annual production guidance to approximately 21,000 gold ounces compared to the previously adjusted guidance of 25,000 gold ounces.

While the Company made significant headway in Q3 2025, optimization efforts will continue to focus on improving gold ore grades to the mill, throughput rates, and recoveries. San Pablo Sur, San Pablo, La Mochomera and the Tres Amigos ore bodies are expected to remain the main contributors to production in the year ahead. Further development in these areas will also be a key focus to access additional high-grade zones and mining faces.

The capital works program to add a primary gravity gold circuit to the processing plant involves the installation of three new Falcon gravity concentrators. These concentrators were installed downstream of the ball mills to recover the significant portion of the free gold present in the San Pablo, San Pablo Sur, and La Mochomera deposits. The three new Falcon concentrator units have now been wet commissioned and have commenced producing gravity gold concentrate.

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

Results for the Three and Nine Months Ended September 30, 2025 and 2024

REVENUE: Revenue for the nine months ended September 30, 2025 and 2024 was $43,702,276 and $31,715,963, respectively. Revenue for the three months ended September 30, 2025 and 2024 was $14,119,589 and $11,203,505, respectively. The increase was primarily due to higher tonnage mined and processed, as well as higher realized gold prices.

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

OPERATING COSTS: Operating costs for the nine months ended September 30, 2025 and 2024 were $31,745,772 and $35,192,790, respectively. Operating costs for the three months ended September 30, 2025 and 2024 were $11,083,333 and $10,879,420, respectively. The cost decrease for the nine months ended September 30, 2025 reflected $6.9 million in capitalized mine development costs incurred beginning January 2025 following the issuance of the Company’s Maiden Mineral Reserve Estimate under Reg. S-K 1300 and the resulting change to the Company’s capitalization policies, which was part of the operating costs during 2024.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the nine months ended September 30, 2025 and 2024 were $4,632,310 and $3,262,382, respectively. General and administrative expenses for the three months ended September 30, 2025 and 2024 were $1,587,772 and $994,546, respectively. These represent corporate overhead not directly attributable to site operations, including management, accounting, and legal expenses.

STOCK-BASED COMPENSATION EXPENSE: Stock-based compensation expense was $2,484,503 and $822,500 for the nine months ended September 30, 2025 and 2024 respectively. Stock-based compensation expense for the three months ended September 30, 2025 and 2024 was $1,657,839 and $Nil, respectively and was related to the vesting of restricted stock awards issued in 2024 combined with shares awarded in 2025.

DEPRECIATION AND DEPLETION: Depreciation and depletion expense for the nine months ended September 30, 2025 and 2024 were $747,013 and $22,593, respectively. Depreciation and depletion expense for the three months ended September 30, 2025 and 2024 were $338,476 and $7,906, respectively. With the Company’s transition from Exploration Stage to Production Stage under S-K 1300, the Company began capitalizing mine development costs and commenced depreciation and depletion charges on a units-of- production basis.

ACCRETION EXPENSE. Accretion expense for the nine months ended September 30, 2025 and 2024 was $14,958 and $13,695, respectively. Accretion expense for the three months ended September 30, 2025 and 2024 was $4,986 and $4,565, respectively. The Company began accreting its asset retirement obligation on January 1, 2024, related to estimated costs to decommission the milling plant and tailings pond at the estimated life of the mines in operation at the establishment of the ARO in 2023 as a result of the expansion of the milling operation.

Liquidity and Capital Resources

As of September 30, 2025, the Company had negative working capital of $20,680,197 comprised of current assets of $13,768,970 and current liabilities of $34,449,167. This represented an increase of $2,436,673 from the Company’s negative working capital of $18,243,524 as of December 31, 2024, primarily due to increased cash used in investing activities during the nine months ended September 30, 2025, and higher accounts payable and accrued liabilities as of September 30, 2025.

Net cash provided by operating activities for the nine months ended September 30, 2025 was $6,724,096 compared to a use of $8,184,860 during the nine months ended September 30, 2024. The improvement in the cash flow from operations was primarily attributable to the Company’s income generated in the nine months of 2025, driven by increased revenue and lower mine operating costs.

Cash used in investing activities for the nine months ended September 30, 2025 totaled $8,973,186 compared to $6,755 during the nine months ended September 30, 2024. The increase reflected $6.9 million in capitalized mine development costs incurred beginning January 2025 following the issuance of the Company’s Maiden Mineral Reserve Estimate under Reg. S-K 1300 and the resulting change to the Company’s capitalization policies.

Cash provided by financing activities for the nine months ended September 30, 2025 and 2024 was $5,059,296 and $3,978,713, respectively. The netco cash provided by financing activities during the nine months ended September 30, 2025 came from $17,650,000 of advances from the company’s Revolving Credit Line (“RCL”) offset by $12,500,000 in payments on the RCL and $90,704 in operating lease payments.

Through September 30, 2025, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product.

Although the Company has incurred positive net income and net cash inflows from operating activities for the nine months ended September 30, 2025, there were many expenditures associated with investing activities which were made that were not expended for the production of revenue during the current period, such as underground development and mine expansion costs. If these expenses had not been made, the Company’s net decrease in cash would have been minimized. The Company believes its cash and cash receipts from its revenue arrangement, proceeds from the sale of equity and proceeds from borrowing will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months from the date these financial statements were available for issuance. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling, and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financings. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2025, the Company had no off-balance sheet arrangements that would have a material adverse effect on its financial condition, results of operations, or liquidity.

Plan of Operation

The plan of operation for 2025 includes the continued enhancement of site infrastructure and processing capabilities, along with expanded exploration drilling at the SJG mine. During 2024, the Company processed an average of approximately 700 tons of material per day. For the first six month of 2025 an average of 730 tons of material per day was processed and for the second half of 2025, the Company anticipates increasing daily processing throughput to an average of 800 tons per day. The Company now has processing capacity of up to 1,000 tons per day, with a target rate of 800 tons per day. The Company has initiated development as part of its exploration activities on additional target areas (Victoria and Palos Chinos structures) which are anticipated to yield higher-grade material for processing. The Company expects that a combination of higher-grade feed material, increased processing throughput, and higher gold prices will produce a significant increase in revenue in 2025, as part of its ongoing exploration and project advancement efforts.

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

Capital Expenditures

Primary capital expenditures in 2025 have been directed toward increasing underground infrastructure development and enhancing processing capacity at the SJG mine. Average underground development in Q3 2025 was 1,246 meters per month, compared to 380 meters per month in 2024. Processing systems have been upgraded through the installation of new concentrators and the repurposing of the original grinding mill. Additional equipment acquisitions and infrastructure improvements have also enhanced site access and operational capacity. The company is planning a major Ventilation Upgrade in the La Mochomera and San Pablo mines with the installation of a central Raise Bore ventilation shaft. Works for this shaft are scheduled to commence in Q4 2025. Effective January 1, 2025, capital expenditures are capitalized in accordance with S-K 1300. See Note 3 of the unaudited condensed interim consolidated financial statements.

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

Over the past nine months, the Company has been compiling and interpreting geological, geochemical, geophysical, and historical mining data to support an exploration diamond drilling program planned for later in 2025. This review has led to the identification of the Victoria zone, a previously undocumented mineralized structure located approximately 40 meters from the upper-level development at the Tres Amigos mine (see Figures 1 and 2). Similarly, analysis of historical workings mining activity has highlighted the potential of the Palos Chinos zone, situated near active workings at Mochomera (see Figure 3). Both zones are undergoing early-stage evaluation through exploration drifting, geological mapping, channel sampling, and internal bulk sampling. Material is being processed at the San José de Gracia plant to assess mineralization, metallurgy, and gold recovery characteristics.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. This evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer, who concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q. For purposes of this section, the term “disclosure controls and procedures” refers to controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers (or persons performing similar functions), as appropriate, to allow timely decisions regarding required disclosure.

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

Environmental Fine and Installment Arrangement

On July 19, 2024, the Federal Attorney for Environmental Protection (PROFEPA) issued a resolution determining a fine of MXN $8,251,320 against DynaMexico, in connection with alleged irregularities in the construction and operation of the tailings dam and related facilities at the San José de Gracia site. The Company filed a nullity trial before the Federal Court of Administrative Justice, and on May 28, 2025, obtained a suspension of enforcement of the fine. The Company continues to contest the PROFEPA assessment through all available legal remedies.

On September 11, 2025, the Mexican tax authority (SAT) notified the Company of the updated fine amount of MXN $8,716,519, inclusive of adjustments. Pursuant to a Board resolution dated October 6, 2025, the Company authorized DynaMexico to enter into an installment arrangement with SAT, requiring a 20% upfront payment and the balance to be paid over thirty-six (36) monthly installments. The total cost under the plan is approximately MXN $9.57 million, including principal of MXN $6.98 million and interest.

The Company expressly reserves its right to continue contesting the underlying PROFEPA fine and, if successful, to seek recovery of amounts paid under the SAT arrangement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

As the Company has no mines located in the United States or any of its territories, the disclosure required by this Item is not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b-5 trading arrangement” or “non-Rule 10b-5 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
10.1

Amendment Agreement, dated as of August 5, 2025, by and among DynaResource de Mexico, SA de CV, MK Metal Trading Mexico SA de CV, and Ocean Partners UK Limited (portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)

10.2	Concentrate Credit Facility, dated August 22, 2025, by and between DynaResource de Mexico, SA de CV and Ocean Partners UK Limited.
10.3	Parent Company Guarantee, dated August 22, 2025, by and between DynaResource, Inc., DynaResource de Mexico, SA de CV and Ocean Partners UK Limited.
23.1	Consent of P&E Mining Consultants Inc., incorporated by reference to Exhibit 23.1 to the Company’s Form 8-K/A filed on May 20, 2025.
23.2	Consent of D.E.N.M Engineering Ltd., incorporated by reference to Exhibit 23.2 to the Company’s Form 8-K/A filed on May 20, 2025.
96.1	Technical Report Summary for the San José de Gracia Project effective March 24, 2025, incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K/A filed on May 20, 2025.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the DynaResource, Inc. Quarterly Report on Form 10-Q for the Nine months ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Interim Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Interim Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine months ended September 30, 2025 and 2024 (Unaudited), (iii) Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Nine months ended September 30, 2025 and 2024 (Unaudited), (iv) Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited), and (vi) Notes to Unaudited Condensed Interim Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: November 14, 2025	By:	/s/ Rohan Hazelton
Rohan Hazelton,
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2025	By:	/s/ Alonso Sotomayor
Alonso Sotomayor,
Chief Financial Officer
(principal financial and accounting officer)