Form 10-K
period 2025-12-31
DYNARESOURCE, INC.
filed 2026-04-02
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity, par value $0.01 per share, held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year end, December 31, 2025, was $21,613,795 based on the closing price of $1.40 per share as reported on the OTCQX. For purposes of this computation, all officers, directors, subsidiaries, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 29,315,726 shares outstanding of each of the registrant’s classes of common stock (only 1 class) as of the latest practicable date (April 1, 2026)

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference. None.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to our mining business, including resource estimates, exploration efforts, results and expenditures, development initiatives at the San Jose de Gracia mine (the “SJG mine”), estimated production and capacity, costs, capital expenditures, expenses, recoveries, gold prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (“ESG”) and human capital management initiatives, risk management strategies, including capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking information in this Annual Report on Form 10-K includes, but is not limited to, statements regarding the beliefs, plans, expectations or intentions of management, as of the date of this presentation, regarding: (i) the ability of DynaResource, Inc. (the “Company”) and its subsidiaries to develop its exploration assets via operational cash flow from gold concentrate production; and (ii) the Company’s plans and expectations regarding its proposed 2026 exploration program for the SJG mine. Although the Company believes that the expectations reflected in the forward-looking information are reasonable, there can be no assurance that these expectations and assumptions will prove to be correct. Such forward-looking statements are subject to risks and uncertainties that may cause actual results, performance or developments to differ materially from those contained in the statements including, without limitation, risks related to: (1) fluctuations in commodity pricing, specifically gold and silver; (2) the Company’s ability to retain or engage qualified employees or contractors necessary to conduct mill operations at the SJG mine; (3) a decreased demand for gold, silver and other minerals; (4) unexpected difficulties with the milling and the extraction of minerals from the Company’s projects; (5) unexpected interruptions and problems encountered in the operation of the SJG mine; (6) factors that delay or cause difficulties in timing of shipments of concentrates by the Company; (7) potential negative financial impact from regulatory investigations, claims, lawsuits and other legal proceedings and challenges; (8) the possibility that the Company may not have sufficient capital to operate the SJG mine or facilitate the further exploration of the SJG mine; (9) inflationary pressures; (10) continued access to financing sources; (11) government orders that may require temporary suspension of operations or effects on our suppliers; (12) the effects of environmental and other governmental regulations and government shut-downs; (13) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (14) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt; and (15) other factors beyond the Company’s control.

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

Recent Developments

On May 20, 2025, the Company filed with the SEC a Technical Report Summary ("TRS”) for the SJG mine prepared in accordance with the requirements of Regulation S-K 1300 (“S-K 1300”). The TRS includes the Company’s first declaration of mineral reserves and supports the transition from an Exploration Stage issuer to a Production Stage issuer.

This transition to Production Stage has resulted in certain changes in accounting treatment, including the prospective capitalization of development expenditures and the commencement of depreciation on applicable assets, as further described in Note 3 to the consolidated financial statements. Management anticipates that these changes will result in increased capitalized costs and higher depreciation expense in future periods.

PART I

ITEM 1. BUSINESS

History and Organization

DynaResource, Inc. (the "Company” or "DynaResource”) was organized on September 28, 1937, as a California corporation under the name of West Coast Mines, Inc. In 1998, the Company re-domiciled to Delaware and changed its name to DynaResource, Inc. The Company, including its subsidiaries, is in the business of acquiring, investing in, and developing precious metal properties, and the production and sale of precious metals.

As of December 31, 2025, the Company had one wholly owned subsidiary in the United States, DynaMéxico US Holding, LLC ("US Holding”) and four wholly owned subsidiaries in Mexico, DynaResource de México, S.A. de C.V. ("DynaMéxico”), Mineras de DynaResources S.A. de C.V. ("DynaMineras”), DynaResource Operaciones de San José de Gracia S.A. de C.V. ("DynaOperaciones”), and Minera de Alica S.A. de C.V. ("DynaAlica”).

Although the Company considers the four Mexican subsidiaries to be wholly owned, each has issued one qualifying share to a second shareholder as required under Mexican law, with such qualifying shares held by US Holding. DynaMéxico owns a portfolio of mining concessions that currently comprises its interest in the San José de Gracia mine ("SJG”) in northern Sinaloa State, México.

Product

The end use product resulting from the Company’s site-based processing activities at the SJG mine is in the form of gold-silver concentrate. Gold-silver concentrate, or simply concentrate, is raw precious metals materials that has been crushed and ground finely to a sand-like product where gangue (waste) and non-precious metals are removed or reduced, thus concentrating the precious metals component. Concentrate processed and produced from the SJG mine is transported and sold to a third-party for further processing.

During 2025, we reported the delivery and sale of 20,848 ounces (Oz) gold (subject to final settlements) contained in concentrate. All gold concentrate originated from the SJG mine. Gold concentrates are sold at a small discount, the payability adjustment, to the prevailing spot market price, based on the price per ounce of gold quoted at the London PM gold fix, with the actual net payable precious metals prices received depending on the sales contract. Concentrates are priced by the assay of the gold content in the concentrate deliveries and the final selling price and gold quantities are subject to final adjustments at the time of final purchase settlement.

Metals Prices

The results of the Company are substantially dependent upon the market prices of gold and silver, which are subject to significant volatility and fluctuate widely due to factors beyond the Company’s control. Pursuant to the terms of the Company’s Gold Concentrate Purchase Agreement (as amended, the “Offtake Agreement”), the Company has entered into commodity pricing arrangements from time to time to manage exposure to fluctuations in gold and silver prices.

In September 2024, the Company entered into a commodity pricing arrangement under the Offtake Agreement to protect the selling price of a portion of its anticipated gold and silver production. Under this arrangement, approximately 75% of anticipated production, or 9,000 ounces, was hedged at a fixed price of $2,495 per ounce. The impact of this hedging activity was approximately negative $1.1 million in fiscal 2025, and the Company fulfilled its delivery obligations under this arrangement in March 2025.

In August 2025, the Company entered into an additional commodity pricing arrangement pursuant to the Offtake Agreement. Under this min/max pricing structure, the Company hedged the sales price of 6,000 troy ounces of gold, representing 1,000 ounces per month for the period from September 30, 2025 through February 27, 2026. This arrangement utilizes monthly expiring options that establish a minimum price of $3,200 per ounce (put strike) and a maximum price of $3,500 per ounce (call strike). The effect of this hedging activity was approximately negative $2.6 million in fiscal 2025.

In addition, during November 2025 and December 2025, the Company entered into two further commodity pricing arrangements pursuant to the Offtake Agreement, each structured as min/max option‑based collars, to hedge a portion of anticipated gold production during periods extending into 2026. These arrangements were not effective during fiscal 2025 and accordingly had no impact on the Company’s results of operations for the year ended December 31, 2025.

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

Mineral Concession Rights. Exploration and exploitation of minerals in México may be carried out through Mexican companies incorporated under Mexican law by means of obtaining mining concessions. The Company’s mining concessions were granted by the Mexican government for a period of fifty years from the date of their recording in the Public Registry of Mining and are renewable for a further period of fifty years upon application within five years prior to the expiration of such concession in accordance with the Mining Act of México and its Regulations (Ley Minera y su Reglamento) (the “Mining Law”) and its regulations at their issuance. These mining concessions are subject to annual work requirements and payment of annual surface taxes which are assessed and levied on a semi-annual basis. Such concessions may be transferred or assigned by their holders, but such transfers or assignments must be registered with the Public Registry of Mining in order to be valid against third parties. The holder of a concession must pay semi-annual duties in January and July of each year on a per hectare basis and in accordance with the amounts provided by the Federal Fees Law. During the month of May of each year, the concessionaire must file the work assessment reports made on each concession or group of concessions for the preceding calendar year with the General Bureau of Mines. The Mining Law provide tables containing the minimum investment amounts that must be made on a concession. This amount is updated annually in accordance with the changes in the Consumer Price Index.

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

Mining Permits. The Secretariat of Environmental and Natural Resources, the Mexican Government environmental authority ("SEMARNAT"), is responsible for issuing environmental permits associated with mining. Three main permits required before construction can begin are: Environmental Impact Statement (known in México as Manifesto Impacto Ambiental), Land Use Change (known in México as Estudio Tecnico Justificativo Para Cambio de Uso de Suelo), and Risk Analysis (known in México as Análisis de Riesgo). A construction permit is required from the local municipality and an archaeological release letter must be obtained from the National Institute of Anthropology and History. An explosives permit is required from the ministry of defense before construction can begin. The Environmental Impact Statement is required to be prepared by a third-party contractor and submitted to SEMARNAT and must include a detailed analysis of climate, air quality, water, soil, vegetation, wildlife, cultural resources and socio-economic impacts. The Risk Analysis (which is included in the Environmental Impact Statement and submitted as one complete document) identifies potential environmental releases of hazardous substances and evaluates the risks in order to establish methods to prevent, respond to, and control environmental emergencies. The Land Use Change requires that an evaluation be made of the existing conditions of the land, including a plant and wildlife study, an evaluation of the current and proposed use of the land, impacts to naturally occurring resources, and an evaluation of reclamation/re-vegetation plans.

We believe we operate in compliance with all applicable governmental laws and regulations and the costs of compliance are paid for on an ongoing basis. Due to the nature of our mining permits, we have requirements for landscape restoration which are fulfilled on an ongoing basis. We are working under mining permits, which require a Forest Fund bond of approximately $134,487 Pesos and does not require, other than the replanting of like vegetation material, any reclamation work since we are mining underground. We maintain a greenhouse of approximately 10,000 trees and a full-time gardener to undertake rehabilitation work programs.

Customers

The Company sells its concentrates to the buyer who offers the best terms based upon price, treatment costs, refining costs, and other terms of payment. During the year ended December 31, 2025 and 2024, the Company sold gold-silver concentrates to one purchaser pursuant to an Advance Credit Line Facility (“ACL”) and a Revolving Credit Line Facility (the “RCL”) in accordance with the Offtake Agreement. As gold-silver concentrate can be sold through numerous gold and silver market traders worldwide, and the price paid to the Company under the ACL/RCL varies based on market conditions, the Company is effectively not economically dependent on a limited number of customers for the sale of its product.

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

Human Capital Resources

As of December 31, 2025, the Company had approximately 238 employees in Mexico and 3 in the United States and Canada. All our employees based in the United States and Canada work in an executive, technical or administrative position, while our employees in Mexico include management, laborers, craftsmen, mining, geologist environmental specialists, information technologists, accountants and various other support roles. We also frequently engage independent contractors in connection with certain administrative matters and the exploration of our properties, such as drillers, geophysicists, geologists, and other specialty technical disciplines. For the United States and Canada, we also engage independent contractors for technical and professional expertise. None of our employees in México are covered by union contracts and the Company believes it has good relations with its employees.

As part of our fundamental need to attract, reward and retain talent, we regularly evaluate our compensation, benefits and employee wellness offerings. We believe that our compensation arrangements are competitive in the industry.

Responsibility

The San Jose de Gracia community is home to DynaMéxico activities. We’ve devoted significant capital and resources to ensuring our project is a good neighbor to San Jose de Gracia and the surrounding villages. We strive for best-in-class safety and environmental policies through an approach of responsible production, including the sole use of biodegradable and organic solvents and a focus on best safety practices.

DynaResource has constructed and donated a medical clinic to the San Jose de Gracia community and contributed funds for repairs and upgrades to the local church and school, and provided education and business training to adults, creating new opportunities for current residents. Additionally, we’ve funded and constructed roads within the community and improved a road from Sinaloa de Leyva to San Jose de Gracia, a distance of over 60 kilometers.

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

A copy of our Code of Business Conduct and Ethics is also available on our website. Information contained on our website is not a part of or incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below and incorporated by reference herein before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Industry

Our results of operations, cash flows and operating costs are highly dependent upon the market prices of gold and silver and of key input commodities used in our business, which are volatile and beyond our control.

Gold and silver are actively traded commodities, and their prices are volatile. Gold and silver prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, speculation, global currency values, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds, which have substantially facilitated the ability of large and small investors to buy and sell precious metals, have become significant holders of gold and silver. Gold and silver prices are also affected by prevailing interest rates and returns on other asset classes, expectations of the future rate of inflation and governmental monetary decisions regarding central bank holdings.

Because we derive all of our revenues from sales of these metals, our results of operations and cash flows will fluctuate as the prices of these metals change. A period of significant and sustained lower prices would materially and adversely affect our results of operations and cash flows. In response to environments of lower metal prices and/or higher treatment and refining charges, we may have to revise our operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of our properties and discontinuing certain exploration and development plans. These types of initiatives may not sufficiently offset reductions in revenues, and we may incur losses associated with sustained lower metals prices and/or higher treatment and refining charges.

Operating costs at our mines are also affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Prices for these input commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, inflation, currency fluctuations, consumer or industrial demand and other factors. An increase in the cost, or decrease in the availability, of input commodities, labor, or equipment, due to factors beyond the Company’s control may affect the timely conduct and cost of our operations and development projects. Continued volatility in the prices of commodities and other supplies we purchase could lead to higher costs, which would adversely affect results of operations and cash flows.

Volatility in metals prices may also impact the price of our outstanding securities.

Speculation in the market may result in short-term volatility in the prices of the metals we produce and result in significant changes in the price of our securities, which may not be reflective of our operating performance or financial results. The price of gold has fluctuated widely since the beginning of 2024 when the gold price was $2,062 to recently when the price of gold was over $4,300, an increase of 109%. There is no assurance the price of gold will not decline, no assurance it will stay the same and no assurance it will continue to increase in price. Continued volatility in the price of gold if it goes lower, could lead to lower revenues, which would adversely affect results of operations and cash flows.

Estimated mineral reserves and mineral resources are imprecise and depend upon subjective factors and may not be realized in actual production.

The mineral reserve and mineral resource figures presented in our public filings are estimates made by our technical personnel and independent mining consultants with whom we contract. Mineral reserve and mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and the market prices of gold, silver, zinc and lead. While the Company believes that its mineral reserve and mineral resource estimates are developed using well-established practices and with appropriate controls, mineral reserve and mineral resource estimation is an imprecise and subjective process. The accuracy of these estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold and silver market prices are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold and silver may render mineral reserves and mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral reserve and mineral resource estimates, discontinue development or mining at one or more of our properties or write down assets as impaired. Should we encounter mineralization or geologic formations at our mine or project that is different from those predicted, we may adjust our mineral reserve and mineral resource estimates and alter our mining plans. No assurances can be given that all mineral reserves will be mined, as mineralized material that may qualify as reserves under applicable standards by virtue of being economic to mine may not generate attractive enough returns to be included in our mine plans, due to factors such as the impact of the gold stream at San Jose de Gracia. As a result, we may elect not to mine portions of the mineralized material reported as reserves. In addition, no assurances can be given that any mineral resource estimate will ultimately be reclassified as proven or probable mineral reserves or that inferred resources will be upgraded to measured or indicated resources. Updates to our mining plans or new or updated technical or geological information may also impact anticipated metal recovery rates. Any of these adjustments may adversely affect actual operating performance, production, financial condition, results of operations and cash flows.

A significant delay or disruption in sales of concentrates as a result of the unexpected disruption in services provided by customer(s) or other third parties could have a material adverse effect on our results of operations.

We rely on customer(s) to purchase the gold and silver concentrate produced by our operations. Access to refiners and smelters on economic terms is critical to our customer(s) to sell our products to refiners and smelters and generate revenues. We believe our current contractual arrangement with our only customer is sufficient so that the loss of that customer would easily be replaced by others who we have sold to previously and would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by an end refiner or smelter may be disrupted by new or increased tariffs, duties or other cross-border trade barriers, shipping delays, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms between our customer(s) and their refiners or smelters. Such an event or events may disrupt an existing relationship or result in the inability to create (or the necessity to terminate) a contractual relationships, which may leave us with limited, uneconomic or no access to customer(s) with access to refining or smelting services for short or long periods of time. Epidemics, pandemics or natural disasters may also impact customer(s) and refiners, smelters or other third parties with whom there are contractual arrangements or have an indirect effect on our ability to sell our gold and silver concentrates. We cannot ensure that alternative customer(s) that have contractual arrangements with refiners or smelters would be available, that they would offer comparable terms, or that we would not experience delays or disruptions in sales that would materially and adversely affect results of operations.

There are significant hazards associated with mining activities.

The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, geotechnical failures, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions or machine failure. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. The Company does not currently maintain insurance policies to protect against property loss and business interruption. Any liabilities that we incur for these risks and hazards could be significant and could adversely affect results of operations, cash flows and financial condition.

Competition in the mining industry is intense, and the Company has limited financial and personnel resources with which to compete.

In the mining industry, competition for desirable properties, investment capital, and human capital is intense. Numerous companies headquartered in the United States, Canada, and worldwide compete for properties and human capital on a global basis. The Company is a small participant in the mining industry due to its limited financial and human capital resources. The Company presently operates with a limited number of people, and it anticipates operating in the same manner going forward. The Company competes with other companies in its industry to hire qualified employees and consultants when needed to operate its mines successfully and to advance its exploration properties. The Company may be unable to attract the necessary human capital to fully explore, and if warranted, develop its properties and be unable to acquire other desirable properties. The Company believes that competition for acquiring mineral properties, as well as the competition to attract and retain qualified human capital, will continue to be intense in the future.

Risks Related to Our Operations

Our future growth will depend upon our ability to expand existing mines and develop and start-up new mines, either through exploration at our existing property or by acquisition of other mining companies or properties.

Because mines have limited lives based on proven and probable mineral reserves, our ability to achieve significant additional growth in revenues and cash flows will depend upon our success in further developing and expanding existing properties and the opportunistic acquisition or development and start-up of exploration projects or new mining properties, such as the acquisition of mining concessions from a subsidiary of Fresnillo plc that are located adjacent to the existing SJG mine.

Significant investment risks and operational costs are associated with exploration and development activities. These risks and costs may result in lower economic returns and may adversely affect our business.

Our ability to sustain or increase current production levels depends in part on successful exploration and development of new ore bodies and expansion of existing mining operations. Substantial expenditures are required to establish mineral reserves, to extract metals from ore and, in the case of new properties, to construct mining and processing facilities. Our plans include several significant projects to construct or upgrade mining and processing facilities at our existing mining operation including the mine life extension at San Jose de Gracia. These projects can take several months or years to complete, are complex and require significant capital expenditures, as demonstrated by the recently completed SK 1300 mineral resource report. These projects are subject to significant risks, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.

Mineral exploration involves many risks and is frequently unproductive. Even if mineral deposits are found, those deposits may be insufficient in quantity or quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties that are explored are ultimately developed into producing mines. The commercial viability of a mineral deposit, once developed, depends on a number of factors, including: the particular attributes of the deposit, including size, grade and proximity to infrastructure; government regulations, including taxes, royalties and land tenure; land use; importing and exporting of minerals; environmental protection; mineral prices; and issuance and maintenance of necessary permits. Factors that affect adequacy of infrastructure include reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.

In addition, exploration activities may have little or no relevant data upon which to base estimates of future operating costs and capital requirements. Exploration activities such as estimates of mineral resources and mineral reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a limited number of drill holes and other sampling techniques and feasibility studies. Estimates of operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly, our financial condition, results of operations and cash flows may be negatively affected.

We may be affected by global supply chain disruptions.

We may face supply chain disruptions as a result of matters outside of our control or ability to mitigate, such as natural disasters, transportation disruptions, economic instability, sanctions or tariffs, geopolitical unrest, civil or international hostilities and global pandemics, among others. The ongoing conflicts in Europe and in the Middle East have resulted in losses of life, displacement of people, and political and economic disruptions on a global scale. Additionally, recent trade policy changes, including the tariffs imposed by the United States and retaliatory measures by trading partners, have resulted in disruptions to supply chains and increased costs to obtain necessary supplies. There may be unforeseen impacts from these events globally on commodity prices, liquidity and credit or supply chains, and we continue to monitor them closely.

We may be required to write down certain long-lived assets, due to metal prices, operational challenges or other factors. Such write-downs may adversely affect our results of operations and financial condition.

We review our long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification Section 360. Under that standard, we review the recoverability of our long-lived assets, such as our mining properties, upon a triggering event. Such review involves estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. We conduct a review of the financial performance of our mines in connection with the preparation of our financial statements for each reporting period and determine whether any triggering events are indicated.

If there are significant and sustained declines in relevant metal prices, or if we fail to control production and operating costs or realize the mineable ore reserves at our mining properties, we may terminate or suspend mining operations at one or more properties. These events could require a write-down of the carrying value of our assets. Any such actions would adversely affect our results of operations and financial condition.

We may record other types of charges in the future if we sell a property or asset for a price less than its carrying value or have to increase reclamation liabilities in connection with the closure and reclamation of a property. Any additional write-downs of mining properties or other assets could adversely affect our results of operations and financial condition.

We operate in a foreign jurisdiction and are exposed to political and social risks associated with our foreign operations.

All of our revenue is generated by operations outside the United States, particularly Mexico. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, aggressive or punitive tax audits, policy-driven or punitive interference with or moratoriums on processing of permit applications or granting water or mineral concessions, erection of trade barriers, including tariffs and duties, claims by governmental entities or indigenous communities, changes to mining and related laws impacting current and future operations, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. In addition, recent amendments to mining, water and environmental laws in Mexico, and government actions under prior Mexican administrations intended to slow or halt the normal processing of permits and granting of water or mineral concessions, could impose additional restrictions on our ability to obtain and maintain mining and water rights and operate in Mexico, among other potentially adverse provisions. Our rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.

Any of these developments could require us to curtail or terminate operations at our mines, incur significant costs to renegotiate contracts, meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, address aggressive or punitive tax audit assessments including through litigation, or experience significant delays or obstacles in the recovery of VAT or income tax refunds owed, which could materially and adversely affect financial condition, results of operations and cash flows.

Our operations outside the United States also expose us to economic and operational risks.

Our operations outside the United States also expose us to economic and operational risks. Local economic conditions, as well as epidemics, pandemics or natural disasters, can cause shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of our foreign operations, including drug cartel-related violence in Mexico, could adversely affect our ability to operate in an optimal fashion and may impose greater risks of extortion and theft, greater risks to our personnel and property, greater risks to the transport of materials to refineries, and greater risks to the supply of services and goods to our operations, including specialized equipment. These conditions, including security concerns in certain communities surrounding the San Jose de Gracia mine impacting third-party deliveries of supplies to San Jose de Gracia, could adversely impact our operations and lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows. In addition, acts of civil disobedience are not uncommon in certain areas of Mexico where our operation and project is located. In recent years, many mining companies have been the targets of actions to restrict their legally entitled access to mining concessions or property. Such acts of civil disobedience often occur without warning and can result in significant direct and indirect costs. We cannot provide assurance that there will be no disruptions to site access in the future, which could adversely affect our business. We sell gold and silver concentrate in U.S. dollars, but we conduct operations outside the United States in local currency. Currency exchange movements could also adversely affect our results of operations.

Our success depends on developing and maintaining relationships with local communities and other stakeholders.

Our ongoing and future success depends on developing and maintaining productive relationships with the communities surrounding our operations, including indigenous peoples who may have rights or may assert rights to certain of our properties, and other stakeholders in our operating locations. We believe our operations can provide valuable benefits to surrounding communities, including through direct employment, training and skills development and other benefits associated with ongoing payment of taxes. In addition, we seek to maintain our partnerships and relationships with local communities, including indigenous peoples, and stakeholders in a variety of ways, including in-kind contributions, volunteer time, sponsorships and donations. There is an increasing level of public concern relating to the perceived effect of mining activities on indigenous communities. Evolving expectations related to human rights, indigenous interests and environmental protection may result in opposition to the Company’s current or future activities. Notwithstanding our ongoing efforts, local communities and stakeholders could become dissatisfied with our activities or the level of benefits provided, which may result in legal or administrative proceedings, civil unrest, protests, direct action or campaigns against us or our operations. Any such occurrences could materially and adversely affect our financial condition, results of operations and cash flows. In addition, the growing use of social media to generate, publish and discuss community news and issues and to connect with others has made it significantly easier, among other things, for individuals and groups to share their opinions of our business and our activities, whether true or not. We do not have direct control over how we are perceived by others and any resulting loss of reputation could have a material adverse effect on our business, financial position and results of operations.

Our mining assets are subject to geotechnical and hydrological risks, and a related incident could materially and adversely impact our production, profitability and financial condition, as well as the value of our common stock.

Our mining assets are subject to geotechnical and hydrological risks which could impact the structural integrity of our mines, stockpiles, and tailings storage facilities. No assurances can be given that unanticipated adverse geotechnical and hydrological conditions, such as landslides, pit wall failures or tailings dam instability will not occur in the future or that such events will be detected in advance. Geotechnical and hydrological instabilities can be difficult to predict and are often affected by risks and hazards outside of our control, such as severe weather and considerable rainfall, which may lead to periodic floods, mudslides, wall instability and seismic activity, which may result in slippage of material. The occurrence of significant leach pad failures at third-party sites in recent years may result in the introduction of additional laws and regulations, which could result in additional operational and compliance costs for our sites. Some of these risks may be heightened further by the remote location of our operations.

Waste rock in the form of tailings generated as a by-product of processed ore is produced at our San Jose de Gracia mine. We place tailings into engineered containments, underground as structural backfill, and as thickened tailing into an engineered tailings dam. We believe that our tailings dams represent a low exposure risk profile for several reasons, including that our tailings dams were constructed using construction methods recognized in the industry as the most stable tailings dam design using high strength and chemically stable rock in construction. Our dams are continuously monitored and inspected by internal resources as well as third-party industry qualified experts. The significant dam failure events at other companies mining locations that have occurred in recent years may have lead, or will lead to, regulatory governance changes stemming from updated laws, regulation or guidance, which could result in increased operational and compliance costs if we need to make changes to existing facilities. The failure of a tailings dam or tailings storage facility at one of our mine sites could result in severe, and in some cases catastrophic, property and environmental damage and loss of life. Geotechnical or hydrological failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, fines and penalties, lawsuits filed by parties who suffer injuries or property damage from such events, increased monitoring costs, remediation costs, loss of mineral reserves and resources and other impacts, which could have a material adverse effect on our results of operations and financial position as well as the value of our common stock.

Our estimates of future production, costs, expenditures and financial results are imprecise, depend upon subjective factors, may not be realized in actual production and such estimates speak only as of their respective dates.

We have in the past, and may in the future, provide estimates and projections of our future production, costs, expenditures and financial results. Any such information is forward-looking. Neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines these forward-looking statements and, accordingly, do not express any opinion or any other form of assurance on these estimates and projections. Estimates and projections are made by our management and technical personnel and are qualified by, and subject to the assumptions contained or referenced in the filing, release or presentation in which they are made, including assumptions about the availability, accessibility, sufficiency and quality of mineralization, recovery rates, our costs of production, the market prices of gold and silver, our ability to sustain and increase production levels, the ability to produce and sell marketable concentrates and related treatment and refining charges, the sufficiency of our infrastructure, the performance of our personnel and equipment, our ability to maintain and obtain mining interests and permits, the state of government and community relations, and our compliance with existing and future laws and regulations. We sometimes state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. Actual results and experience may differ materially from these assumptions. Any production, cost, expenditure or financial results estimates speak only as of the date on which they are made, and we disclaim any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise. Accordingly, these forward-looking statements should be considered in the context in which they are made, and undue reliance should not be placed on them.

We may make use of derivative contracts to protect against market price volatility exposes us to risk of opportunity loss, mark-to-market fair value adjustments, potential cash collateral calls and exposure to counterparty credit risk.

We have in the past, and may in the future, enter into price risk management contracts to protect against fluctuations in the price of gold and silver, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments. We entered into price risk management contracts on certain gold sales in 2024 and 2025. We determined to implement these contracts to provide for a minimum level of revenue from the sales of the covered gold and silver ounces in order to mitigate the risk of not being able to fund all or a portion of the costs of several significant projects at our existing operations, as well as provide greater certainty in our planning and budgeting process. The use of derivative instruments can expose us to risk of an opportunity loss and may also result in significant mark-to-market fair value adjustments, which may require us to post cash or other collateral or have a material adverse impact on reported financial results. Our exposure may be particularly acute for our derivative instruments accounted for as cash flow hedges because those contracts are cash net settled on a monthly basis. We are exposed to credit risk with contract counterparties, including, but not limited to, sales contracts and derivative contracts. In the event of nonperformance in connection with a contract, we could be exposed to a loss of value for that contract.

If we acquire another property, we may be unable to successfully integrate, may not realize the expected benefits of recent or future acquisitions or may face risks associated with divestitures.

We may selectively acquire other businesses or assets or to spread our operational risks. Any acquisition would be accompanied by risks, including:

•
a significant change in macroeconomic conditions, including commodity prices, treatment and refining charges or stock prices after we have committed to complete the transaction and established the purchase price or exchange ratio;
•
additional debt incurred or equity issued to fund some or all of acquisition consideration, resulting in increased interest expense and other borrowing costs and dilution of our existing stockholders;
•
a material ore body may prove to be below our expectations;
•
processing facilities may not operate as well as anticipated, and may require significant maintenance, downtime and capital investment;

•
difficulties integrating and assimilating the operations and personnel of any acquired companies and supporting expanded operations, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization;
•
difficulties or loss of social license to operate resulting from failure of efforts to establish positive relationships and/or agreements with local communities or local indigenous peoples; and
•
the acquired business or assets may have significant liabilities, such as environmental liabilities, or significant capital expenditures that we failed to discover or have underestimated.

We cannot predict the impact of future acquisitions on the price of our common stock or assure that we will be able to obtain necessary acquisition or development financing on acceptable terms or at all. Unprofitable acquisitions, or additional liabilities, indebtedness or issuances of securities in connection with such acquisitions or any future mine development, may negatively affect our results of operations.

We are dependent upon information technology and operational technology, which are subject to cybersecurity incidents, disruption, damage, failure and other risks associated with implementation and integration.

The information technology and operational technology used in our business and operations are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or machines and equipment, other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, and the corruption of data or the disabling, misuse or malfunction of machines and equipment. Various measures have been implemented to manage our risks related to information technology, operational technology and network disruptions. However, given the unpredictability of the timing, nature and scope of information or operational technology disruptions, we could potentially be subject to production downtimes, operational delays, operating accidents, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems, equipment and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, financial condition or results of operations. We may also incur large expenditures to recover data, to repair or replace networks or information or to protect against similar future events.

We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage the risks related to the system implementation and modification, but system modification failures could have a material adverse effect on our business, financial position and results of operations. Although the Company has not experienced any material loss to date relating to cybersecurity, there can be no assurance that the Company will not incur such loss in the future. The Company currently does not maintain insurance policies to protect against losses arising from cybersecurity incidents that may occur.

There has been heightened legislative and regulatory focus on data privacy and cybersecurity in the United States and elsewhere. We may be required to comply with a fast-evolving set of legal requirements in this area, including substantive data privacy and cybersecurity standards. This regulatory environment may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.

We may be expected to continue enhancing our ESG practices to meet evolving and inconsistent standards.

ESG factors, including climate-related initiatives such as GHG emissions targets and climate risk management, are a metric used by many institutional investors to review and assess the performance of the Company and a significant factor in their investment decisions. We believe we have established ourselves as a leader among peers in ESG and continued to advance our ESG initiatives, and have adopted specific, objective goals such as continuing to improve our industry-leading safety record, reducing the net intensity of our GHG emissions across the Company, advancing our commitment to an inclusive culture to attract and retain the workforce we need today and in the future, strengthening community relations and protecting critical habitat. However, there are no assurances that our efforts will be sufficient or meet the standards set by ESG analysts or institutional or other investors.

Our operations may be disrupted, and our financial results may be adversely affected by an outbreak of infectious disease or pandemic.

An outbreak of infectious disease, pandemic or a similar public health threat, such as the COVID-19 pandemic, and the response thereto, could adversely impact our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our mines, which could reduce production, limit exploration activities and development projects and impact liquidity and financial results. While we have implemented several initiatives to protect the health and safety of our employees, contractors and communities to date, some of which have and may result in additional costs to us, there can be no assurance that the Company will remain unaffected by potential future health crises. Public health threats and related government restrictions, including potential closure of national borders, may disrupt the supply of raw goods, equipment, supplies and services upon which our operations rely. Third parties with whom we conduct business, including the refiners and smelters that process and, in some cases, purchase the doré and concentrate produced by our mines, are also subject to these risks and may be required to reduce or suspend operations, which could impact our ability to conduct our operations, advance exploration, development and expansion projects, or sell our products and generate revenues.

To the extent any pandemic or other public health threat adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K, such as those relating to our operations and indebtedness and financing. Because of the highly uncertain and dynamic nature of events related to pandemics and other public health threats, it is not possible to estimate the full potential impact on our business. However, these effects could have a material impact on our business and results of operations or financial condition.

Our business depends on good relations with, and the retention and hiring of, personnel.

We may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. Labor disruptions may be used to advocate labor, political or social goals, particularly at non-U.S. mines. For example, labor disruptions may occur in sympathy with strikes or labor unrest in other sectors of local economies. We cannot assure that work stoppages, union organizing activities or other disruptions will not occur in the future. Any such work stoppage or disruption could expose us to significant costs and have a material adverse effect on our business, results of operations or financial condition. We compete with other mining companies to attract and retain key executives, skilled labor, contractors and other employees. We may be unable to continue to attract and retain skilled and experienced employees and contractors, which could have an adverse effect on our competitive position or adversely impact our results of operations or financial condition.

Continuation of our mining operations is dependent on the availability of sufficient and affordable water supplies.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. In particular, our property in Mexico is in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development is dependent on our ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. Although our operating mine currently has sufficient water rights and claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to enforcement of water rights, claims and uses, or potential pressure from other users of water, government agencies and officials, and/or non-governmental organizations to limit the amount of water made available to or used for mining activities, regardless of legally valid water rights.

Water shortages may also result from weather or environmental and climate impacts outside of our control. Shortages in water supply could result in interruptions to production and processing activities. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct our operations. The loss of some or all water rights, ongoing litigation to enforce existing water rights, ongoing shortages of water to which we have rights and/or significantly higher costs to obtain sufficient quantities of water could result in our inability to maintain production at current or expected levels, require us to curtail or shut down mining operations or could prevent us from pursuing expansion or development opportunities, which could adversely affect our results of operations and financial condition. Laws and regulations may be introduced in the jurisdictions in which we operate which could also limit access to sufficient water resources, adversely affecting our existing operations or our expansion or development plans.

We may not be able to recognize the benefits of deferred tax assets.

We have accrued deferred tax assets in various jurisdictions from past operating losses, but may not be able to utilize part or all of these assets in the future. We recognize the expected future tax benefit from these assets only if it is considered more likely than not that the tax benefit will be realized. Otherwise, a valuation allowance is applied against deferred tax assets that are not more likely than not to be utilized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income, including application of existing tax laws in each jurisdiction, assumptions about future metals prices, the macroeconomic environment and results of our operations. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize deferred tax assets could be impacted. Additionally, future changes in tax laws or changed interpretations or applications of relevant laws by government agencies – even if contrary to existing legal precedent or punitive in nature – could limit our ability to realize the future benefits represented by our deferred tax assets and annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting cash tax liabilities in a future period.

Our accounting and other estimates may be imprecise.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue, and expenses at the date of the consolidated financial statements and reporting periods. Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A significant amount of our mining properties is subject to exchange control policies, the effects of inflation, and currency fluctuations between the U.S. dollar and the Mexican peso.

Our revenue and external funding are primarily denominated in U.S. dollars. However, certain mining, processing, maintenance, and exploration costs are denominated in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors, and fuel. The appreciation of the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, the depreciation of the Mexican peso decreases operating costs and capital asset purchases in U.S. dollar terms. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations, and cash flows could be materially adversely affected. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, and geopolitical instability.

Lack of infrastructure could forestall or prevent further exploration and advancement.

Exploration and development activities depend on adequate infrastructure. Reliable roads, power sources, and water supply are important factors that affect capital and operating costs and the feasibility and economic viability of a project. Unanticipated or higher than expected costs and unusual or infrequent weather phenomena, or government or other interference in the maintenance or provision of such infrastructure, could materially adversely affect our business, financial condition, and results of operations.

There is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

We have incurred significant losses since our inception and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of December 31, 2025, we had cash of approximately $4.2 million and an accumulated deficit of approximately $65.4 million. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our independent auditor’s report for year ended December 31, 2025 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Our capital needs have, in recent years, been funded through sales of our debt and equity securities, including debt convertible into equity. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

Risks Related to Indebtedness and Financing

Our future operating performance may not generate cash flows sufficient to meet debt payment obligations.

As of December 31, 2025, we had approximately $15 million of outstanding indebtedness. Our ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. Our results of operations and cash flows, in part, are subject to economic factors beyond our control, including the market prices of gold and silver, among other factors described in this Item. Although we have been successful in repaying or refinancing debt historically, there can be no assurance that we can continue to do so. We may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments. If and to the extent liquidity resources are insufficient to support short- and long-term expenditures, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, incur additional debt or equity capital or restructure or refinance our indebtedness. We cannot predict whether we would be able to refinance debt, issue equity or debt securities or dispose of assets to raise funds on a timely basis or on satisfactory terms, which could have a material adverse impact on the Company. The cost of borrowing additional funds or refinancing outstanding indebtedness may vary depending on market conditions and interest rate levels. The agreements governing our outstanding indebtedness restrict our ability to dispose of certain assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

The terms of our debt impose restrictions on our operations.

The agreements governing our outstanding indebtedness include a number of significant negative covenants. A breach of any of the terms of our debt could result in an event of default under the applicable agreement governing our outstanding indebtedness that, if not cured or waived, could cause all amounts outstanding with respect to the debt to be due and payable immediately. Our inability to meet any of these covenants may also result in a lender requiring us to agree to restrictive covenants which may, among other things, limit our ability to fund our existing operations or incur additional indebtedness. Our assets and cash flow may be insufficient to repay borrowings fully under all of our outstanding debt instruments if any of our debt instruments are accelerated upon an event of default, which could force the Company into bankruptcy or liquidation.

Risks Related to Applicable Laws and Regulations

We are subject to significant governmental regulations and related costs and delays associated with compliance may negatively affect our business.

Mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. Changes in existing laws, possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of operations and delays in the development of new properties. Recent amendments to mining, water and environmental laws in Mexico, and the subsequent corresponding regulations thereto, could impose additional restrictions on our ability to obtain and maintain mining and water rights and operate in Mexico, among other potentially adverse provisions. Legal actions challenging the validity and implementation of these recent amendments have been filed by various groups and the proceedings remain ongoing. Failure to comply with applicable laws, regulations and permitting requirements may result in temporary or extended shutdowns, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures, including the payment of fines or penalties, capital expenditures, installation of additional equipment or remedial actions, any of which could have a material, adverse effect on our business and results of operations.

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

Environmental regulations mandate, among other things, the maintenance of air and water quality standards, land development and land reclamation, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation and environmental justice provisions are evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors and employees. We may incur environmental costs that could have a material adverse effect on financial condition and results of operations. Any failure to remedy an environmental problem could require us to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that ultimately may be imposed at a mine site affect the cost of remediation and could exceed the financial accruals that we have made for such remediation.

The potential exposure may be significant and could have a material adverse effect on our financial condition and results of operations.

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago on properties that we currently or previously owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our operations. We cannot assure that any such law, regulation, enforcement or private claim would not have a material adverse effect on our financial condition, results of operations or cash flows. Regulations under the General Law of Ecological Balance and Environmental Protection (“GLEBPE”) relate to prevention and control of the pollution of the atmosphere in Mexico. In addition, there are numerous legislative and regulatory initiatives related to climate change, reductions in greenhouse gas emissions, or energy policy and adoption of these initiatives through legislative actions or administrative policy could have a material adverse effect on results of operations and cash flows. However, we are unable to predict the scope, nature and timing of any new or increased environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate to consider actions we may take to potentially mitigate any unfavorable impact of such laws or regulations.

We are required to obtain and renew governmental permits in order to conduct operations, a process which is often costly and time-consuming. Our ability to obtain necessary government permits to expand operations or begin new operations may be materially affected by third-party activists.

In the normal course of our business, we are required to obtain and renew governmental permits for exploration, operations and expansion of existing operations. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority and government and third-party sentiment towards the mining industry generally. We may not be able to obtain or renew permits that are necessary to our operations, or the cost and time required to obtain or renew permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could impede or delay the development or operation of a mine, which in turn could have a material adverse effect on our revenues and future growth. Any delay in obtaining a permit may require us to revise mine plans or curtail expected production, which could have a material adverse effect on results of operations and cash flow. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our operations.

Private parties such as environmental activists frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. These third-party actions can materially increase the costs and cause delays in the permitting process and could cause us to not proceed with the development or expansion of a mine. In addition, our ability to successfully obtain key permits and approvals to explore for minerals and to develop, operate and expand mines, as well as to conduct our operations, will likely depend on our ability to develop, operate, expand and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, human health and safety of communities in which we operate.

Our business is subject to anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

We operate in certain jurisdictions that have experienced governmental and private sector corruption. The U.S. Foreign Corrupt Practices Act, as well as Canadian and Mexican anti-bribery laws generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position and results of operations. Our Code of Business Conduct and Ethics and other corporate policies mandate compliance with these anti-bribery laws, and we provide training and education on these topics to our employees; however, there can be no assurance that our internal control policies and procedures always will protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts or violations of laws committed by our affiliates, employees or agents.

We are subject to litigation and may be subject to additional litigation in the future.

We are currently, and may in the future become, subject to other litigation, arbitration or proceedings with other parties. If decided adversely to us, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. Responding to disputes, even those that are without merit or ultimately decided in our favor, may require us to incur significant expense, devote significant resources, and may generate adverse publicity, which could materially and adversely affect our business. In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or arbitral panels or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the United States. Our inability to enforce our rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on our results of operations and financial position.

Disputes regarding our mining claims, concessions or surface rights to land in the vicinity of our mining projects could adversely impact operations.

The validity of exploration or mining claims, concessions or rights, which constitute most of our property holdings, is often uncertain and may be contested. We have used commercially reasonable efforts, in accordance with industry standards, to investigate our title or claims to our various properties, however, no assurance can be given that applicable governments will not revoke or significantly alter the conditions of the applicable exploration or mining claims, concessions or rights, or that such exploration or mining claims, concessions or rights will not be challenged by third parties. Although we have attempted to acquire satisfactory title to undeveloped properties, in accordance with mining industry practice, we do not generally obtain title opinions until a decision is made to develop a property. As a result, some titles may be defective, particularly titles to undeveloped properties. Defective title to any of our exploration or mining claims, concessions or rights could result in litigation, insurance claims and potential losses affecting our business as a whole. There may be challenges to the title of any of the claims, concessions or rights comprising our projects that, if successful, could impair development and operations. A defect could result in us losing all or a portion of our right, title, estate and interest in and to the properties to which the title defect relates. In Mexico, while mineral rights are administered by the federal government through federally issued mining concessions, federally recognized agrarian communities called ejidos control surface or surface access rights to the land. An ejido may sell or lease lands directly to a private entity. While we have agreements or are in the process of negotiating agreements with the ejidos that impact all of our projects in Mexico, some of these agreements may be subject to renegotiation or legal challenges. Refer to Item 3. Legal Proceedings for a description of current legal proceedings related to our mining concessions.

The Company’s effective tax rate could be volatile and materially change as a result of changes in tax laws, mix of earnings and other factors.

We are subject to tax laws in the United States and Mexico. Changes in fiscal and tax policies, including new tax legislation and reform to existing policy, may have a significant negative impact on the Company’s effective tax rate. Additionally, the jurisdictions in which we operate have and may in the future continue to encounter financial difficulties resulting from one or both of lower tax revenue and new and increased costs. National, state or local governments may seek to raise existing taxes or introduce new taxes, which may adversely affect our business and financial results.

Risks Related to Our Common Stock, Securities Markets and Investment in Our Common Stock

We have the ability to issue additional equity securities, including in connection with any acquisition of other companies, which would lead to dilution of our issued and outstanding common stock and may materially and adversely affect the price of our common stock.

The issuance of additional equity securities or securities convertible into equity securities, whether to acquire new companies or businesses or for other strategic benefits, would result in dilution of our existing stockholders’ equity ownership. An increase to the number of outstanding shares of DynaResource’s common stock may impact the marketplace’s view of DynaResource’s common stock and may lead to adverse changes in the stock’s trading volume and trading price. We are authorized to issue, without stockholder approval, 13.7 million shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and relative participating, optional, conversion and other special rights of the shares of each series as well as the qualification, limitations or restrictions on each series. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

Holders of our common stock may not receive dividends.

We have not historically declared cash dividends on our common stock. Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants related to existing or future indebtedness and would only be declared in the discretion of our Board of Directors.

Our common stock price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our shares of common stock:

•
disappointing results from our mining operations;
•
decline in demand for our shares of common stock;
•
downward revisions in securities analysts’ estimates or changes in general market conditions;
•
technological innovations by competitors that are better funded than we are;
•
investor perception of our industry or our prospects; and
•
general economic trends.

Stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our shares of common stock.

There has been a limited public market for our common stock and there is no assurance that a more active, liquid and orderly trading market will develop for our common stock or what the market price of our common stock will be.

There is and has been a limited public market for shares of our common stock on the OTCQX. Investors may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect liquidity. This could also make it more difficult to raise additional capital.

Potential future sales pursuant to registration rights granted by the Company and under Rule 144 may depress the market price for our shares of common stock.

The Company has granted one of its stockholders’ registration rights with respect to their shares of Series C preferred stock convertible into shares of common stock. Such future sales of our shares of common stock by that existing stockholders, pursuant to and in accordance with the provisions of any registration statement, may have a depressive effect on the market price of our shares of common stock. Further, in general, under Rule 144 under the Securities Act, a person who has satisfied a minimum holding period of between six months and one-year and any other applicable requirements of Rule 144, may thereafter sell such shares publicly. A significant number of our currently issued and outstanding shares of common stock held by existing stockholders, including officers and directors and other principal stockholders are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. The possible future sale of our shares by our existing stockholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of our Shares of common stock in the applicable trading marketplace.

Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted sales practice requirements that may also limit a stockholder’s ability to buy and sell our common stock.

FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares of common stock.

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act, as well as related rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act relating to internal control over financial reporting, referred to as Section 404, materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome.

Volatility in the price of our common stock may subject us to securities litigation.

As discussed above, the market for our common stock has been characterized recently by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze have led to, may be currently leading to, and could again lead to, extreme price volatility in shares of our common stock.

Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may, in turn, dramatically increase the price of shares of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.” With the recent substantial increase in volume of our shares being traded and trading price, the proportion of our common stock that may be traded in the future by short sellers may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze and/or focused investor trading in anticipation of a short squeeze have led to, may be currently leading to, and could again lead to volatile price movements in shares of our common stock that may be unrelated or disproportionate to our financial performance or prospects and, once investors purchase the shares of our common stock necessary to cover their short positions, or if investors no longer believe a short squeeze is viable, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment. Under the circumstances, we caution you against investing in our common stock, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.

If securities or industry analysts do not publish research or reports about the Company, or publish negative reports, the Company’s share price and trading volume could decline.

The trading market for our shares of common stock may be influenced by the extent to which securities or industry analysts publish research or reports about the Company. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover the Company downgrade its shares of common stock or change their opinion, the Company’s share price would likely decline. Currently, the Company has limited or no analyst coverage, and there can be no assurance that analysts will initiate or maintain coverage of the Company in the future.

The absence of analyst coverage, or limited dissemination of information about the Company by market participants, may reduce investor awareness and interest in the Company, which could result in lower trading volume, increased share price volatility, or a decline in the market price of our common stock. In addition, without regular third‑party analysis, investors may have less information available to evaluate the Company, which could adversely affect liquidity in the Company’s securities.

Because the Company does not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of the Company’s shares of common stock would be your sole source of gain on an investment in such shares for the foreseeable future.

Potential future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including convertible or non-convertible senior or subordinated notes, convertible or non-convertible preferred stock, medium-term notes and trust preferred securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. In addition, any preferred stock we may issue could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our common stock. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock.

Anti-takeover provisions of Delaware law could impair a takeover attempt.

We are subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions will include:

•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death, or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board; and
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

Our business will be subject to the risks of climate change, natural catastrophic events, world events, and man-made problems such as power disruptions or terrorism.

A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage could have a material adverse impact on our business, results of operations and financial condition. Climate change or a natural disaster could affect our personnel, data centers, supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In addition, climate change could result in an increase in the frequency or severity of natural disasters. Climate change or a natural disaster may also affect our ability to occur raw materials needed for manufacturing and production. Likewise, we could be subject to other man-made problems, including but not limited to power disruptions and terrorist acts. Although we will maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue its operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate it for the potentially significant losses we may incur. Acts of terrorism and other geo-political unrest could also cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of its supply chain, manufacturers, logistics providers, partners or customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition, and results of operations would be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has adopted processes to assess, identify, and manage material risks posed by cybersecurity threats. These processes are integrated into the Company’s overall enterprise risk management framework.

Cybersecurity risk management is overseen by the Company’s Managed Service Provider (MSP), Computer Doctoring Inc., which provides structured cybersecurity oversight, monitoring, and incident response services. The MSP has significant experience designing and implementing layered cybersecurity programs aligned with recognized frameworks, including NIST and ISO 27001 best practices.

The Company employs a multi-layered security model that includes:

▪
Advanced endpoint detection and response (EDR)
▪
Centralized monitoring and logging
▪
Multi-Factor Authentication (MFA) and role-based access control
▪
Third-party AI-driven email threat protection
▪
Continuous patch management and vulnerability remediation
▪
Dark web credential monitoring
▪
Independent SaaS backup and disaster recovery controls

These controls are centrally monitored using the full Kaseya security and management suite, enabling proactive threat detection, system visibility, and operational oversight across the Company’s environment.

During the year ended December 31, 2025, the Company did not experience any risks from cybersecurity threats that materially affected or were reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

The Company’s Board of Directors, through its Audit Committee (the “Committee”), oversees cybersecurity risks. The MSP provides ongoing reporting to management regarding cybersecurity posture, threat activity, and incident response readiness. Any material cybersecurity risks or incidents are escalated to executive management and reported to the Committee as appropriate.

While the Company does not maintain an internal employee dedicated solely to cybersecurity risk management, it relies on its external MSP for specialized cybersecurity expertise, monitoring, and incident response.

ITEM 2. PROPERTIES

Corporate Headquarters

The Company leases office space for its corporate headquarters in Las Colinas, Irving, Texas. In February 2023, the Company entered into a 52-month extension of the original lease from September 2017 and added additional office space. As part of the agreement, the new lease term commenced and the Company received four months free rent upon completion of the finish out of the expansion space. The expansion was complete and the Company occupied the office space effective August 1, 2023. The Company makes tiered lease payments on the first of each month.

Administrative and Logistics Offices

DynaMéxico maintains administrative and logistics offices in Guamuchil and Mazatlan, Mexico, both of which are under month-to-month payment terms.

Mining Project Location

The SJG mine is located on map sheet G13-A81 in the Culiacan mining district of Sinaloa State, Mexico, at Latitude 26 ̊ , 9’ N, Longitude 107 ̊, 53’ W, approximately 120 kilometers east northeast of the coastal city of Los Mochis. The property on which the SJG mine resides, straddles the border separating the Mexican States of Sinaloa and Chihuahua. The SJG mine is located in the south-western portion of the property, and is located entirely within the State of Sinaloa, as shown in the maps below.

N
Pacific Ocean
México
SINALOA
DURANGO
TEXAS
200 Kilometros
SONORA
CHIHUAHUA
SINALOA
DURANGO
San José de Gracia
Navojoa
Alamos
Huatabampo
El Fuerte
Morelos
Guachochi
Balleza
Hidalgo del Parral
Santa Bárbara
Los Mochis
Topolobampo
Guasave
Guamúchil
Sea of Cortez
Santiago Papasquiaro
Navolato
Culiacán Rosales
Culuacan, Sin. (Capital of the State)
Main High ways
Eldorado
San Dimas
Durango
La Cruz
El Salto
Mazatlán
Escuinapa de Hidalgo
San José del Cabo
Cabo San Lucas
100 kilometros

DynaMéxico claims an ownership interest in the San Jose de Gracia mineral concessions, which are comprised of 33 distinct concessions covering an aggregate of approximately 9,920 hectares.

The property on which the SJG mine resides is located in and around the village of San Jose de Gracia, approximately 100 km northeast of Guamuchil, on the west side of Mexico. The village of San Jose de Gracia has a small airstrip and can be accessed by a small airplane, or alternatively, by a dirt mountain road. There are roads providing access to the property on which the SJG mine resides which are accessible throughout the year, with the possible exception of June and July when the rainy season sometimes causes flooding and runoff to make the roads too muddy to navigate.

Local Resources and Infrastructure

Accommodations

The village of San Jose de Gracia maintains a few stores which offer essential goods and services. The camp site area, which is closer to the mining activities, maintains facilities of twelve rooms with additional lodging available in the village which can accommodate a total of about 238 persons.

Power

A power line to the SJG mine has been installed by the Comisión Federal de Electricidad, the only authorized power producer in

Mexico. The power line was installed in March 2012 from the La Estancia area of the municipality of Sinaloa de Leyva, a distance of approximately 75 kilometers.

The power line is currently 220 volts maximum capacity, which supports domestic use only, including the office and camp facilities at the SJG mine, such as water pump, air conditioning, refrigeration, lights, internet, and fans, as well as local residential use. The SJG mine produces its own diesel-generated power as a backup to the power grid.

Offices – Camp Facilities

The SJG mine sources many of its supplies from nearby towns, Guamuchil, Los Mochis and Culiacan. There is a satellite dish installed at the SJG mine providing communications to and from the SJG mine. At the SJG mine, DynaMexico maintains a camp staff, including geologists, field helpers, consultants, security, cooks and cleaners. Most of these employees come from the local community.

Mining Concessions

The SJG mine consists of the following 33 contiguous mining concessions which covers an area of approximately 9,920 hectares (24,513 acres):

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

Title of 32 of the 33 mining concessions is registered in the sole name of DynaMéxico. The one exception is the San Miguel concession. For the San Miguel concession, DynaMéxico has entered into transfer agreements with the registered owners of 50%

of the concession title, and DynaMéxico has also entered into promise to sell and purchase agreements with registered owners of the balance of the concession title. Under Mexican law, such agreements require the consent or relinquishment of first rights of refusal from the registered owners of 100% of the concession title, in order to have legal effect and be eligible for registration with the Mines Recorders’ Office. Refer to Item 3. Legal Proceedings for description of the current legal proceedings to confirm the Company’s right to nine of its concessions.

Under amendments to the Mining Law that came into effect in December 2006, the classifications of Mining Exploration Concessions and Mining Exploitation Concessions were replaced by a single classification of Mining Concessions valid for a renewable term of 50 years, commencing from the initial issuance date. To be converted into Mining Concessions at the time these amendments came into effect, former mining exploration and mining exploitation concessions had to be in good standing at the time of conversion.

All of the SJG mine concessions were in good standing and consequently were converted to 50-year Mining Concessions in December 2006, at the time the amendments to the Mining Law came into effect. To renew the 50-year term, Mining Concessions must be in good standing at the time an application for renewal is filed, and an application for renewal must be filed within 5 years prior to expiration of the term.

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

Surface Rights

In addition to the surface rights held by DynaMéxico pursuant to the Mining Law, the Company maintains access and surface rights for the SJG mine pursuant to a 20-year Land Lease Agreement. This lease agreement with the Santa Maria Ejido Community (the owners of the surface rights) is dated January 6, 2014 and continues through 2033. The lease agreement covers an area of 4,399 hectares surrounding the main mineral resource areas of the SJG mine and provides for annual lease payments of $1,359,443 Pesos (adjusted for inflation). The 2025 payment was $5,932,583 pesos (approx. $304,000 USD).

The lease agreement provides the Company with surface access to the core resource areas of the SJG mine (4,399 hectares), and allows for all permitted mining, production and exploration activities.

Water Rights Concession

The Company has secured the Water Rights Concession for the area surrounding the SJG mine. The Director of Water Administration of the National Water Commission of México (“CONAGUA”) formally certified in writing the rights of DynaMéxico to legally “use”, exploit and extract 1,000,000 cubic meters of water per year from the DynaMéxico extraction infrastructure located within the perimeter of the mining concessions. CONAGUA determined that the DynaMéxico water rights are not subject to any water rights concession or any other water extraction restriction. Water extracted by DynaMéxico will be subject to applicable levies imposed by the Mexican tax authorities in accordance with current Mexican tax laws. The water concession provides sufficient water for current operations, and for the anticipated future needs of the SJG mine. The Company recycles water from the tailings pond back through the milling circuit, then back to the tailings pond.

Royalties, Encumbrances and Environmental Liabilities

The SJG mine is not subject to any royalties or encumbrances, other than in accordance with our Revolving Credit Line, and there are no known environmental liabilities.

Required Permits for Exploration, Drilling and Mining

In respect of permit requirements for mineral exploration and mining in Mexico, the most relevant applicable laws, regulations and official technical norms are the Mining Law, the Federal Environmental Protection and Ecological Equilibrium Act (plus its regulations), the Federal Sustainable Forestry Development Act (plus its regulations), the Federal Explosives and Firearms Act, the National Waters Act and the Mexican Official Norm 120.

To carry out mineral exploration activities, holders of mining concessions in Mexico are required to file at the offices of the Federal Secretariat of the Environment and Natural Resources ("SEMARNAT”) a "Notice of Commencement of Exploration Activities” or "Preventive Exploration Notice” in accordance with the guidelines of the Mexican Official Norm 120 ("NOM-120”).

If contemplated mineral exploration activities fall outside of the guidelines of the NOM-120 (e.g. exploration activities on rain forest areas), a "Change of Soil Use Permit Application” ("CSUP”) is required to be filed at SEMARNAT under the guidelines of the Federal Sustainable Forestry Development Act and its Regulations. To meet the requirements for issuance of a change of soil use permit, the applicant must file (together with the CSUP) a Technical Study ("Technical Justification Study”) to justify the change of soil use from forestry to mining, in order to demonstrate that biodiversity will not be compromised and that there will be no soil erosion or water quality deterioration on completion of the mineral exploration activities.

To carry out mining activities in Mexico, holders of mining concessions are required to file an "Environmental Impact Assessment Study” under the guidelines of the Federal Environmental Protection and Ecological Equilibrium Act and its Regulations, in order to evaluate the environmental impact of the contemplated mining activities.

If the use of explosives materials is required for execution of mineral exploration or mining activities, an Application for General Permit for Use, Consumption and Storage of Explosive ("GPCSE”) is required to be filed at the offices of the Secretariat of National Defense ("SEDENA”) under the guidelines of the Federal Explosives and Firearms Act. Under the Mining Law, holders of mining concessions in Mexico have the right to the use of the water coming from the mining works. Certification of water rights and/or issuance of water rights concessions are required from CONAGUA under the guidelines of the National Waters Act.

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

Time Frame to Obtain Any Permit or Approval To Explore or Mine

NOM-120 is a notice to SEMARNAT only and has no prescribed processing time. Processing time for review and approval of a CSUP Application and Technical Justification Study varies depending on the workload of the SEMARNAT regional office where the application is filed, but a processing time of four months is typical.

Processing time for review and approval of an Environmental Impact Assessment Study varies depending on the workload of the SEMARNAT regional office where the application is filed, but a processing time of six months is typical. Processing time for issuance of a GPCSE by SEDENA is approximately six months. Processing time for issuance of a Water Rights Concession by CONAGUA is approximately six months.

DynaMéxico Permits and Bonding Requirements

Exploration Permit: On June 28, 2010, DynaMéxico filed a Preventive Exploration Notice (“Preventive Exploration Notice”) at the office of SEMARNAT in connection with contemplated mineral exploration activities at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the SJG mine. On July 21, 2010, SEMARNAT approved, for a term of 36 months, the execution of the mineral exploration activities at the SJG mine set out in the Preventive Exploration Notice, as it determined that such activities fall within the framework of the NOM-120, subject to the following conditions: (a) filing and approval by SEMARNAT of a CSUP with respect to the SJG mine (see below), and (b) posting of a bond in the amount of $134,487 Pesos to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities.

Change of Soil Use Permit

On August 9, 2010, DynaMéxico filed at the offices of SEMARNAT a CSUP Application and Technical Justification Study to carry out certain mineral exploration activities set out in the Preventive Exploration Notice approved by SEMARNAT on July 21, 2010 (see above) at the La Prieta, San Pablo, La Purísima, La Unión, Tres Amigos and La Ceceña areas of the SJG mine). On December 20, 2010, SEMARNAT approved the CSUP Application filed by DynaMéxico with respect to the SJG mine and authorized the execution of mineral exploration activities by DynaMéxico on 5,463 hectares of the SJG mine for a term of 36 months, and it is continually renewed as required.

Water Rights Certification

On March 8, 2012 the Director of Water Administration of CONAGUA certified in writing the rights of DynaMéxico to use, exploit and extract 1,000,000 cubic meters of water per year from the Company’s extraction infrastructure located at the SJG mine. CONAGUA determined that DynaMéxico’s water rights are not subject to any other water rights concession or any other water extraction restriction.

Bonding Requirements

Under the CSUP issued to DynaMéxico on December 20, 2010, SEMARNAT imposed upon DynaMéxico the obligation to post a bond in the amount of $116,911 Pesos for reforestation and remediation measures at the SJG mine. The Company maintains a greenhouse of 10,000 trees which are used in the reforestation efforts as necessary.

Under the Preventive Exploration Notice, SEMARNAT imposed upon and DynaMéxico complied with, the obligation to post a bond in the amount of $134,487 Pesos, to guarantee remediation and rehabilitation measures following the conclusion of the mineral exploration activities. As required by generally accepted accounting principals generally in the United States (“GAAP”) the Company also has an asset retirement obligation recorded as of December 31, 2025 for the net present value of the cost to dismantle and dispose the plant and remove the tailings pond at the SJG mine.

DynaMéxico has sought and obtained all required environmental permits, temporary land occupation rights and consent letters from the regulatory agencies, local municipalities and the State of Sinaloa, in order to conduct its mining, production, exploration and drilling activities on the four main deposit areas at the SJG mine. DynaMéxico will be required to obtain further permits in order to conduct drilling in these four areas and the other areas, and in order to carry out future mining, milling, and production activities, and will timely obtain such permits, as and when required.

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

It was not until the 1970’s when mining could resume at the SJG mine, when the first road to the SJG mine was opened, allowing Compañia Rosarito to begin producing gold from the Palos Chinos, San Pablo, Tres Amigos and La Union mines.

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

During the first half of 1999, DynaResource and its agents arranged to collect samples for metallurgical testing. In June of 2000, DynaResource formed its subsidiary DynaMexico, in order to acquire and consolidate ownership of the SJG mine. By December 2003, DynaMexico had completed the acquisition of and consolidation of 100% of the SJG mine from Golden Hemlock and Finisterre - with the sole exception of the San Miguel mining concession.

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

The SJG mine can be accessed by road, from either the City of Culiacán or the City of Guamuchil. Either route goes through the small town of Sinaloa de Leyva, then from Sinaloa de Leyva by gravel mountainous road to the village of San José de Gracia (population 750), which covers approximately 90 kilometers and is roughly a five-hour trip.

The SJG mine can also be accessed by air. A gravel airstrip is located adjacent to San Jose de Gracia. The airstrip is suitable for light aircraft and charter flights of 45 minutes duration are available from the cities of Los Mochis or Culiacán. Much of the labor for mining and production activities of DynaMéxico is provided by the local community of San José de Gracia.

Climate and Operating Season

The climate is semi-tropical with a rainy season dominating June and July. For some activities on the SJG mine, operations may be suspended during the rainy season.

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

Exploration and Drilling Protocol

The Company’s internal controls are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results and resource estimates are reasonable and in line with industry best practices. These internal controls include quality assurance and quality control (“QA/QC”) in the collection, analysis, verification, storage, reporting and use of drillhole, assay, metallurgical and other technical and scientific information, including the following internal control protocols in place for exploration data:

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
8.
QA/QC data are regularly verified to ensure that outliers, sample mix-ups, contamination, or laboratory biases during the sample preparation and analysis steps are correctly identified, mitigated or remediated. Changes to database entries are required to be documented; and
9.
Database upload and verification procedures to ensure the accuracy and integrity of the data being entered into the project database. These are typically performed using software data-checking routines. Changes to database entries are required to be documented. Data are subject to regular backups.

EXPLORATION PLANS FOR 2026

The Company plans to continue its exploration drilling program, supported by ongoing underground geological mapping to refine structural interpretations of the SJG mine. Exploration priorities and timing will be determined by available capital, drilling results, corporate strategy, and market conditions, with data interpretation conducted by a “Qualified Person” within the meaning of S-K 1300 to support formal mineral resource analysis.

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

DynaMexico Tax Re-assessment

On March 3, 2025, the Mexican tax authority, Servicio de Administración Tributaria ("SAT”), issued a reassessment for the 2021 tax year of DynaMexico asserting an aggregate adjustment totaling approximately $19 million USD ($368 million MXN), inclusive of inflationary adjustments, surcharges, interest, and penalties, arising from a combination of tax basis adjustments, expense deductibility matters, mining duties, including mining concession fees, and related items. Among other things, the Company believes that certain aspects of the reassessment do not appropriately reflect the application of an arm’s length transfer pricing methodology in connection with intercompany management fees.

On March 28, 2025, the Company submitted a request for a Conclusive Agreement (Acuerdo Conclusivo) with SAT through the Mexican Taxpayer Ombudsman, Procuraduría de la Defensa del Contribuyente ("Prodecon”), seeking to resolve the reassessment through an administrative dispute-resolution process.

Based on the most recent correspondence issued by SAT through Prodecon in January 2026, approximately $5.7 million USD ($112 million MXN) of the originally assessed amount has been successfully defended or otherwise resolved. The remaining $13.3 million USD ($256 million MXN) continues to be under review within the Conclusive Agreement process. The matters still under review primarily relate to the tax treatment of certain deposits, expense deductibility, mining duties, and the associated inflationary adjustments, surcharges, and penalties.

The Company continues to cooperate fully with SAT and Prodecon and is actively pursuing resolution of the remaining matters. While the ultimate outcome cannot be predicted with certainty, management believes that the reassessment amount will be further reduced through the ongoing administrative process.

During the course of its review, the Company identified previously unrecorded obligations related to Special and Extraordinary Mining Duties for fiscal years 2021, 2022, 2023 and 2024. As a result, a liability of $3 million USD has been recognized in the consolidated financial statements to reflect the Company’s current estimate of the amount owed in respect of these items. See Note 2 to the consolidated financial statements.

Title of Properties

On July 17, 2025, the Company’s Board of Directors (the “Board”) authorized Company management to commence a legal process under Mexican law referred to as "amparo” in order to protect the Company’s rights with respect to the following nine mining concessions (the "Impacted Concessions”) related to the SJG mine:

TITLE NO.	NAME	AREA (ha)
172216	LOS TRES AMIGOS	23.0000
184473	SAN SEBASTIÁN	40.0000
184999	NUEVO ROSARIO	32.8781
208537	SAN JOSÉ	27.0000
215555	PIEDRAS DE LUMBRE UNO	40.2754
215556	PIEDRAS DE LUMBRE 2	34.8493
226289	LA NUEVA ESPERANZA	40.0000
230494	FRANCISCO ARTURO	3,279.5600
231166	FINISTERRE 4	2,142.1302

During a review by the Company’s executive management of information related to the Company’s mining concessions, the Company became aware that a public website hosted by the Mexican Secretariat of Economy (Secretaría de Economía) (the "Website”) includes information indicating that the Impacted Concessions are not currently active. Although the Website also indicates that the published information is for informational purposes only and that such information is not officially valid, and the Company has not received any formal notification from any Mexican authority asserting adverse action that could result in the nullification or cancellation of the rights under any of the Impacted Concessions, the Board determined it prudent, as a precautionary measure, to authorize the Company to commence the amparo process to challenge the inactive status of the Impacted Concessions indicated on the Website and any related administrative action(s) taken in violation of the Company’s due process rights.

Notwithstanding the information on the Website, the Company has continued to comply with all obligations required under applicable Mexican law to maintain its concessions in good standing, and all corresponding payments have been duly made and accepted without objection by the applicable authorities.

The Company continues to review information available to it and intends to take appropriate action to protect its rights to the Impacted Concessions; however, no assurance can be provided regarding the outcome of its actions or the availability of the Impacted Concessions to the Company in the future.

Environmental Fine and Installment Arrangement

On July 19, 2024, the Federal Attorney for Environmental Protection (“PROFEPA”) issued a resolution determining a fine of MXN $8,251,320 against DynaMexico, in connection with alleged irregularities in the construction and operation of the tailings dam and related facilities at the SJG mine. The Company filed a nullity trial before the Federal Court of Administrative Justice, and on May 28, 2025, obtained a suspension of enforcement of the fine. The Company continues to contest the PROFEPA assessment through all available legal remedies.

On September 11, 2025, the Mexican tax authority (“SAT”) notified the Company of the updated fine amount of MXN $8.7 million, inclusive of adjustments. Pursuant to a Board resolution dated October 6, 2025, the Company authorized DynaMexico to enter into an installment arrangement with SAT, requiring a 20% upfront payment and the balance to be paid over thirty-six (36) monthly installments. The total cost under the plan is approximately MXN $9.57 million, including principal of MXN $6.98 million and interest.

The Company expressly reserves its right to continue contesting the underlying PROFEPA fine and, if successful, to seek recovery of amounts paid under the SAT arrangement.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is not applicable to the Company because its mining operations are conducted exclusively in Mexico through its subsidiary DynaMéxico, and are not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

Year Ended December 31, 2025	Low	High
First Quarter	0.75	1.19
Second Quarter	0.90	1.59
Third Quarter	0.85	1.92
Fourth Quarter	1.00	1.54
Year Ended December 31, 2024	Low	High
First Quarter	1.72	2.04
Second Quarter	1.52	1.94
Third Quarter	0.80	1.50
Fourth Quarter	0.75	1.16

As of December 31, 2025, there were 29,315,726 shares of our common stock outstanding, which were held by approximately 408 shareholders of record. The number of shareholders of record does not include shareholders that hold their shares in street name or with a broker.

Dividend Policy

No cash dividends on the Company’s common stock have been declared or paid since the Company's inception. Payment of future dividends, if any, will be at the discretion of our Board after considering various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for growth. Our initial earnings, if any, will likely be retained to finance our growth. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

The Company is a minerals investment, production, and exploration company, currently advancing its high-grade SJG mine in Mexico through its operating subsidiary, DynaMéxico. Activities are focused on exploration, technical evaluation, and project development aimed at expanding the mineral resource base.

The Company conducts operations in Mexico through its wholly-owned subsidiary, DynaMéxico. As of the date of this Annual Report on Form 10-K, the Company owns 100% of the outstanding shares of DynaMéxico, which in turn claims an ownership interest in the mining concessions, equipment, camp, and related facilities which comprise the SJG mine.

In addition to advancing the SJG mine, the Company has also focused on strengthening its corporate governance practices, with the objective of meeting the listing requirements of additional stock exchanges in the United States and/or Canada.

Project Improvements, Expansion and Increased Output

Since 2015, the Company has carried out limited site-scale processing and operational activities at the SJG mine to support its exploration and evaluation programs. These activities have been directed toward enhancing the technical understanding of the deposit, optimizing on-site infrastructure, and advancing project development. In 2022, the Company expanded its exploration efforts at the SJG mine with the objective of increasing its mineral resource base, primarily targeting gold mineralization.

From initial small-scale operations averaging 100 tons per 24-hour operating day in 2015, throughput has steadily increased, reaching an average of approximately 700 tons per day in 2025. In 2023 alone, daily processing volumes rose by 30%, from 550 tons to 700 tons per day.

In 2026, the Company expects to operate at an average daily throughput of approximately 800 tons per day, representing management’s target operating rate assuming approximately 90% availability. The processing facility has a maximum instantaneous throughput capacity of approximately 900 tons per day.

SJG Mine TRS

As discussed above, on May 20, 2025, the Company filed with the SEC the TRS for the SJG mine in Sinaloa, Mexico. The TRS includes the Company’s initial Mineral Reserve Estimate, which outlines a high-grade Proven and Probable Mineral Reserve of 250,000 gold ozs for the SJG mine. This initial Mineral Reserve Estimate and TRS was prepared by the independent firm P&E Mining Consultants Inc (“P&E”), and process plant review and operations aspects by D.E.N.M. Engineering Ltd.

Highlights Include:

•
Proven & Probable Mineral Reserves of 1,607 k tonnes at 4.91 g/t gold, totaling 253,000 gold ounces (see Table 1).
•
Indicated Mineral Resource of 286 k tonnes at 6.74 g/t gold and Inferred Mineral Resource of 97 k tonnes at 4.37 g/t gold. (see Table 2).
•
Life of Mine of 7-years based on current Mineral Reserves with excellent potential to extend along strike and adjacent to the existing underground mine infrastructure and in the wider SJG mine property.
•
After-tax net present value (“NPV”) of the SJG mine is estimated at $84.4 million ($110.0 million pre-tax) under baseline scenarios of 5% discount rate and $2,500/oz Au. At a $3,000/oz gold price the after-tax NPV is estimated at $133.3 million ($183.6 million pre-tax).
•
An Operating Cash Cost of $1,327 (US$/oz Au Eq) and an All-in Sustaining Cost of $1,720 (US$/oz Au Eq).
•
Significant Upside - Gold price sensitivity with conservative pricing assumption ($2,500 oz Au ~25% below current spot gold price) used in the TRS.
•
Growth Potential – Mineral Reserves / Mineral Resources defined for only three of the mineralized structures in the SJG mine property, which historically hosted mining on a total of 20 discrete mineralized structures.

Mineral Reserves

The Mineral Reserves and Mineral Resource for the SJG mine are as follows;

Table 1: Mineral Reserves

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
4.
Underground Mineral Reserves are based on metal price of US$2,500/oz Au and are constrained within a mine design, and use process plant recoveries varying between 76-80% for Au
5.
An Underground economic cut-off value of US$140/t is estimated to differentiate ore from waste and is based on cost assumptions of US$99/t for mining US$23/t processing, and US$18/t site general and administrative. Mineralized material above a cut-off of $90/t that is planned to be mined adjacent to economic material is identified as Marginal ore, as the revenue it generates exceeds the additional costs associated with haulage, processing and backfilling the material versus leaving it in the stope as backfill.
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

Mineral Resources

Table 2: Mineral Resources

Mineral Resource Estimate at 2.0 g/t Au Cut-off (1-6)
Zone	Classification	Tonnes (k)	Au (g/t)	Au (koz)	Metallurgical Recovery
San Pablo/La Mochomera	Indicated	286	6.74	62	80%
	Inferred	51	4.29	7
Tres Amigos	Inferred	46	4.45	7
Total	Indicated	286	6.74	62
	Inferred	97	4.37	14

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
3.
The Mineral Resource is estimated using S-K 1300.

4.
Mined areas as of December 31, 2024, were depleted from the block models.
5.
Mineral Resources are exclusive of Mineral Reserves.
6.
All numbers are rounded.

Economic Analysis

For the current 7 year mine life exploiting the Tres Amigos, San Pablo and La Mochomera ore bodies the following were the key economic results from the study.

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

Sensitivity Analysis

The after-tax NPV sensitivities to ±20% changes in gold metal price, gold head grade, gold metallurgical recoveries, operaing expenses (“OPEX”) and capital expenses (“CAPEX”) are presented in Figure 1 and Table 4 below. The after-tax base case NPV is most sensitive to the gold metal price, followed by gold metallurgical recoveries and gold head grades, followed by OPEX, and then CAPEX.

Figure 1: After-Tax NPV @ 5% Sensitivity Parameter Values

Table 4: After-Tax NPV @5% Sensitivity Graph

EXTENDED GOLD PRICE AFTER-TAX NPV SENSITIVITY ANALYSIS
Gold Price (US$/oz)	2,000 (80%)	2,250 (90%)	2,500 (100%)	2,750 (110%)	3,000 (120%)
After-Tax Project NPV @5% (in millions)	27.5	58.3	84.4	110.4	133.3

The SJG mine exhibits strong leverage to gold prices, especially with long-term gold price expectations exceeding the base case assumptions made in this Annual Report on Form 10-K. At current spot prices above $3,200 per gold ounce, after tax NPV would be expected to materially exceed $133.3 million.

Results for the Years Ended December 31, 2025 and 2024

Summary of Site Based Processing and Operational Activity, 2018 to 2025:

Year	Total Tonnes Processed	Reported Mill Feed Grade (g/t Au)	Reported Recovery %	Gross Gold Concentrates Produced (Au oz.)	Net Gold (1) Concentrates Sold (Au oz.)
2018	52,038	9.82	86.11%	14,147	13,418
2019	66,031	5.81	86.86%	10,646	9,713
2020	44,218	5.65	87.31%	7,001	5,828
2021	97,088	9.67	88.79%	26,728	22,566
2022	137,740	8.18	88.05%	31,905	25,554
2023	198,518	5.58	76.50%	27,252	24,829
2024	257,676	4.07	76.24%	25,677	22,003
2025	260,694	3.46	73.69%	21,393	20,848

In 2025, on-site operational activities at SJG mine resulted in the processing of 260,694 tons of material and the production of approximately 21,393 gross Oz Au. After dry weight adjustments at settlement terms with the buyer, approximately 20,848 Oz Au were sold.

Quarterly Results for the Three and Twelve Months Ended December 31, 2025 and 2024:

		Three Months Ended		Year Ended
Key Operating Information	Unit	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

Operating Data
Ore mined	t	74,984	59,490	287,878	233,782
Mining rate	tpd	815	647	789	639

Ore Milled	t	65,275	67,670	262,224	257,676
Mill Throughput	tpd	710	736	718	704

Grade	g/t	3.20	4.12	3.46	4.07
Recovery Au	%	75.68%	75.58%	73.69%	76.24%
Gold Ounces Produced	oz	5,080	6,775	21,393	25,677
Gold Ounces Sold	oz	4,767	6,897	20,848	22,003

(1) Gold concentrate sold during the period is not equal to gold concentrate produced during the period due to timing of shipments to buyer, and due to buyer’s payability discount for the purchase of gold concentrate, and due to any adjustment from dry weight and assay in provisional settlements with the final assays.

Mill feed grades and recovery rates are based on internal estimates derived from assay data and estimated weights of material processed.

The drop in the feed grade at the processing facility is a result of the planned reduction of certain high-grade zones in accordance with the SJG mine plan, as well as higher dilution experienced in the processed material. The increase in processed tonnage at the SJG mine also contributed to lower grades ore being treated. To support throughput, the Company opened a new development area at San Pablo during the fourth quarter of 2023, and an additional target zone, La Mochomera, in May 2024, which is expected to yield higher-grade material at depth.

2025 HIGHLIGHTS

Operational Performance Overview

During Q4 2025, the Company continued to advance the optimization program at the SJG mine. This program is focused on increasing process plant throughput and recoveries, improving maintenance and equipment utilization, and ultimately enhancing operational efficiencies and profit margins at the SJG mine.

Operational results for Q4 2025 showed improved performance across several critical operational metrics (particularly in costs) due to the ongoing optimization program. The average underground development was 1,057 meters per month in Q4 2025 (1,267 in Q3 2025), compared to 383 meters per month in Q4 2024. This increase allowed the SJG mine to access over 20 production stopes. Expanded development work also led to the discovery of two new mineralized veins – one at the Tres Amigos mine (named Victoria) and one at La Mochomera (named 532) which are currently being mined as additional high-grade ore sources. Process plant reliability also improved. Electrical refurbishment and preventative maintenance programs resulted in ball mill availability averaging 96% for Q4 2025 compared to 94% Q3 2025.

A construction work program to establish a primary gravity gold circuit with the installation of three new Falcon gravity concentrators (the “Falcon” units) was completed in Q3 2025 with commissioning completed in early Q4 2025. These Falcon units were installed after the ball mills to recover the significant portion of free gold available in the San Pablo, San Pablo Sur and La Mochomera deposits. In addition, the process plant at the SJG mine has another Falcon unit already installed on the tailings circuit. The aim of the installation of these Falcon units is to boost gold recoveries improving operational efficiency and SJG mine’s economics, especially in the current higher priced gold environment.

Milled ore for Q4 2025 was 65,275 tons (approximately 710 tons per day), a 4% increase from the Q3 2025 production average of 682 tons per day. With the current high ball mill availability, the Company is evaluating cost-effective strategies to utilize additional processing capacity of approximately 100 tons per day. Gold metal recoveries for the quarter averaged 75.69%, an increase from the 73% gold recovery achieved in Q3 2025, primarily due to the installation and commissioning of the Falcon units.

During Q4 2025, metal production totaled 1,633 ounces of gold in October, 1,615 ounces in November, and 1,832 ounces in December. Total metal production for Q4 2025 was 5,080 ounces of gold, above Q3 2025 production of 4,830 ounces. The average gold feed grade was 3.20 g/t for Q4 2025, and for the full year 2025, the average gold feed grade was 3.46 g/t.

Mine development for Q4 2025 was on budget with 3,172 meters of development completed, compared to 3,013 meters in Q3 2025. The completion of new development drifts enabled the Company to maintain more than 20 stopes in production by the end of the quarter and the end of the year. This additional mining flexibility is expected to positively impact ore tonnage and grades in the coming months in 2026. The Company has also completed a capital works program to enhance mine ventilation across all three mines which included connecting the La Mochomera and San Pablo Sur mines which has had an immediate impact on the working environment. Improved ventilation time has resulted in an improvement in working conditions and faster re-entry times following blasting activities. Planning for a central Raise Bore ventilation shaft was cancelled due to unfavorable geotechnical conditions and this planned ventilation location was moved to Palos Chinos. This capital works program will involve approximately 100 meters of decline development which, in addition to helping ventilation will bring mine development closer to the Purisima historical works. Numerous exploration targets have been identified in this southern area of the mineral field. This ventilation development will also be a platform for underground exploration.

Detailed activities from the four main deposits include:

Tres Amigos

Original mine planning at Tres Amigos anticipated closure by the end of Q1 2025. However, geological reinterpretations and targeted short exploration drifts identified two additional mineralized structures – the Victoria and Alexa veins – located within 40 meters of existing underground infrastructure.

To date approximately 40,000 tons of high-grade ore have been extracted from this high-grade structure. In addition, a new ore drive was completed on the upper levels of the Tres Amigos North Zone which is an area well known for free gold occurrences, providing access to a new high-grade ore face. Mining from this area in Tres Amigos totaled 17,000 tons contributing to Q4 2025 production and is expected to continue throughout 2026. This new access will also enable future diamond drilling to test the north and south extensions of the deposit, with the goal of increasing inventory.

San Pablo Viejo and San Pablo Sur

Throughout Q4 2025, the Company continued mining multiple faces at the San Pablo deposit while advancing development toward the deeper southern extensions.

San Pablo Viejo and San Pablo Sur are expected to remain the primary sources of gold production through 2026 and 2027, with additional upside potential beyond that horizon. Particularly promising is the South Extension at the 500 level, which could yield high-grade (“Bonanza”-style) gold mineralization in the short to mid-term. Ongoing development efforts are positioning the mine for continued growth, including expansion deeper into the La Mochomera vein system.

La Mochomera

The La Mochomera vein is expected to be a significant source of gold production in 2026 and 2027, with especially promising high-grade potential at depth. During Q1 2025, development activities intersected a previously unrecognized high-grade mineralized structure, now designated as the “532 Vein”. The significance and potential of this new discovery are currently being evaluated with approximately 3,000 tons of high-grade material extracted from this vein.

Palos Chinos

Palos Chinos is an ore body which the Company exposed in January 2025 from the La Mochomera underground infrastructure with the first ore being extracted in January 2025. By the end of Q4 2025, the Company had completed 4 development levels on this vein and mined 3,500 tons of ore. In 2026, this ore body will be an important source of high-grade ore.

Results for the Years Ended December 31, 2025 and 2024

REVENUE: Revenue increased approximately 26% to $58,467,565 for the year ended December 31, 2025 from $46,503,016 for the year ended December 31, 2024. This was primarily due to an increase in net revenue per ounce from $2,113 to $2,804, partially offset by a decrease in gold ounces sold.

OPERATING COSTS: Operating costs for the year ended December 31, 2025 and 2024 were $40,223,275 and $47,898,208, respectively. The cost decrease for year ended December 31, 2025 reflected $9.0 million in capitalized mine development costs, and $2.6 million in property, plant and equipment incurred beginning January 2025 following the issuance of the Company’s Maiden Mineral Reserve Estimate under Reg. S-K 1300 and the resulting change to the Company’s capitalization policies. These costs were expensed as operating costs during 2024.

DEPRECIATION AND DEPLETION: Depreciation and depletion expense for the year ended December 31, 2025 and 2024 were $964,295 and $Nil, respectively. With the Company’s transition from Exploration Stage to Production Stage under S-K 1300, the Company began capitalizing mine development costs and commenced depreciation and depletion charges on a units-of- production basis.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the years ended December 31, 2025 and 2024 were $6,192,509 and $4,157,425 respectively. These general and administrative expenses represent costs incurred in operating the Company that are not directly related to site-based processing or exploration activities, and include management, accounting, and legal expenses. Increases to general and administrative expenses in 2025 primarily relate to an increase in consulting and professional fees related to the Company’s legal matters, together with increased bonus expense.

STOCK-BASED COMPENSATION EXPENSE: Stock-based compensation expense was $1,249,459 and $1,219,062 for the years ended December 31, 2025 and 2024, respectively and was related to the vesting of restricted stock awards issued in 2024 combined with shares awarded in 2025.

ACCRETION EXPENSE: Accretion expense for the year ended December 31, 2025 and 2024 was $42,004 and $18,260, respectively. The Company began accreting its asset retirement obligation (“ARO”) on January 1, 2024, related to estimated costs to decommission the milling plant and tailings pond at the estimated life of the mines in operation at the establishment of the ARO in 2023 as a result of the expansion of the milling operation.

OTHER EXPENSE: Other income (expense) for the years ended December 31, 2025 and 2024 was $471,590 and $1,247,352 respectively. Included in 2025 was interest expense of $1,613,836, mark-to-market loss on the derivative liability of $356,863, currency translation gain of $5,139,258, and other expense of $3,640,149. Included in 2024 was interest expense of $1,696,258, mark-to-market gain on the derivative liability of $905,174, currency translation loss of $506,439 and other income of $50,171.

OTHER COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized foreign currency translation gain for the period. The Company’s other comprehensive loss for the years ended December 31, 2025 and 2024 consisted of unrealized foreign currency translation gains (losses) of $(8,531,837) and $(2,486,399), respectively.

Liquidity and Capital Resources

As of December 31, 2025, the Company had negative working capital of $31,735,708, a decrease of $13,383,323 from the working capital maintained by the Company of negative $18,352,385, as of December 31, 2024. The primary reasons for the decrease is related to a decrease in cash related to the Company’s net loss, reclassification of a portion of the Company’s foreign tax receivable to long term and an increase in short term trade liabilities.

Cash from operations for the year ended December 31, 2025 was $5,757,148 compared to net cash used of $8,014,004 during the year ended December 31, 2024. The improvement in the cash flow from operations was primarily attributable to the Company’s income generated in 2025, driven by increased revenue and lower mine operating costs.

Cash used in investing activities for the year ended December 31, 2025 totaled $11,526,369 compared to $6,755 during the year ended December 31, 2024. The increase reflected $9.03 million in capitalized mine development costs incurred beginning January

2025 following the issuance of the Company’s Initial Mineral Reserve Estimate under S-K 1300 and the resulting change to the Company’s capitalization policies.

Cash provided by financing activities for the year ended December 31, 2025 and 2024 was $5,059,294 and $8,495,282, respectively. The net cash provided by financing activities during the year ended December 31, 2025 came from $17,650,000 of advances from the company’s Revolving Credit Line ("RCL”) offset by $12,500,000 in payments on the RCL and $90,706 in operating lease payments.

Through December 31, 2025, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product. The revenue from operations was supplemented by proceeds from the sale of common stock and customer advances as well as the cash flow from operations. Although the Company has incurred net losses and net cash outflows from operating activities and investing activities for the year ended December 31, 2025, there were many expenses which were made that were not expended for the production of revenue, such as exploration drilling and mine expansion costs. If these expenses had not been made, the Company’s net loss would have been minimized. The Company believes its revenue will be greater due to material being mined from the additional mine opened and improvements made to the productivity of the milling activities. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

Capital Expenditures

Primary capital expenditures in 2025 have been directed toward increasing underground infrastructure development and enhancing processing capacity at the SJG mine. Average underground capitalized development in Q4 2025 was 1,267 meters per month, compared to 380 meters per month in 2024. Processing systems have been upgraded through the installation of new Falcon units and the repurposing of the original grinding mill. Additional equipment acquisitions and infrastructure improvements have also enhanced site access and operational capacity. Effective January 1, 2025, capital expenditures are capitalized in accordance with S-K 1300. See Note 3 of the consolidated financial statements. Total capital expenditures in 2025 were $11.5 million.

Exploration Activity

The Company continues to invest in exploration spending on near-mine extensions as well as geological studies and reinterpretations. The Company completed a Mineral Resource Estimate under S-K 1300 in the second quarter of 2025 covering San Pablo Sur, San Pablo, La Mochomera and the Tres Amigos ore bodies which includes development proposals for additional exploration of ore veins in the short and mid-term.

The Company expects to start underground mine extension drilling at the start of Q2 2026 and expand exploration to surrounding areas by year-end. Part of this activity will be a re-analysis of the previous surface geophysical surveys. Exploration will focus on growing the known resources and increasing the reserve inventory at the SJG mine.

The Company intends to prioritize exploration of high-grade underground targets that can be readily incorporated into the SJG mine plan, as well continue the regional program to better understand the broader potential of the land package associated with the SJG mine. Additionally, planning for deeper and lateral drilling between the San Pablo and Tres Amigos veins has highlighted the potential to extend high-grade underground resources at the SJG mine, especially in areas previously considered discontinuous due to faulting. The Company has identified opportunities to develop San Pablo, San Pablo Sur, La Mochomera, and Tres Amigos exploration potential. At the La Mochomera deposit, the Company plans to explore southward toward the historic Palos Chinos and Purisima mines, which operated over 100 years ago as high-grade producers. Of note is the Palos Chinos exploration target, located within 40 meters of the existing La Mochomera mine infrastructure.

In June 2025, the Company provided an update on exploration activities at the SJG mine. This update included the preliminary identification of two potential high-grade mineralized zones situated adjacent to existing mine infrastructure. These zones are currently under evaluation for future exploration and development potential.

Note: Assay results referenced in this Annual Report on Form 10-K are based on internal laboratory analyses conducted at the SJG mine plant. They have not been verified by an independent third-party laboratory and do not conform to disclosure standards such as S-K 1300 or NI 43-101.

Over the past year, the Company has been compiling and interpreting geological, geochemical, geophysical, and historical mining data to support an exploration diamond drilling program planned for Q2/2026. This review has led to the identification of the Victoria zone, a previously undocumented mineralized structure located approximately 40 meters from the upper-level development at the Tres Amigos mine (see Figures 1 and 2). Similarly, analysis of historical workings mining activity has highlighted the potential of the Palos Chinos zone, situated near active workings at La Mochomera (see Figure 3). Both zones are undergoing early-stage evaluation through exploration drifting, geological mapping, channel sampling, and internal bulk sampling. Material is being processed at the SJG mine plant to assess mineralization, metallurgy, and gold recovery characteristics.

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

Figure 3: Image showing existing underground infrastructure at the La Mochomera vein system, showing the special relationship to the newly identified Victoria vein and its proximity to the Palos Chinos exploration drift.

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

OUTLOOK (SJG MINE)

With the development progress achieved in Q4 2025 and the increase in mining faces now available to the Company, management remains confident in the ongoing progress and long-term performance of the SJG mine. The Company’s focus for 2026 is to improve production and grade through the implementation of additional and ongoing operational enhancements and development work.

While the Company made significant headway in 2025, optimization efforts will continue to focus on improving gold ore grades to the mill, throughput rates, and recoveries. San Pablo Sur, San Pablo, La Mochomera, Palos Chinos and the Tres Amigos ore bodies are expected to remain the main contributors to production in the year ahead. Further development in these areas will also be a key focus to access additional high-grade zones and additional mining faces.

The capital works program to add a primary gravity gold circuit to the processing plant involved the installation of three new Falcon units installed downstream of the ball mills to recover the significant portion of the free gold present in the San Pablo, San Pablo Sur, Tres Amigos and La Mochomera deposits. The three new Falcon units are performing as designed recovering approximately 30% of the gold in a specific gravity gold concentrate (average ~300 g/t Au) which achieves a higher payability factor. The target for 2026 is for the process plant to achieve a processing rate between 750 to 800 tpd.

A new tailings dam was completed during Q3 2024, with an estimated storage capacity of 670,751 cubic meters, distributed over four stages to accommodate up to three years of additional tailings. The third-stage facility is currently in use, and planning for construction of the fourth stage is underway. The Company has also begun evaluating a potential location for a third tailings storage facility at the SJG mine. These studies include environmental and geotechnical surveys to identify a preferred site.

Plan of Operation

The plan of operation for 2026 includes the continued enhancement of site infrastructure and processing capabilities, along with expanded exploration drilling at the SJG mine. During 2025, the Company processed an average of approximately 700 tons of material per day. For the first two months of 2026 an average of 755 tons of material was milled and the Company anticipates increasing daily processing throughput towards an average of 750 to 800 tons per day. The Company has installed processing capacity of up to 900 tons per day (with three ball mills), with a target rate of achieving an average of 800 tons per day taking into consideration planned maintenance downtime. The Company has continued underground development as part of its exploration activities on additional target areas (Vein 532, Victoria and Palos Chinos structures) which are anticipated to yield higher-grade material for processing. The Company anticipates that a combination of higher-grade feed material, increased processing throughput, and higher gold prices will have the potential to significantly increase revenue in 2026, as part of its ongoing exploration and project optimization efforts.

The Company plans to commence its exploration drilling program from underground in Q2 2026 having already obtained firm quotes from contractors to undertake the work. Ongoing decisions regarding the scope and direction of the program will be guided by drilling results, corporate strategy, market conditions, as well as surface mapping, sampling, and target generation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements as of and for the year December 31, 2025 and 2024 included in this Annual Report on Form 10-K have been audited by Davidson & Company LLP, independent registered public accounting firm, as set forth in their report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

DynaResource, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DynaResource, Inc. (the “Company”), as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of DynaResource, Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of December 31, 2025, the Company had negative working capital of $31,735,708, an accumulated deficit of $65,353,966, and for the year ended December 31, 2025, had a net income of $3,817,103. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of these critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stage of Production of the San José de Gracia Mine

As described in Note 3 and Note 5 to the financial statements, the Company filed with the SEC a Technical Report Summary (“TRS”), for the San José de Gracia mine prepared in accordance with the requirements of S-K 1300. The TRS includes the Company’s declaration of mineral reserves and supports the transition from an Exploration Stage issuer to a Production Stage issuer. As a result of the declaration of proven and probable mineral reserves, the Company has revised certain accounting estimates prospectively, including the capitalization of certain development costs, and the commencement of systemic depletion of applicable assets

Our audit procedures included the following:

•
Evaluating the appropriateness of management’s estimates, including the reasonability of additions made to the mineral property and the depletion recorded.
•
Using an auditor expert to evaluate the Technical Report Summary, including the proven and probable reserves at the San José de Gracia mine to support the transition of the mining cycle stage.

Deferred Tax Asset

As described in Note 14 to the financial statements, the Company has recognized significant deferred tax assets in respect of unused tax losses. The recovery of the deferred tax assets depends on achieving sufficient taxable profits in the future. Future taxable profits to be used for utilization of tax losses accumulated by the Company mainly represent income from mining operations to be earned by the Company’s main operating subsidiary. The assessment of the potential to utilize the tax losses is dependent on the forecast profitability of the subsidiary. This requires management’s judgment and estimation on key inputs such as expected production, sales volumes, commodity prices, grade and tonnage estimates and operating costs. There is inherent uncertainty involved in forecasting timing and quantum of future taxable profits, which support the extent to which tax assets are recognized. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the judgments made by management in their taxable profits forecast model.

Our audit procedures included the following:

•
Evaluating the appropriateness of management’s key assumptions and estimates used by management to allocate profit between the Company’s entities, and the likelihood of generating sufficient future taxable profits to support the recognition of deferred tax assets.
•
Using our in-house tax specialists, to evaluate the appropriateness of the application of relevant tax legislation by the Company, in relation to the utilisation of tax losses.

We have served as the Company’s auditor since 2023.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada Chartered Professional Accountants

April 1, 2026

DYNARESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2025 AND 2024

	2025	2024
		(Restated - Note 2)
ASSETS
Current assets
Cash	$4,171,891	$4,781,352
Accounts receivable	—	1,208,346
Concentrate and ore inventories (Note 4)	1,595,363	1,576,392
Foreign tax receivable	1,424,244	2,690,309
Supplies inventory	2,313,917	1,258,064
Other current assets (Note 6)	694,939	656,239
Total current assets	10,200,354	12,170,702

Mineral property interests, plant and equipment (net of accumulated depreciation and depletion of $1,094,835 and $42,738) (Note 5)	17,308,323	4,211,968
Right-of-use assets, net	500,392	734,229
Deferred tax asset (Note 14)	2,349,186	4,633,513
Foreign tax receivable	27,238,331	16,613,129
Other assets	—	160,406
TOTAL ASSETS	$57,596,586	$38,523,947

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 7)	$17,305,927	$7,352,435
Accrued mining taxes and other liabilities (Note 7)	9,786,005	8,246,290
Derivative liability (Note 8)	1,249,030	892,167
Credit line (Note 9)	8,333,333	9,850,000
Current portion of operating lease payable (Note 15)	87,689	122,630
Concession duties payable (Note 10)	5,174,078	4,059,565
Total current liabilities	41,936,062	30,523,087
Credit line (Note 9)	6,666,667	—
Operating lease payable, less current portion (Note 15)	511,317	702,531
Deferred tax liability (Note 14)	622,030	307,777
Asset retirement obligation (Note 11)	2,831,430	223,520
Other liabilities	266,550	—
TOTAL LIABILITIES	52,834,056	31,756,915

TEMPORARY EQUITY
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY) (Note 12)
Common Stock, $0.01 par value, 40,000,000 and 40,000,000 shares authorized 29,315,726 and 23,371,708 issued and outstanding	293,157	293,157
Series E Senior Convertible Preferred Stock, $0.0001 par value, 1,552,795 and 0 shares authorized, issued and outstanding	2,500,000	2,500,000
Preferred rights	40,000	40,000
Additional paid-in-capital	70,168,395	69,131,186
Treasury stock, 37,180 and 37,180 shares at cost	(95,023)	(95,023)
Accumulated other comprehensive income (loss)	(8,647,513)	(1,788,699)
Accumulated deficit	(65,353,966)	(69,171,069)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(1,094,950)	909,552
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	57,596,586	38,523,947

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
		(Restated - Note 2)
REVENUE	$58,467,565	$46,503,016
Operating costs	(40,223,275)	(47,898,208)
Depreciation and depletion	(964,295)	—
GROSS PROFIT	17,279,995	(1,395,192)

OTHER OPERATING EXPENSES:
General and administrative expenses	6,192,509	4,157,425
Stock-based compensation (Note 13)	1,249,459	1,219,062
Accretion expense (Note 11)	42,004	18,260
Right of use asset amortization	98,388	114,593
Depreciation and amortization	31,625	30,499
	7,613,985	5,539,839
OPERATING INCOME (LOSS)	9,666,010	(6,935,031)

OTHER (INCOME) EXPENSE:
Foreign currency losses	(5,139,258)	506,439
Interest expense	1,613,836	1,696,258
Derivative mark-to-market loss (gain) (Note 8)	356,863	(905,174)
Other expenses (income)	3,640,149	(50,171)
TOTAL OTHER (INCOME) EXPENSE	471,590	1,247,352
NET INCOME (LOSS) BEFORE TAXES	9,194,420	(8,182,383)

Mining tax expense (Note 14)	1,790,760	890,459
Income tax expense (Note 14)	3,586,557	(551,399)
TOTAL TAX EXPENSE	5,377,317	339,060

NET INCOME (LOSS)	3,817,103	(8,521,443)

DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(234,299)	(234,299)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	3,582,804	(8,755,742)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.
Basic income (loss) per common share	0.12	(0.35)
Weighted average shares outstanding – Basic	29,315,726	24,680,167
Diluted income (loss) per common share	0.13	(0.35)
Weighted average shares outstanding – Diluted	37,864,832	24,680,167

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(6,858,814)	(2,486,399)
TOTAL OTHER COMPREHENSIVE LOSS	(6,858,814)	(2,486,399)
TOTAL COMPREHENSIVE LOSS	(3,041,711)	(11,007,842)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred E		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

Balance January 1, 2024 (restated)	—	$—	23,371,708	$233,717	1	$40,000	$61,509,032	37,180	$(95,023)	$697,700	$(60,649,626)	$1,735,800
Issuance of Common Stock	—	—	5,769,231	$57,692	—	—	5,942,308	—	—	—	—	6,000,000
Sales of Series E Convertible Preferred Stock	1,552,795	2,500,000	—	—	—	—	—	—	—	—	—	2,500,000
Stock Issued for Services	—	—	287,287	2,873	—	—	459,659	—	—	—	—	462,532
Stock Compensation - Vesting	—	—	—	—	—	—	1,219,062	—	—	—	—	1,219,062
Cancellation of Shares	—	—	(112,500)	$(1,125)	—	—	1,125	—	—	—	—	-
Other Comprehensive Income	—	—	—	—	—	—	—	—	—	(2,486,399)	—	(2,486,399)
Net Loss	—	—	—	—	—	—	—	—	—	—	(8,521,443)	(8,521,443)
Balance, December 31, 2024	1,552,795	2,500,000	29,315,726	293,157	1	40,000	69,131,186	37,180	(95,023)	(1,788,699)	(69,171,069)	909,552

Balance January 1, 2025 (restated)	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$69,131,186	37,180	$(95,023)	$(1,788,699)	$(69,171,069)	$909,552
Stock Issued for Services	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation - Vesting	—	—	—	—	—	—	1,037,209	—	—	—	—	1,037,209
Other Comprehensive Income	—	—	—	—	—	—	—	—	—	(6,858,814)	—	(6,858,814)
Net Income	—	—	—	—	—	—	—	—	—	—	3,817,103	3,817,103
Balance, December 31, 2025	1,552,795	2,500,000	29,315,726	293,157	1	40,000	70,168,395	37,180	(95,023)	(8,647,513)	(65,353,966)	(1,094,950)

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,817,103	$(8,134,852)
Adjustments to reconcile net income to cash used in operating activities
Derivatives mark-to-market gain	356,863	(905,174)
Accretion expense	42,004	18,260
Depreciation and depletion (Note 5)	995,920	30,499
Right-of-use asset amortization	98,388	114,593
Other expense	1,182,621	—
Stock-based compensation	1,249,459	1,219,062
Deferred tax	2,598,580	211,698
Foreign exchange	(6,706,735)	—
Operating cash flows before change in non-cash working capital items	3,634,203	(7,445,914)
Change in operating assets and liabilities
Accounts receivable	1,208,346	(327,873)
Inventories	(1,232,298)	233,211
Foreign tax receivable	(6,480,799)	(6,962,321)
Other assets	180,673	(1,091,821)
Accounts payable and accrued expenses	8,180,473	7,580,714
Other liabilities	266,550	—
Change in non-cash working capital items	2,122,945	(568,090)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,757,148	(8,014,004)

CASH FLOWS FROM INVESTING ACTIVITIES
Mine development	(8,911,872)	—
Purchase of equipment	(2,614,497)	(6,755)
CASH FLOWS USED IN INVESTING ACTIVITIES	(11,526,369)	(6,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit line (Note 9)	17,650,000	12,000,000
Proceeds from sale of common stock	—	6,000,000
Proceeds from sale of Series E Convertible Preferred Stock (Note 12)	—	2,500,000
Payments of credit line (Note 9)	(12,500,000)	(11,900,000)
Operating lease payments	(90,706)	(104,718)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,059,294	8,495,282

Effects of foreign currency in cash	100,466	(1,296,884)
NET INCREASE (DECREASE) IN CASH	(609,461)	(822,361)
CASH AT BEGINNING OF YEAR	4,781,352	5,603,713
CASH AT END OF YEAR	4,171,891	4,781,352

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,721,045	$955,272
Cash paid for income taxes	$—
Conversion of accrued expenses into common stock	$—	$462,532

The accompanying notes are an integral part of these consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization

DynaResource, Inc. (the “Company” or “DynaResource”) was organized September 28, 1937, as a California corporation under the name of West Coast Mines, Inc. In 1998, the Company re-domiciled to Delaware and changed its name to DynaResource, Inc. The Company, including its subsidiaries, is in the business of acquiring, investing in, and developing precious metal properties, and the production of precious metals.

As of December 31, 2025 the Company had one wholly owned subsidiary in the United States, DynaMéxico US Holding, LLC (“US Holding”) and four wholly owned subsidiaries in México, DynaResource de México, S.A. de C.V. (“DynaMéxico”), Mineras de DynaResource S.A. de C.V. (“DynaMineras”), DynaResource Operaciones de San Jose De Gracia S.A. de C.V. (“DynaOperaciones”), and Minera de Alica S.A. de C.V., (“DynaAlica”).

Although the Company considers the four Mexican subsidiaries to be wholly owned, each has issued one qualifying share to a second shareholder as required under Mexican law, with such qualifying shares held by US Holding. DynaMéxico owns a portfolio of mining concessions that currently comprises its interest in the San José de Gracia mine (“SJG mine”) in northern Sinaloa State, México.

Principles of Consolidation

The consolidated financial statements include the accounts of DynaResource, as well as its wholly-owned subsidiaries DynaMéxico, DynaMineras, DynaOperaciones and DynaAlica. All significant intercompany transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

Significant Accounting Policies

The Company’s management selects accounting principles generally accepted in the United States (“GAAP”) and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenues and expenses. The accounting policies used conform to GAAP which have been consistently applied in the preparation of these consolidated financial statements.

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting controls and preventing and detecting fraud. The Company’s system of internal accounting controls is designed to assure, among other items, that: (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented.

Basis of Presentation

The Company prepares its consolidated financial statements on the accrual basis of accounting in conformity with GAAP.

Going concern

These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying value in the normal course of business for the foreseeable future. As of December 31, 2025, the Company had negative working capital of $31,735,708, an accumulated deficit of $65,353,966, and for the year ended December 31, 2025, had a net income of $3,817,103. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital as needed from the sales of stock, additional debt financing or debt refinancing as may be required. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and disclosures of contingent assets and liabilities. Actual results could differ materially from those estimates.

Production Stage Issuer

The definitions of Measured mineral resource, Mineral reserve and Mineral resource are set forth in Regulation S-K, Item 1300 ("S-K 1300”).

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

Effective January 1, 2025, following the completion of a Mineral Reserve estimate in accordance with S-K 1300, the Company transitioned from an Exploration Stage issuer to a Production Stage issuer. In connection with this transition, the Company updated its accounting estimates related to the capitalization of development costs and its depreciation and depletion methodologies. This change is treated as a change in accounting estimate under Accounting Standards Codification ("ASC”) 250, and has been applied prospectively from January 1, 2025.

Segment Information

The Company operates as one reportable segment, focused on the exploration, development, production and sale of gold and silver in Mexico.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Cash balances may, at times, exceed the Federal Deposit Insurance Corporation ("FDIC”) insurance limits. As of December 31, 2025, the Company had $3,164,645 of deposits in United States banks, and $1,007,246 in Mexico banks. In addition, the Company does not have any cash equivalents as of December 31, 2025 and 2024. The Company reduces this risk by maintaining such deposits at high quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consists of trade receivables which are recorded net of allowance for doubtful accounts for the sale of metal concentrate, as well as net of an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. The allowance for accounts receivable is recorded when receivables are considered to be uncollectible. As of December 31, 2025 and 2024, no allowance has been made. As of December 31, 2025 management believes all accounts receivable are fully collectable.

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

Foreign Tax Receivable

Foreign tax receivable is comprised of recoverable value-added taxes ("IVA”) paid to the Mexican government on goods and services. Under certain circumstances, IVA is recoverable by filing a tax return. Amounts paid are tracked and recognized as receivables until collected.

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

Mineral Property Interests, Plant and Equipment and Mine Development Costs

Mineral property interests:

Mineral property interests consist of capitalized expenditures related to the development of mineral properties and mining concessions arising from acquisitions. The amount capitalized represents the fair value of the mineral property and associated mining concessions at the time of acquisition.

Development costs include engineering and metallurgical studies, drilling, and related costs to delineate an ore body, and the construction of access paths and other infrastructure to gain access to the ore body at underground mines. Development costs are expensed as Development and Stripping Costs when incurred until an economically viable deposit has been delineated, at which point such costs are capitalized. Where multiple open pits exist at a mine, pre-stripping costs are capitalized separately for each pit. Production commences when saleable minerals, beyond a de minimis amount, are produced.

During the production phase of a mine, costs incurred to provide access to reserves and resources that will be produced in future periods and that would not have otherwise been accessible are capitalized and included in the carrying value of the related mineral property interest.

When proven and probable mineral reserves exist, development costs are capitalized. Drilling and related costs are capitalized for an ore body where an economically viable deposit exists and the activities are directed at obtaining additional information, providing greater definition of the ore body, or converting non-reserve mineralization to proven and/or probable reserves if the benefit is expected to be realized over a period beyond one year. All other drilling and related costs are expensed as incurred as Exploration or Development and Stripping Costs. Exploration costs include costs incurred to identify new mineral resources, evaluate potential resources, and convert mineral resources into proven and probable mineral reserves. Drilling costs incurred for the purpose of operational ore control during the production stage, rather than for obtaining additional information about the ore body, are allocated to inventory costs and then expensed as a component of production costs applicable to sales once revenue from the sale of inventory is realized.

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

Future cash flows are estimated based on quantities of recoverable mineralized material, expected gold and silver prices (considering current and historical prices, trends, and relevant market factors), production levels, operating costs, capital requirements and reclamation obligations, all based on current life-of-mine plans. The term "recoverable mineralized material” refers to the estimated quantity of gold or other commodities recoverable after accounting for processing and treatment losses.

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

A write-down to fair value would be recorded if the expected future cash flow is less than the net book value of the property, or when events or changes in the property indicate that carrying amounts are not recoverable. This analysis will be completed as needed. As of the date of this filing, no events have occurred that would require the write-down of any assets. As of December 31, 2025 and 2024, no indications of impairment existed.

Asset Retirement Obligation (“ARO”)

The Company recognizes asset retirement obligations (“AROs”) for the estimated future costs associated with the closure, dismantling, remediation, and post‑closure monitoring of its mining operations. These obligations include, among other activities, the decommissioning and removal of infrastructure, stabilization and closure of tailings storage facilities, sealing of underground mine workings, management and disposal of residual materials, remediation of disturbed areas, and required post‑closure environmental monitoring.

AROs are recognized in the period in which a legal or constructive obligation associated with the retirement of a long‑lived asset is incurred and the obligation can be reasonably estimated. Asset retirement costs are capitalized as part of the carrying amount of the related long‑lived asset when proven or probable mineral reserves exist or when the costs relate to an acquired mineral property interest. Otherwise, such costs are expensed as incurred. ARO liabilities are subsequently accreted over time, with accretion recognized as an operating expense.

Prior to January 1, 2025, the Company was classified as an Exploration Stage issuer and had not demonstrated proven or probable mineral reserves. Accordingly, asset retirement costs did not qualify for capitalization and were expensed as incurred.

The fair value of the Company’s ARO is measured using an expected present value technique in accordance with ASC 410‑20. Expected future cash flows are based on a comprehensive closure plan and reflect management’s best estimate of costs that a market participant would incur to perform the required closure and remediation activities. These cash flows are discounted using a credit‑adjusted risk‑free rate that reflects the Company’s credit standing.

The Company records the fair value of a liability for an ARO in the period that it is incurred if a reasonable estimate of fair value can be made. The Company prepares estimates of the timing and amounts of expected cash flows when an ARO is incurred, which are updated to reflect changes in facts and circumstances. Estimation of the fair value of AROs requires significant judgment, including amount of cash flows, timing of reclamation, inflation rate and credit risk. Accrued reclamation and closure costs can represent a significant and variable liability on our balance sheet. The Company has estimated its liabilities under appropriate accounting guidance and reviews its liabilities on at least an annual basis. However, the ranges of liability could exceed the liabilities recognized. If substantial damages were awarded, claims were settled, or remediation costs were incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

Property Holding Costs

Holding costs to maintain the SJG mine property are expensed in the period they are incurred. These costs include security and maintenance expenses, lease and claim fees and payments, and environmental monitoring and reporting costs.

Exploration Costs

Exploration costs, including exploration, direct field costs and related administrative costs are expensed in the period incurred.

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows for the years ended December 31, 2025 and 2024 (Mexican Pesos per one U.S. dollar):

		December 31, 2025	December 31, 2024
Current exchange rate	Pesos	17.95	20.86
Weighted average exchange rate for the year ended	Pesos	19.21	18.33

The Company recorded currency transaction gains (losses) of $5,192,079 and $(506,439) for the years ended December 31, 2025 and 2024, respectively.

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

During the years ended December 31, 2025 and 2024, there were $Nil and $9,350,000, respectively of revenue recognized during the year from customer deposit liabilities (deferred contract revenue) from prior periods, and no customer deposits were refunded to the customer due to order cancellation.

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

The Company’s Series C Preferred Stock and related outstanding dividends were convertible into 2,942,695 and 2,853,721 shares of common stock at December 31, 2025 and 2024, respectively. The Company’s Series D Preferred Stock and related outstanding dividends were convertible into 851,200 and 820,800 shares of common stock at December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company had warrants outstanding to purchase 892,165 shares of common stock. During the years ended December 31, 2025 and 2024 the Company has options outstanding to purchase 1,150,000 and 1,150,000 shares of common stock. These shares related to these potentially dilutive common shares are excluded from the weighted average diluted shares outstanding for the year ended December 31, 2025 and 2024, as including them would be anti-dilutive.

	Years ended December 31,
	2025	2024
Net income (loss) attributable to common shareholders	$3,582,804	$(8,755,742)
Shares:
Weighted average number of common shares outstanding, Basic	29,315,726	24,680,167

Weighted average number of common shares outstanding, Diluted	37,864,832	24,680,167

Basic income (loss) per share	$0.12	$(0.35)

Diluted income (loss) per share	$0.13	$(0.35)

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

Significant Judgments, Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. These judgments, estimates and assumptions are regularly evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances. While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

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

Reclassification

Certain prior period amounts in the Consolidated Balance Sheets have been reclassified to conform with current period presentation. All amounts previously presented under "Mining Concessions” as of December 31, 2024, have been reclassified to "Mineral Property Interests, Plant and Equipment”. See Note 3. Amounts relating to accrued interest on the Francisco Arturo mining concession duties payable (Note 11) that were previously included under "Accrued Liabilities” as of December 31, 2024 have been reclassified to "Mining concession duties payable”. In addition, certain non-trade obligations previously included under accounts payable and accrued liabilities as of December 31, 2024 have been reclassified to "Accrued mining taxes and other liabilities”. These reclassifications better reflect the nature of the liabilities and had no effect on current liabilities, net income or cash flows in any period reported.

Amounts in the Consolidated Statements of Operations and Comprehensive Income (Loss) related to mine development and stripping costs for the year ended December 31, 2025 have been included as part of mine production costs to conform to the current year presentation. See Note 3. This reclassification better reflects the nature of the costs and had no effect on net income or cash flows in any period presented. In addition, effective for the year ended December 31, 2025, the Company reclassified and consolidated previously reported cost categories—including Mine Production Costs, Mill Production Costs Applicable to Sales, Camp, Warehouse and Facilities, Transportation Costs, Property Holding Costs, Facilities Expansion Costs, and Exploration Drilling—into a single line item titled ‘Operating Costs.’ This reclassification has been applied retrospectively, and all prior period amounts previously disclosed under these categories have been adjusted to conform to the current period presentation.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments primarily affect disclosure requirements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance enhances the transparency and decision usefulness of income tax disclosures by requiring, among other things, expanded disclosures related to the effective tax rate reconciliation and income taxes paid.

Adoption of ASU 2023-09 requires public entities to:

•
Present a tabular reconciliation of the statutory federal income tax rate to the effective income tax rate using specified categories, including a requirement to disaggregate reconciling items that exceed a quantitative threshold;
•
Disclose income (loss) before income taxes disaggregated between domestic and foreign operations; and

•
Disclose in the supplemental disclosures within the statement of cash flows, income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions, including further disaggregation for individual jurisidictions that are significant

The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments primarily affect disclosure requirements.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In August 2025, management determined that the Company had accounted for Special and Extraordinary Mining Duties in Mexico inaccurately in certain prior periods, and that, mining tax expense and mining tax liabilities were not recognized in connection with consolidated financial statements prepared for the fiscal years ended December 31, 2021, 2022, and 2023 contained in its Annual Reports on Form 10-K for those years. As a result of these misstatements, the Company is restating certain financial information for the periods noted. All restated financial information is included in this Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), and the Company has not filed, and does not intend to file, amendments to any of our filings that the Company have previously filed with the SEC.

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

Items Included in this Filing

This Form 10-K includes restated consolidated financial statements and related disclosures as of and for the years ended December 31, 2021, 2022, 2023 and 2024.

The impact of the correction of the misstatements on the consolidated financial statements related to the mining duties for the years ended December 31, 2021, 2022, 2023 and 2024, which have now been corrected, is summarized below. The applicable accompanying notes to the consolidated financial statements have also been updated, as applicable. The following amounts reflect the impact of the correction attributable to each individual reporting period; the cumulative effect of the prior‑period misstatement is reflected in the revised comparative financial statements and is disclosed below for the most recently comparable prior period.

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

The cumulative effect of the correction through December 31, 2024 is reflected as an adjustment to opening retained earnings and agrees to the revised consolidated financial statements.

NOTE 3 - CHANGE IN ACCOUNTING ESTIMATE DUE TO TRANSITION TO PRODUCTION STAGE

On May 20, 2025, the Company filed with the SEC a Technical Report Summary ("TRS”) for the SJG mine prepared in accordance with the requirements of S-K 1300. The TRS includes the Company’s first declaration of mineral reserves and supports the transition from an Exploration Stage issuer to a Production Stage issuer.

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

• Effective January 1, 2025, mine development costs that are directly related to sustaining and production-related activities are capitalized as part of "Mineral Property Interests, Plant and Equipment.”

• As a result capitalization of development costs during the year ended December 31, 2025 increased by approximately $8.9 million, compared to prior periods.

2. Depreciation and Depletion

• Beginning in 2025, the Company commenced depletion of capitalized mine development costs and depreciation of mineral property interests (including mining concessions) using the Unit-of-Production ("UOP”) method, based on total proven and probable mineral reserves.

• As a result depreciation and depletion expense during the year ended December 31, 2025 increased by approximately $1.4 million, compared to prior periods.

Financial Impact of the Change

The adoption of these revised estimates in 2025 had the following impact on the Company’s financial results:

Impact Area	Increase/(Decrease)
Capitalized Development Costs	$8.9 million
Depreciation and Depletion Expense	$1.4 million

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

NOTE 4 – CONCENTRATE AND ORE INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances as of December 31, 2025 and 2024, respectively, were as follows:

	2025	2024
Mined Tonnage	$899,302	$1,406,448
Gold-Silver Concentrates	696,061	169,944
Total Inventories	$1,595,363	$1,576,392

NOTE 5 – MINERAL PROPERTY INTERESTS, PLANT AND EQUIPMENT

Mineral property interests, plant and equipment consists of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Mineral property interests, cost
Mining concessions	$4,132,678	$4,132,678
Mine development	8,911,872	—
Subtotal	13,044,550	4,132,678
Less: accumulated depletion	(964,295)	—
Mineral property interests, carrying value	$12,080,255	$4,132,678

Plant and equipment, cost
Construction in progress	$542,000	$—
Plant and equipment	2,228,651	73,691
Other	2,587,966	48,337
Subtotal	5,358,617	122,028
Less: Accumulated depreciation and amortization	(130,549)	(42,738)
Plant and equipment, carrying value	$5,228,068	$79,290

Total Property and Equipment	$17,308,323	$4,211,968

Depreciation and amortization has been provided over each asset’s estimated useful life. Depreciation and amortization expense was $31,625 and $30,499 for the years ended December 31, 2025, and 2024 respectively. ARO is included in Other.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist primarily of advances to suppliers and prepaid assets.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2025 and 2024, the Company had the following accrued liabilities:

	December 31,	December 31,
	2025	2024
		(Restated)
Accounts payable	$11,644,576	$5,812,439
Accrued vendors	2,586,453	406,487
Accrued payroll and board fees	222,250	412,500
Accrued interest	135,920	-
Other accrued liabilities	2,716,728	721,009
Trade payables and accruals	$17,305,927	$7,352,435

Accrued mining taxes	7,533,493	6,395,721
Other liabilities	2,252,512	1,850,569
Accrued mining taxes and other liabilities	$9,786,005	$8,246,290

NOTE 8 - DERIVATIVE LIABILITIES

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

The Company classified the inputs in this valuation as Level 3 within the fair value hierarchy under ASC 820 and utilized an equity simulation model to determine the value of conversion feature associated with the 2020 Warrants issued in connection with the notes convertible into Series D Preferred Stock, based on the assumptions set forth below:

	2025	2024
Annual volatility rate	115%	128%
Risk free rate	3.47%	4.25%
Remaining term	4.37 years	5.37 years
Fair value of common stock	$1.40	$1.00

For the years ended December 31, 2025 and 2024, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs.

The below table represents the change in the fair value of the derivative liability during the years ended December 31, 2025 and 2024.

Year Ended	2025	2024
Fair value of derivative (warrants), beginning of year	$892,167	$1,797,341
Exercise of warrants	-	-
Change in fair value of derivative	356,863	(905,174)
Fair value of derivative (warrants), end of year	$1,249,030	$892,167

NOTE 9 – CREDIT LINE

(A) Advance Credit Line Facility/Customer Advances

On February 4, 2021, the Company entered into an Advance Credit Line Facility and Purchase Agreement (the “ACL”), with a commercial buyer. On August 2, 2023, the ACL was extended through December 2026 in an Amendment Agreement (the “Amendment”). Under the terms of the ACL and Amendment:

•
Beginning in September 2023, up to $10 million of the ACL advance may be converted into a one-year installment loan (the “RCL”) bearing interest at 3 month SOFR + 7.5% and amortized as follows: Month 1, interest only; Month 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest. Converting the advance amount into an installment loan will reduce the available on a pro rata percentage basis;
•
If the ACL is converted into the RCL subsequent deliveries during the term of the loan will be paid in cash within ten days of delivery; and

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

On June 20, 2024, the Company amended the terms of the RCL. Under the amendment, the Company could receive up to an additional $4,000,000 under a temporary advance credit line (the "TACL”) at the same interest rate, with the TACL maturing on November 30, 2024. As part of the amendment, the Company also received a put option (the "Put Option”) allowing it to convert up to $9,000,000 of the RCL into common stock at $1.61 per share, exercisable from November 1, 2024 until the November 30, 2024. If both the RCL and the TACL were repaid in full on or before November 30, 2024, the maximum principal amount of the RCL would increase to $12,500,000. However, if the Put Option was exercised for an amount greater than $4,000,000, the maximum principal amount of the RCL would be reduced on a dollar-for-dollar basis by the excess.

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

(C) Amendment to Offtake Agreement and Credit Facility

On August 22, 2025, DynaMexico entered into an amendment (the "Amendment”) to the Gold Concentrate Purchase Agreement originally dated February 1, 2021 (as amended, the "Offtake Agreement”), with MK Metal Trading Mexico S.A. de C.V. ("Buyer”) and Ocean Partners UK Limited ("Ocean Partners UK”).

The Amendment:

• Extends the term of the Offtake Agreement through December 31, 2030, with automatic annual renewals unless terminated by either party with 365 days’ notice;

• Adds Ocean Partners UK as a joint buyer under the Offtake Agreement, with full rights and obligations;

• Establishes a new $15 million Concentrate Credit Facility (the "Credit Facility”), replacing the prior $12.5 million facility, with principal repayable in equal monthly installments over months 7 through 24, bearing interest at 3-month SOFR plus 6.75%;

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

The following is a summary of the activity during the years ended December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Balance beginning of period	$9,850,000	$9,750,000
Advances	17,650,000	12,000,000
Principal Payments	(12,500,000)	(11,900,000)
Balance end of period	$15,000,000	$9,850,000
Current liability	$8,333,333	$9,850,000
Non-current liability	$6,666,667	$-
Future payments (Principal and Interest):
2026	$9,610,921	$-
2027	$6,934,039	$-

Interest expense for the years ended December 31, 2025 and 2024 was $1,291,275 and $1,249,098, respectively.

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

As of June 2019, the Company ceased making monthly payments on the above noted Francisco Arturo concession notes and has petitioned the Hacienda for a reduction in the liability equal to the reduction in the Francisco Arturo concession above. For financial reporting purposes the Company continues to carry all notes at unpaid principal amount and accrues interest on a monthly basis. At December 31, 2025, $2,642,464 (2024 - $2,221,219) of accrued interest on the notes was included in accrued liabilities on the accompanying consolidated balance sheet.

In October 2019, the Company entered into a financing agreement for unpaid mining concession duties on the SJG mine core mining concessions in the amount of $ 299,474. The Company paid an initial 20% payment of $59,895 and financed the balance over 36 months at an interest rate of 22%. Interest expense for the year ended December 31, 2025 was $421,245 (2024 - $449,161).

The following is a summary of the transaction during the years ended December 31, 2025, and December 31, 2024:

Balance December 31, 2024	$4,059,565
Exchange rate adjustment	693,267
2025 Interest	421,246
2025 principal payments	—
Balance December 31, 2025	$5,174,078

NOTE 11 - ASSET RETIREMENT OBLIGATION

The Company is responsible for the reclamation of certain past and future disturbances at its properties. During 2023, a significant upgrade was made to the milling facility and therefore, an ARO was established as of December 31, 2023.

During the year ended December 31, 2025, the Company recorded a change in estimate related to its ARO as a result of completing an updated, comprehensive closure plan. The increase in the ARO was recorded as an increase to mineral property, plant and equipment, with a corresponding increase to the ARO liability. The Company measures AROs using an expected present value technique in accordance with ASC 410‑20 and discounts expected future cash flows using a credit‑adjusted, risk‑free rate. As of December 31, 2025, the discount rate used was 4.92%. The ARO represents estimated undiscounted future cash outflows of approximately $4.7 million, expected to be incurred over the closure and post‑closure periods.

A reconciliation of the Company’s reclamation and remediation liabilities for the years ended December 31, 2025 and 2024, is as follows:

	December 31,	December 31,
	2025	2024
Asset retirement obligation at beginning of year	$223,520	$198,468
Change in estimate	2,565,906	6,792
Accretion	42,004	18,260
Asset retirement obligation at end of year	$2,831,430	$223,520

NOTE 12 – STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock which the Company has the authority to issue is 60,001,000 shares, consisting of (i) twenty million and one thousand (20,001,000) shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 shares are designated as Series C Preferred Stock, 3,000,000 shares are designated as Series D Preferred Stock, and 1,552,795 shares are designated as Series E Preferred Stock, and (ii) forty million (40,000,000) shares of common stock, par value $0.01 per share. As of December 31, 2025, 13,713,213 of Preferred Stock remain undesignated.

Series C Senior Convertible Preferred Stock

As of December 31, 2025 and 2024, there were 1,734,992 shares of Series C Preferred Stock outstanding. As of December 31, 2025, the Series C Preferred Stock is convertible to common stock at $1.95 per share or redeemable in cash at the shareholder’s option and include anti-dilution protection. The Series C Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4% of $4,337,480 payable annually on June 30. As of December 31, 2025, dividends for the years ending December 31, 2017 through 2025 totaling $1,574,274 were in arrears (2024 - $1,400,784).

Because the Series C Preferred Stock is mandatorily redeemable by the Company at the election of the holder upon maturity, it is classified as "temporary equity” on the consolidated balance sheet.

Series D Senior Convertible Preferred Stock

Financing Agreement with Golden Post Rail, LLC, a Texas Limited Liability Company, and with Shareholders of DynaResource

On May 14, 2020, the Company closed an additional financing and related agreements with certain shareholders totaling $4,020,000 which was convertible into shares of Series D Preferred Stock. The noteholders also received the 2020 warrants, as outlined in Note 8, for the purchase of an aggregate of 1,260,633 shares of the Company’s common stock at an exercise price of $0.01 a share.

On October 7, 2021, the Company paid $2,500,000 to repurchase one note. The remaining ten noteholders elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. Concurrently with the note conversion the noteholders exercised 368,468 of the 2020 Warrants to purchase 368,468 shares of the Company’s common stock at $0.01 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4.0% of $1,520,000 payable annually on October 18. As of December 31, 2025 dividends for the years 2022 through 2025 totaling $243,200 were in arrears.

Because the Series D Preferred Stock is mandatorily redeemable by the Company at the election of the holder upon maturity, it is classified as "temporary equity” on the consolidated balance sheet.

Deemed dividends on the Series C and D Preferred Stock for the years ended December 31, 2025 and 2024, were $234,299 and $234,299, respectively. As these dividends have not been declared by the Company, they are required to be presented as an adjustment "below” the net income (loss) line on the accompanying unaudited condensed interim consolidated statements of income.

Series E Convertible Preferred Stock

As of December 31, 2025 and 2024 there were 1,552,795 and nil shares of Series E Preferred Stock outstanding. The Series E Preferred Stocks is convertible on a one-for-one basis into shares of common stock, subject to equitable adjustment. They are eligible to receive the equivalent of any common stock dividend declared but carry no preferred dividend rights and are not redeemable for cash.

Preferred Stock (Undesignated)

In addition to the 1,734,992 shares designated as Series C Preferred Stock, the 3,000,000 shares designated as Series D Preferred Stock, and 1,552,795 such shares designated as Series E Preferred Stock, the Company is authorized to issue an additional 13,713,213 shares of Preferred Stock, each having a par value of $0.0001 per share. The Company’s Board of Director (the “Board”) has authority to issue Preferred Stock from time to time in one or more series and, with respect to each series, to fix and determine by resolution the designations, powers, preferences, rights, qualifications, limitations, and restrictions of such series. At December 31, 2025 and December 31, 2024, there were no other shares of Preferred Stock outstanding.

The shares of each series of Preferred Stock may vary from the shares of any other series thereof in any or all these rights and terms. The Board may increase the number of shares designated for any existing series by resolution, adding authorized but unissued and undesignated shares to that series. Unless otherwise provided in a particular Preferred Stock designation, the Board may also decrease the number of shares designated for any existing series by resolution, returning such shares to the pool of authorized, unissued and undesignated Preferred Stock.

Common Stock

The Company is authorized to issue 40,000,000 common shares at a par value of $0.01 per share. These shares carry full voting rights. At December 31, 2025 and December 31, 2024, there were 29,315,726 and 29,315,726 common stock shares outstanding, respectively. No dividends were declared or paid during the years ended December 31, 2025 and 2024, respectively.

Preferred Rights

The Company issued "Preferred Rights” and received proceeds of $784,500 for these rights. This amount is reflected as "Preferred Rights” within stockholders’ equity in the accompanying consolidated balance sheets. As of December 31, 2025, $744,500 had been repaid, leaving a current balance of $40,000 and $40,000 as of December 31, 2025 and 2024, respectively.

Stock Issuances

•
On June 27, 2024 the Company issued 1,552,795 shares of Series E Preferred Stock for $2,500,000 cash consideration.
•
On June 28, 2024 the Company issued 287,287 shares of common stock with a value of $462,532 to senior executives as compensation.
•
On October 18, 2024 the Company issued 5,769,231 shares of common stock for $6,000,000 cash consideration.

Treasury Stock

There were no treasury stock transactions during the year ended December 31, 2025, or during the year ended December 31, 2024.

There were 37,180 shares of treasury stock outstanding as of December 31, 2025 and 2024.

Warrants

As of December 31, 2025, the Company had outstanding warrants to purchase 892,165 shares of common stock. These warrants were issued as part of the 2020 financing transaction involving notes convertible into Series D Preferred Stock.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Warrants	per share	Life (Years)	Value
Balance at December 31, 2023	892,165	0.01	6.37	—
Exercise of warrants	—	—	—	—
Forfeiture of the warrants	—	—	—	—
Exercisable at December 31, 2024	892,165	0.01	5.37	—
Exercise of warrants	—	—	—	—
Forfeiture of the warrants	—	—	—	—
Balance at December 31, 2025	892,165	0.01	4.37	—
Exercisable at December 31, 2025	892,165	0.01	4.37	—

A derivative liability was recognized upon the issuance of the 2020 Warrants. As of December 31, 2025, the derivative liability totaled $1,249,030. See Note 8 above.

Options

As of December 31, 2025, the Company had outstanding options to purchase an aggregate of 1,150,000 shares of common stock, issued to directors and executive officers as compensation:

On February 16, 2024, in conjunction with joining the Board, Mr. Quinton Hennigh was awarded options to purchase up to 400,000 shares of common stock at an exercise price of $5.00 per share. The options vest in 25% increments on each of the first four anniversaries of the grant date and expiring five years after the grant date.

On June 3, 2024, in conjunction with accepting the position of Chief Executive Officer, Mr. Rohan Hazelton was awarded options to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share. The options vest and become exercisable in one-third increments on each of the first three anniversaries of the grant date and expire five years after the grant date.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Options	per share	Life (Years)	Value
Balance at December 31, 2023	—	—	—	—
Issuance of options	1,150,000	2.88	—
Exercise of options	—	—
Forfeiture of the options	—	—
Balance at December 31, 2024	1,150,000	2.88	3.97	—
Issuance of options	—	—	—
Exercise of options	—	—
Forfeiture of the options	—	—
Balance at December 31, 2025	1,150,000	2.88	2.97	—

As of December 31, 2025, the Company had 350,000 stock options outstanding that were vested and exercisable but not exercised. The weighted‑average exercise price of these options was $2.68, and the weighted‑average remaining contractual term was 2.97 years.

NOTE 13 – STOCK BASED COMPENSATION

On December 28, 2022, the Company issued 1,500,000 shares of restricted common stock to certain key employees and consultants. The shares were 25% vested at issuance and vest an additional 25% on December 28, 2023, 2024, and 2025. The shares were valued at the closing stock price of $2.35 on the date of issuance and accounted for under ASC 718. Stock compensation expense for the years ended December 31, 2025 and 2024 was $1,249,459 and $1,219,062, respectively, representing the 25% vested portion of the total stock value. In addition the 2024 expenses included accelerated vesting of $327,813 due to terminations. In addition to the accelerated vesting 112,500 shares under these awards were cancelled in December 2024. As of December 31, 2025, deferred compensation totaling $nil remained unvested.

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

On November 20, 2025, the Company and Mr. Sotomayor entered into a new employment arrangement pursuant to an Offer of Continued Employment with the Company, which replaced the prior employment agreement. In connection with this arrangement, the Company agreed to provide Mr. Sotomayor with a retention award (the “Retention Bonus”), subject to his continued active employment and compliance with applicable laws, including securities laws. The Retention Bonus is intended to be delivered in the form determined by the Board, in its discretion, of either (i) 225,000 restricted stock units (“RSUs”) or (ii) a number of RSUs having an aggregate value of C$470,000, calculated at the time of issuance.

The RSUs were cancelled and are expected to be reissued at such time as issuance is permitted under applicable laws. Provided Mr. Sotomayor remains actively employed at the time of issuance, the RSUs will be issued promptly in compliance with applicable laws.

On February 16, 2024, in conjunction with joining the Board, Mr. Quinton Hennigh was awarded options to purchase up to 400,000 shares of common stock of the Company at an exercise price of $5.00 per share, with such options vesting in 25% increments on each of the first four anniversaries of the date of the award and exercisable for a period of four years from the date of the grant.

The inputs utilized in calculating the fair are as follows:

Year Ended	December 31, 2025	December 31, 2024
Annual volatility rate	—	127.93%
Risk free rate	—	4.36%
Expected life at issuance	—	5.00
Fair Value of stock options	—	1.15

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

The inputs utilized in calculating the fair value are as follows:

Year Ended	December 31, 2025	December 31, 2024
Annual volatility rate	—	105.55%
Risk free rate	—	4.42%
Expected life at issuance	—	5.0
Fair Value of stock options	—	138.00%

Mr. Hazelton also received 500,000 DSUs payable upon achievement of performance targets and 500,000 RSUs vesting in one-third increments on each of first three anniversaries of the grant date, with the terms and performance metrics to be determined by the Compensation Committee.

On June 2, 2025, the Company granted a total of 30,000 RSUs to an employee of the Company, holding a total grant date fair value of $40,500, measured at US$1.35/share restricted stock units vesting one-third per year on each of the first three anniversaries of the grant date.

On August 12, 2025, the Company granted a total of 600,000 RSUs to executives of the Company, holding a total grant date fair value of $720,000, measured at US$1.20/share restricted stock units vesting one-third per year on each of the first three anniversaries of the grant date.

Management Bonuses

On March 28, 2025, the Compensation Committee approved bonus awards for the management team totaling $457,500, consisting of $217,500 in cash and $240,000 in common stock. The stock portion represents 263,736 shares, calculated based on the closing price of $0.91 per share on March 28, 2025. Of these awards, $70,000 in cash and $125,000 in stock (equivalent to 137,363 shares) were allocated to directors and officers. The Board ratified these awards on April 2, 2025.

Independent Director Compensation

Also on March 28, 2025, the Compensation Committee approved annual compensation for independent directors, consisting of a base cash component of $25,000 and an additional $50,000 to be paid in shares of common stock. The equity portion of the compensation is subject to vesting as follows: one-third vests immediately, one-third vests one year from the grant date, and the remaining one-third vests two years from the grant date. This resulted in a total stock-based award of $250,000 for the five independent directors. The Board approved this compensation on April 2, 2025. This amount was classified as a liability as the Company has an obligation to settle the obligation by issuing a variable number of shares.

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

	December 31,	December 31,
	2025	2024
Deferred Tax Assets:
Federal net operating loss carryforwards	$1,095,870	$1,824,870
Foreign net operating loss carryforwards	3,566,535	5,377,469
Lease liability	125,791	173,284
NQO & RSA Stock Options	535,225	—
Accruals & Reserves	607,556	607,556
Fixed Assets	95,186	—
Other	302,818	174,425
Gross Deferred Tax Asset	6,328,981	8,157,604
Valuation allowance	(2,601,414)	(3,215,387)
Total Deferred Tax Asset	$3,727,567	$4,942,217

Deferred Tax Liabilities:
Right of use asset	(105,082)	(154,188)
Other	(1,895,329)	(462,293)
Total Deferred Tax Liabilities	(2,000,411)	(616,481)
Net Deferred Tax Asset	$1,727,156	$4,325,736

Balance Sheet Presentation:
Deferred Tax Asset	$2,349,186	$4,633,513
Deferred Tax Liability	(622,030)	(307,777)
Net Deferred Tax Asset	$1,727,156	$4,325,736

The Company's pre-tax income (loss) by jurisdiction was as follows for the years ending December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
Domestic	$(4,270,793)	$(770,536)
Foreign	13,465,211	(7,818,426)
Total	$9,194,418	$(8,588,962)

The provision for income taxes for continuing operations for the year ended December 31, 2025 and 2024 consists of the following

	December 31,	December 31,
	2025	2024
Current income taxes
Federal	$59,270	$—
State	—	—
Foreign	1,731,490	890,459
Total current income taxes	$1,790,760	$890,459

Deferred income taxes
Federal	$114,598	$(348,997)
State	—	—
Foreign	3,471,959	(202,402)
Total deferred income taxes	$3,586,557	$(551,399)

Total income tax benefit	$5,377,317	$339,060

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate is shown below. Income tax expense for the year ended December 31, 2025 includes state minimum taxes, permanent differences, and deferred tax assets for which the valuation allowance has been released. A corresponding tax benefit is included for the year ended December 31, 2025 to reflect the release in the valuation allowance.

	December 31,
	2024
Tax Expense at statutory federal rate of 21%	$(1,803,682)
Permanent differences	(198,295)
Foreign rate differential	(703,658)
Return to provision	2,307,583
NOL Expiration	199,427
Mining Tax	406,579
Change in valuation allowance	(253,471)
Statutory to GAAP	(2,791)
Other Items	777
Income tax benefit	$(47,531)

	December 31, 2025
	(amount $)	(Percent %)
Federal tax at statutory rate	$1,930,828	21.00%
Nontaxable or Nondeductible Items
Section 951a inclusion - net of 250 deduction	993,587	10.81%
Other differences	77,147	0.84%
Foreign Tax Effects
Mexico
Foreign Rate Differential	1,211,869	13.18%
Special Mining Tax	1,790,760	19.48%
Tax Inflation Effect	345,438	3.76%
Statutory to GAAP	261,244	2.84%
Special Mining Tax Deduction	(537,228)	(5.84%)
Other	(65,521)	(0.71%)
Tax Credits
Valuation Allowance	(630,807)	(6.68%)
	$5,377,317	58.68%

The net deferred tax asset and benefit for the current year is generated primarily from cumulative net operating loss carryforward, which totals approximately $26.5 million at December 31, 2025.

	December 31,	December 31,
	2025	2024
United States Expiring 2029 to 2037	$-	$-
United States Indefinite Limited to 80%	5,218,429	8,689,855
Foreign NOLs	10,884,415	17,924,896

Total Net Operating Loss Carryforward	$16,102,844	$26,614,751

At December 31, 2025, the carryforwards available to offset US federal future taxable income consisted of net operating loss (“NOL”) carryforwards of approximately $5.2 million pre-tax, all of which, have no expiration date. Future NOL utilization will be subject to the 80-percent of taxable income limitation, as all remaining NOLs have been generated after 2017 and the passage of the Tax Cuts and Jobs Act of 2017. The Company’s Mexico net operating losses of $10.9 million pre-tax are subject to a ten-year carryforward period and the Company anticipates utilizing its Mexico NOL in future years before expiration.

The Company’s practice is to recognize interest and penalties related to income taxes in income tax expense in continuing operations, as incurred. There were no uncertain tax benefits or interest and penalties related to uncertain tax benefits as of December 31, 2025.

The Company is subject to income taxes in the US Federal jurisdiction as well as Mexico. The Company is no longer subject to US federal, state, and local tax examinations by tax authorities for years prior to fiscal year 2022. The Company is no longer subject to Mexico tax examinations for years prior to fiscal year 2018.

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

Leases

In addition to the surface rights held by DynaMéxico pursuant to the Mining Act of México and its Regulations (Ley Minera y su Reglamento), DynaMineras maintains access and surface rights to the SJG mine pursuant to the 20-year Land Lease Agreement. The 20 Year Land Lease Agreement with the Santa Maria Ejido Community surrounding San Jose de Gracía was dated January 6, 2014 and continues through January 2033. It covers an area of 4,399 hectares surrounding the main mineral resource areas of the SJG mine and provides for annual lease payments on January 1st each year by DynaMineras of $1,359,443 pesos adjusted for inflation based on the Mexico minimum wage increase commencing in 2014. Rent was $5,932,583 Pesos (approx. $304,000 USD) for the year ended December 31, 2025. The Land Lease Agreement provides DynaMineras with surface access to the core resource areas of the SJG mine (4,399 hectares), and allows for all permitted mining and exploration activities from the owners of the surface rights (Santa Maria Ejido community).

The Company leases office space for its corporate headquarters in Irving, Texas. In February 2023, the Company entered into a fifty-two month extension of the lease with additional office space. As part of the agreement the lease term commenced and the Company received four months free rent upon completion of the finish out of the new space. The expansion was completed and the Company moved into the office space affective August 1, 2023 The Company makes tiered lease payments on the 1st of each month.

The Company determines if a contract is or contains a lease at inception. As of December 31, 2025, the Company has two operating leases - a fifty-two month lease for office space with a remaining term of thirty-five months and a twenty-year ground lease in association with its México mining operations with a remaining term of eight years. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of promissory notes.

The Company’s components of lease expense are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating Lease – Office Lease	$121,623	$112,749
Operating Lease – Ground Lease	99,803	94,046
TOTAL	$221,426	$206,795

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	4.96
Weighted Average Discount Rate – Operating Leases	12.50%

Estimated future minimum lease obligations are as follows for the years ending December 31:

YEAR
2026	227,109
2027	221,722
2028	109,058
2029	112,329
2030	115,699
Thereafter	241,916
Total	1,027,833
Less Imputed Interest	(314,565)
OPERATING LEASE LIABILITY	$713,268

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

As of December 31, 2025 and 2024, the Company’s financial instruments were carried at fair value and were measured at fair value using Level 3 inputs, with the exception of cash, accounts receivable, foreign tax receivable, notes payable, mining concession duties payable, which are measured at amortized cost. A description of the valuation of the Level 3 inputs is discussed in Note 8.

		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Fair Value Measurement at December 31, 2025:		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$1,249,030	-	-	$1,249,030
Totals	$1,249,030	$-	$-	$1,249,030
Fair Value Measurement at December 31, 2024:		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Liabilities	$892,167	-	-	$892,167
Totals	$892,167	$-	$-	$892,167

The fair values of other financial assets and liabilities were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses, and are classified within Level 1 of the fair value hierarchy.

NOTE 17 – CONCENTRATIONS

For the years ended December 31, 2025 and 2024, one customer accounted for 100% of revenue and accounts receivable.

NOTE 18 - SEGMENTED INFORMATION

The Company operates as one reportable segment focused on the development and operation of its gold-silver project in Mexico, The Company’s Chief Executive Officer (“CEO”) acts as the Chief Operating Decision Maker (“CODM”) and the CODM uses consolidated net income/loss as the measure of segment profit and loss to assess performance and allocate resources. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets, with a majority of these assets located in Mexico and had the following geographic concentrations as of December 31, 2025 and 2024:

	Mexico	United States	Total
December 31, 2025
Mineral property interests, plant and equipment, net	$17,260,659	$47,664	$17,308,323
Current assets	9,919,495	280,859	10,200,354
Other assets	28,642,912	1,444,997	30,087,909
Total assets	$55,823,066	$1,773,520	$57,596,586

December 31, 2024
Mining concessions	4,132,678	—	4,132,678
Property and equipment, net	—	79,290	79,290
Current assets	7,591,704	4,578,998	12,170,702
Other assets	20,002,992	2,138,285	22,141,277
Total assets	$31,727,374	$6,796,573	$38,523,947

	Year Ended	Year Ended
Year Ended	December 31, 2025	December 31, 2024
Total Revenue for the year - Mexico	$58,467,565	$46,503,016
Total Revenue for the year - United States	-	-
Total Revenue for the year	$58,467,565	$46,503,016

	Year Ended	Year Ended
Year Ended	December 31, 2025	December 31, 2024
Total comprehensive income (loss) for the year - Mexico	$4,437,051	$(10,583,324)
Total comprehensive income (loss) for the year - United States	(7,478,762)	(424,518)
Total comprehensive income (loss) for the year	$(3,041,711)	$(11,007,842)

NOTE 19 – RELATED PARTY TRANSACTIONS

Management Bonuses

On March 28, 2025, the Compensation Committee approved bonus awards to the management team in cash and common stock. The stock portion is based on the closing price of $0.91 per share on March 28, 2025. Of these awards $70,000 in cash and $125,000 in stock (equivalent to 137,363 shares) were allocated to directors and officers. The Board ratified these awards on April 2, 2025.

Independent Director Compensation

On March 28, 2025, the Compensation Committee approved annual compensation for independent directors, consisting of a base cash payment of $25,000 per director, plus additional cash compensation of $4,000 for each committee membership and $2,000 for each committee chairmanship held by the director. In addition, each independent director was awarded $50,000 in equity compensation, to be paid in shares of common stock. The equity awards are subject to a vesting schedule whereby one-third vests immediately, one-third vests one year from the grant date, and the remaining one-third vests two years from the grant date. The Board approved this compensation on April 2, 2025.

During the years ended December 31, 2025 and 2024, the Company paid or accrued $234,500 and $312,500 in management fees to its directors. Included in accounts payable at December 31, 2025 is $278,600 (2024 - $412,500) due to related parties.

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2025, through the date the consolidated financial statements were issued. No subsequent events were identified that required adjustment to or disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer and our financial consultant who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the Annual Report on Form 10-K has been made known to them at a reasonable assurance level. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Internal Control—Integrated Framework) at December 31, 2025. Based on its evaluation, our management concluded that, as of December 31, 2025, our internal controls over financial reporting were effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in
Regulation S-K, Item 408

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names and ages of the executive officers and directors of the Company as of December 31, 2025. The directors will continue to serve until the next annual shareholders meeting, or until their successors are elected and qualified. All executive officers serve at the discretion of the Board.

Name	Age	Position(s)	Position Held Since
Rohan Hazelton	52	Class I Director President Chief Executive Officer	June 2024 June 2024 June 2024
Alonso Sotomayor	41	Chief Financial Officer	July 2024
David Keough	62	Chief Operating Officer	June 2025
Oscar M. Cabrera	62	Class I Director	June 2025
Dr. Quinton Hennigh	58	Class I Director	February 2024
Brent Omland	44	Class I Director	August 2024
Dale G. Petrini	70	Class I Director	December 2016
Maria Virginia Anzola	52	Class I Director	January 2025
Phillip A. Rose	36	Class II Director	May 2015

Business Experience of Directors and Executive Officers

Oscar M. Cabrera

Mr. Cabrera has over 25 years of experience as an equity analyst, covering the metals and mining industry for bulge bracket investment banks and Canadian financial institutions, including Goldman Sachs, Merrill Lynch Canada and CIBC World Markets. He obtained recognition for industry thought leadership, fundamental commodity analysis and strong industry relationships, which has led to advisory roles for public and private mining companies, including Nexa Resources S.A. and Karst Capital Partners. He also participated in the vetting of and advising on primary and secondary offerings in Canada, the U.S. and Europe. Mr. Cabrera recently served as an independent director and Chair of Sierra Metals Inc. He holds an MBA from York University, an M Eng. in Structural Engineering from the University of Toronto and a B. Sc in Civil Engineering from the Instituto Tecnológico y de Estudios Superiores de Monterrey. Mr. Cabrera is a Canadian Citizen, originally from Mexico. The Company believes that Mr. Cabrera’s experience in the mining sector with a history of industry involvement, familiarity with the capital markets and fluency in Spanish and English qualify him to serve as a member of the Board.

Five-Year Employment History:

•
June 2025 to Present – Director (Chair) of the Company
•
August 2024 to Present – Advisor, Karst Capital Partners Ltd.
•
May 2021 to Present - Advisor, Oscar Cabrera Consulting Inc.
•
October 2021 to June 2024 - Director, Sierra Metals Inc.

Dr. Quinton Hennigh

Dr. Hennigh is an exploration geologist with 33 years’ experience, predominantly in the gold industry. He holds a M.Sc. and Ph.D. in geology and geochemistry from the Colorado School of Mines. Early in his career, he explored for gold for major mining companies including Homestake Mining Company, Newcrest Mining Ltd., and Newmont Mining Corporation. Beginning in 2007, Dr. Hennigh shifted focus to the junior mining space where he has worked for several successful gold explorers, notably Gold Canyon Resources where he led the discovery of the 5.2 million ounce Springpole gold deposit, Ontario. Currently, Dr. Hennigh is CEO of private silver miner, San Cristobal Mining. The Company believes that Mr. Hennigh’s experience in discovery and development of mineral resource projects in the Americas qualify him to serve as a member of the Board.

Five-Year Employment History:

•
January 2022 to Present – CEO, San Cristobal Mining.
•
September 2021 to January 2025 – Technical and Geologic Director, Crescat Capital Ltd.
•
November 2011 to August 2021 – Executive Chairman, Novo Resources Corp.

Brent Omland

Mr. Omland is a mining executive with 25 years of experience in the mining and metals trading industry. Mr. Omland is a graduate of the University of British Columbia and a Canadian CPA. Mr. Omland has also worked in finance roles for Teck Resources and in senior finance roles for an integrated lead mining and smelting group based in Australia (Ivernia/Enirgi Metals). Mr. Omland is CEO of Ocean Partners Holdings Limited, an international base and precious metals trading firm. Mr. Omland also serves on the Board of Directors for Cygnus Metals Limited, Scottie Resources Inc., Galantas Gold Corporation and Nicola Mining Inc., all listed on the TSX-V as well as Canadian Copper Inc. on the CSE. The Company believes that Mr. Omland’s lifetime of involvement in the mining industry from production to financing to trading qualifies him to continue to serve as a member of the Board.

Five-Year Employment History:

•
January 2024 to Present: Chief Executive Officer, Ocean Partners Holdings Limited
•
2021 to December 2023: Co-Chief Executive Officer, Ocean Partners Holdings Limited

Dale G. Petrini

Mr. Petrini brings over 40 years of extensive international project and manufacturing experience to the Board. During his 40+ years with The Dow Chemical Company, Houston, Texas, Mr. Petrini was the engineering sponsor, advisor and led the project development for several international mega projects totally over $50 billion USD. In his latest role for Dow, he was responsible for the project development of mega project growth opportunities in Latin America. Previously, Mr. Petrini was responsible for Global Construction Management and Global Capital Procurement for Dow with offices and personnel located throughout the world. In addition, he was the Plant Manager for several production units and led the respective business management teams. Mr. Petrini earned his civil engineering degree from The University of Michigan and is a registered licensed professional engineer. He holds dual citizenship in the US and EU. The Company believes that Mr. Petrini’s more than 40 years of engineering experience with senior management oversight of operations, both domestically and internationally, qualifies him to serve as a member of the Board.

Five-Year Employment History:

•
January 2021 to Present – Corporate Director

Maria Virginia Anzola

Ms. Anzola brings over 27 years of extensive legal experience to the resource sector, with specific expertise in the mining industry and operations in Latin America. She is called to the bar in both Venezuela and Ontario, which gives her a strong foundation in both civil law and common law. Ms. Anzola holds a Master of Laws from The University of Michigan, Ann Arbor, and from Osgoode Hall Law School (York University), as well as a Certificate in Mining Law from Osgood Hall Law School. She is fluent in Spanish and English and conversational in French. She has served as General Counsel and Corporate Secretary for Ascendant Resources Inc (TSX:ASND), and Cerrado Gold Inc (TSXV:CERT). She previously held the position of Assistant General Counsel at Primero Mining Corp. and served as Senior Counsel at Hudbay Minerals Inc. Her career also includes experience in the oil and gas industry, further broadening her understanding of international resource operations and regulatory landscapes. She also serves on the Board of Directors of Cerrado Gold Inc. The Company believes that Ms. Anzola’s experience as a lawyer, her leadership experience in senior positions in mining companies, including experience with regulatory and compliance matters both in common law and civil law, as well as her fluency in Spanish and English qualify her to serve as a member of the Board.

Five-Year Employment History:

•
January 2021 to Present – Corporate Director
•
June 2021 to May 2025 - Founder, The FlipSide Plan Inc.

Phillip A. Rose

Mr. Rose is a Partner at Cross Tie Capital, Ltd, a Texas family investment office with a focus on alternative assets. Through this role, Mr. Rose serves in various operating roles of Cross Tie’s portfolio companies and Managing Partner of KMO Burger, LLC, a quick-serve restaurant holding company. He is also responsible for investment origination, asset management and disposition oversight of Cross Tie’s holdings. Mr. Rose has extensive experience in private investments, in a variety of asset classes and a broad array of investment structures. He is also a member of the firm’s investment committee. Mr. Rose is a graduate of Texas Christian University in Fort Worth, Texas. Mr. Rose is the appointee to the Board of Directors by Golden Post, LLC, the holder of the Series C Preferred Stock.

Five-Year Employment History:

•
2018 to Present – Partner, Cross Tie Capital, Ltd.

Rohan Hazelton

Mr. Hazelton has 23 years of leadership experience in the mining industry, with financing and operational expertise, and experience building and expanding mines and leading high-performance teams which are the foundations for world-class companies. Mr. Hazelton has significant operational experience in Mexico. Prior to joining the Company, Mr. Hazelton was Chief Executive Officer of NorZinc Ltd, a zinc-lead-silver developer, Chief Financial Officer of both Cerrado Gold (TSXV: CERT) and Ascendant Resources (TSX: ASND), and co-founded KORE Mining (TSXV: KORE), serving as KORE’s CEO. Prior to that, he worked at Goldcorp, and its predecessor Wheaton River Minerals, as one of its earliest employees and held roles of increasing leadership and responsibility throughout the organization including CFO Goldcorp Mexico and VP Strategy. Mr. Hazelton has served on the Board of Directors of NorZinc, Primero Mining, Terrane Metals and Gryphon Gold as well as several non-profits. He holds the Chartered Professional Accountant designation and graduated from Harvard University with Honors, with a Bachelor of Arts in Applied Math and Economics. Mr. Hazelton holds dual citizenship in Canada and the US. The Company believes that Mr. Hazelton’s experience in the mining sector with a history of operational efficiencies and fluency in Spanish and English qualify him to continue to serve as a member of the Board.

Five-Year Employment History:

•
June 2024 to Present – President & CEO of the Company
•
December 2023 to May 2024 – Mining Consultant, Self-employed
•
May 2021 to Nov 2023 – Chief Executive Officer, NorZinc Ltd.
•
January 2021 to May 2021 – Chief Financial Officer, Cerrado Gold Inc. and Ascendant Resources Inc.

Alonso Sotomayor

Alonso Sotomayor. Mr. Sotomayor is a Chartered Professional Accountant bilingual in English and Spanish with 18 years of combined experience in audit, finance, and accounting within the mining industry. He began his career in public accounting and held progressively senior roles, including Audit Manager, within the Toronto Mining Groups at McGovern Hurley, KPMG Canada, and Deloitte Canada, where he led audit engagements for numerous Canadian publicly listed mining companies. He later subsequently transitioned into senior finance and accounting leadership roles in the mining sector, serving as Corporate Controller at Ascendant Resources and Cerrado Gold, and most recently as Chief Financial Officer of Voyager Metals. Mr. Sotomayor holds a B.B.A. Bachelor of Business Administration in Management and Accounting from the University of Toronto.

Five-Year Employment History:

•
July 2024 to Present – CFO of the Company
•
April 2017 to July 2024 – Corporate Controller, Ascendant Resources Inc.
•
March 2020 to July 2024 – Corporate Controller, Cerrado Gold Inc.
•
January 2020 to May 2023 – Chief Financial Officer, Voyager Metals Inc. (Voyager acquired by Cerrado)

David Keough

Mr. Keough is an experienced mining executive with over 35 years of experience in the mining industry, spanning exploration, engineering, mine operations (open pit and underground), corporate development, contracting, consulting, project development, and construction. His extensive geographic and corporate experience includes operations across Latin America, North America, Europe, Africa, and the Asia-Pacific region. He has direct experience across a range of commodities, including precious metals, base metals, mineral sands, and lithium, and has held a number of executive director roles with both private and public companies in Australia and Canada. During his career, Mr. Keough worked with Placer Dome (Australia) and Minera Alumbrera (Argentina) and spent six years with Goldcorp Inc. in senior corporate development and operational roles across multiple jurisdictions, prior to his appointment as Executive Vice President and Chief Operating Officer of Crocodile Gold. He later served as Executive Director and Chief Operating Officer of Goldrock Inc., which successfully permitted the Lindero Gold Project in Argentina and was subsequently acquired by Fortuna Silver Mines Inc. Since January 2021, Mr. Keough has provided mining consultancy services through Vulcan’s Forge Capital Pty. Ltd. Mr. Keough holds a Bachelor of Science degree and a postgraduate diploma in Mineral Economics from James Cook University (Queensland). He is a Fellow of the Australian Institute of Mining and Metallurgy and an accredited Chartered Professional (Management) and holds Open Pit Mine Manager’s Certificates of Competency in Western Australia.

Five-Year Employment History:

•
January 2021 to Present – Mining Consultant, Vulcan’s Forge Capital Pty. Ltd.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, none of the events specified in Regulation S-K, Item 401(f), has occurred during the past 10 years that are material to an evaluation of the ability or integrity of any director, executive officer, or person nominated to become a director of the Company.

Code of Ethics and Insider Trading Policy

The Company has a code of business conduct and ethics that applies to all employees, officers and directors. The code of business conduct and ethics includes the Company’s insider trading policies and procedures, which are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and NEOs, and anyone who beneficially owns ten percent (10%) or more shares of common stock of the Company, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of such shares. Persons required to file such reports also need to provide us with copies of all Section 16(a) forms they file.

Based solely upon a review of (i) copies of the Section 16(a) filings received during or with respect to 2025, and (ii) certain written representations of our officers and directors, we believe that all filings required to be made pursuant to Section 16(a) of the Exchange Act during and with respect to 2025 were filed in a timely manner, except as follows:

•
A Form 3 for Ms. Maria Virginia Anzola was filed late on January 28, 2025 to report Ms. Anzola’s appointment as a director on January 6, 2025.
•
A Form 3 for Mr. Oscar Cabrera was filed late on July 17, 2025 to report Mr. Cabrera’s appointment as a director on June 23, 2025.
•
A Form 4 for Mr. Rohan Hazelton was not filed to report the March 28, 2025 grant of 50,000 shares of common stock as 2024 bonus shares.
•
A Form 4 for Mr. Quinton Hennigh was not filed to report the March 28, 2025 grant of 54,945 restricted stock units (“RSUs”) for serving as a director, vesting one-third on the grant date and one-third on each of the first two anniversaries of the grant date.
•
A Form 4 for Mr. Phillip Rose was not filed to report the March 28, 2025 grant of 54,945 RSUs for serving as a director, vesting one-third on the grant date and one-third on each of the first two anniversaries of the grant date.
•
A Form 4 for Mr. Brent Omland was not filed to report the March 28, 2025 grant of 54,945 RSUs for serving as a director, vesting one-third on the grant date and one-third on each of the first two anniversaries of the grant date.
•
A Form 4 for Mr. Dale Petrini was not filed to report the March 28, 2025 grant of 54,945 RSUs for serving as a director, vesting one-third on the grant date and one-third on each of the first two anniversaries of the grant date.
•
A Form 3 for Mr. David Keough was filed late on March 4, 2026 to report Mr. Keough’s appointment as COO effective June 23, 2025.
•
A Form 4 for Mr. David Keough was not filed to report the August 12, 2025 grant of 450,000 RSUs, vesting one-third on each of the first three anniversaries of the grant date.

Audit Committee

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of Exchange Act and is currently comprised of Mr. Phillip Rose (Chairman), Mr. Brent Omland and Mr. Dale Petrini., each of whom the Board has determined satisfies the applicable SEC and Nasdaq independence requirements for audit committee members. The Board has also determined that Mr. Rose is an “audit committee financial expert,” as defined by the applicable rules of the SEC and Nasdaq.

Family Relationships

There are no family relationships between any of the directors, executive officers, and/or persons nominated to become directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation paid by the Company to its named executive officers (“NEOs”) for the fiscal years ended December 31, 2025 and 2024.

Summary of Compensation Table

Name and Principal Position	Year	Salary		Bonus (1)	Option Awards (2)	Stock Awards (3)	All Other Compensation		Total Compensation
Rohan Hazelton	2025	$247,500		$130,078	$-	$-		$-	$377,578
Chief Executive Officer (4)	2024	$118,125		$50,000	$120,575(7)	$925,000(8)		$13,125	$1,226,825
Alonso Sotomayor	2025	$162,500		$52,721	$-	$-		$16,865	$232,086
Chief Financial Officer (5)	2024	$64,875		$20,000	$-	$317,250(9)		$7,208	$409,333
David Keough	2025	$211,000		$-	$-	$540,000 (10)	$		$751,000
Chief Operating Officer (6)	2024		$-	$-	$-	$-		$-	-

(1) The amounts reported represent bonuses earned in the applicable year but paid in the following year. Note that for fiscal year 2024, certain bonuses were awarded as a combination of cash and shares. The amounts included in this column represent the cash portion only.

(2) The amounts reported represent the aggregate grant date fair value of stock options subject to time vesting computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in the notes to our audited financial statements included in this Annual Report on Form 10-K.

(3) The amounts reported represent the aggregate grant date fair value of stock-based awards awarded in the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in the notes to our audited financial statements included in this Annual Report on Form 10-K.

(4) Mr. Hazelton was appointed as President & Chief Executive Officer effective June 3, 2024.

(5) Mr. Sotomayor was appointed as Chief Financial Officer effective July 22, 2024.

(6) Mr. Keough served as a consultant to the Company prior to his appointment as Chief Operating Officer on June 23, 2025.

(7) Comprised of 750,000 options granted to Mr. Hazelton in connection with his appointment as Chief Executive Officer.

(8) Comprised of (a) 500,000 RSUs granted to Mr. Hazelton in connection with his appointment as Chief Executive Officer; and (b) 50,000 bonus shares granted to Mr. Hazelton in April 2025 as a portion of his bonus earned for fiscal year 2024.

(9) Comprised of 225,000 RSUs granted to Mr. Sotomayor in connection with his appointment as Chief Financial Officer.

(10) Comprised of 450,000 RSUs granted to Mr. Keough in connection with his appointment as Chief Operating Officer.

Outstanding Equity Awards at December 31, 2025

The following table presents information about equity awards held by each of the NEOs as of December 31, 2025.

	Option awards				Stock awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Option exercise price ($) (e)	Option expiration date (f)	Common stock awards not vested (g)	Value of common stock awards not vested (h)
Rohan Hazelton	250,000	500,000 (1)	$1.75	June 3, 2029	833,333 (2)	$ 1,666,667
Alonso Sotomayor	-	-	-	-	225,000 (3)	$ 315,000
David Keough	-	-	-	-	450,000 (4)	$ 630,000

(1) These options vest one-third per year on each of the first three anniversaries of the grant date of June 3, 2024.

(2) Comprised of (i) 500,000 RSUs of which one-third have vested and the remaining vest one-third on each of June 3, 2026 and June 3, 2027, and (ii) 500,000 deferred stock units (“DSUs”) that vest based on achievement of certain performance criteria as determined by the Company’s Compensation & Human Resources Committee (the “CHR Committee”).

(3) Comprised of 225,000 RSUs that, once issued, will vest in accordance with Mr. Sotomayor’s Offer of Continued Employment dated November 20, 2025 (described below), being one-third per year on each of the first three anniversaries of the original grant date of July 22, 2024.

(4) These RSUs vest one-third on each of the first three anniversaries of the grant date of August 12, 2025.

Employment Arrangements

Rohan Hazelton

On June 3, 2024, the Company entered into an employment agreement with Mr. Hazelton, which was amended on November 20, 2025 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Hazelton receives an annual base salary of $247,500 and is eligible to receive a discretionary annual bonus of up to 50% of his base salary, payable in the calendar year to which the bonus relates. In connection with the Employment Agreement, Mr. Hazelton was granted equity-based awards consisting of (i) options to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $1.75 per share, (ii) 500,000 RSUs, and (iii) 500,000 DSUs. The options and RSUs vest in three equal installments, with one-third vesting on June 3, 2025, one-third vesting on June 3, 2026, and one-third vesting on June 3, 2027. The DSUs are subject to performance conditions established by the CHR Committee. The equity awards described above were originally granted in June 2024; however, were later cancelled and reissued to Mr. Hazelton on November 20, 2025. The vesting schedules remain consistent with the original grant dates and vesting terms.

Alonso Sotomayor

On July 22, 2024, the Company entered into an employment agreement with Mr. Sotomayor pursuant to which he receives an annual base salary of $162,500, plus an additional 10% of base salary in lieu of ordinary executive benefits while he works primarily from his Canadian office. Mr. Sotomayor is also eligible to receive a discretionary annual bonus of up to 40% of his base salary. On November 20, 2025, the Company and Mr. Sotomayor entered into a new employment arrangement pursuant to an Offer of Continued Employment with the Company, which replaced the prior employment agreement. In connection with this arrangement, the Company agreed to provide Mr. Sotomayor with a retention award (the “Retention Bonus”), subject to his continued active employment and compliance with applicable laws, including securities laws. The Retention Bonus is intended to be delivered in the form determined by the Board, in its discretion, of either (i) 225,000 RSUs or (ii) a number of RSUs having an aggregate value of C$470,000, calculated at the time of issuance. Issuance of the RSUs is subject to the lifting (or non‑applicability) of the Company’s Canadian cease trade order (the “CTO”). Provided Mr. Sotomayor remains actively employed at the time the CTO is lifted, the RSUs will be issued promptly following such lifting, in compliance with applicable laws. Subject to the issuance of the RSUs and continued active employment, the RSUs are intended to vest in accordance with the vesting schedule set forth in Mr. Sotomayor’s original employment agreement dated July 22, 2024: one‑third on July 22, 2025, one‑third on July 22, 2026, and one‑third on July 22, 2027.

David Keough

Mr. Keough initially provided services to the Company pursuant to a consulting arrangement through his consulting company, Vulcan’s Forge Capital Pty. Ltd. (“Vulcan”), which commenced in November 2024 and expired on December 31, 2025. During this period, Mr. Keough provided technical and operational consulting services to the Company. In June 2025, Mr. Keough was appointed Chief Operating Officer of the Company, and his consulting arrangement was amended in August 2025 to reflect his expanded role and responsibilities. In connection with this amendment, Mr. Keough was granted 450,000 RSUs under the Company’s equity incentive plans. The RSUs were granted on August 12, 2025, and vest in three equal installments: one‑third vesting on August 12, 2026, one-third on August 12, 2027, and one-third on August 12, 2028. On February 26, 2026, the Company entered into a consulting agreement with Vulcan that continued Mr. Keough’s services to the Company and was effective as of August 15, 2025. Under this agreement, Vulcan receives a monthly consulting fee of $20,000 and is eligible to receive an annual discretionary cash bonus of up to 50% of the consulting fees billed in the prior calendar year, as determined by the Compensation & Human Resources Committee. Mr. Keough is also eligible to receive equity‑based compensation under the Company’s equity incentive plans, with the type and amount of any such equity compensation to be determined in the discretion of the CHR Committee.

Retirement Benefits

There are no retirement benefit arrangements covering our NEOs.

Termination and Change in Control Benefits

Rohan Hazelton

Pursuant to the terms of the employment agreement entered into by Mr. Hazelton and the Company, upon a termination by the Company without cause or by Mr. Hazelton for good reason, within 12 months following a change of control, or upon Mr. Hazelton’s death or disability, Mr. Hazelton will be entitled to a lump sum severance payment equal to 24 months of his then current base salary plus his maximum annual discretionary bonus.

Alonso Sotomayor

Pursuant to the terms of the employment agreement entered into by Mr. Sotomayor and the Company, upon a termination by the Company without cause or by Mr. Sotomayor for good reason, Mr. Sotomayor’s death or disability, or the occurrence of a triggering event following a change in control, Mr. Sotomayor will be entitled to a lump sum severance payment equal to 12 months of his then current base salary.

David Keough

Pursuant to the terms of the agreement entered into by Mr. Keough through his consulting Company, Vulcan Forge Capital Pty. Ltd. (“Vulcan”), and the Company, upon a termination by the Company without cause or by Mr. Keough for good reason, Mr. Sotomayor’s death or disability, or the occurrence of a triggering event following a change in control, Mr. Keough will be entitled to a lump sum severance payment equal to 9 months of fees plus a prorated portion of the Consultant’s annual target bonus for such nine (9) month period.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2025 to each of our non-employee directors who served as directors during 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Oscar Cabrera	$ 26,042				$ 26,042
Dale Petrini	$ 43,000	$ 35,833			$ 78,833
Phillip Rose	$ 39,000	$ 35,833			$ 74,833
Brent Omland	$ 37,000	$ 35,833			$ 72,833
Quinton Hennigh	$ 26,250	$ 35,833	$ 311,175 (1)		$ 373,258
Maria Virginia Anzola	$ 35,000				$ 35,000

(1) The amounts reported represent the aggregate grant date fair value of stock options awarded in 2025, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value are set forth in the notes to our audited financial statements included in our Annual Report. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the director upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. As of December 31, 2025, Mr. Hennigh held options to purchase 400,000 shares of common stock that vest in 25% increments on each of the first four anniversaries of the grant date of February 16, 2024.

In April 2025, the CHR Committee recommended and the Board approved compensation for non-employee directors of $25,000 cash annually, $4,000 cash annually for each committee a director serves on, $2,000 cash annually for each committee a director chairs, and equity awards valued at $50,000, subject to certain vesting requirements.

Grants of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The CHR Committee approves all equity awards granted to the Company’s NEOs on or before the applicable grant date. The Company does not maintain a practice of granting equity awards on a periodic or pre-established schedule. From time to time, however, the CHR Committee may approve equity awards in connection with new hires, promotions, retention, recognition, or other appropriate circumstances.

While the CHR Committee has discretion to approve equity awards to NEOs, it does not have a practice or policy of granting equity awards in anticipation of the release of material nonpublic information. The Company does not time the release of material nonpublic information in coordination with equity award grants in a manner intended to benefit NEOs or to affect the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of common stock of the Company as of April 1, 2026. The following table sets forth the information based on 29,315,726 (1) shares of the Company’s common stock issued and outstanding as of April 1, 2026.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Outstanding (1)
Rohan Hazelton	476,667	(2)	1.61%
Alonso Sotomayor	—	(3)	* %
David Keough	—	(4)	* %
K.W. (“K.D.”) Diepholz 1303 Regency Court Southlake, Texas 76092	3,230,700		11.02%
Matthew K. Rose 1110 Post Oak Place Westlake, Texas 76262	5,296,775	(5)	17.87%
Golden Post Rail, LLC 1110 Post Oak Place Westlake, Texas 76262	2,805,296	(6)	9.46%
MKR 2022 Grantor Retained Annuity Trust 1110 Post Oak Place Westlake, Texas 76262	1,755,000	(7)	5.92%
Gareth Nichol 5 Greenwood Rd. Greenwood Village, CO 80111	5,925,768	(8)	19.87%
Dale G. Petrini	293,939	(9)	1.00%
Quinton Hennigh	218,315	(10)	* %
Phillip A. Rose	18,315		* %
Brent Omland	18,315		* %
Maria Virginia Anzola	—		* %
Oscar M. Cabrera	—		* %
All directors and executive officers as a group (9 persons)	1,025,551		3.44%

(1) The table assumes 29,315,726 shares of common stock issued and outstanding as of April 1, 2026. For purposes of the table, we determined the number of shares of each class as beneficially owned by each person under Rule 13d-3(d)(1) of the Exchange Act. Under this rule, shares of voting stock not outstanding that are subject to issuance pursuant to options, warrants, rights or conversion privileges exercisable by a person within 60 days of the date indicated are deemed outstanding for the purpose of calculating the number and percentage beneficially owned by such person, but are not deemed outstanding for the purpose of calculating the number or percentage beneficially owned by any other person listed in the table. Except where otherwise noted, we believe that each individual or entity named has sole investment and voting power with respect to the shares beneficially owned by such person, subject to community property laws, where applicable. Beneficial ownership and voting power representing less than one percent of the outstanding shares of a class is denoted with an asterisk (*).

(2) Mr. Hazelton was appointed as our President and Chief Executive Officer on June 3, 2024. Includes 250,000 shares of common stock issuable upon exercise of vested stock options.

(3) Mr. Sotomayor was appointed as our Chief Financial Officer on July 22, 2024.

(4) Mr. Keough was appointed as our Chief Operating Officers on June 23, 2025.

(5) Based upon Schedule 13D/A filed by such beneficial owner with the SEC on October 22, 2024 and Form 4 filed on April 17, 2025. Includes shares of common stock beneficially owned by Golden Post Rail, LLC and MKR 2022 Grantor Retained Annuity Trust, and includes 329,881 shares of common stock issuable upon the conversion of derivative securities beneficially owned by Golden Post Rail, LLC. Mr. Rose holds sole voting and dispositive power with respect to 736,479 of the shares and shares voting and dispositive power with respect to 4,260,296 of the shares.

(6) Based upon Schedule 13D/A filed by such beneficial owner with the SEC on October 22, 2024 and Form 4 filed on April 17, 2025. Includes 329,881 shares of common stock issuable upon the conversion of derivative securities beneficially owned by such beneficial owner. Golden Post Rail, LLC shares voting and dispositive power with respect to all of the shares.

(7) Based upon Schedule 13D/A filed by such beneficial owner with the SEC on October 22, 2024 and Form 4 filed on April 17, 2025. Includes 329,881 shares of common stock issuable upon the conversion of derivative securities beneficially owned by Golden Post Rail, LLC. MKR 2022 Grantor Retained Annuity Trust holds sole voting and dispositive power with respect to all of the shares.

(8) Based upon Schedule 13G/A filed by such beneficial owner with the SEC on October 24, 2024. Includes 500,000 shares of common stock issuable upon the conversion of derivative securities beneficially owned by such beneficial owner. Mr. Nichol holds sole voting and dispositive power with respect to all of the shares.

(9) Includes 50,000 shares of common stock issuable upon the conversion of derivative securities beneficially owned by such beneficial owner.

(10) Consists of 200,000 shares of common stock issuable upon the exercise of vested stock options.

PREFERRED SHARES (SERIES C)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series C	Golden Post Rail LLC	1110 Post Oak Place Westlake, Texas 76262	1,734,992	100.0%

PREFERRED SHARES (SERIES D)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series D	Dale Petrini	29 Bash Pl. Houston, TX 77027	50,000	6.58%
Series D	Gareth Nichol	5 Greenwood Rd. Greenwood Village, CO 80111	500,000	65.79%
Series D	Ronald Vail	6766 Pine Circle Toledo, OH 43617	100,000	13.16%

PREFERRED SHARES (SERIES E)

Preferred Series	Beneficial Owner	Address	Preferred Shares	Percent Ownership
Series E	Golden Post Rail LLC	1110 Post Oak Place Westlake, Texas 76262	1,552,795	100.0%

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Options, Warrants or Rights	Weighted Average exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	3,592,142	N/A	407,858
Equity compensation plans not approved by security holders (2)	1,387,500	N/A	612,500
Total	4,979,642	N/A	1,020,358

(1) Includes awards outstanding under our 2024 Amended and Restated Equity Incentive Plan (the “2024 Plan”).

(2) Includes awards outstanding under our 2022 Stock Incentive Plan (the “2022 Plan”).

Material Features of the 2022 Plan

Effective Date; Duration of the Plan. The 2022 Plan became effective on September 30, 2022 and will remain in effect until September 30, 2032, unless earlier terminated by the Board.

Plan Administration. The 2022 Plan is administered by the CHR Committee. The CHR Committee has the authority to, among other things, interpret the 2022 Plan, determine who is granted awards under the 2022 Plan, determine the terms and conditions of each award, and take action as it determines to be necessary or advisable for the administration of the 2022 Plan.

Eligibility. The CHR Committee may grant awards to any employee or other individual that performs services for the Company and/or its subsidiaries.

Shares Available for Awards. The 2022 Plan authorizes the issuance of up to 2,000,000 shares of common stock.

If any outstanding award expires or is forfeited for any reason, the shares of common stock which were subject to the award will, unless the 2022 Plan has been terminated, become available for future awards under the 2022 Plan.

Types of Awards that May Be Granted. Subject to the limits in the 2022 Plan, the CHR Committee has the authority to set the size and type of award and any vesting or performance conditions. The types of awards that may be granted under the Plan are restricted stock. A restricted stock award is an award of actual shares of common stock which are subject to certain restrictions for a period of time determined by the CHR Committee. Restricted stock may be held by the Company in escrow or delivered to the participant pending the release of the restrictions. Participants who receive restricted stock awards generally have the rights and privileges of stockholders regarding the shares of restricted stock during the restricted period, including the right to vote and the right to receive dividends.

Adjustment Upon Changes in Stock. In the event of changes in the outstanding common stock or in the capital structure of the Company by reason of any stock or extraordinary cash dividend, stock split, reverse stock split, an extraordinary corporate transaction such as any recapitalization, reorganization, merger, consolidation, combination, exchange, or other relevant change in capitalization occurring after the grant date of any award, awards granted under the 2022 Plan and any award agreements, the maximum number of shares of common stock subject to all awards will be equitably adjusted or substituted, as to the number, price or kind of a share of common stock or other consideration subject to such awards to the extent necessary to preserve the economic intent of the award.

Change in Control. Upon a change in control of the Company, any time periods, conditions or contingencies relating to the exercise or realization of, or lapse of restrictions under, any award will be automatically accelerated or waived.

Amendment or Termination of the Plan. The Board may suspend, amend, modify or terminate the 2022 Plan at any time; provided that, except as otherwise provided on the 2022 Plan, no such suspension, termination, amendment or modification of the 2022 Plan may adversely affect in any material way any award previously granted under the 2022 Plan without the applicable participant’s consent.

Amendment of Awards. The CHR Committee may amend the terms of any one or more awards. However, the CHR Committee may not amend an award that would impair a participant’s rights under the award without the participant’s consent.

U.S. Federal Income Tax Consequences of Awards. Unless a participant makes an election to accelerate the recognition of income to the grant date (as described below), the grant of restricted stock awards will not result in taxable income to the participant. When the restrictions lapse, the participant will recognize ordinary income on the excess of the fair market value of the shares on the vesting date over the amount paid for the shares, if any, and the Company will be entitled to a corresponding deduction. If the participant makes an election under Section 83(b) of the Code within thirty days after the grant date, the participant will recognize ordinary income as of the grant date equal to the fair market value of the shares on the grant date over the amount paid, if any, and the Company will be entitled to a corresponding deduction. Any future appreciation will be taxed at capital gains rates. However, if the shares are later forfeited, the participant will not be able to recover any taxes paid.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation arrangements for the Company’s NEOs, which are described elsewhere in this proxy statement, below are transactions since January 1, 2024 in which the Company has participated or will be a participant and:

•
the amounts involved exceeded or will exceed the lesser of (i) $120,000, and (ii) 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years; and

•
any of the Company’s directors, executive officers or holders of more than 5% of our voting securities, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

During the year ended December 31, 2025, the Company paid or accrued $406,292 in fees to its directors.

On June 26, 2024, the Company entered into privately negotiated stock purchase agreements with one accredited investor, pursuant to which the Company issued and sold to the investor in a private placement an aggregate of 1,552,795 shares of Series E Preferred Stock, which is convertible into shares of the Company’s common stock on a 1:1 ratio. The Company received aggregate net proceeds from the private placement of approximately $2.5 million. The following table summarizes the shares of the Company’s common stock that holders of more than 5% of its voting securities purchased in the private placement:

Name	Number of Shares of Common Stock Purchased	Purchase Price Paid
Golden Post Rail, LLC	1,552,795	$2,500,000

On October 18, 2024, the Company entered into privately negotiated stock purchase agreements with several accredited investors, pursuant to which the Company issued and sold to the investors in a private placement an aggregate of 5,769,231 shares of common stock. The Company received aggregate net proceeds from the private placement of approximately $6.0 million. The following table summarizes the shares of the Company’s common stock that holders of more than 5% of its voting securities purchased in the private placement:

Name	Number of Shares of Common Stock Purchased	Purchase Price Paid
Golden Post Rail, LLC	1,495,000	$1,554,800
Gareth Nichol	2,778,846	$2,900,000

Review, Approval, or Ratification of Transactions with Related Persons

The Board reviews matters involving potential conflicts of interest and reviews and approves all related party transactions, including transactions required to be disclosed under applicable federal securities laws. The Company has not adopted formal written procedures governing the review of potential conflicts of interest and instead evaluates each transaction based on its specific facts and circumstances.

When a potential related party transaction is presented, the Board expects to be fully informed of the material facts regarding the transaction and the interests of the related party and to deliberate on the matter outside the presence of the related party. The Company expects that the Board would approve only those related party transactions that are in the best interests of the Company and fair to the Company and would seek to ensure that such transactions are on terms no less favorable than those that could be obtained from an unaffiliated third party.

Board of Directors Independence

The Board has determined that the following directors are independent within the meaning of the applicable Nasdaq rules: Mr. Cabrera, Mr. Hennigh, Mr. Omland, Mr. Rose, Mr. Petrini and Ms. Anzola.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Davidson & Company LLP, Vancouver, BC, Auditor Firm ID: 731.

The following table summarizes the fees paid by us to our independent registered public accounting firm during fiscal years 2025 and 2024.

Type of Service and Fee	2025	2024
Audit Fees (1)	$245,666	$222,684
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	-	-

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and internal control over financial reporting, the review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

Pre-Approval Policies and Procedures

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

3.1

Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on November 28, 2012 (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.5, File No. 000-30371)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K filed with the SEC on April 30, 2015, Exhibit 3.7, File No. 000-30371)
3.3

Certificate of Amendment of DynaResource, Inc., filed with the Secretary of State of the State of Delaware on June 29, 2015 (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.1, File No. 000-30371).

3.4

Certificate of Designations of the Powers, Preferences and relative, participating, optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series C Senior Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 29, 2015 (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 3.2. File No. 000-30371).

3.5	First Amendment to the Amended and Restated Bylaws of the Company dated June 29, 2015 (incorporated by reference to Form 8-K filed with the SEC on December 23, 2015, Exhibit 3.1, File No. 000-30371).
3.6

Certificate of Amendment to the Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 15, 2020 (incorporated by reference to Form 8-K filed with the SEC on July 16, 2020, Exhibit 3.1, File No. 000-30371).

3.7

Certificate of Increase of Series C Senior Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on May 13, 2020 (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 3.1, File No. 000-30371).

3.8

Certificate of Amendment to Certificate of Designations of the Powers, Preferences and relative, participating, optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series C Senior Convertible Preferred Stock (incorporated by reference to Form 8-K filed with the SEC on July 16, 2020, Exhibit 3.2, File No. 000-30371).

3.9

Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series D Senior Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on May 13, 2020 (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 3.2. File No. 000-30371).

3.10	Certificate of Amendment of DynaResource, Inc. (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed with the SEC on June 12, 2023, Appendix I, File No. 000-30371).
3.11

Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series E Convertible Preferred Stock (incorporated by reference to Form 8-K filed with the SEC on June 28, 2024, Exhibit 3.1, File No. 000-30371).

3.12	Second Amendment to Amended and Restated Bylaws of DynaResource, Inc. (incorporated by reference to Form 10-Q filed with the SEC on May 20, 2025, Exhibit 3.1, File No. 000-30371).
4.1*	Description of Capital Stock
4.2	Common Stock Purchase Warrant issued by the Company in connection with June 2015 financing (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 4.1, File No. 000-30371)
4.3	Registration Rights Agreement (incorporated by reference to Form 8-K filed with the SEC on July 2, 2015, Exhibit 4.2. File No. 000-30371).
4.4	Common Stock Purchase Warrant with Golden Post Rail, LLC (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.3, File No. 000-30371)
4.5	Common Stock Purchase Warrant with other Purchasers (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.4, File No. 000-30371)
4.6	Amendment to the June 30, 2015 Warrant (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.5, File No. 000-30371)
4.7	Amended and Restated Registration Rights Agreement (incorporated by reference to Form 8-K filed with the SEC on May 20, 2020, Exhibit 4.7, File No. 000-30371)

10.1

Securities Purchase Agreement, dated as of May 6, 2015, between the Company and Certain Purchasers (incorporated by reference to Form 8-K filed with the SEC on May 8, 2015, Exhibit 10.1, File No. 000-30371)

10.2

Gold Concentrate Purchase Agreement dated 1 February 2021 with reference OPUK.SP90731, by and between MK Metal Trading Mexico SA de CV and Mineras de DynaResource SA de CV (incorporated by reference to Form 10-K filed with the SEC on April 16, 2024, Exhibit 10.10, File No. 000-30371)

10.3	DynaResource, Inc. 2022 Stock Incentive Plan (incorporated by reference to Form 10-K/A filed with the SEC on April 30, 2025, Exhibit 10.11, File No. 000-30371).
10.4	Amendment Agreement dated as of August 2, 2023 by and between DynaResource Inc. and MK Metal Trading México de CV (incorporated by reference to Form 8-K dated August 10, 2023).
10.5	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Form 8-K filed with the SEC on February 22, 2024, Exhibit 10.2 File No. 000-30371)
10.6	Employment Agreement dated as of June 3, 2024 by and between the Company and Rohan Hazelton (incorporated by reference to Form 8-K filed with the SEC on June 7, 2024, Exhibit 10.2 File No. 000-30371).
10.7

Revised and Amended Agreement Concerning the Business Relationship Dated as of June 3, 2024 by and between K.D. Diepholz and the Company (incorporated by reference to Form 8-K filed with the SEC on June 7, 2024, Exhibit 10.3 File No. 000-30371).

10.8

Employment Agreement dated as of July 22, 2024 by and between the Company and Alonso Sotomayor (incorporated by reference to Form 8-K filed with the SEC on July 22, 2024, Exhibit 10.1, File No. 000-30371).

10.9	DynaResource, Inc. 2024 Amended and Restated Equity Incentive Plan (incorporated by reference to Form 8-K filed with the SEC on January 10, 2025, Exhibit 10.1 File No. 000-30371).
10.10

Amendment Agreement #5 dated October 21, 2024 between DynaResource de Mexico S.A. de C.V. and MK Metals Trading Mexico S.A. de C.V. (incorporated by reference to Form 8-K filed with the SEC on October 25, 2024, Exhibit 10.1 File No. 000-30371).

10.11

Amendment Agreement, dated as of August 5, 2025, by and among DynaResource de Mexico, SA de CV, MK Metal Trading Mexico SA de CV, and Ocean Partners UK Limited (portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (incorporated by reference to Form 10-Q filed with the SEC on November 14, 2025, Exhibit 10.1 File No. 000-30371).

10.12

Concentrate Credit Facility, dated August 22, 2025, by and between DynaResource de Mexico, SA de CV and Ocean Partners UK Limited (incorporated by reference to Form 10-Q filed with the SEC on November 14, 2025, Exhibit 10.2 File No. 000-30371).

10.13

Parent Company Guarantee, dated August 22, 2025, by and between DynaResource, Inc., DynaResource de Mexico, SA de CV and Ocean Partners UK Limited (incorporated by reference to Form 10-Q filed with the SEC on November 14, 2025, Exhibit 10.3 File No. 000-30371).

10.14	First Amendment to Employment Agreement - Rohan Hazelton (incorporated by reference to Form 8-K filed with the SEC on November 26, 2025, Exhibit 10.1 File No. 000-30371).
10.15	Offer of Continued Employment - Alonso Sotomayor (incorporated by reference to Form 8-K filed with the SEC on November 26, 2025, Exhibit 10.2 File No. 000-30371).
10.16

Consulting Agreement dated February 26, 2026 by and between DynaResource, Inc. and Vulcan’s Forge Capital Pty. Ltd. (incorporation by reference to Form 8-K filed with the SEC on March 4, 2026, Exhibit 10.1, File No. 000-30371).

19.1	Code of Ethics and Business Conduct (which includes the Insider Trading Policy) incorporated by reference to Form 10-K/A filed with the SEC on April 30, 2025, Exhibit 19.1, File No. 000-30371).
21.1*	List of subsidiaries.
23.1*	Consent of P&E Mining Consultants Inc.
23.2*	Consent of D.E.N.M Engineering Ltd.
96.1*	Technical Report Summary for the San José de Gracia Gold Project effective March 24, 2025.
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 are filed herewith, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Audited Consolidated Statements of Operations and Other Comprehensive (Loss) for the years ended December 31, 2025 and 2024, (ii) the Audited Consolidated Balance Sheets as of December 31, 2025 and 2024, (iii) the Audited Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024, (iv) the Audited Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, and (v) the Notes to the Audited Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

ITEM 16. 10K SUMMARY

Not Applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: April 1, 2026	By:	s/ Rohan Hazelton
Rohan Hazelton,
Chief Executive Officer

Date: April 1, 2026	By:	s/ Alonso Sotomayor
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

/s/ Oscar Cabrera	/s/ Rohan Hazelton
Oscar Cabrera, Chairman	Rohan Hazelton

/s/ Dr. Quinton Hennigh	/s/ Dale G. Petrini
Dr. Quinton Hennigh	Dale G. Petrini

/s/ Brent Omland	/s/ Phillip Rose
Brent Omland	Phillip Rose

/s/ Maria Virginia Anzola
Maria Virginia Anzola

April 1, 2026
Dated