Form 10-Q
period 2026-03-31
DYNARESOURCE, INC.
filed 2026-05-15
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2026 there were 29,315,726 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$2,489,783	$4,171,891
Concentrate and ore inventories (Note 2)	1,491,984	1,595,363
Foreign tax receivable	973,403	1,424,244
Supplies inventory	2,318,315	2,313,917
Other current assets (Note 4)	908,877	694,939
Total current assets	8,182,362	10,200,354
Mineral property interests, plant and equipment (net of accumulated
depreciation and depletion of $1,582,087 and $1,094,844) (Note 3)	20,009,931	17,308,323
Right-of-use assets, net	492,951	500,392
Deferred tax asset, net	1,542,011	2,349,186
Foreign tax receivable	28,597,347	27,238,331
TOTAL ASSETS	$58,824,602	$57,596,586

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 5)	$15,263,761	$17,305,927
Accrued mining taxes and other liabilities (Note 5)	10,612,611	9,786,005
Derivative liability (Note 6)	1,177,657	1,249,030
Credit line (Note 7)	9,166,667	8,333,333
Current portion of operating lease payable	99,284	87,689
Mining concession duties payable (Note 8)	5,242,921	5,174,078
Total current liabilities	41,562,901	41,936,062
Credit line (Note 7)	5,000,000	6,666,667
Operating lease payable, less current portion	436,449	511,317
Deferred tax liability	622,030	622,030
Asset retirement obligation (Note 9)	2,838,892	2,831,430
Other liabilities	264,337	266,550
TOTAL LIABILITIES	50,724,609	52,834,056
TEMPORARY EQUITY (Note 10)
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIENCY) (Note 10)
Common Stock, $0.01 par value, 40,000,000 shares authorized 29,315,726 shares issued and outstanding	293,157	293,157
Series E Convertible Preferred Stock, $0.0001 par value, 1,552,795 shares authorized, issued and outstanding	2,500,000	2,500,000
Preferred rights	40,000	40,000
Additional paid-in-capital	70,351,574	70,168,395
Treasury stock, 37,180 shares each period, at cost	(95,023)	(95,023)
Accumulated other comprehensive income	(8,027,374)	(8,647,513)
Accumulated deficit	(62,819,821)	(65,353,966)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	2,242,513	(1,094,950)
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$58,824,602	$57,596,586

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
FOR THE MONTHS THREE ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	Three months	Three months
	March 31,	March 31,
	2026	2025
REVENUE	18,047,699	13,696,401
Operating costs	(10,681,774)	(10,171,638)
Depreciation and depletion	(459,792)	(162,566)
GROSS PROFIT	$6,906,133	$3,362,197

General and administrative expenses	1,373,528	1,250,244
Stock-based compensation	183,179	251,707
Accretion expense (Note 9)	34,640	4,986
Right of use asset amortization	15,674	27,754
Depreciation and amortization	68,928	—
OPERATING INCOME	5,230,184	1,827,506

Foreign currency losses	124,751	15,155
Interest expense	398,513	376,834
Derivative mark-to-market gain	(71,373)	(71,373)
Other expenses	845,521	(11,140)
NET INCOME BEFORE TAXES	3,932,772	1,518,030

Mining tax expense	548,401	304,420
Income tax expense	850,226	612,234
TOTAL TAX EXPENSE	1,398,627	916,654

NET INCOME	$2,534,145	$601,376

DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(58,575)	(58,575)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,475,570	$542,801

INCOME PER SHARE ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.
Basic income per common share	$0.08	$0.02
Weighted average shares outstanding – Basic	29,315,726	29,315,726
Diluted income per common share	$0.07	$0.02
Weighted average shares outstanding – Diluted	37,612,085	34,845,035

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	620,139	(37,992)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	620,139	(37,992)
TOTAL COMPREHENSIVE INCOME	$3,154,284	$563,384

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Restated)

	Preferred E		Common		Preferred	Preferred	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Capital	Shares	Amount	Income	Deficit	Totals

Balance January 1, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$69,131,186	37,180	$(95,023)	$(1,788,699)	$(66,705,019)	$3,375,602
Stock-based compensation - Vesting	—	—	—	—	—	—	251,707	—	—	—	—	$251,707
Other Comprehensive Income	—	—	—	—	—	—	—	—	—	(37,992)	—	(37,992)
Net Loss	—	—	—	—	—	—	—	—	—	—	601,376	601,376
Balance, March 31, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$69,382,893	37,180	$(95,023)	$(1,826,691)	$(66,103,643)	$4,190,693

Balance January 1, 2026	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$70,168,395	37,180	$(95,023)	$(8,647,513)	$(65,353,966)	$(1,094,950)
Stock-based compensation - Vesting	—	—	—	—	—	—	183,179	—	—	—	—	183,179
Other Comprehensive Income	—	—	—	—	—	—	—	—	—	620,139	—	620,139
Net Income	—	—	—	—	—	—	—	—	—	—	2,534,145	2,534,145
Balance, March 31, 2026	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$70,351,574	37,180	$(95,023)	$(8,027,374)	$(62,819,821)	$2,242,513

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,534,145	$601,376
Adjustments to reconcile net income (loss) to cash used in operating activities
Derivatives mark-to-market gain	(71,373)	(71,373)
Accretion expense	34,640	4,986
Depreciation and depletion (Note 3)	528,720	162,566
Right-of-use asset amortization	15,674	27,754
Interest expense	115,343	—
Other expense	125,664	—
Stock-based compensation	183,179	251,707
Deferred tax asset	807,175	554,631
Foreign exchange	313,273	(23,913)
Operating cash flows before change in non-cash working capital items	4,586,440	1,507,734
Change in non-cash working capital items:
Accounts receivable	—	(545,863)
Inventories	79,008	245,100
Foreign tax receivable	(1,307,849)	(1,675,086)
Other assets	(224,424)	(1,037,613)
Accounts payable and accrued expenses	(1,994,527)	3,330,833
Accrued mining taxes and other liabilities	901,713	—
Other liabilities	(2,213)	—
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	2,038,148	1,825,105

CASH FLOWS FROM INVESTING ACTIVITIES
Mine development	(2,547,126)	(2,122,579)
Purchase of equipment	(245,341)	(535,305)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,792,467)	(2,657,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of credit line (Note 7)	(833,333)	(975,000)
Operating lease payments	(74,179)	(54,108)
CASH FLOWS USED IN FINANCING ACTIVITIES	(907,512)	(1,029,108)

Effects of foreign currency in cash	(20,277)	(726,871)
NET DECREASE IN CASH	(1,682,108)	(2,588,758)
CASH AT BEGINNING OF PERIOD	4,171,891	4,781,352
CASH AT END OF PERIOD	2,489,783	$2,192,594

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$398,388	$189,089
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Going concern

These interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The information should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026, the Company had negative working capital of $33,380,539, an accumulated deficit of $62,819,821, and for the period ended March 31, 2026, had a net income of $2,534,145. These matters raise substantial doubt about the Company’s suability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital as needed from the sales of stock, additional debt financing or debt refinancing as may be required. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash balances may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2026, the Company had $1,001,717 in deposits in United States banks, and $1,488,066 in Mexico banks. The Company had no cash equivalents as of March 31, 2026 or December 31, 2025. Deposits are maintained with high-quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist primarily of trade receivables related to the sale of metal concentrate, recorded net of allowances for doubtful accounts and mark-to-market adjustments on provisional invoices based on forward metal prices. An allowance is recorded when receivables are determined to be uncollectible. As of March 31, 2026 and December 31, 2025 management believes all accounts receivable are fully collectable.

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

A write-down to fair value is recognized when the expected future cash flows are less than the net book value of the property, or when other events or changes in circumstances indicate that the carrying amount is not recoverable. As of March 31, 2026 and December 31, 2025, no indicators of impairment existed.

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

The relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries were as follows for the periods ended March 31, 2026 and December 31, 2025 (expressed as Mexican Pesos per one U.S. dollar):

	March 31, 2026	December 31, 2025
Current Exchange Rate	18.10	20.43

The relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended March 31, 2026 and 2025 (Mexican Pesos per one U.S. dollar):

	March 31, 2026	March 31, 2025
Weighted Average Exchange Rate for the Three Months Ended	17.56	16.98

The Company recorded currency transaction gain (loss) of $620,139 and $(37,992) for the three months ended March 31, 2026 and 2025, respectively.

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

For the three months ended March 31, 2026 and 2025, no revenue was recognized during the period from deferred contract liabilities, and no customer deposits were refunded to the customer due to order cancellations.

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

The Company’s Series C Senior Convertible Preferred Stock (the “Series C Preferred Stock”) and related outstanding dividends are convertible into 3,031,669 and 2,942,695 shares of Common Stock as of March 31, 2026 and 2025, respectively. The Company’s Series D Senior Convertible Preferred Stock (the “Series D Preferred Stock”) and related outstanding dividends are convertible into 851,200 and 820,800 shares of common stock as of March 31, 2026 and 2025, respectively. The Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”) are convertible into 1,552,794 shares of common stock as of March 31, 2026. During the periods ended March 31, 2026 and 2025, the Company had warrants outstanding to purchase 892,165 shares of common stock.

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

Commodity Pricing Contract

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

In August 2025, the Company entered into a commodity pricing arrangement pursuant to the Offtake Agreement. Under this min/max pricing structure, the Company hedged the sales price of 6,000 troy ounces of gold, representing 1,000 ounces per month for the period from September 30, 2025 through February 27, 2026. This arrangement utilizes monthly expiring options that establish a minimum price of $3,200 per ounce (put strike) and a maximum price of $3,500 per ounce (call strike). The effect of this hedging activity was approximately negative $2.9 million in Q1 2026 and negative $2.8 million in Q1 2025.

Additionally, in November 2025, the Company entered into another commodity pricing arrangement under the Offtake Agreement. This arrangement also features a min/max pricing structure, hedging the sales price of 3,000 troy ounces of gold, or 500 ounces per month, for the timeframe from March 31, 2026, to August 31, 2026. Here, the minimum price (put strike) is set at $3,600 per ounce, with a maximum price (call strike) of $4,425 per ounce.

Furthermore, in December 2025, the Company entered into yet another commodity pricing arrangement under the Offtake Agreement. This arrangement hedged the sales price of 1,500 troy ounces of gold, or 250 ounces per month, for the same period from March 31, 2026, to August 31, 2026. The minimum price for this arrangement (put strike) is $4,000 per ounce, while the maximum price (call strike) is $4,800 per ounce. However, these arrangements were not effective during fiscal Q1 2026 and, as such, had no impact on the Company’s results of operations for that quarter.

Recently Issued Accounting Standards

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

NOTE 2 – CONCENTRATE AND ORE INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances as of March 31, 2026 and December 31, 2025, respectively, were as follows:

	March 31, 2026	December 31, 2025
Mined tonnage	$1,102,043	$899,302
Gold-Silver concentrates	389,941	696,061
Total inventories	$1,491,984	$1,595,363

NOTE 3 – MINERAL PROPERTY INTERESTS, PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests, plant and equipment at March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Mineral property interests, cost
Mining concessions	$4,132,678	$4,132,678
Mine development	11,927,438	8,911,872
Subtotal	$16,060,116	$13,044,550
Less: accumulated depletion	(1,387,471)	(964,295)
Mineral property interests, carrying value	$14,672,645	$12,080,255

Plant and equipment, cost
Construction in progress	$653,481	$542,000
Plant and equipment	2,311,970	2,228,651
Other	2,566,451	2,587,966
Subtotal	5,531,902	5,358,617
Less: Accumulated depreciation and amortization	(194,616)	(130,549)
Plant and equipment, carrying value	$5,337,286	$5,228,068

Mineral property interests, plant and equipment, carrying value	$20,009,931	$17,308,323

Mineral properties totaled $14,672,645 as of March 31, 2026 and included capitalized development costs of $3,015,556 during the period ended March 31, 2026. Depletion expense during the three months ended March 31, 2026 and 2025, was $459,792 and $162,566, respectively.

Depreciation and amortization are recorded over each asset’s estimated useful life. Depreciation and amortization expense was $68,928 and $nil for the three months ended March 31, 2026 and 2025, respectively.

NOTE 4 - OTHER CURRENT ASSETS

As of March 31, 2026 and December 31, 2025, other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
Advances to suppliers	655,767	662,271
Prepaid expenses	253,110	32,668
Total other current assets	$908,877	$694,939

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2026 and December 31, 2025, the Company had the following accounts payable and accrued liabilities:

	March 31,	December 31,
	2026	2025
Accounts payable	$9,833,899	$11,644,576
Accrued vendors	869,162	2,586,453
Accrued payroll and board fees	55,073	222,250
Accrued interest	-	135,920
Other accrued liabilities	4,505,627	2,716,728
Trade payables and accruals	$15,263,761	$17,305,927

Accrued mining taxes	7,257,997	7,533,493
Other liabilities	3,354,614	2,252,512
Accrued mining taxes and other liabilities	$10,612,611	$9,786,005

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

The Company classified the inputs in this valuation as Level 3 within the fair value hierarchy under ASC 820 and utilized an equity simulation model to determine the value of conversion feature associated with the 2020 Warrants issued in connection with the notes convertible into Series D Preferred Stock, based on the assumptions set forth below:

Period Ended	March 31, 2026	December 31, 2025
Annual volatility rate	114%	115%
Risk free rate	3.79%	3.47%
Expected life (years)	4.12	4.37
Fair value of common stock	$1.32	$1.40

For the three months ended March 31, 2026 and the twelve months ended December 31, 2025, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock was estimated using a valuation model with level 3 inputs. See Note 14.

The following table summarizes the changes in the fair value of the derivative liability during the three months ended March 31, 2026 and the twelve months ended December 31, 2025.

Period Ended	March 31, 2026	December 31, 2025
Fair value of derivative (warrants), beginning of period	$1,249,030	$892,167
Exercise of warrants	-	-
Change in fair value of derivative	(71,373)	356,863
Fair value of derivative (warrants), end of period	$1,177,657	$1,249,030

NOTE 7 - CREDIT LINE

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

(B) Revolving Credit Line (RCL) & Temporary Advance Credit Line (TACL)

In addition, during November 2025 and December 2025, the On December 1, 2023, the Company exercised its option under the ACL to convert the outstanding balance of $9,750,000 into an RCL. The RCL is repayable as follows: Month 1, interest only; Months 2-11, 5% principal plus interest; and Month 12, final 50% principal plus interest.

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

(C) Amendment to Offtake Agreement and Credit Facility

On August 22, 2025, DynaMexico entered into an amendment (the “Offtake Amendment”) to the Gold Concentrate Purchase Agreement originally dated February 1, 2021 (as amended, the “Offtake Agreement”), with MK Metal Trading Mexico S.A. de C.V. (“Buyer”) and Ocean Partners UK Limited (“Ocean Partners UK”).

The Offtake Amendment:

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

Concurrent with the Offtake Amendment, DynaMexico and Ocean Partners UK entered into the Credit Facility, and the Company executed a Parent Company Guarantee in favor of Ocean Partners UK, guaranteeing DynaMexico’s obligations under the Credit Facility.

The following is a summary of activity during the periods ended March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Balance beginning of period	$15,000,000	$9,850,000
Advances	—	17,650,000
Principal Payments	(833,333)	(12,500,000)
Balance end of period	$14,166,667	$15,000,000
Current liability	$9,166,667	$8,333,333
Non-current liability	5,000,000	6,666,667

Interest expense on the RCL for the periods ended March 31, 2026 and 2025 were $398,388 and $376,834, respectively.

NOTE 8 – MINING CONCESSION DUTIES PAYABLE

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

As of June 2019, the Company ceased making monthly payments on the Francisco Arturo concession financing notes and petitioned the Servicio de Administración Tributaria (the “SAT”), the Mexican federal tax authority, for a reduction in the liability proportionate to the reduction in the Francisco Arturo concession area. For financial reporting purposes, the Company continues to carry all financing notes related to unpaid mining concession taxes on the Francisco Arturo concessions at their unpaid principal amounts and accrues interest. As of March 31, 2026 and December 31, 2025, $3,153,528 and $2,642,464 of accrued interest was included in the concessions duties payable balance.

The following summarizes the activity during the three months ended March 31, 2026:

Balance December 31, 2025	$5,174,078
Exchange rate adjustment	(46,501)
2026 Interest	115,344
2025 principal payments	—
Balance March 31, 2026	$5,242,921

NOTE 9 - ASSET RETIREMENT OBLIGATION

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

Asset retirement obligation consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Asset retirement obligation at beginning of year	$2,831,430	$223,520
Additions to ARO liability	—	2,565,906
Accretion	34,640	42,004
Foreign exchange	(27,178)	—
Asset retirement obligation at end of year	$2,838,892	$2,831,430

NOTE 10 - STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock authorized for issuance by the Company is 60,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 are designated as Series C Preferred Stock, 3,000,000 shares are designated as Series D Preferred Stock, and 1,552,795 shares are designated as Series E Preferred Stock; and (ii) 40,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). As of March 31, 2026, 13,713,213 shares of Preferred Stock remain un-designated.

Series C Senior Convertible Preferred Stock

As of March 31, 2026 and December 31, 2025 there were 1,734,992 shares of Series C Preferred Stock outstanding. As of March 31, 2026, the Series C Preferred Stock is convertible to Common Stock at $1.95 per share or redeemable in cash at the shareholder’s option and include anti-dilution protection. The Series C Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4% of $4,337,480 payable annually on June 30. As of March 31, 2026, dividends for the years 2016 to 2025 totaling $1,574,274 were in arrears.

Because the Series C Preferred Stock is mandatorily redeemable by the Company at the election of the holder upon maturity, it is classified as “temporary equity” on the consolidated balance sheet.

Series D Senior Convertible Preferred Stock

Financing Agreement with Golden Post Rail, LLC, and with Shareholders of DynaResource, Inc.

On May 14, 2020, the Company closed a financing agreement with certain shareholders totaling $4,020,000, which was convertible into Series D Preferred Stock. In connection with this financing, the noteholders also received the 2020 Warrants, as outlined in Note 6, to purchase an aggregate of 1,260,633 shares of the Company’s Common Stock at an exercise price of $0.01 a share.

On October 7, 2021, the Company paid $2,500,000 to repurchase one note. The remaining ten noteholders elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. Concurrently with the note conversion the noteholders exercised 368,468 of the 2020 Warrants to purchase 368,468 shares of the Company’s Common Stock at $0.01 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4.0% of $1,520,000 payable annually on October 18. As of March 31, 2026 dividends for the years 2022 to 2025 totaling $243,200 were in arrears.

Because the Series D Preferred is mandatorily redeemable by the Company at the election of the holder upon maturity, it is classified as “temporary equity” on the consolidated balance sheet.

Deemed dividends on the Series C Preferred Stock and Series D Preferred Stock for the three months ended March 31, 2026 and 2025, were $58,575 and $58,575 respectively. As these dividends have not been declared by the Company, they are required to be presented as an adjustment “below” the net income (loss) line on the accompanying unaudited condensed interim consolidated statements of income.

Series E Convertible Preferred Stock

As of March 31, 2026 and December 31, 2025, there were 1,552,795 Series E Preferred Stock outstanding. The Series E Preferred Stocks is convertible on a one-for-one basis into shares of Common Stock, subject to equitable adjustment. They are eligible to receive the equivalent of any Common Stock dividend declared but carry no preferred dividend rights and are not redeemable for cash.

Preferred Stock (Undesignated)

In addition to the 1,734,992 shares designated as Series C Preferred Stock, the 3,000,000 shares designated as Series D Preferred Stock, and 1,552,795 such shares designated as Series E Preferred Stock, the Company is authorized to issue an additional 13,713,213 shares of Preferred Stock, each having a par value of $0.0001 per share. The Board of Director has authority to issue Preferred Stock from time to time in one or more series and, with respect to each series, to fix and determine by resolution the designations, powers, preferences, rights, qualifications, limitations, and restrictions of such series. As of March 31, 2026 and December 31, 2025, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 shares of Common Stock, par value $0.01 per share. These shares carry full voting rights. As of March 31, 2026, and December 31, 2025, there were 29,315,726 shares of common stock outstanding. No dividends were declared or paid during the three months ended March 31, 2026 and 2025.

Preferred Rights

The Company issued “Preferred Rights” and received proceeds of $784,500 for these rights. This amount is reflected as “Preferred Rights” within stockholders’ equity in the accompanying condensed interim consolidated balance sheets. As of March 31, 2026, $744,500 had been repaid, leaving a balance of $40,000 as of March 31, 2026 and December 31, 2025.

Treasury Stock

There were no treasury stock transactions during the three months ended March 31, 2026, or during the year ended December 31, 2025.

There were 37,180 shares of treasury stock outstanding as of March 31, 2026 and December 31, 2025.

Warrants

As of March 31, 2026, the Company had outstanding warrants to purchase 892,165 shares of Common Stock. These warrants were issued as part of the 2020 financing transaction involving notes convertible into Series D Preferred Stock.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Exercisable at December 31, 2024	892,165	$0.01	5.37	—
Exercise of warrants	—	—	—	—
Forfeiture of the warrants	—	—	—	—
Balance at December 31, 2025	892,165	$0.01	4.37	—
Exercisable at December 31, 2025	892,165	$0.01	4.37	—
Exercise of warrants	—	$—	-	—
Forfeiture of the warrants	—	—	—	—
Balance as of March 31, 2026	892,165	$0.01	4.12	—

A derivative liability was recognized upon the issuance of the 2020 Warrants. As of March 31, 2026, the derivative liability totaled $1,177,657, and $1,249,030 as of December 31, 2025. See Note 6.

Options

As of March 31, 2026, the Company had outstanding options to purchase an aggregate of 1,150,000 shares of Common Stock, issued to Directors and Executive Officers as compensation:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Balance at December 31, 2024	—	—	—	—
Issuance of options	1,150,000	2.88	3.97	—
Exercise of options	—	—	—	—
Forfeiture of the options	—	—	—	—
Balance at December 31, 2025	1,150,000	2.88	2.97	—
Issuance of options	—	—	—	—
Exercise of options	—	—	—	—
Forfeiture of the options	—	—	—	—
Balance at March 31, 2026	1,150,000	2.88	2.72	—

NOTE 11 - STOCK-BASED COMPENSATION

For the three months ended March 31, 2026 and 2025, the Company recorded $0.2 million and $0.3 million in share-based compensation, associated with the vesting of granted Stock Options and Restricted Share Units (“RSUs”).

NOTE 12 - INCOME TAXES

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

The Company determines whether a contract is or contains a lease at inception. As of March 31, 2026, the Company has two operating leases: (i) a 52 month lease for office space with a remaining term of 20 months; and (ii) a 20-year ground lease associated with its Mexico mining operations, with a remaining term of approximately 7.75 years. Variable lease costs consist primarily of common area maintenance, storage, parking, and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit discount rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. The incremental borrowing rate is based on the Company’s interest rates on its outstanding promissory notes.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of March 31, 2026 and December 31, 2025, the Company’s financial assets and liabilities were measured at fair value using Level 3 inputs, with the exception of cash, accounts receivable, foreign tax receivable, notes payable, mining concession duties payable, which were valued using Level 1 inputs. A description of the valuation techniques and assumptions for Level 3 measurements is provided in Note 8.

	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of March 31, 2026:
Liabilities:
Derivative Liability	$1,177,657	$-	$-	$1,177,657
Totals	$1,177,657	$-	$-	$1,177,657
Fair Value Measurement at December 31, 2025:
Liabilities:
Derivative Liability	$1,249,030	$-	$-	$1,249,030
Totals	$1,249,030	$-	$-	$1,249,030

The fair values of other financial assets and liabilities were estimated to approximate their carrying amounts due to their short-term maturities and historically negligible credit losses, and are classified within Level 1 of the fair value hierarchy.

NOTE 15 - CUSTOMER CONCENTRATION

For the periods ended March 31, 2026 and December 31, 2025, one customer accounted for 100% of revenue and accounts receivable.

NOTE 16 – SEGMENTED INFORMATION

The Company operates as a single reportable segment focused on the development and operation of its gold-silver project in Mexico, The Company’s Chief Executive Officer ("CEO”) serves as the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income (loss) as the measure of segment performance and for purposes of resource allocation. Segment assets are reported on the consolidated balance sheet as total consolidated assets. A majority of the Company’s assets located in Mexico, with the following geographic concentrations as of March 31, 2026 and December 31, 2025:

	Mexico	United States	Total
March 31, 2026
Mineral property interests, plant and equipment, net	20,009,931	—	20,009,931
Current assets	7,017,979	1,164,383	8,182,362
Other assets	28,849,522	1,782,787	30,632,309
Total assets	$55,877,432	$2,947,170	$58,824,602

December 31, 2025
Mineral property interests, plant and equipment, net	17,260,659	47,664	17,308,323
Current assets	9,919,495	280,859	10,200,354
Other assets	28,642,912	1,444,997	30,087,909
Total assets	$55,823,066	$1,773,520	$57,596,586

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Total Revenue for the year - Mexico	$18,047,699	$13,696,401
Total Revenue for the year - United States	-	-
Total Revenue for the year	$18,047,699	$13,696,401

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Total comprehensive income (loss) for the year - Mexico	$4,303,978	$978,015
Total comprehensive income (loss) for the year - United States	(1,149,694)	(414,631)
Total comprehensive income (loss) for the year	$3,154,284	$563,384

NOTE 17 - RELATED PARTY TRANSACTIONS

Independent Director Compensation

During the three months ended March 31, 2026 and 2025, the Company paid or accrued $62,250 and $90,000 in management fees to directors. As of March 31, 2026 and December 31, 2025, amounts due to related parties and included in accrued liabilities totaled $62,250 and $278,600.

NOTE 18 - SUBSEQUENT EVENTS

On 1 May 2026, the Company completed a non‑brokered private placement financing with Ocean Partners UK Limited, pursuant to which the Company will issue 833,333 common shares at a price of $1.20 per share, for gross proceeds of $1.0 million.

The Company intends to use the proceeds from the Offering to strengthen the Company’s balance sheet while management continues to focus on grade and operational productivity and the recovery of Impuesto al Valor Agregado (“IVA”) tax payments relatable to its wholly owned Mexican subsidiary.

The Company has evaluated subsequent events through the date these unaudited interim consolidated financial statements were issued and determined that no other subsequent events occurred requiring recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) which we refer to in this report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not historical facts, they reflect our current expectations, estimates and projections regarding future results and events, including matters related to our mining business, including resource estimates, exploration efforts, results and expenditures, development initiatives at the SJG mine, estimated production and capacity, costs, capital expenditures, expenses, recoveries, gold prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (“ESG”) and human capital management initiatives, risk management strategies, capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “will”, “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking information in this report includes, but is not limited to, statements regarding the beliefs, plans, expectations or intentions of management, as of the date of report, regarding: (i) DynaResource, Inc.’s (the “Company”) ability to develop its exploration assets via operational cash flow from gold concentrate production; and (ii) the Company’s plans and expectations regarding its proposed 2025 exploration program for its SJG mine. Although the Company believes that the expectations reflected in the forward-looking information are reasonable, there can be no assurance that these expectations will be realized. Such forward-looking statements are subject to risks and uncertainties that may cause actual results, performance or developments to differ materially from those contained in the statements including, without limitation, risks related to: (1) fluctuations in commodity price, particularly gold and silver; (2) the Company’s ability to retain or engage qualified employees or contractors necessary to conduct operations at the SJG mine; (3) fluctuations in the demand for gold, silver and other minerals; (4) unexpected difficulties with the milling and the extraction of minerals from the Company’s projects; (5) unexpected interruptions and problems encountered in the operation of the SJG mine; (6) factors that delay or cause difficulties in timing of shipments of concentrates by the Company; (7) potential negative financial impact from regulatory investigations, claims, lawsuits and other legal proceedings and challenges; (8) the possibility that the Company may not have sufficient capital to operate its SJG mine or facilitate the further exploration of the SJG district; (9) inflationary pressures; (10) continued access to financing sources; (11) government orders that may require temporary suspension of operations or effects on our suppliers (12) the effects of environmental and other governmental regulations and government shut-downs; (13) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (14) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt; and (15) other factors beyond the Company’s control. Additional risks are discussed in our Annual Report on Form 10K for the year ended December 31, 2025, and other filings with the SEC.

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

From initial small-scale operations averaging 100 tons per 24-hour operating day in 2015, throughput has steadily increased, reaching an average of approximately 710 tons per day in 2025. For 2026, the Companies objective is to increase average daily throughput to between 750 to 800 tons per day with current installed optimized processing capacity of 3 ball mills only. During the first Quarter 2026 average process plant throughput was a pleasing 767 tons per day within targeted range.

Summary of Mining and Mill Operations

Annual Results from 2018 to 2025:

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

In 2025, on-site operational activities at the SJG mine resulted in the processing of approximately 260,694 tons of material and the production of approximately 21,393 gross ounces of gold (“Au Oz”). After applying dry weight adjustments pursuant to settlement terms with the buyer, approximately 20,848 Au Oz were sold.

Quarterly Results for the Three Months Ended March 31, 2026 and 2025:

		Three months ended
Key Operating Information	Unit	March 31, 2026	March 31, 2025

Operating Data
Ore mined	ton	75,238	64,032
Mining rate	tpd	827	704

Ore Milled	ton	69,816	67,374
Mill Throughput	tpd	767	740

Grade	g/t	2.90	3.63
Recovery Au	%	73.77%	73.80%

Gold Ounces Produced	oz	4,840	5,781
Gold Ounces Sold	oz	4,529	5,609

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

The decrease in feed grade at the processing facility during the first quarter of 2026 resulted from a planned reduction in the mining of certain high-grade zones in accordance with the mine plan, as well as higher than expected dilution encountered in the processed material. Increased throughput at the SJG process plant also contributed to a greater volume of lower-grade ore being treated.

2026 FIRST QUARTER HIGHLIGHTS

Operational Performance

During the first quarter of 2026, the Company continued to advance the optimization program at the SJG mine. This program The plan of operation for 2026 includes the continued enhancement is focused on increasing process plant throughput and recoveries, improving maintenance and equipment utilization, and ultimately enhancing operational efficiencies and profit margins at the SJG mine. Operational results for Q1 2026 showed marked improvement performance across several critical operational metrics (particularly in mill ore processing tonnes per day and unit costs) due to the ongoing optimization program.

The capital works program to add a primary gravity gold circuit to the processing plant, involved the installation of three new Falcon gravity concentrators installed downstream of the ball mills to recover a significant portion of the free gold present in the San Pablo, San Pablo Sur, Tres Amigos and La Mochomera deposits. The three new Falcon concentrator units are performing as design recovering approximately 30% of the gold in a specific gravity gold concentrate (average ~300 g/t Au) which achieves a higher payability factor. The target for 2026 is for the process plant to achieve a processing rate between 750 to 800 tpd.

Process plant reliability during the quarter was on target at 91%, which included several planned major maintenance shutdowns. Milled ore for Q1 2026 was 69,816 tons (approximately 767 tons per day) within the target objective for 2026 of between 750 to 800 tons per day. With the current high ball mill availability, the Company is evaluating cost-effective strategies to utilize additional processing capacity of approximately 50 wet tons per day. Gold metal recoveries for the quarter averaged 74%, similar to the 74% gold recovery achieved in Q1 2025. Higher gravity gold recovery in the quarter was offset by lower head grades.

During Q1 2026, metal production totaled 4,840 ounces of gold compared to 5,781 ounces in Q1 2025. The average gold feed grade was 2.90 g/t for Q1 2026 compared to 3.63 g/t for Q1 2025.

Mine development for Q1 2026 was on budget with 3,219 meters of development completed, compared to 3,172 meters in Q4 2025. The completion of new development drifts enabled the Company to maintain more than 20 stopes in production by the end of the quarter. This additional mining flexibility is expected to positively impact ore tonnage and grades in 2026. The Company has also completed a capital works program to enhance mine ventilation across all three mines which included connecting the Mochomera and San Pablo Sur mines which has had an immediate impact on the working environment. Improved ventilation time has resulted in an improvement in working conditions and faster re-entry times following blasting activities. Planning for a central Raise Bore ventilation shaft was cancelled due to unfavorable geotechnical conditions and this planned ventilation location was moved to Palo Chinos. This capital works program will involve approximately 100 metres of decline development and in addition to helping ventilation will bring mine development closer to the Purisima historical works. Numerous exploration targets have been identified in this southern area of the mineral field. This ventilation development will also be a platform for underground exploration.

Detailed Activities by Deposit:

Tres Amigos

Original mine planning at Tres Amigos anticipated closure by the end of Q1 2025. However, geological reinterpretations and targeted short exploration drifts identified two additional mineralized structures – the Victoria and Alexa veins – located within 40 meters of existing underground infrastructure.

To date approximately 45,000 tonnes of high-grade ore have been extracted from this high-grade structure. In addition, a new ore drive was completed on the upper levels of the Tres Amigos North Zone which is an area well known for free gold occurrences, providing access to a new high-grade ore face. Mining from this face is expected to continue throughout 2026.

This new access will also enable future diamond drilling to test the north and south extensions of the deposit, with the goal of increasing inventory. In Q1, 2026 approximately 37% of the process plant feed was sourced from the Tres Amigos area.

San Pablo Viejo and San Pablo Sur

Throughout Q1 2026, the Company continued mining multiple faces at the San Pablo and San Pablo Sur deposit while advancing development toward the deeper southern extensions of these deposits. San Pablo and San Pablo Sur are expected to be minor sources of gold production through 2026, with approximately 15% of the process plant feed sourced from these workings. There is the additional upside potential in these deposits and what is particularly promising is the South Extension at the 500 level, which could yield high-grade ("Bonanza”-style) gold mineralization in the short to mid-term.

La Mochomera

The La Mochomera vein is also expected to be a significant source of gold production in 2026, and in Q1 2026 the Mochomera mine development provided approximately 48% of the process plant ore feed, with especially promising high-grade potential at depth. During 2025, development activities intersected a previously unrecognized high-grade mineralized structure, now designated as the "532 Vein” and mine extraction from this vein in Q1 2026 added to the Mochomera production profile.

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

Results for the Three Months Ended March 31, 2026 and 2025

REVENUE: Revenue for the three months ended March 31, 2026 and 2025 was $18,047,699 and $13,696,401, respectively. The increase was primarily due to a higher realized gold prices.

OPERATING COSTS: Operating costs for the three months ended March 31, 2026 and 2025 were $10,681,774 and $10,171,638, respectively, primarily due to higher tonnage mined and processed.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the three months ended March 31, 2026 and 2025 were $1,373,528 and $1,250,244, respectively. These represent corporate overhead not directly attributable to site operations, including management, accounting, and legal expenses. Increases to general and administrative expenses in Q1 2026 primarily relate to an increase in consulting and professional fees related to the Company’s legal matters.

STOCK-BASED COMPENSATION EXPENSE: Stock-based compensation expense was $183,179 and $251,707 for the three months ended March 31, 2026 and 2025 respectively. The expense primarily relates to the vesting of restricted stock awards and other equity awards granted in prior periods. The decrease in stock based compensation expense in the first quarter of 2026 reflects the normal run off of expense associated with the vesting schedules of previously granted awards, with no significant new equity grants issued during the quarter.

DEPRECIATION AND DEPLETION: Depreciation and depletion expense for the three months ended March 31, 2026 and 2025 were $528,720 and $162,566, respectively. With the Company’s transition from Exploration Stage to Production Stage under S-K 1300, in 2025, the Company began capitalizing mine development costs and commenced depreciation and depletion charges on a units-of- production basis.

ACCRETION EXPENSE. Accretion expense for the three months ended March 31, 2026 and 2025 was $34,640 and $4,986, respectively. Mainly connected to the Company’s asset retirement obligation, related to estimated costs to decommission the milling plant and tailings pond at the estimated life of the mines in operation at the establishment of the ARO in 2025 as a result of the expansion of the milling operation.

OTHER EXPENSE: Other expense for the three months ended March 31, 2026 and 2025 were $1,297,412 and $309,476, respectively. Included in 2026 was interest expense of $398,513, mark-to-market gain on the derivative liability of $71,373, currency translation loss of $124,751, and other expense of $845,521. Included in 2025 was interest expense of $376,834, mark-to-market gain on the derivative liability of $71,373, currency translation loss of $15,155 and other income of $11,140.

OTHER COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes the Company’s net income (loss) plus the unrealized foreign currency translation gain for the period. The Company’s other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 were $620,139 and ($37,992), respectively.

Liquidity and Capital Resources

As of March 31, 2026, the Company had negative working capital of $33,380,539 comprised of current assets of $8,182,362 and current liabilities of $41,562,901. This represented an increase of $1,644,831 from the Company’s negative working capital of $31,735,708 as of December 31, 2025, primarily due a higher accounts payable and accrued liabilities as of March 31, 2026.

Net cash provided by operating activities for the three months ended March 31, 2026 was $2,038,148 compared to $1,825,105 during the three months ended March 31, 2025. The improvement in the cash flow from operations was primarily attributable to the Company’s income generated in the three months of 2026, driven by increased revenue.

Cash used in investing activities for the three months ended March 31, 2026 totaled $2,792,467 compared to $2,657,884 during the three months ended March 31, 2025. Mainly due a higher capitalization of mine development costs in Q1 2026, in comparison with Q1 2025.

Cash used by financing activities for the three months ended March 31, 2026 and 2025 was $907,512 and $1,029,108, respectively. Mainly as result of payment of credit line combined with the operating leasing payments in the related period.

Through March 31, 2026, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product.

Although the Company has incurred positive net income and net cash inflows from operating activities for the three months ended March 31, 2026, there were many expenditures associated with investing activities which were made that were not expended for the production of revenue during the current period, such as underground development and mine expansion costs. If these expenses had not been made, the Company’s net decrease in cash would have been minimized. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling, and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financings. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company had no off-balance sheet arrangements that would have a material adverse effect on its financial condition, results of operations, or liquidity.

Plan of Operation

The plan of operation for 2026 includes the continued enhancement of site infrastructure and processing capabilities, along with expanded exploration drilling at the SJG mine. During 2025, the Company processed an average of approximately 710 tons of material per day. For Q1 2026 an average of 767 tons of material was milled and the Company anticipates increasing daily processing throughput towards an average of 750 to 800 tons per day. The Company has installed processing capacity of up to 900 tons per day (with three ball mills), with a target rate of achieving an average of 800 tons per day taking into consideration planned maintenance downtime. The Company has continued underground development as part of its exploration activities on additional target areas (Vein 532, Victoria and Palos Chinos structures) which are anticipated to yield higher-grade material for processing. The Company expects that a combination of higher-grade feed material, increased processing throughput, and higher gold prices will produce a significant increase in revenue in 2026, as part of its ongoing exploration and project optimization efforts.

The Company plans to commence its exploration drilling program from underground in the later half of 2026 with firm quotes achieve to undertake this work received. Management and geologists will make decisions based on drill results, corporate strategies, market conditions, surface mapping, sampling, and target generation. The Company has contracted with a "Qualified Person,” within the meaning of S-K 1300, to interpret the collected data and compile a formal Mineral Resource Estimate update which was filed on May 20, 2025.

Capital Expenditures

Primary capital expenditures in 2026 will be directed toward increasing underground infrastructure development and enhancing processing capacity at the SJG mine. Average underground capitalized development in Q1 2026 was 383 meters per month, compared to 673 meters per month in Q1 2025. Processing systems have been upgraded through the installation of new Falcon Gravity gold concentrators and the repurposing of the original grinding mill. Additional equipment acquisitions and infrastructure improvements have also enhanced site access and operational capacity and the company is targeting an average daily production rate of between 750 to 800 tpd.

The Company is implementing a major Ventilation Upgrade in the La Mochomera and San Pablo mines with the installation of approximately 100 metres of mine development and a 30 metre raise ventilation shaft. Works for this shaft are scheduled to finish Q2 2026.

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

The Company intends to prioritize exploration of high-grade underground targets that can be readily incorporated into the mine plan, as well continue the regional program to better understand the broader potential of the SJG land package. Additionally, planning for deeper and lateral drilling between the San Pablo and Tres Amigos veins has highlighted the potential to extend high-grade underground resources at the SJG mine, especially in areas previously considered discontinuous due to faulting. The Company has identified opportunities to develop San Pablo, San Pablo Sur, La Mochomera, and Tres Amigos exploration potential. At the La Mochomera deposit, the Company plans to explore southward toward the historic Palos Chinos and Purisima mines, which operated over 100 years ago as high-grade producers. Of note is the Palos Chinos exploration target, located within 40 meters of the existing La Mochomera mine infrastructure. A 4,000 metre drill program has been designed for these targets which is planned to commence in the later half of 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. This evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer, who concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q. For purposes of this section, the term “disclosure controls and procedures” refers to controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers (or persons performing similar functions), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company’s legal proceedings are described in its Annual Report on Form 10‑K for the year ended 31 December 2025. There were no material changes or developments in such proceedings during the quarter ended 31 March 2026, and no new material legal proceedings were initiated during the quarter

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b-5 trading arrangement” or “non-Rule 10b-5 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Exhibit Number;	Name of Exhibit
10.1	Stock Purchase Agreement dated April 30, 2026 by and between DynaResource, Inc. and Ocean Partners UK Limited (incorporated by reference to Form 8-Kfiled with the SEC on May 6, 2026).
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DynaResource, Inc.

Date: May 15, 2026	By:	/s/ Rohan Hazelton
Rohan Hazelton,
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2026	By:	/s/ Alonso Sotomayor
Alonso Sotomayor,
Chief Financial Officer
(principal financial and accounting officer)