Form 10-Q
period 2026-06-30
DYNARESOURCE, INC.
filed 2026-08-18
CIK 1111741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 17, 2026 there were 30,149,059 shares of Common Stock of the registrant outstanding.

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,767,144	$4,171,891
Concentrate and ore inventories (Note 2)	1,488,112	1,595,363
Foreign tax receivable	510,156	1,424,244
Supplies inventory	2,059,852	2,313,917
Other current assets (Note 4)	738,227	694,939
Total current assets	6,563,491	10,200,354
Mineral property interests, plant and equipment (net of accumulated
depreciation and depletion of $2,083,978 and $1,094,844) (Note 3)	21,829,220	17,308,323
Right-of-use assets, net	485,020	500,392
Deferred tax asset, net	2,043,168	2,349,186
Foreign tax receivable	30,824,758	27,238,331
TOTAL ASSETS	$61,745,657	$57,596,586

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 5)	$16,890,648	$17,305,927
Accrued mining taxes and other liabilities (Note 5)	12,029,206	9,786,005
Derivative liability (Note 6)	356,857	1,249,030
Credit line (Note 7)	10,000,000	8,333,333
Current portion of operating lease payable	107,802	87,689
Mining concession duties payable (Note 8)	5,538,989	5,174,078
Total current liabilities	44,923,502	41,936,062
Credit line (Note 7)	2,500,000	6,666,667
Operating lease payable, less current portion	426,226	511,317
Deferred tax liability	622,030	622,030
Asset retirement obligation (Note 9)	2,968,319	2,831,430
Other liabilities	209,220	266,550
TOTAL LIABILITIES	51,649,297	52,834,056
TEMPORARY EQUITY (Note 10)
Series C Senior Convertible Preferred Stock, $0.0001 par value, 1,734,992 shares authorized, issued and outstanding	4,337,480	4,337,480
Series D Senior Convertible Preferred Stock, $0.0001 par value, 3,000,000 shares authorized, 760,000 shares issued and outstanding	1,520,000	1,520,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIENCY) (Note 10)
Common Stock, $0.01 par value, 40,000,000 shares authorized 30,149,059 shares issued and outstanding	301,490	293,157
Series E Convertible Preferred Stock, $0.0001 par value, 1,552,795 shares authorized, issued and outstanding	2,500,000	2,500,000
Preferred rights	40,000	40,000
Additional paid-in-capital	71,991,896	70,168,395
Treasury stock, 37,180 shares each period, at cost	(95,023)	(95,023)
Accumulated other comprehensive income	(8,310,012)	(8,647,513)
Accumulated deficit	(62,189,471)	(65,353,966)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	4,238,880	(1,094,950)
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$61,745,657	$57,596,586

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)

	Three months	Three months	Six months	Six months
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
REVENUE	11,436,532	15,886,286	29,484,231	29,582,687
Operating costs	(9,952,106)	(10,490,801)	(20,633,880)	(20,662,439)
Depreciation and depletion (Note 3)	(520,984)	(223,443)	(980,776)	(386,009)
GROSS PROFIT	$963,442	$5,172,042	$7,869,575	$8,534,239

General and administrative expenses	1,448,781	1,794,294	2,822,309	3,044,538
Stock-based compensation (Note 11)	648,655	574,957	831,834	826,664
Accretion expense (Note 9)	47,082	4,986	81,722	9,972
Right of use asset amortization	22,810	27,755	38,484	55,509
Depreciation and amortization (Note 3)	(51,680)	22,528	17,248	22,528
OPERATING (LOSS) INCOME	(1,152,206)	2,747,522	4,077,978	4,575,028

Foreign currency gain	(1,540,773)	(178,021)	(1,416,022)	(162,866)
Interest expense	402,280	398,843	800,793	775,677
Derivative mark-to-market (gain) / loss (Note 6)	(820,800)	339,022	(892,173)	267,649
Other (income) expenses	(194,597)	580,879	650,924	569,739
NET INCOME BEFORE TAXES	1,001,684	1,606,799	4,934,456	3,124,829

Mining tax expense	686,890	507,343	1,235,291	811,763
Income tax expense	(315,556)	595,434	534,670	1,207,668
TOTAL TAX EXPENSE	371,334	1,102,777	1,769,961	2,019,431

NET INCOME	$630,350	$504,022	$3,164,495	$1,105,398

DEEMED DIVIDEND FOR SERIES C & D PREFERRED	(58,575)	(58,575)	(117,150)	(117,150)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$571,775	$445,447	$3,047,345	$988,248

INCOME PER SHARE ATTRIBUTABLE TO THE EQUITY HOLDERS OF DYNARESOURCE, INC.
Basic income per common share	0.02	$0.02	$0.10	$0.03
Weighted average shares outstanding – Basic	29,636,239	29,315,726	29,476,868	29,315,726
Diluted income per common share	$0.00	$0.03	$0.07	$0.05
Weighted average shares outstanding – Diluted	37,712,817	36,113,164	37,553,446	36,113,164

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized foreign currency translation (loss) gain	(282,638)	1,005,614	337,501	967,622
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(282,638)	1,005,614	337,501	967,622
TOTAL COMPREHENSIVE INCOME	$347,712	$1,509,636	$3,501,996	$2,073,020

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Preferred E		Common		Preferred	Preferred	Shares To Be	Paid In	Treasury	Treasury	Other Comp	Accumulated
	Shares	Amount	Shares	Amount	Rights	Amount	Issued	Capital	Shares	Amount	Income (loss)	Deficit	Totals

Balance, March 31, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$—	$69,382,893	37,180	$(95,023)	$(1,826,691)	$(68,460,831)	$1,833,505
Stock Issued for Services	—	—	—	—	—	—	240,000	—	—	—	—	—	$240,000
Stock Compensation - Vesting	—	—	—	—	—	—	—	334,957	—	—	—	—	$334,957
Other Comprehensive Income	—	—	—	—	—	—	—	—	—	—	1,005,614	—	$1,005,614
Net income	—	—	—	—	—	—	—	—	—	—	—	504,022	$504,022
Balance, June 30, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$240,000	$69,717,850	37,180	$(95,023)	$(821,077)	$(67,956,809)	$3,918,098

Balance January 1, 2025 (restated)	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$—	$69,131,186	37,180	$(95,023)	$(1,788,699)	$(69,062,207)	$1,018,414
Stock Issued for Services	—	—	—	—	—	—	240,000	—	—	—	—	—	240,000
Stock-based compensation - Vesting	—	—	—	—	—	—	—	586,664	—	—	—	—	586,664
Other Comprehensive Income	—	—	—	—	—	—	—	—	—	—	967,622	—	967,622
Net income	—	—	—	—	—	—	—	—	—	—	—	1,105,398	1,105,398
Balance, June 30, 2025	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$240,000	$69,717,850	37,180	$(95,023)	$(821,077)	$(67,956,809)	$3,918,098

Balance, March 31, 2026	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$—	$70,351,574	37,180	$(95,023)	$(8,027,374)	$(62,819,821)	$2,242,513
Issuance of Common Stock	—	—	833,333	8,333	—	—	—	991,667	—	—	—	—	$1,000,000
Stock-based compensation - Vesting	—	—	—	—	—	—	—	648,655	—	—	—	—	$648,655
Other Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(282,638)	—	$(282,638)
Net Income	—	—	—	—	—	—	—	—	—	—	—	630,350	$630,350
Balance, June 30, 2026	1,552,795	$2,500,000	30,149,059	$301,490	1	$40,000	$-	$71,991,896	37,180	$(95,023)	$(8,310,012)	$(62,189,471)	$4,238,880

Balance January 1, 2026	1,552,795	$2,500,000	29,315,726	$293,157	1	$40,000	$—	$70,168,395	37,180	$(95,023)	$(8,647,513)	$(65,353,966)	$(1,094,950)
Issuance of Common Stock	—	—	833,333	8,333	—	—	—	991,667	—	—	—	—	$1,000,000
Stock-based compensation - Vesting	—	—	—	—	—	—	—	831,834	—	—	—	—	831,834
Other Comprehensive Income	—	—	—	—	—	—	—	—	—	—	337,501	—	337,501
Net Income	—	—	—	—	—	—	—	—	—	—	—	3,164,495	3,164,495
Balance, June 30, 2026	1,552,795	$2,500,000	30,149,059	$301,490	1	$40,000	$-	$71,991,896	37,180	$(95,023)	$(8,310,012)	$(62,189,471)	$4,238,880

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,164,495	$1,105,398
Adjustments to reconcile net income (loss) to cash used in operating activities
Derivatives mark-to-market gain	(892,173)	267,649
Accretion expense	81,722	9,972
Depreciation and depletion	998,024	408,537
Right-of-use asset amortization	38,484	55,509
Interest expense	233,177	—
Other expense	125,664	603,105
Stock-based compensation	831,834	826,664
Deferred tax asset	306,018	1,084,015
Foreign exchange	(563,341)	—
Operating cash flows before change in non-cash working capital items	4,323,904	4,360,849
Change in non-cash working capital items:
Accounts receivable	—	433,692
Inventories	421,187	(20,644)
Foreign tax receivable	(2,069,735)	(3,296,992)
Other assets	(35,081)	(2,025,802)
Accounts payable and accrued expenses	(709,923)	2,935,627
Accrued mining taxes and other liabilities	1,808,123	—
Other liabilities	(57,330)	574,980
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	3,681,145	2,961,710

CASH FLOWS FROM INVESTING ACTIVITIES
Mine development	(4,104,530)	(4,939,778)
Purchase of equipment	(418,390)	(981,537)
CASH FLOWS USED IN INVESTING ACTIVITIES	(4,522,920)	(5,921,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,000,000	—
Proceeds from credit line	—	2,650,000
Payments of credit line	(2,500,000)	(2,440,069)
Operating lease payments	(88,090)	(76,175)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,588,090)	133,756

Effects of foreign currency in cash	25,118	581,870
NET DECREASE IN CASH	(2,404,747)	(2,243,979)
CASH AT BEGINNING OF PERIOD	4,171,891	4,781,352
CASH AT END OF PERIOD	1,767,144	$2,537,373

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$645,917	$464,459
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

DYNARESOURCE, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had one wholly owned subsidiary in the United States, DynaMéxico US Holding, LLC (“US Holding”) and three wholly owned subsidiaries in Mexico, DynaResource de México, S.A. de C.V. (“DynaMéxico”), Mineras de DynaResources S.A. de C.V. (“DynaMineras”) and DynaResource Operaciones de San José de Gracia S.A. de C.V. (“DynaOperaciones”). In April 2024, as part of the Company’s organizational, operating and tax strategy in Mexico, the Company purchased Minera de Alica S.A. de C.V. (“DynaAlica”) a Mexican corporation with no assets, liabilities or activity.

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

As of June 30, 2026, the Company had negative working capital of $38,360,011, an accumulated deficit of $62,189,471, and for the period ended June 30, 2026, had a net income of $3,164,495. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital as needed from the sales of stock, additional debt financing or debt refinancing as may be required. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash balances may, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2026, the Company had $384,638 in deposits in United States banks, and $1,382,506 in Mexico banks. The Company had no cash equivalents as of June 30, 2026 or December 31, 2025. Deposits are maintained with high-quality financial institutions that management believes are creditworthy.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist primarily of trade receivables related to the sale of metal concentrate, recorded net of allowances for doubtful accounts and mark-to-market adjustments on provisional invoices based on forward metal prices. An allowance is recorded when receivables are determined to be uncollectible. As of June 30, 2026 and December 31, 2025 management believes all accounts receivable are fully collectable.

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

A write-down to fair value is recognized when the expected future cash flows are less than the net book value of the property, or when other events or changes in circumstances indicate that the carrying amount is not recoverable. As of June 30, 2026 and December 31, 2025, no indicators of impairment existed.

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

The relevant exchange rates used in the preparation of the unaudited financial statements for the subsidiaries were as follows for the periods ended June 30, 2026 and December 31, 2025 (expressed as Mexican Pesos per one U.S. dollar):

	June 30, 2026	December 31, 2025
Current Exchange Rate	17.51	17.95

The relevant exchange rates used in the preparation of the income statement portion of unaudited financial statements for the subsidiaries are as follows for the periods ended June 30, 2026 and 2025 (Mexican Pesos per one U.S. dollar):

	June 30, 2026	June 30, 2025
Weighted Average Exchange Rate for the Six Months Ended	17.47	19.96

The Company recorded currency transaction gain of $1,663,623 and $162,866 for the six months ended June 30, 2026 and 2025, respectively.

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

For the six months ended June 30, 2026 and 2025, no revenue was recognized during the period from deferred contract liabilities, and no customer deposits were refunded to the customer due to order cancellations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable, credit line and derivative liabilities. The carrying values of cash, accounts receivable, accounts payable, and credit line approximate fair value due to their short-term nature. Installment credit line also approximates fair value based on the relationship between stated interest rates and the Company’s risk-adjusted borrowing rate. Derivative liabilities are measured using the Black-Scholes model.

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

The Company’s Series C Senior Convertible Preferred Stock (the “Series C Preferred Stock”) and related outstanding dividends are convertible into 3,220,770 and 3,031,669 shares of Common Stock as of June 30, 2026 and 2025, respectively. The Company’s Series D Senior Convertible Preferred Stock (the “Series D Preferred Stock”) and related outstanding dividends are convertible into 881,600 and 851,200 shares of common stock as of June 30, 2026 and 2025, respectively. The Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”) are convertible into 1,552,795 shares of common stock as of June 30, 2026. During the periods ended June 30, 2026 and 2025, the Company had warrants outstanding to purchase 892,165 shares of common stock.

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

The effect of hedging activity for the three and six months ended June 30, 2026 was approximately negative $0.8 million and $3.8 million, respectively, compare to $nil and $1.1 million for the same period of 2025.

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

NOTE 2 – CONCENTRATE AND ORE INVENTORIES

Inventories are carried at the lower of cost or fair value and consist of mined tonnage, gravity-flotation concentrates, and gravity tailings (or, flotation feed material). Inventory balances as of June 30, 2026 and December 31, 2025, respectively, were as follows:

	June 30, 2026	December 31, 2025
Mined tonnage	$871,514	$899,302
Gold-Silver concentrates	616,598	696,061
Total inventories	$1,488,112	$1,595,363

NOTE 3 – MINERAL PROPERTY INTERESTS, PLANT AND EQUIPMENT

The cost and carrying value of mineral property interests, plant and equipment at June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Mineral property interests, cost
Mining concessions	$4,132,678	$4,132,678
Mine development	13,875,488	8,911,872
Subtotal	$18,008,166	$13,044,550
Less: accumulated depletion	(1,756,514)	(964,295)
Mineral property interests, carrying value	$16,251,652	$12,080,255

Plant and equipment, cost
Construction in progress	$416,528	$542,000
Plant and equipment	2,834,380	2,228,651
Other	2,654,124	2,587,966
Subtotal	5,905,032	5,358,617
Less: Accumulated depreciation and amortization	(327,464)	(130,549)
Plant and equipment, carrying value	$5,577,568	$5,228,068

Mineral property interests, plant and equipment, carrying value	$21,829,220	$17,308,323

Mineral properties totaled $16,251,652 as of June 30, 2026 and included capitalized development costs of $4,963,616 during the period ended June 30, 2026, compare to a mineral properties total of $12,080,255 as of December 31, 2025, and included capitalized development cost of $8,911,872 during the period ended December 31, 2025. Depletion expense during the six months ended June 30, 2026 and 2025, was $792,219 and $386,009, respectively.

Depreciation and amortization are recorded over each asset’s estimated useful life. Depreciation and amortization expense was $193,095 and $22,528 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 4 - OTHER CURRENT ASSETS

As of June 30, 2026 and December 31, 2025, other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
Advances to suppliers	655,577	662,271
Prepaid expenses	82,650	32,668
Total other current assets	$738,227	$694,939

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND ACCRUED MINING TAXES AND OTHER LIABILITIES

As of June 30, 2026 and December 31, 2025, the Company had the following accounts payable and accrued liabilities:

	June 30,	December 31,
	2026	2025
Accounts payable	$11,412,777	$11,644,576
Accrued vendors	950,179	2,586,453
Accrued payroll and board fees	55,119	222,250
Accrued interest	118,296	135,920
Other accrued liabilities	4,354,277	2,716,728
Accounts payables and accruals	$16,890,648	$17,305,927

Accrued mining taxes	8,510,565	7,533,493
Other liabilities	3,518,641	2,252,512
Accrued mining taxes and other liabilities	$12,029,206	$9,786,005

NOTE 6 - DERIVATIVE LIABILITY

Warrants Issued With the Notes Convertible Into Series D Preferred

In fiscal 2020, the Company closed a financing agreement with Golden Post Rail, LLC (“Golden Post”) and certain shareholders pursuant to which the Company issued convertible promissory notes bearing interest at 10%. These notes were convertible into shares of Series D Preferred Stock and Common Stock purchase warrants (the “2020 Warrants”) exercisable at $0.01 per share, with a ten-year expiration. The 2020 Warrants contain anti-dilution provisions. See Note 10. The Company analyzed the conversion features of the promissory notes and determined that the 2020 Warrants and the remaining purchaser warrants issued in connection with the notes qualified as derivative liabilities. The fair value was required to be allocated among the notes, the notes’ conversion features, and the 2020 Warrants and remaining purchaser warrants, and was subsequently remeasured at each reporting date. The Company performed a valuation of the conversion features of the 2020 Warrants and remaining purchaser warrants. In performing the valuation, the Company applied the guidance in ASC 820, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporated assumptions that market participants would use in pricing the asset or liability and utilized market data to the maximum extent possible.

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

The Company classified the inputs in this valuation as Level 3 within the fair value hierarchy under ASC 820 and utilized an equity simulation model to determine the value of conversion feature associated with the 2020 Warrants issued in connection with the notes convertible into Series D Preferred Stock, based on the assumptions set forth below:

Period Ended	June 30, 2026	December 31, 2025
Annual volatility rate	115%	115%
Risk free rate	2.74%	3.47%
Expected life (years)	3.87	4.37
Fair value of common stock	$0.40	$1.40

The following table summarizes the changes in the fair value of the derivative liability during the six months ended June 30, 2026 and the twelve months ended December 31, 2025.

Period Ended	June 30, 2026	December 31, 2025
Fair value of derivative (warrants), beginning of period	$1,249,030	$892,167
Exercise of warrants	-	-
Change in fair value of derivative	(892,173)	356,863
Fair value of derivative (warrants), end of period	$356,857	$1,249,030

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

The following is a summary of activity during the periods ended June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Balance beginning of period	$15,000,000	$9,850,000
Advances	—	17,650,000
Principal Payments	(2,500,000)	(12,500,000)
Balance end of period	$12,500,000	$15,000,000
Current liability	$10,000,000	$8,333,333
Non-current liability	2,500,000	6,666,667

Interest expense on the RCL for the periods ended June 30, 2026 and 2025 were $756,680 and $554,252, respectively.

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

As of June 2019, the Company ceased making monthly payments on the Francisco Arturo concession financing notes and petitioned the Servicio de Administración Tributaria (the “SAT”), the Mexican federal tax authority, for a reduction in the liability proportionate to the reduction in the Francisco Arturo concession area. For financial reporting purposes, the Company continues to carry all financing notes related to unpaid mining concession taxes on the Francisco Arturo concessions at their unpaid principal amounts and accrues interest. As of June 30, 2026 and December 31, 2025, $233,177 and $421,245 of accrued interest was included in the concessions duties payable balance.

The following summarizes the activity during the six months ended June 30, 2026:

Balance December 31, 2025	$5,174,078
Exchange rate adjustment	131,734
2026 Interest	233,177
2026 principal payments	—
Balance June 30, 2026	$5,538,989

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

Asset retirement obligation consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Asset retirement obligation at beginning of year	$2,831,430	$223,520
Additions to ARO liability	—	2,565,906
Accretion	81,722	42,004
Foreign exchange	55,167	—
Asset retirement obligation at end of year	$2,968,319	$2,831,430

NOTE 10 - STOCKHOLDERS’ EQUITY

The total number of shares of all classes of capital stock authorized for issuance by the Company is 60,001,000 shares, consisting of (i) 20,001,000 shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”), of which 1,734,992 are designated as Series C Preferred Stock, 3,000,000 shares are designated as Series D Preferred Stock, and 1,552,795 shares are designated as Series E Preferred Stock; and (ii) 40,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”). As of June 30, 2026, 13,713,213 shares of Preferred Stock remain un-designated.

Series C Senior Convertible Preferred Stock

As of June 30, 2026 and December 31, 2025 there were 1,734,992 shares of Series C Preferred Stock outstanding. As of June 30, 2026, the Series C Preferred Stock is convertible to Common Stock at $1.95 per share or redeemable in cash at the shareholder’s option and include anti-dilution protection. The Series C Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4% of $4,337,480 payable annually on June 30. As of June 30, 2026, dividends for the years 2016 to 2026 totaling $1,747,783 were in arrears.

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

On October 7, 2021, the Company paid $2,500,000 to repurchase one note. The remaining ten noteholders elected to convert their notes totaling $1,520,000 into Series D Preferred Stock at $2.00 per share. Concurrently with the note conversion the noteholders exercised 368,468 of the 2020 Warrants to purchase 368,468 shares of the Company’s Common Stock at $0.01 per share. On October 18, 2021, the Company issued 760,000 shares of Series D Preferred Stock. The Series D Preferred Stock may receive a 4% per annum dividend, payable if available, and in arrears, calculated at 4.0% of $1,520,000 payable annually on October 18. As of June 30, 2026 dividends for the years 2022 to 2025 totaling $243,200 were in arrears.

Because the Series D Preferred is mandatorily redeemable by the Company at the election of the holder upon maturity, it is classified as “temporary equity” on the consolidated balance sheet.

Deemed dividends on the Series C Preferred Stock and Series D Preferred Stock for the six months ended June 30, 2026 and 2025, were $117,150 and $117,150 respectively. As these dividends have not been declared by the Company, they are required to be presented as an adjustment “below” the net income (loss) line on the accompanying unaudited condensed interim consolidated statements of income.

Series E Convertible Preferred Stock

As of June 30, 2026 and December 31, 2025, there were 1,552,795 Series E Preferred Stock outstanding. The Series E Preferred Stocks is convertible on a one-for-one basis into shares of Common Stock, subject to equitable adjustment. They are eligible to receive the equivalent of any Common Stock dividend declared but carry no preferred dividend rights and are not redeemable for cash.

Preferred Stock (Undesignated)

In addition to the 1,734,992 shares designated as Series C Preferred Stock, the 3,000,000 shares designated as Series D Preferred Stock, and 1,552,795 such shares designated as Series E Preferred Stock, the Company is authorized to issue an additional 13,713,213 shares of Preferred Stock, each having a par value of $0.0001 per share. The Board of Directors has authority to issue Preferred Stock from time to time in one or more series and, with respect to each series, to fix and determine by resolution the designations, powers, preferences, rights, qualifications, limitations, and restrictions of such series. As of June 30, 2026 and December 31, 2025, there were no other shares of Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 40,000,000 shares of Common Stock, par value $0.01 per share. These shares carry full voting rights. As of June 30, 2026, and December 31, 2025, there were 30,149,059 and 29,315,726, respectively, shares of common stock outstanding. No dividends were declared or paid during the six months ended June 30, 2026 and 2025.

Preferred Rights

The Company issued “Preferred Rights” and received proceeds of $784,500 for these rights. This amount is reflected as “Preferred Rights” within stockholders’ equity in the accompanying condensed interim consolidated balance sheets. As of June 30, 2026, $744,500 had been repaid, leaving a balance of $40,000 as of June 30, 2026 and December 31, 2025.

Stock Issuances

On May 26, 2026 the Company issued 833,333 shares of Common Stock to Ocean Partners UK for $1,000,000 cash consideration.

Treasury Stock

There were no treasury stock transactions during the six months ended June 30, 2026, or during the year ended December 31, 2025.

There were 37,180 shares of treasury stock outstanding as of June 30, 2026 and December 31, 2025.

Warrants

As of June 30, 2026, the Company had outstanding warrants to purchase 892,165 shares of Common Stock. These warrants were issued as part of the 2020 financing transaction involving notes convertible into Series D Preferred Stock.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Exercisable at December 31, 2024	892,165	$0.01	5.37	—
Exercise of warrants	—	—	—	—
Forfeiture of the warrants	—	—	—	—
Balance at December 31, 2025	892,165	$0.01	4.37	—
Exercisable at December 31, 2025	892,165	$0.01	4.37	—
Exercise of warrants	—	$—	-	—
Forfeiture of the warrants	—	—	—	—
Balance as of June 30, 2026	892,165	$0.01	3.87	—

A derivative liability was recognized upon the issuance of the 2020 Warrants. As of June 30, 2026, the derivative liability totaled $356,857, and $1,249,030 as of December 31, 2025. See Note 6.

Options

As of June 30, 2026, the Company had outstanding options to purchase an aggregate of 1,150,000 shares of Common Stock, issued to Directors and Executive Officers as compensation:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual	Intrinsic
	of Shares	per share	Life (Years)	Value
Balance at December 31, 2024	—	—	—	—
Issuance of options	1,150,000	2.88	3.97	—
Exercise of options	—	—	—	—
Forfeiture of the options	—	—	—	—
Balance at December 31, 2025	1,150,000	2.88	2.97	—
Issuance of options	—	—	—	—
Exercise of options	—	—	—	—
Forfeiture of the options	—	—	—	—
Balance at June 30, 2026	1,150,000	2.88	2.47	—

NOTE 11 - STOCK-BASED COMPENSATION

For the six months ended June 30, 2026 and 2025, the Company recorded $0.8 million and $0.8 million in share-based compensation, associated with the vesting of granted Stock Options and Restricted Share Units (“RSUs”).

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

The Company determines whether a contract is or contains a lease at inception. As of June 30, 2026, the Company has two operating leases: (i) a 52 month lease for office space with a remaining term of 17 months; and (ii) a 20-year ground lease associated with its Mexico mining operations, with a remaining term of approximately 7.5 years. Variable lease costs consist primarily of common area maintenance, storage, parking, and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit discount rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. The incremental borrowing rate is based on the Company’s interest rates on its outstanding promissory notes.

Mercuria Matters

As described in Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10Q, Mercuria holds LCIA arbitration awards against DynaMineras and is pursuing enforcement proceedings in Mexico. Mercuria has also commenced proceedings in Texas against the Company and DynaMéxico seeking to hold them liable for DynaMineras' obligations under theories including fraudulent transfer, conspiracy, and alter ego. The Company and DynaMéxico dispute these claims and believe they have meritorious defenses. The Company is currently unable to predict the ultimate outcome of these proceedings.

The Company has recorded an accrual of $1,000,000 in respect of the arbitration awards and related costs. Management continues to evaluate the matter based on information currently available and will update its assessment as additional information becomes available. The accrual does not represent management's estimate of the ultimate amount that may be payable, but rather the amount determined to be appropriate under applicable accounting standards based on the information currently available.

DynaMineras Tax Assessment

On August 10, 2026, the Mexican tax authority (Servicio de Administración Tributaria, or "SAT") issued a tax assessment following its review of the 2021 tax year of DynaMineras. The tax assessment includes proposed adjustments relating principally to the treatment of certain tax loss carryforwards, deductions and income recognition matters. The tax assessment resulted in an aggregate proposed assessment of approximately MXN $173.7 million (approximately US$10 million), consisting of tax, inflation adjustments, interest and penalties.

Management, together with its legal and tax advisors, disagrees with significant portions of the tax assessment and believes substantial factual and legal defenses remain available. The Company intends to pursue available administrative and judicial remedies with respect to those matters for which it disagrees with SAT's tax assessment.

While the tax assessment includes a quantified amount, the matter remains subject to available review and appeal processes. Based on the information currently available, management does not believe that a loss is probable and estimable under applicable accounting standards and, accordingly, the Company has not recorded a liability in the accompanying condensed consolidated financial statements related to SAT's review of DynaMineras' 2021 tax year.

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

As of June 30, 2026 and December 31, 2025, the Company’s derivative liability was measured at fair value using Level 3 inputs. A description of the valuation techniques and assumptions for Level 3 measurements is provided in Note 6.

	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurement as of June 30, 2026:
Liabilities:
Derivative Liability	$356,857	$-	$-	$356,857
Totals	$356,857	$-	$-	$356,857
Fair Value Measurement at December 31, 2025:
Liabilities:
Derivative Liability	$1,249,030	$-	$-	$1,249,030
Totals	$1,249,030	$-	$-	$1,249,030

The fair values of other financial assets and liabilities were estimated to approximate their carrying amounts due to their short-term maturities and historically negligible credit losses.

NOTE 15 - CUSTOMER CONCENTRATION

For the periods ended June 30, 2026 and December 31, 2025, one customer accounted for 100% of revenue.

NOTE 16 – SEGMENTED INFORMATION

The Company operates as a single reportable segment focused on the development and operation of its gold-silver project in Mexico, The Company’s Chief Executive Officer ("CEO”) serves as the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income (loss) as the measure of segment performance and for purposes of resource allocation. Segment assets are reported on the consolidated balance sheet as total consolidated assets. A majority of the Company’s assets located in Mexico, with the following geographic concentrations as of June 30, 2026 and December 31, 2025:

	Mexico	United States	Total
June 30, 2026
Mineral property interests, plant and equipment, net	21,829,220	—	21,829,220
Current assets	6,091,664	471,827	6,563,491
Other assets	31,570,159	1,782,787	33,352,946
Total assets	$59,491,043	$2,254,614	$61,745,657

December 31, 2025
Mineral property interests, plant and equipment, net	17,260,659	47,664	17,308,323
Current assets	9,919,495	280,859	10,200,354
Other assets	28,642,912	1,444,997	30,087,909
Total assets	$55,823,066	$1,773,520	$57,596,586

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Total Revenue for the year - Mexico	$29,484,231	$29,582,687
Total Revenue for the year - United States	-	-
Total Revenue for the period	$29,484,231	$29,582,687

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Total comprehensive income (loss) for the period - Mexico	$5,526,381	$3,978,543
Total comprehensive income (loss) for the period - United States	(2,024,385)	(1,905,523)
Total comprehensive income (loss) for the period	$3,501,996	$2,073,020

NOTE 17 - RELATED PARTY TRANSACTIONS

Independent Director Compensation

During the six months ended June 30, 2026 and 2025, the Company paid or accrued $62,250 and $124,500 in management fees to directors. As of June 30, 2026 and December 31, 2025, amounts due to related parties and included in accrued liabilities totaled $62,250 and $278,600.

NOTE 18 - SUBSEQUENT EVENTS

On August 11, 2026 the Company announced a non-brokered private placement financing with certain of the Company’s existing stockholders (the “Offering”) to raise gross proceeds of US$3.0 million (or up to a gross aggregate of US$6.4 million if all warrants are exercised).

Proposed Financing Terms

Under the terms of the Offering, the Company will issue units at a subscription price of US$0.45 per unit, with each unit comprised of one common share of the Company and one common share purchase warrant. The subscription price is based on approximately the 20-day volume-weighted average price of the Company’s shares as at the end of July 2026. Each warrant will have an exercise price of US$0.51 per share and be conditional on an increase in the Company’s authorized shares of common stock to accommodate the exercise of the warrants (the “Authorized Shares Condition”) and will be exercisable until the later of 180 days and 30 days after the Authorized Shares Condition is satisfied.

The Company expects to use the net proceeds from the Offering for general corporate purposes, working capital, debt service obligations, including overdue debt repayments, and capital expenditures at the San José de Gracia Project.

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

From initial small-scale operations averaging 100 tons per 24-hour operating day in 2015, throughput has steadily increased, reaching an average of approximately 710 tons per day in 2025. For 2026, the Companies objective is to increase average daily throughput to between 750 to 800 tons per day with current installed optimized processing capacity of 3 ball mills only. During the second quarter 2026 average process plant throughput was a pleasing 754 tons per day within targeted range.

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

Quarterly Results for the Three and Six Months Ended June 30, 2026 and 2025:

		Three months ended		Six months ended
Key Operating Information	Unit	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Operating Data
Ore mined	ton	65,656	74,002	140,894	138,034
Mining rate	tpd	721	813	778	763

Ore Milled	ton	67,347	66,834	137,163	134,208
Mill Throughput	tpd	740	734	758	741

Grade	g/t	2.45	3.63	2.68	3.63
Recovery Au	%	69.71%	74.64%	71.78%	74.22%

Gold Ounces Produced	oz	3,703	5,701	8,543	11,482
Gold Ounces Sold	oz	3,286	5,712	7,815	11,321

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

The decrease in the gold feed grade at the processing facility during the second quarter of 2026 resulted from a reduction in the mining of certain high-grade zones due to the company terminating one underground mining contractor for poor safety and production performance, as well as higher than expected dilution encountered in the processed material. Increased throughput at the SJG process plant also contributed to a greater volume of lower-grade ore being processed.

2026 SECOND QUARTER HIGHLIGHTS

Operational Performance

During the second quarter of 2026, the Company continued to advance the optimization program at the SJG mine. This program identified the ongoing poor safety and operational performance of one of the two underground mining contractors engaged. The decision was made early in the second quarter to terminate this contractor and work with the remaining underground contractor to safely take over 100% of the Company’s underground development and ore production requirements. It is anticipated that this change over will take 3 to 6 months to complete and an immediate positive impact has been a significant decrease in total project manning due to the elimination of duplicate positions, due to having two overlapping underground mining contractors.

The plan of operation for 2026 includes continued enhancement and is focused on increasing process plant throughput and recoveries, improving maintenance and equipment utilization, and ultimately enhancing operational efficiencies and profit margins at the SJG mine. Operational results for Q2 2026 showed marked improvement performance across several critical operational metrics (particularly in mill ore processing tonnes per day and unit costs) due to the ongoing optimization program.

The capital works program to add a primary gravity gold circuit to the processing plant, involved the installation of three new Falcon gravity concentrators installed downstream of the ball mills to recover a significant portion of the free gold present in the San Pablo, San Pablo Sur, Tres Amigos and La Mochomera deposits. The three new Falcon concentrator units are performing as design recovering approximately 30% of the gold in a specific gravity gold concentrate (average ~300 g/t Au) which achieves a higher payability factor. The target for 2026 is for the process plant to achieve a processing rate between 750 to 800 tpd and for the first 6 months of 2026 an average of 758 tonnes per day has been achieved.

Process plant reliability during the quarter was on target at 91%, which included several planned major maintenance shutdowns. Milled ore for Q2 2026 was 67,347 tons (approximately 740 tons per day). With the current high ball mill availability, the Company is evaluating cost-effective strategies to utilize additional processing capacity of approximately 50 wet tons per day. Gold metal recoveries for the quarter averaged 69.71%, higher than the 74.6% gold recovery achieved in Q2 2025.

During Q2 2026, metal production totaled 3,703 ounces of gold compared to 5,701 ounces in Q2 2025. The average gold feed grade was 2.45 g/t for Q2 2026 compared to 3.63 g/t for Q2 2025.

Mine development for Q2 2026 was below budget due to termination of one of the mining contractors during the quarter, with 1,804 meters of development completed, compared to 3,804 meters in Q2 2025. The completion of new development drifts enabled the Company to maintain more than 20 stopes in production by the end of the quarter. This additional mining flexibility is expected to positively impact ore tonnage and grades in the second half of 2026. The Company has also completed a capital works program to enhance mine ventilation across all three mines which included connecting the Mochomera and San Pablo Sur mines which has had an immediate impact on the working environment. Improved ventilation has resulted in an improvement in working conditions and faster re-entry times following blasting activities. Planning for a central Raise Bore ventilation shaft was cancelled due to unfavorable geotechnical conditions and this planned ventilation location was moved to Palo Chinos. This capital works program will involve approximately 100 metres of horizontal decline development with 30 meters of vertical development and, in addition to helping ventilation, will bring mine development closer to the Purisima historical works. Numerous exploration targets have been identified in this southern area of the mineral field. This ventilation development will also be a platform for underground exploration.

Detailed Activities by Deposit:

Tres Amigos

Original mine planning at Tres Amigos anticipated closure by the end of Q2 2025. However, geological reinterpretations and targeted short exploration drifts identified two additional mineralized structures – the Victoria and Alexa veins – located within 40 meters of existing underground infrastructure.

To date approximately 65,000 tonnes of high-grade ore have been extracted from this high-grade structure. In addition, a new ore drive was completed on the upper levels of the Tres Amigos North Zone which is an area well known for free gold occurrences, providing access to a new high-grade ore face. Mining from this face is expected to continue throughout 2026. This new access will also enable future diamond drilling to test the north and south extensions of the deposit, with the goal of increasing inventory. In Q2 2026 approximately 58% of the process plant feed was sourced from the Tres Amigos area.

San Pablo Viejo and San Pablo Sur

Throughout Q2 2026, the Company continued mining multiple faces at the San Pablo and San Pablo Sur deposit while advancing development toward the deeper southern extensions of these deposits. San Pablo and San Pablo Sur are expected to be minor sources of gold production through the second half of 2026, with approximately 5 to 10% of the process plant feed sourced from these workings. There is the additional upside potential in these deposits and what is particularly promising is the South Extension at the 500 level, which could yield high-grade ("Bonanza”-style) gold mineralization in the short to mid-term.

La Mochomera

The La Mochomera vein is also expected to be a significant source of gold production in 2026, and in Q2 2026 the La Mochomera mine development provided approximately 38% of the process plant ore feed, with especially promising high-grade potential at depth. During 2025, development activities intersected a previously unrecognized high-grade mineralized structure, now designated as the "532 Vein” and mine extraction from this vein in Q2 2026 added to the Mochomera production profile.

OUTLOOK (SJG MINE)

While the Company made significant headway in 2025, optimization efforts will continue to focus on improving gold ore grades to the mill, throughput rates, and recoveries. San Pablo Sur, San Pablo, La Mochomera, Palos Chinos and the Tres Amigos ore bodies are expected to remain the main contributors to production in the year ahead. Further development in these areas will also be a key focus to access additional high-grade zones and additional mining faces. The Company's full-year 2026 production outlook is uncertain as it will depend on the successful transition and ramp-up of its new mining contractor, together with continued operational improvements throughout the remainder of the year.

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

Results for the Three Months Ended June 30, 2026 and 2025

Revenue for the three months ended June 30, 2026 and 2025 was $11,436,532 and $15,886,286, respectively. The decrease was primarily due to a decrease in the average grade in Q2 2026 of 2.45 g/t compared to 3.63 in Q2 2025, partially offset by a higher realized gold prices per ounce of gold sold of $3,480 in Q2 2026 compared to $2,781 in Q2 2025.

Operating costs for the three months ended June 30, 2026 and 2025 were $9,952,106 and $10,490,801, respectively, primarily due to lower tonnage mined and processed of 65,656 tonnes in Q2 2026 compared to 74,002 tonnes in Q2 2025.

General and administrative expenses for the three months ended June 30, 2026 and 2025 were $1,448,781 and $1,794,294, respectively. These represent corporate overhead not directly attributable to site operations, including management, accounting, and legal expenses. The decrease to general and administrative expenses in Q2 2026 primarily relate to due to cost cutting measures.

Stock-based compensation expense was $648,655 and $574,957 for the three months ended June 30, 2026 and 2025 respectively. The expense primarily relates to the vesting of restricted stock awards and other equity awards granted in prior periods. The increase in stock based compensation expense in the second quarter of 2026 reflects the normal run off of expense associated with the vesting schedules of previously granted awards, with no significant new equity grants issued during the quarter.

Depreciation and depletion expense for the three months ended June 30, 2026 and 2025 were $469,304 and $245,971, respectively. With the Company’s transition from Exploration Stage to Production Stage under S-K 1300, in 2025, the Company began capitalizing mine development costs and commenced depreciation and depletion charges on a units-of- production basis.

Accretion expense for the three months ended June 30, 2026 and 2025 was $47,082 and $4,986, respectively. Mainly connected to the Company’s asset retirement obligation, related to estimated costs to decommission the milling plant and tailings pond at the estimated life of the mines in operation at the establishment of the ARO in 2025 as a result of the expansion of the milling operation.

Other (income) expense for the three months ended June 30, 2026 and 2025 were $(2,153,890) and $1,140,723, respectively. Included in 2026 was interest expense of $648,655, mark-to-market gain on the derivative liability of $820,800, currency translation gain of $1,540,773 and other income of $194,597. Included in 2025 was interest expense of $398,843, mark-to-market loss on the derivative liability of $339,022, currency translation gain of $178,021 and other expense of $580,879.

Total comprehensive income includes the Company’s net income plus the unrealized foreign currency translation (loss) gain for the period. The Company’s total comprehensive income for the three months ended June 30, 2026 and 2025 were $347,712 and $1,509,636, respectively.

Results for the Six Months (“Year to date” or “YTD”) Ended June 30, 2026 and 2025

Revenue for the six months ended June 30, 2026 and 2025 was $29,484,231 and $29,582,687, respectively. For the six months ended June 30, 2026, the gold sales reduced to 7,815 ounces compared to 11,321 ounces for the same period of 2025. This reduction was offset by the higher realized gold prices per ounce of gold sold of $3,773 in YTD 2026 compared to $2,613 in YTD 2025, resulting in the revenue balance in line for the comparable period.

Operating costs for the six months ended June 30, 2026 and 2025 were $20,633,880 and $20,662,439, respectively, primarily due to similar tonnage mined and processed of 140,894 tonnes in YTD 2026 compared to 138,034 tonnes in YTD 2025.

General and administrative expenses for the six months ended June 30, 2026 and 2025 were $2,822,309 and $3,044,538, respectively. These represent corporate overhead not directly attributable to site operations, including management, accounting, and legal expenses. The decrease to general and administrative expenses in Q2 2026 primarily relate to due to cost cutting measures.

Stock-based compensation expense was $831,834 and $826,664 for the six months ended June 30, 2026 and 2025 respectively. The expense primarily relates to the vesting of restricted stock awards and other equity awards granted in prior periods. The increase in stock based compensation expense in the second quarter of 2026 reflects the normal run off of expense associated with the vesting schedules of previously granted awards, with no significant new equity grants issued during the quarter.

Depreciation and depletion expense for the six months ended June 30, 2026 and 2025 were $998,024 and $408,537, respectively. With the Company’s transition from Exploration Stage to Production Stage under S-K 1300, in 2025, the Company began capitalizing mine development costs and commenced depreciation and depletion charges on a units-of- production basis.

Accretion expense for the six months ended June 30, 2026 and 2025 was $81,722 and $9,972, respectively. Mainly connected to the Company’s asset retirement obligation, related to estimated costs to decommission the milling plant and tailings pond at the estimated life of the mines in operation at the establishment of the ARO in 2025 as a result of the expansion of the milling operation.

Other (income) expense for the six months ended June 30, 2026 and 2025 were $(856,478), and $1,450,199, respectively. Included in 2026 was interest expense of $800,793, mark-to-market gain on the derivative liability of $892,173, currency translation gain of $1,416,022, and other expense of $650,924. Included in 2025 was interest expense of $775,677, mark-to-market loss on the derivative liability of $267,649, currency translation gain of $162,866 and other income of $569,739.

Total comprehensive income includes the Company’s net income (loss) plus the unrealized foreign currency translation gain for the period. The Company’s total comprehensive income for the six months ended June 30, 2026 and 2025 were $3,501,996 and $2,073,020, respectively.

Liquidity and Capital Resources

As of June 30, 2026, the Company had negative working capital of $38,360,011 comprised of current assets of $6,563,491 and current liabilities of $44,923,502. This represented an increase of $6,624,303 from the Company’s negative working capital of $31,735,708 as of December 31, 2025, primarily due a higher accounts payable and accrued liabilities and lower cash position as of June 30, 2026.

Net cash provided by operating activities for the six months ended June 30, 2026 was $3,681,135 compared to $2,961,710 during the six months ended June 30, 2025. The improvement in the cash flow from operations was primarily attributable to the Company’s income generated in the six months of 2026, driven by increased net income.

Cash used in investing activities for the six months ended June 30, 2026 totaled $4,522,920 compared to $5,921,315 during the six months ended June 30, 2025. Mainly due a higher capitalization of mine development costs in 2026, in comparison with 2025.

Cash (used in) provided by financing activities for the six months ended June 30, 2026 and 2025 was $(1,588,090) and $133,756, respectively. Mainly as result of payment of credit line combined with the operating leasing payments in the related period.

Through June 30, 2026, the Company’s available liquidity and operations have been financed primarily through its operations and the revenue generated from the sale of product.

Although the Company has incurred positive net income and net cash inflows from operating activities for the six months ended June 30, 2026, there were many expenditures associated with investing activities which were made that were not expended for the production of revenue during the current period, such as underground development and mine expansion costs. If these expenses had not been made, the Company’s net decrease in cash would have been minimized. Future capital requirements will depend on many factors, including the Company’s rate of mining, milling, and exploration activities and growth. To the extent that existing capital and revenue growth are not sufficient to fund future activities, the Company may need to raise capital through additional equity or debt financings. Additional funds may not be available on terms favorable to the Company or at all. Failure to raise additional capital, if needed, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company had no off-balance sheet arrangements that would have a material adverse effect on its financial condition, results of operations, or liquidity.

Plan of Operation

The plan of operation for 2026 includes the continued enhancement of site infrastructure and processing capabilities, along with expanded exploration drilling at the SJG mine. During 2025, the Company processed an average of approximately 710 tons of material per day. For Q2 2026 an average of 754 tons of material was milled and the Company anticipates increasing daily processing throughput towards an average of 750 to 800 tons per day. The Company has installed processing capacity of up to 900 tons per day (with three ball mills), with a target rate of achieving an average of 800 tons per day taking into consideration planned maintenance downtime. The Company has continued underground development as part of its exploration activities on additional target areas (Vein 532, Victoria and Palos Chinos structures) which are anticipated to yield higher-grade material for processing. The Company expects that a combination of higher-grade feed material, increased processing throughput, and higher gold prices will produce a significant increase in revenue in 2026, as part of its ongoing exploration and project optimization efforts.

The Company plans to commence its exploration drilling program from underground in the latter half of 2026 with firm quotes achieve to undertake this work received. Management and geologists will make decisions based on drill results, corporate strategies, market conditions, surface mapping, sampling, and target generation. The Company has contracted with a "Qualified Person,” within the meaning of S-K 1300, to interpret the collected data and compile a formal Mineral Resource Estimate update which was filed on May 20, 2025.

Capital Expenditures

Primary capital expenditures in 2026 will be directed toward increasing underground infrastructure development and enhancing processing capacity at the SJG mine. Average underground capitalized development in Q2 2026 was 602 meters per month, compared to 673 meters per month in Q2 2025. Processing systems have been upgraded through the installation of new Falcon Gravity gold concentrators and the repurposing of the original grinding mill. Replacement of the Primary Crusher with a new higher capacity machine which was purchased in 2025 is currently scheduled for installation for early Q3 2026. Additional equipment acquisitions and infrastructure improvements have also enhanced site access and operational capacity, and the company is targeting an average daily production rate of between 750 to 800 tpd.

The Company is implementing a major Ventilation Upgrade in the La Mochomera and San Pablo mines with the installation of approximately 100 metres of mine development and a 30 metre raise ventilation shaft. Works for this shaft are scheduled to finish in the second half of 2026 with 60 metres of the mine development completed during Q2 2026.

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

The Company intends to prioritize exploration of high-grade underground targets that can be readily incorporated into the mine plan, as well continue the regional program to better understand the broader potential of the SJG land package. Additionally, planning for deeper and lateral drilling between the San Pablo and Tres Amigos veins has highlighted the potential to extend high-grade underground resources at the SJG mine, especially in areas previously considered discontinuous due to faulting. The Company has identified opportunities to develop San Pablo, San Pablo Sur, La Mochomera, and Tres Amigos exploration potential. At the La Mochomera deposit, the Company plans to explore southward toward the historic Palos Chinos and Purisima mines, which operated over 100 years ago as high-grade producers. Of note is the Palos Chinos exploration target, located within 40 meters of the existing La Mochomera mine infrastructure. A 4,000 metre drill program has been designed for these targets which is planned to commence in the latter half of 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. This evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer, who concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q. For purposes of this section, the term “disclosure controls and procedures” refers to controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers (or persons performing similar functions), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company's legal proceedings are described in its Annual Report on Form 10-K for the year ended December 31, 2025. During the six months ended June 30, 2026, material developments occurred with respect to the Mercuria matter, as described below. Except as disclosed herein, there were no material changes in previously disclosed legal proceedings during the period.

Mercuria Energy Trading S.A. vs. Mineras de DynaResources S.A. de C.V.

As previously disclosed, Mercuria Energy Trading S.A. ("Mercuria") initiated arbitration proceedings against Mineras de DynaResources S.A. de C.V. (“DynaMineras”) arising from a Long-Term Supply Agreement and related Prepayment Agreement between the parties. On January 14, 2022 and July 1, 2022, a tribunal of the London Court of International Arbitration ("LCIA") issued awards in favor of Mercuria. Mercuria is pursuing enforcement of those awards against DynaMineras in the Mexican courts.

On March 20, 2026, Mercuria filed a lawsuit in the 193rd Judicial District Court of Dallas County, Texas, against DynaResource, Inc., DynaMineras, and DynaResource de México, S.A. de C.V. ("DynaMéxico"). The action alleges, among other things, that a 2022 assignment of a gold concentrate purchase agreement from DynaMineras to DynaMéxico constituted a fraudulent transfer under Texas law and asserts related civil conspiracy and alter ego claims. Mercuria seeks to hold DynaResource, Inc. and DynaMéxico liable for obligations arising from the LCIA awards.

The Company and DynaMéxico dispute the allegations and believe they have meritorious defenses. On July 24, 2026, the Company and DynaMéxico filed an Answer denying the allegations, and DynaMéxico separately filed a Special Appearance contesting the Texas court's exercise of personal jurisdiction over DynaMéxico. The matter remains pending.

Title of Properties

On August 5, 2026, The Company announced that the Federal District Court in Mexico (the “Court”) has issued a favorable ruling in the Amparo proceedings by the Company’s subsidiary, DynaResource de México, S.A. de C.V. (“DynaMéxico”), relating to eight mining concessions (the “Impacted Concessions”) associated with the San José de Gracia Project in Mexico.

The Court granted constitutional protection (“Amparo”) to the Company, concluding that DynaResource was not properly notified of the administrative proceedings that resulted in the claimed cancellation of the mining concessions posted to the Mexican Secretariat of Economy’s (Secretaría de Economía) website, and, as a result, was denied its constitutional right to due process and an opportunity to defend its interests. The Court further ordered the authorities to recommence the notification process in accordance with applicable legal requirements before continuing any administrative proceedings.

The ruling is subject to the applicable appeal process under Mexican law, and the respondent authorities may seek review of the decision. The Company, together with its legal counsel, will continue to monitor the proceeding and will provide further updates as material developments occur.

As previously disclosed on July 18, 2025, the Company initiated the Amparo proceeding to protect its legal rights in connection with the inactive claim on its Impacted Concessions. While this favorable ruling does not finally resolve the underlying administrative matter, it restores the Company’s procedural rights and requires the authorities to comply with constitutional due process requirements before any further administrative action may be taken.

The ruling covers the following mining concession titles held by DynaMéxico:

Concession Name	Title Number
San Sebastián	184473
San José	208537
Piedras de Lumbre Uno	215555
Piedras de Lumbre Dos	215556
La Nueva Esperanza	226289
Nuevo Rosario	184999
Los Tres Amigos	172216
Finisterre 4	231166

DynaMineras Tax Assessment

On August 10, 2026, the Mexican tax authority (Servicio de Administración Tributaria, or "SAT") issued a tax assessment following its review of the 2021 tax year of DynaMineras. The tax assessment includes proposed adjustments relating principally to the treatment of certain tax loss carryforwards, deductions and income recognition matters. The tax assessment resulted in an aggregate proposed assessment of approximately MXN $173.7 million (approximately US$10 million), consisting of tax, inflation adjustments, interest and penalties.

Management, together with its legal and tax advisors, disagrees with significant portions of the tax assessment and believes substantial factual and legal defenses remain available. The Company intends to pursue available administrative and judicial remedies with respect to those matters for which it disagrees with SAT's tax assessment.

While the tax assessment includes a quantified amount, the matter remains subject to available review and appeal processes. Based on the information currently available, management does not believe that a loss is probable and estimable under applicable accounting standards and, accordingly, the Company has not recorded a liability in the accompanying condensed consolidated financial statements related to SAT's review of DynaMineras' 2021 tax year.

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

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b-5 trading arrangement” or “non-Rule 10b-5 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

DynaResource, Inc.

Date: August 17, 2026	By:	/s/ Rohan Hazelton
Rohan Hazelton,
President and Chief Executive Officer
(principal executive officer)

Date: August 17, 2026	By:	/s/ Alonso Sotomayor
Alonso Sotomayor,
Chief Financial Officer
(principal financial and accounting officer)